Form 10-Q
period 2023-06-30
Beneficient
filed 2023-08-14
CIK 1775734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
(214) 445-4700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	BENF	Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock, par value $0.001 per share, and one share of Series A convertible preferred stock, par value $0.001 per share	BENFW	Nasdaq Stock Market LLC
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 9, 2023, Beneficient had 239,965,936 shares of Class A common stock outstanding and 19,140,451 shares of Class B common stock outstanding.

EXPLANATORY NOTE
The number of outstanding units, weighted average number of outstanding units, loss per common unit, equity-based compensation and other financial amounts previously expressed on the basis of common units have been retroactively restated on the basis of Common Stock (as defined below) to reflect the conversion of the BCG (as defined below) common units to Common Stock. This “Explanatory Note” details the series of transactions necessitating the retroactive restatement. For further information, see Note 4, De-SPAC Merger Transaction, to the consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a discussion of the conversion of certain BCG equity instruments to Common Stock.
On June 6, 2023, the registrant converted from a Delaware limited partnership called The Beneficient Company Group, L.P. (“BCG”) to a Nevada corporation called “Beneficient” (the “Conversion”) in connection with the closing of its merger with Avalon Acquisition Inc. (such transaction, the “Business Combination”), a special purpose acquisition vehicle and a Delaware corporation. References to “BCG,” “Ben,” “we,” “us,” “our,” the “Company” and similar terms, prior to the effective time of the Conversion, refer to the registrant when it was a Delaware limited partnership and such references following the effective time of the Conversion, refer to the registrant in its current corporate form as a Nevada corporation called “Beneficient.”
On June 6, 2023, immediately prior to the Conversion, BCG was recapitalized (the “BCG Recapitalization”) as follows: (i) the limited partnership agreement of BCG was amended to create one new subclass of BCG common units, the Class B Common Units (the “BCG Class B Common Units”), and the existing common units were renamed the Class A Common Units (the “BCG Class A Common Units”); and (ii) certain holders of the Preferred Series A Subclass 1 Unit Accounts of Beneficient Company Holdings, L.P. (“BCH” and such units, the “BCH Preferred A.1”) entered into conversion and exchange agreements (the “BCG Conversion and Exchange Agreements”) with BCG and BCH, pursuant to which they converted certain BCH Preferred A.1 to Class S Ordinary Units of BCH (“Class S Ordinary Units”), which were then contributed to BCG in exchange for BCG Class A Common Units.
Prior to the Conversion, the Company’s equity interests consisted of common units, one series of preferred units, and noncontrolling interests. Pursuant to the Conversion, each BCG Class A Common Unit converted into 1.25 shares of Class A common stock, par value $0.001 per share (“Class A common stock”), each BCG Class B Common Unit converted into 1.25 shares of Class B common stock, par value $0.001 per share (“Class B common stock” and together with the Class A common stock, the “Common Stock”), and the capital account balance of the Preferred Series B Subclass 2 Unit Accounts of BCG (“BCG Preferred B-2 Unit Accounts”) converted into shares of Class A common stock at a rate based on a 20% discount to the $10.00 valuation of the Class A common stock (or $8.00). As a result, in the Conversion, we issued 86,116,884 shares of Class A common stock with respect to the BCG Class A Common Units, 19,140,451 shares of Class B common stock with respect to the BCG Class B Units and 94,050,534 shares of Class A common stock with respect to the BCG Preferred B-2 Unit Accounts.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities laws. Forward-looking statements include all statements that are not historical statements of fact and statements regarding, but not limited to, our expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “will,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to significant risks and uncertainties. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and we assume no obligation and do not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise.
i

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
•the inability to maintain the listing of the Class A common stock on the Nasdaq Stock Market, LLC (“Nasdaq”);
•following the effective date of GWG Holdings Inc.’s (“GWG Holdings” or “GWG”), bankruptcy plan, the Litigation Trustee (as defined herein) has the sole authority to pursue or settle potential claims and causes of action of GWG’s estate against the Company;
•future resales of Class A common stock may cause the market price of Class A common stock to drop significantly;
•the market price for Class A common stock may be subject to substantial fluctuations, which may make it difficult for stockholders to sell shares at the volumes, prices, and times desired;
•the GWG Wind Down Trust (as defined herein) currently owns a substantial percentage of the Company and continues to have voting power with respect to those matters on which our Common Stock have the right to vote;
•the Company has received in the past, and may continue to receive in the future, negative publicity, which could adversely affect our reputation, operations, and financial condition;
•a determination that we are an unregistered investment company would have serious adverse consequences;
•the Company is currently involved in legal proceedings and may be a party to additional claims and litigation in the future;
•our liquidity, profitability and business may be adversely affected by concentrations of assets comprising the collateralized portion of the cash flows from the exchanged alternative assets;
•the due diligence process that we undertake in connection with any liquidity transaction may or may not reveal all facts that may be relevant in connection with such liquidity transaction;
•poor performance of our Collateral would cause a decline in our revenue, income and cash flow and could adversely affect our ability to raise capital for future liquidity transactions;
•we have a substantial amount of goodwill and intangible assets, which we have previously, and may in the future, write down as we make the required periodic assessments as to their value as reflected in our financial statements;
•we are subject to repayment risk in connection with our liquidity transactions;
•transfer restrictions applicable to alternative assets may prevent us from being able to attract a sufficient number of mid-to-high net worth individual investors, small-to-midsize institutional investors, family offices and fund general partners and sponsors to achieve our business goals;
•our liquidity, profitability and business may be adversely affected by an inability to access, or ability to access only on unfavorable terms, the capital markets;
•our operations, products and services may be negatively impacted by changes in economic and market conditions;
•shares of Class A common stock and Series A convertible preferred stock, par value $0.001 (the “Series A preferred stock”) are structurally subordinated to interests in BCH, a subsidiary of Beneficient;
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
•the Company may engage in transactions that represent a conflict of interest, with the review of such transactions subject to the Nevada statutory business judgment rule; and
•other risks, uncertainties and factors set forth in the “Risk Factors” section in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on July 13, 2023 (“Annual Report”) and in the “Management’s Discussion and Analysis” and “Risk Factors” sections of this Quarterly Report on Form 10-Q, as well as those described from time to time in our future reports filed with the SEC.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in the Annual Report or in this Quarterly Report on Form 10-Q. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

BENEFICIENT
Form 10-Q
For the Quarter Ended June 30, 2023

PART I. FINANCIAL INFORMATION
Item 1 — Financial Statements
BENEFICIENT
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2023	March 31, 2023 (1)
(Dollars and shares in thousands)	(unaudited)
ASSETS
Cash and cash equivalents	$3,057	$8,726
Restricted cash	821	819
Investments, at fair value:
Investments held by Customer ExAlt Trusts (related party of $77,460 and $76,154)	486,944	491,859
Investments held by Ben (related party of $683 and $1,371)	2,346	5,362
Other assets, net (related party of $1,405 and $2,195)	27,974	32,903
Intangible assets	3,100	3,100
Goodwill	1,271,621	2,367,926
Total assets	$1,795,863	$2,910,695

LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Accounts payable and accrued expenses (related party of $12,517 and $10,485)	$93,413	$65,724
Other liabilities (related party of $7 and $100)	19,722	14,622
Warrant liability	1,128	—
Customer ExAlt Trusts loan payable, net	49,529	52,129
Debt due to related party, net	100,072	99,314
Total liabilities	263,864	231,789

Redeemable noncontrolling interests
Preferred Series A Subclass 0 Unit Accounts, nonunitized	251,052	251,052
Preferred Series A Subclass 1 Unit Accounts, nonunitized	—	699,441
Total temporary equity	251,052	950,493

Shareholder’s equity:
Preferred stock, par value $0.001 per share, 250,000 shares authorized, 0 and 0 shares of Series A issued and outstanding as of June 30, 2023 and March 31, 2023	—	—
Class A common stock, par value $0.001 per share, 1,500,000 shares authorized, 190,047 and 180,178 shares issued as of June 30, 2023 and March 31, 2023, respectively, and 189,503 and 179,634 shares outstanding as of June 30, 2023 and March 31, 2023, respectively	190	180
Class B convertible common stock, par value $0.001 per share, 20,000 shares authorized, 19,140 and 19,140 shares issued and outstanding as of June 30, 2023 and March 31, 2023	19	19
Additional paid-in capital	1,583,041	1,579,545
Accumulated deficit	(1,079,091)	—
Stock receivable	(20,038)	—
Treasury stock, at cost (544 shares as of June 30, 2023 and March 31, 2023)	(3,444)	(3,444)
Accumulated other comprehensive income	14,190	9,900
Noncontrolling interests	786,080	142,213
Total equity	1,280,947	1,728,413
Total liabilities, temporary equity, and equity	$1,795,863	$2,910,695
(1) Retroactively adjusted March 31, 2023 for the de-SPAC merger transaction as described in Note 4. Such adjustments are unaudited.
See accompanying notes to consolidated financial statements.
F-1

BENEFICIENT
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,
(Dollars in thousands, except per share amounts)	2023	2022

Revenues
Investment income (loss), net	$500	$(25,117)
Loss on financial instruments, net (related party of $(3,566) and $(14,805))	(3,461)	(12,020)
Interest and dividend income	116	85
Trust services and administration revenues (related party of $8 and $8)	102	8
Total revenues	(2,743)	(37,044)

Operating expenses
Employee compensation and benefits	35,823	11,565
Interest expense (related party of $732 and $609)	3,784	3,619
Professional services	10,373	7,857
Provision for credit losses	—	18,790
Loss on impairment of goodwill	1,096,305	—
Other expenses (related party of $2,116 and $2,198)	6,942	7,076
Total operating expenses	1,153,227	48,907
Operating loss	(1,155,970)	(85,951)
Income tax expense	—	397
Net loss	(1,155,970)	(86,348)
Less: Net loss attributable to noncontrolling interests - Customer ExAlt Trusts	13,866	28,711
Less: Net loss attributable to noncontrolling interests - Ben	30,686	7,536
Less: Noncontrolling interest guaranteed payment	(4,105)	(3,868)
Net loss attributable to Beneficient common shareholders	$(1,115,523)	$(53,969)
Other comprehensive income (loss):
Unrealized gain (loss) on investments in available-for-sale debt securities	4,290	(1,798)
Total comprehensive loss	(1,111,233)	(55,767)
Less: comprehensive gain (loss) attributable to noncontrolling interests	4,290	(1,798)
Total comprehensive loss attributable to Beneficient	$(1,115,523)	$(53,969)

Net loss per common share - basic and diluted(1)
Class A	$(5.50)	$(0.27)
Class B	$(5.33)	$(0.27)

Weighted average common shares outstanding - basic and diluted(1)
Class A	184,160,036	180,178,268
Class B	19,140,451	19,140,451
(1) Retroactively adjusted the three months ended June 30, 2022 for the de-SPAC merger transaction as described in Note 4.
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY(1)
(UNAUDITED)
For the three months ended June 30, 2023:

	Series A Preferred Stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 10)	Total equity	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2023	—	$—	180,178	$180	19,140	$19	$1,579,545	$—	$—	$(3,444)	$9,900	$142,213	$1,728,413	$950,493
Net income (loss)	—	—	—	—	—	—	(36,432)	(1,079,091)	—	—	—	(44,552)	(1,160,075)	4,105
Recognition of share-based compensation cost	—	—	—	—	—	—	27,001	—	—	—	—	—	27,001	—
Payment of employee payroll taxes on restricted equity units	—	—	—	—	—	—	(84)	—	—	—	—	—	(84)	—
Issuance of common and preferred shares upon closing of de-SPAC transaction, net of issuance costs	2,749	3	7,972	8	—	—	(4,301)	—	—	—	—	—	(4,290)	—
Conversion of Series A preferred to Class A common	(2,749)	(3)	688	1	—	—	2	—	—	—	—	—	—	—
Issuance of shares in connection with transactions closing post de-SPAC	—	—	530	1	—	—	5,152	—	—	—	—	133	5,286	—
Reclass of distributions payable to noncontrolling interest holder	—	—	—	—	—	—	—	—	—	—	—	(329)	(329)	—
Issuance of shares to settle liability assumed at de-SPAC	—	—	275	—	—	—	2,745	—	—	—	—	—	2,745	—
Non-cash dividend to related party	—	—	—	—	—	—	(110)	—	—	—	—	—	(110)	—
Share-based awards to related party employees	—	—	—	—	—	—	110	—	—	—	—	—	110	—
Conversion of Class S Ordinary to Class A common	—	—	404	—	—	—	3,884	—	—	—	—	(3,884)	—	—
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	4,290	—	4,290	—
Deemed dividend for BCG Preferred Series B.2 Unit Accounts preferred return	—	—	—	—	—	—	6,942	—	—	—	—	(6,942)	—	—
Preferred Series A.0 Unit Accounts guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,105)
Redemption of BCG Preferred Series B.2 Unit Accounts	—	—	—	—	—	—	(1,413)	—	—	—	—	—	(1,413)	—
Stock receivable on prepaid forward purchase	—	—	—	—	—	—	—	—	(20,038)	—	—	—	(20,038)	—
Reclass of BCH Preferred A.1 from temporary to permanent equity	—	—	—	—	—	—	—	—	—	—	—	699,441	699,441	(699,441)
Balance, June 30, 2023	—	$—	190,047	$190	19,140	$19	$1,583,041	$(1,079,091)	$(20,038)	$(3,444)	$14,190	$786,080	$1,280,947	$251,052
(1) Retroactively adjusted March 31, 2023 for de-SPAC merger transaction as described in Note 4.
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (cont’d) (1)
(UNAUDITED)
For the three months ended June 30, 2022:

	Series A Preferred Stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling interests	Total equity	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2022	—	—	180,178	180	19,140	19	1,634,019	—	(3,444)	(1,326)	277,888	1,907,336	992,238
Net loss	—	—	—	—	—	—	(53,969)	—	—	—	(34,744)	(88,713)	2,365
Recognition of share-based compensation cost	—	—	—	—	—	—	3,507	—	—	—	—	3,507	—
Payment of employee payroll taxes on restricted equity units	—	—	—	—	—	—	(73)	—	—	—	(919)	(992)	—
Noncash issuance of noncontrolling interest	—	—	—	—	—	—	11,674	—	—	—	299	11,973	—
Distributions payable to noncontrolling interest holder	—	—	—	—	—	—	—	—	—	—	(543)	(543)	—
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	2,430	2,430	—
Deemed dividend upon issuance for GAAP to tax basis true-up	—	—	—	—	—	—	314	—	—	—	—	314	(314)
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	(1,798)	—	(1,798)	—
Deemed dividend for BCG Preferred Series B.2 Unit Accounts preferred return	—	—	—	—	—	—	9,150	—	—	—	—	9,150	(9,150)
Preferred Series A.0 Unit Accounts guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	(3,868)
Equity issuance costs	—	—	—	—	—	—	(15)	—	—	—	—	(15)	—
Balance, June 30, 2022	—	$—	180,178	$180	19,140	$19	$1,604,607	$—	$(3,444)	$(3,124)	$244,411	$1,842,649	$981,271
(1) Retroactively adjusted March 31, 2022 and three months ended June 30, 2022 for de-SPAC merger transaction as described in Note 4.
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
(Dollars in thousands)	2023	2022

Cash flows from operating activities:
Net loss	$(1,155,970)	$(86,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	931	777
Net amortization of debt premium and discount (related party of $(1,556) and $(1,528))	(1,287)	(1,065)
Loss on impairment of goodwill	1,096,305	—
(Gain) loss on financial instruments, net (related party of $(3,566) and $(14,805))	3,461	12,020
Return on investments in alternative assets held by Customer ExAlt Trusts	—	45
Investment (income) loss, net	(500)	25,117
Non cash interest expense (related party of $2,314 and $209)	5,072	2,753
Non cash interest income	(108)	(82)
Non cash share-based compensation	27,001	3,507
Provision for credit losses	—	18,790
Provision for deferred taxes	—	397
Changes in assets and liabilities:
Changes in other assets	(1,102)	(11,408)
Changes in accounts payable and accrued expenses	12,031	(1,622)
Changes in other liabilities and deferred revenue	256	39
Net cash used in operating activities	(13,910)	(37,080)
Cash flows from investing activities:
Return of investments in alternative assets held by Customer ExAlt Trusts	12,005	19,309
Purchase of investments in alternative assets held by Customer ExAlt Trusts	(256)	(948)
Purchase of premises and equipment	(523)	(338)
Purchase of put options by Ben	—	(7,451)
Net cash provided by investing activities	11,226	10,572
Cash flows from financing activities:
Payments on Customer ExAlt Trust loan payable	(3,056)	(4,791)
Redemption of Preferred Series B Subclass 2 Unit Accounts	(1,413)	—
Redemption of Preferred Series A Subclass 1 Unit Accounts	—	(3,793)
Payment of deferred financing costs for equity	(3,153)	(785)
Payment of employee income taxes on restricted equity units	(84)	(992)
Proceeds from de-SPAC merger	24,761	—
Payment for prepaid forward purchase agreement	(20,038)	—
Net cash used in financing activities	(2,983)	(10,361)
Net decrease in cash, cash equivalents, and restricted cash	(5,667)	(36,869)
Cash, cash equivalents, and restricted cash at beginning of period	9,545	76,105
Cash, cash equivalents, and restricted cash at end of period	$3,878	$39,236
Refer to Note 18 for supplemental cash flow disclosures, including reconciliation of cash, cash equivalents, and restricted cash used in the consolidated statement of cash flows.
See accompanying notes to consolidated financial statements.

BENEFICIENT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Overview of the Business
Legal Structure
Beneficient, a Nevada corporation, is a technology-enabled financial services holding company (including its subsidiaries, but excluding its Non-Controlling Interest Holders, collectively, “Ben,” “our,” “the Company,” or “we”) that provides simple, rapid, cost-effective liquidity solutions and trust products and services to participants in the alternative assets industry through its end-to-end online platform, Ben AltAccess. Prior to the conversion described below, Beneficient Management, L.L.C. (“Ben Management”), a Delaware limited liability company, was Ben’s general partner and Ben was controlled by, and the exclusive and complete authority to manage the operations and affairs of Ben was granted to, Ben Management’s Board of Directors.
On June 6, 2023, the Company converted from a Delaware limited partnership to a Nevada corporation and changed its corporate name from “The Beneficient Company Group, L.P.” (“BCG”) to “Beneficient” (the “Conversion”). On June 6, 2023, following the BCG Recapitalization and the Conversion, the Company, as the sole member of Beneficient Company Group, L.L.C. (“Ben LLC”), adopted the First Amended and Restated Limited Liability Company Agreement of Ben LLC (the “Ben LLC A&R LLCA”). The Ben LLC A&R LLCA establishes managing member interests and non-managing members interests, referred to as the Class A Units of Ben LLC. Beneficient is designated as the sole managing member. In addition, certain additional amendments were made which principally focused on the management of Ben LLC by the managing member. After the adoption of the Ben LLC A&R LLCA, Beneficient contributed to Ben LLC all of the BCH limited partnership interests and general partnership interests held by Beneficient (the “Contribution”), and Ben LLC became the general partner of BCH and the holder of 100% of the outstanding Class A Units of BCH.
On June 7, 2023, in accordance with the Business Combination Agreement, dated September 21, 2022 and amended April 18, 2023, with Avalon Acquisition, Inc. (“Avalon”), (the “Business Combination Agreement,” and the transactions contemplated thereby, collectively, the “Business Combination”), the Company completed its previously announced de-SPAC merger transaction (the “Transaction”) with Avalon. On June 8, 2023, Beneficient began trading on the Nasdaq Global Market. See Note 4 for additional disclosures related to the Conversion and Transaction.
BCH is a Delaware limited partnership formed on July 1, 2010. BCH is primarily a holding company that directly or indirectly receives all active and passive income of the Company and allocates that income among the partnership interests issued by BCH. As of June 30, 2023, BCH has issued and outstanding general partnership Subclass 1 Class A Units, Class S Ordinary Units, Class S Preferred Units, FLP Unit Accounts (Subclass 1, Subclass 2, and Subclass 3), Preferred Series A Subclass 0 Unit Accounts (“BCH Preferred A.0”), Preferred Series A Subclass 1 Unit Accounts (“BCH Preferred A.1”), and Preferred Series C Subclass 1 Unit Accounts (“BCH Preferred C.1”), although the BCH Preferred C-1 Units converted into shares of Class A common stock effective July 10, 2023.
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
The Customer ExAlt Trusts’ earnings on its alternative assets supports the repayment of the ExAlt Loans plus any related interest and fees. Since Ben consolidates the Customer ExAlt Trusts, Ben Liquidity’s ExAlt Loans and related interest and fee income and provision for credit losses and Ben Custody’s fee income are eliminated in the presentation of our consolidated financial statements solely for financial reporting purposes; however, such amounts directly impact the allocation of income (loss) to Ben’s or BCH’s equity holders. Likewise, the amounts expensed by the Customer ExAlt Trusts for interest and fees owed to Ben’s operating subsidiaries are eliminated in the presentation of our consolidated financial statements, but are recognized for purposes of the allocation of income (loss) to the beneficial owners of the Customer ExAlt Trusts. Refer to Note 3 for additional information.
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
Liquidity and Going Concern
As of June 30, 2023, we had unrestricted cash and cash equivalents of $3.1 million. We generated net losses totaling $1.2 billion and $86.3 million for the three months ended June 30, 2023 and 2022, respectively. As of July 31, 2023, we had unrestricted cash and cash equivalents of approximately $4.4 million.
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
Based on projections of growth in revenue and net income in the coming quarters, the expected additional investments into Ben by third parties, potentially refinancing certain existing borrowings with either our current lender or other lenders, the additional financing source from the SEPA, and expected proceeds from our debt and equity offerings, we believe that we will have sufficient cash resources to finance our operations, satisfy other obligations, and to fund expected lending transactions within one year after the date that the unaudited interim consolidated financial statements are issued. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.
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
All intercompany accounts and transactions have been eliminated in consolidation, and the portion of income allocated to owners other than the Company is included in “net income (loss) attributable to noncontrolling interests” in the consolidated statements of comprehensive income (loss). With the consolidation of the Customer ExAlt Trusts, interest and fees income and any related receivable charged by Ben Liquidity and Ben Custody to the Customer ExAlt Trusts are eliminated in the presentation of our consolidated financial statements. While these amounts are eliminated solely for financial reporting purposes, such amounts are earned by Ben Liquidity and/or Ben Custody from the Customer ExAlt Trusts and directly impact the income (loss) allocable to Ben’s and BCH’s equity holders, as further discussed in Note 3.
The accompanying unaudited interim consolidated financial statements of the Company do not contain the detail or footnote disclosure concerning accounting policies and other matters that would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report. The consolidated statement of financial condition as of March 31, 2023 is from the Company’s audited financial statements. In the opinion of management, all material adjustments, consisting of normal and recurring adjustments, have been made that were considered necessary to present fairly the financial condition, results of operations and cash flows at the interim date and for the interim periods presented. Operating results for the interim periods disclosed herein are not necessarily indicative of results that may be expected for a full year.
Initial Recapitalization and Common Unit Conversion
On June 6, 2023, immediately prior to the Conversion, the BCG Recapitalization was as follows: (i) the limited partnership agreement of BCG was amended to create the BCG Class B Common Units, and the existing common units were renamed the “BCG Class A Common Units; and (ii) certain holders of the BCH Preferred A.1 entered into BCG Conversion and Exchange Agreements with BCG and BCH, pursuant to which they converted certain BCH Preferred A.1 to Class S Ordinary Units, which were then contributed to BCG in exchange for BCG Class A Common Units.
Prior to the conversion on June 6, 2023, when the Company was a Delaware limited partnership, the Company’s equity interests consisted of common units, one series of preferred units, and noncontrolling interests. Pursuant to the Conversion, each BCG Class A Common Unit converted into 1.25 shares of Class A common stock, each BCG Class B Common Unit converted into 1.25 shares of Class B common stock, and the capital account balance of the BCG Preferred B-2 Unit Accounts converted into shares of Class A common stock at a rate based on a 20% discount to the $10.00 valuation of the Class A common stock (or $8.00). As a result, in the Conversion, we issued 86,116,884 shares of Class A common stock with respect to the BCG Class A Common Units, 19,140,451 shares of Class B common stock with respect to the BCG Class B Units and 94,050,534 shares of Class A common stock with respect to the BCG Preferred B-2 Unit Accounts.
For the periods prior to the Closing, the number of outstanding units, weighted average number of outstanding units, loss per common unit, equity-based compensation and other financial amounts previously expressed on the basis of Common Units have been retroactively adjusted on the basis of Common Stock reflecting the common unit conversion ratio, as described above.
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the consolidated financial statements and could differ from actual results. Material estimates that are particularly susceptible to change in the near term relate to the fair value determination of investments in alternative assets held by the Customer ExAlt Trusts, the fair value determination of the investment in debt securities, determination of the allowance for credit losses as an input to the allocation of income (loss) to Ben’s or BCH’s equity holders, evaluation of potential impairment of goodwill and other intangibles, and determining the grant date fair value for certain share-based compensation awards.
Significant accounting policies are detailed in Note 2 to the consolidated financial statements included in the Company’s Annual Report. Other than new policies related to the adoption of ASU 2016-13 as described in Note 3 and those below, there are no new or revised significant accounting policies as of June 30, 2023.
Warrant Liability
The Company accounts for the warrants assumed in the Transaction (as described in Note 4), in accordance with the guidance contained in ASC 815, Derivatives and Hedging whereby under that provision these warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies these warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period using quoted market prices. This liability is re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s consolidated statements of comprehensive income (loss). Such warrant classification is also subject to re-evaluation at each reporting period.
Income Taxes
On June 6, 2023, The Beneficient Company Group, L.P. changed both its regulatory and tax status from a Delaware Limited Partnership to a Nevada Corporation and changed its name from The Beneficient Company Group, L.P. to Beneficient. Beneficient made a tax election to be treated as a corporation for US tax purposes effective as of this date.
As a result of this tax election, Beneficient records current tax liabilities or assets through charges or credits to the current tax provision for the estimated taxes payable or refundable for the current year. Deferred tax assets and liabilities are recorded for future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A deferred tax valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. A tax position that fails to meet a more-likely-than-not recognition threshold will result in either reduction of current or deferred tax assets, and/or recording of current or deferred tax liabilities. Interest and penalties related to income taxes are recorded in the other expense line item of the consolidated statements of comprehensive income (loss).

Reclassification
Certain prior year amounts have been reclassified for consistency with the current year presentation. Specifically, $0.6 million of other expenses was reclassified to professional services for the three months ended June 30, 2022. This reclassification had no effect on total operating expenses.
Accounting Standards Recently Adopted
On April 1, 2023, we adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) (“CECL”), along with the subsequently issued guidance amending and clarifying various aspects of ASU 2016-13, using the modified retrospective method as required. In accordance with that method, the comparative period’s information continues to be reported under the relevant accounting guidance in effect for that period. Upon adoption of ASU 2016-13, the incurred loss impairment method was replaced with a new impairment model that reflects current expected lifetime losses for our ExAlt Loans receivables. The adoption of ASU 2016-13 resulted in a cumulative-effect adjustment to decrease opening common units (in the absence of retained earnings or accumulated deficit) prior to the consolidation of the Customer ExAlt Trusts by $61.1 million, resulting from an increase to our allowance for credit losses on ExAlt Loans. There is no impact to the consolidated financial statements as loans receivable and its related allowance for credit losses is eliminated in the presentation of the consolidated financial statements. The adoption of this new guidance did not result in a material impact to our available-for-sale debt securities portfolio or asset classes other than loans receivable.
Accounting Standards Not Yet Adopted
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
3.    Understanding our Financial Statements and the Impact to the Common Shareholder
Ben’s current products and services, which are offered by the Ben Liquidity and Ben Custody business segments, involve or are principally offered to certain of the Customer ExAlt Trusts, which are consolidated VIEs solely for financial reporting purposes, and are not owned directly or indirectly by Ben or BCH equity holders. Transactions involving products and services between Ben’s operating subsidiaries and the Customer ExAlt Trusts are eliminated in the presentation of our consolidated financial statements. Thus, the consolidated financial statements reflect the (i) assets, liabilities, revenues, expenses, investment income and cash flows of Ben, including the Customer ExAlt Trusts, which hold the collateral for the ExAlt Loans, on a gross basis, and (ii) a portion of the economic interests of certain of the Customer ExAlt Trusts held by the residual beneficiaries that are attributed to noncontrolling interests in the accompanying consolidated financial statements.
As a result, Ben’s primary tangible assets reflected on its consolidated statements of financial condition are investments, mainly comprised of alternative assets held by the Customer ExAlt Trusts and the primary sources of revenue reflected on our consolidated statements of comprehensive income (loss) are investment income (loss), net, which represents changes in the net asset value (“NAV”) of these investments held by the Customer ExAlt Trusts, and gain (loss) on financial instruments, net, which represents changes in fair value of equity securities, debt securities, a derivative liability, and put options, primarily held by the Customer ExAlt Trusts. Such investment income (loss), net, and gain (loss) on financial instruments that are held by the Customer ExAlt Trusts is included in the net income (loss) allocated to noncontrolling interests – Customer ExAlt Trusts in the consolidated statement of comprehensive income (loss). The revenues and expenses recognized in these line items for the activities of the Customer ExAlt Trusts do not directly impact net income (loss) attributable to Ben’s or BCH’s equity holders.
Instead, the interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts, which are eliminated in the presentation of our consolidated financial statements, directly impact the net income (loss) attributable to Ben’s and BCH’s equity holders. Our Ben Liquidity and Ben Custody business segments, which relate to our current operating subsidiaries, are owned by the Company’s equity holders (including those of BCH), and recognize revenue through (i) interest income on ExAlt Loans made to the Customer ExAlt Trusts in connection with our liquidity transactions for Customers with interest rates between 7.0% and 14.0% per annum charged against the outstanding principal balance of the ExAlt Loan, (ii) fee income billed at closing, but recognized as revenue ratably over the expected life of the alternative asset, for each liquidity transaction with Customers for services including access to and use of the AltAccess Platform, transfer of the alternative assets, and delivery of the consideration to the client, with fee rates of 7.0% of the sum of the NAV and remaining unfunded commitment of the transacted alternative asset, and (iii) recurring fee income recognized each period for providing services including trustee, custody, and trust administration of the Customer ExAlt Trusts while they hold investments, with fee rates of 2.8% per annum of the sum of the NAV and remaining unfunded commitment of the alternative assets held.
a.Ben Liquidity recognized $12.0 million and $14.3 million, in interest income during the three months ended June 30, 2023 and 2022, respectively.
b.Ben Custody recognized $6.6 million and $7.3 million, in trust services and administration revenues during the three months ended June 30, 2023 and 2022, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods.
In addition, the Corporate/Other segment, which also relates to Ben or subsidiaries owned by the holders of equity in the Company (including BCH), may include fee revenue recognized through services provided to Customers or the Customer ExAlt Trusts through business lines not included within Ben Liquidity and Ben Custody.
Additionally, Ben Liquidity’s provision for credit losses is eliminated in the presentation of our consolidated financial statements but directly impacts the net income (loss) attributable to the various equity securities of Ben and BCH. Likewise, the amounts expensed by the Customer ExAlt Trusts for interest and fees owed to Ben’s operating subsidiaries are eliminated in the presentation of our consolidated financial statements but are recognized for purposes of the allocation of net income (loss) attributable to the beneficial owners of the Customer ExAlt Trusts.
The following table presents a reconciliation of operating income (loss) of our reportable segments, excluding the Customer ExAlt Trusts, to net income (loss) attributable to Beneficient’s common shareholders. This reconciliation serves to provide users of our financial statements an understanding and visual aide of the reportable segments that impact net income (loss) attributable to the common shareholder and reiterates that the consolidation of the Customer ExAlt Trusts has no impact on the net income (loss) attributable to Beneficient’s common shareholders.

(in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Operating income (loss)
Ben Liquidity	$(903,026)	$(32,853)
Ben Custody	(189,997)	6,163
Corporate & Other	(49,081)	(28,755)
Less: Income tax expense (benefit)	—	397
Less: Net loss attributable to noncontrolling interests - Ben	30,686	7,536
Less: Net income attributable to noncontrolling interests - CT	—	(1,795)
Less: Noncontrolling interest guaranteed payment	(4,105)	(3,868)
Net loss attributable to common shareholders	$(1,115,523)	$(53,969)
Significant Accounting Policies - Impacting Allocation of Net Income (Loss) to Beneficient’s Equity Holders
As described above, certain income and expenses involving transactions between Ben and the Customer ExAlt Trusts are eliminated in consolidation for financial reporting purposes; however, the income or expenses are important to determine the net income (loss) allocable to Ben’s and BCH’s equity holders. Significant accounting policies related to the significant income and expense items eliminated in our consolidated financial statements, but impacting the allocation of net income (loss) to Beneficient’s equity holders, are detailed in Note 3 to the consolidated financial statements included in the Company’s Annual Report. Other than new policies related to the adoption of ASU 2016-13 as described below, there are no new or revised significant accounting policies as of June 30, 2023.
Allowances for Credit Losses and related Provision
The ExAlt Loans’ allowance for credit losses is an input to the allocation of income (loss) to Ben’s or BCH’s equity holders.
Ben adopted CECL on April 1, 2023. The CECL approach requires an estimate of the credit losses expected over the life of a loan (or pool of loans). It replaced the incurred loss approach’s threshold that required the recognition of a credit loss when it was probable that a loss event was incurred. The allowance for credit losses is a valuation account that is deducted from, or added to, the loans’ amortized cost basis to present the net, lifetime amount expected to be collected on the loans. Credit losses are charged off against the allowance when management believes a loan balance is confirmed to be uncollectible.

Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management analyzes the loans individually as the loans do not have similar risk characteristics.
Management estimates the allowance using relevant available information from internal and external sources related to past events, current conditions, and reasonable and supportable economic forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Ben currently does not have adequate historical loss data to provide a basis for the long-term loss information associated with its loans. As such, Ben uses alternative, long-term historical average credit loss data from Preqin in establishing the loss history as a proxy.
Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in credit concentrations, collateral values and underwriting standards as well as changes in economic conditions or other relevant factors. Management judgment is required at each point in the measurement process.
Ben uses the discounted cash flow (DCF) method to estimate expected credit losses for the loan portfolio. Ben generates cash flow projections at the loan level wherein payment expectations are adjusted for changes in market risk premiums, risk free rate, NAV growth rate, and discount rate. The inputs are based on historical data from Preqin and adjusted, if necessary, based on the reasonable and supportable forecast of economic conditions. To adjust, management utilizes externally developed forward-looking macroeconomic factors as indicators of future expected cash flows: S&P500 Index data and US 3-Month Treasury. The economic forecasts are applied over the cashflow projection period.
The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows (NPV). An allowance for credit loss is established for the difference between the instrument’s NPV and amortized cost basis.
The DCF model also considers the need to qualitatively adjust expected loss estimates for information not already captured in the quantitative loss estimation process. Qualitative considerations include limitations inherent in the quantitative model; trends experienced in nonperforming loans; changes in value of underlying collateral; changes in underwriting policies and procedures; nature and composition of loans; portfolio concentrations that may affect loss experience across one or more components or the portfolio; and the effect of external factors such as competition, legal and regulatory requirements. These qualitative factor adjustments may increase or decrease Ben’s estimate of expected credit losses so that the allowance for credit loss is reflective of the estimate of lifetime losses that exist in the loan portfolio at the balance sheet date.
Prior to the adoption of ASU 2016-13, management’s determination of the allowance is based upon an evaluation of the loan portfolio, impaired loans, economic conditions, volume, growth and composition of the collateral to the loan portfolio, and other risks inherent in the portfolio. Currently, management individually reviews all ExAlt Loans due to the low volume and non-homogenous nature of the current portfolio. Management relies heavily on statistical analysis, current NAV and distribution performance of the underlying alternative asset and industry trends related to alternative asset investments to estimate losses. Management evaluates the adequacy of the allowance by reviewing relevant internal and external factors that affect credit quality. The cash flows generated from the alternative asset interests supporting the collateral are the sole source of repayment of the ExAlt Loans and related interest. Ben recognizes any charge-off in the period in which it is determined, at which time impaired ExAlt Loans are written down to their estimated net present value.
For purposes of determining income allocations to Ben’s and BCH’s equity holders, interest income is adjusted for the ExAlt Loans’ allowance for credit losses, which was approximately $9.5 million and $43.1 million, for the three months ended June 30, 2023 and 2022, respectively.
4.    De-SPAC Merger Transaction
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
Pursuant to the Forward Purchase Agreement, Purchaser agreed to purchase shares of Avalon Class A Common Stock (the “AVAC FPA Shares”) at a purchase price per share of $10.588 (for aggregate consideration of $25.0 million). The AVAC

FPA Shares were redeemed in connection with the Special Meeting and converted into shares of Class A Common Stock, par value $0.001 per share, of Beneficient (“Class A Common Stock”) and Series A Convertible Preferred Stock, par value $0.001 per share, of Beneficient (“Series A Preferred Stock”) upon consummation of the Business Combination. The Series A Preferred Stock converted in accordance with its terms to shares of Class A Common Stock, and Purchaser held an aggregate of 2,956,480 shares of Class A Common Stock following such conversion in respect of the AVAC FPA Shares (such shares of Class A Common Stock, the “FPA Shares”).
The $25.0 million in proceeds (the “Disbursed Amount”) in respect of the FPA Shares was disbursed from the Avalon trust account following the consummation of the Business Combination. Specifically, $5.0 million of the Disbursed Amount was disbursed to Beneficient, with the remaining $20.0 million (the “Reserve Amount”) disbursed to Purchaser to be held by Purchaser until the Maturity Date (as defined below) or until its earlier release per the terms of the Forward Purchase Agreement. Such Reserve Amount is reflected as a Stock Receivable classified in equity on the consolidated statements of financial condition.
The Forward Purchase Agreement provides for two categories of FPA Shares: (i) 1,064,333 FPA Shares categorized as “Purchased Shares” (the “Purchased Shares”) and (ii) the remaining 1,892,147 FPA Shares categorized as “Prepaid Forward Shares” (the “Prepaid Forward Shares”).
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
Upon the sales of the Prepaid Forward Shares, the Purchaser will remit $10.588 per share, or such lesser price per share designated by the Company (“Designated Price”) by written notice setting forth the Designated Price and the number Prepaid Forward Shares that may be sold at such price (“Designated Price Notice”) delivered to Purchaser prior to any such sales, to the Company. On June 8, 2025 (“Maturity Date”), any Prepaid Forward Shares not sold by the Purchaser will be returned to the Company and any remaining amounts in respect of the Prepaid Forward Shares will be retained by the Purchaser, less any amounts still owed to the Company from sales effected prior to the Maturity Date. The Forward Purchase Agreement permits the Company, in its sole discretion, to lower the Designated Price to a per share amount lower than $10.588 in order to permit the Purchaser to effect additional sales of its Prepaid Forward Shares at a price lower than the prevailing trading price of the Company’s Class A common stock in exchange for the remitting of a portion of the proceeds of any such sales to the Company. The Prepaid Forward Shares include an embedded put option, which is accounted for separately and classified as a liability in the other liabilities line item of the consolidated statements of financial condition. The Prepaid Forward Shares are measured at fair value each reporting period with the change in fair value recognized in the consolidated statements of comprehensive income (loss).
Prior to June 30, 2023, the Purchaser received $5.0 million in gross proceeds from the sale of a portion of the Purchased Shares. No sales of any of the Prepaid Forward Shares had occurred as of June 30, 2023.
Recapitalization of BCG
On June 6, 2023, immediately prior to the Conversion, the BCG Recapitalization occurred as follows: (i) the limited partnership agreement of BCG was amended to create the BCG Class B Common Units, and the existing common units were renamed the “BCG Class A Common Units, and (ii) certain holders of the BCH Preferred A.1 entered into BCG Conversion and Exchange Agreements with BCG and BCH, pursuant to which they converted certain BCH Preferred A.1 to Class S Ordinary Units, which were then contributed to BCG in exchange for BCG Class A Common Units.
Prior to the Conversion on June 6, 2023, when the Company was a Delaware limited partnership, the Company’s equity interests consisted of common units, one series of preferred units, and noncontrolling interests. Pursuant to the Conversion, each BCG Class A Common Unit converted into 1.25 shares of Class A common stock, each BCG Class B Common Unit converted into 1.25 shares of Class B common stock, and the capital account balance of the BCG Preferred B-2 Unit Accounts converted into shares of Class A common stock at a rate based on a 20% discount to the $10.00 valuation of the Class A common stock (or $8.00). As a result, in the Conversion, we issued 86,116,884 shares of Class A common stock with respect to the BCG Class A Common Units, 19,140,451 shares of Class B common stock with respect to the BCG Class B Units and 94,050,534 shares of Class A common stock with respect to the BCG Preferred B-2 Unit Accounts.

The following table provides additional information on the securities contributed and exchanged by each of BHI, Bruce W. Schnitzer and Hicks Holdings Operating, LLC (dollars and units in thousands):

Name	Converted Capital Account Balance of BCH Preferred A.1	Class S Ordinary Units Received	BCG Class B Units Received
BHI	$177,195	14,176	14,176
Bruce W. Schnitzer	988	79	79
Hicks Holdings Operating, LLC	13,222	1,058	1,058
Total	$191,405	15,312	15,312
The following table provides additional information on the securities contributed and exchanged by each of Bruce W. Schnitzer and Richard W. Fisher (dollars and units in thousands):

Name	Converted Capital Account Balance of BCH Preferred A.1	Class S Ordinary Units Received	BCG Class A Units Received
Bruce W. Schnitzer	$734	659	659
Richard W. Fisher	1,722	738	738
Total	$2,456	1,396	1,396
As part of the conversion to BCG Class A Units, additional value of approximately $15.0 million was provided to certain holders who are members of our board of directors. The additional value was accounted for as compensation, which resulted in stock-based compensation expense of $15.0 million during the quarter ended June 30, 2023.
Closing of the Transaction
On June 7, 2023, the Company completed its previously announced de-SPAC merger transaction with Avalon. Each share of Avalon common stock issued and outstanding immediately prior to that date automatically converted into one share of Class A common stock and one share of Series A preferred stock of Beneficient. Additionally, each Avalon Warrant automatically converted into a Warrant (defined below).
Accordingly, the Company issued (i) an aggregate of 7,971,864 shares of Class A common stock to the former holders of Class A Common Stock of Avalon, par value $0.0001 per share (“Avalon Class A common stock”), and Class B Common Stock of Avalon, par value $0.0001 per share (“Avalon Class B common stock”), outstanding immediately prior to June 7, 2023, and (ii) an aggregate of 2,796,864 shares of Beneficient Series A preferred stock to non-redeeming Avalon Class A stockholders, and the Avalon Warrants converted into an aggregate of 23,625,000 redeemable Warrants. At closing, $27.9 million of cash remained in the trust account of Avalon. There were $26.1 million in transaction expenses, $20.0 million of which represented the Reserve Amount under the Forward Purchase Agreement, that were either paid by Avalon prior to closing or offset against proceeds received by the Company at closing, resulting in $1.8 million in net proceeds to the Company. Proceeds from the Transaction were used to pay expenses related to the Transaction.
Immediately after the Business Combination, 188,674,282 shares of Class A common stock were issued and outstanding, 19,140,451 shares of Class B common stock were issued and outstanding, 2,796,864 shares of Beneficient Series A preferred stock were issued and outstanding and 23,757,500 Warrants were issued and outstanding. Because the Series A preferred stock is not expected to be publicly listed, the Beneficient Series A preferred stock terms provide that upon its issuance, each share of Series A preferred stock will automatically convert into one-quarter of a share of Class A common stock of Beneficient, or an aggregate of 699,216 additional shares of Class A common stock. Following such conversion, there are 189,379,498 shares of Class A common stock of Beneficient outstanding following the Business Combination.
The Transaction is a capital transaction in substance and not a business combination under ASC 805, Business Combinations (“ASC 805”). As a result, Beneficient is treated as the accounting acquirer and Avalon is treated as the acquired company for financial reporting purposes per ASC 805. Accordingly, for accounting purposes, the Transaction is treated similar to an equity contribution in exchange for the issuance of shares of Common Stock. The financial statements of the combined entity represents a continuation of the financial statements of Beneficient, and the net assets of Avalon have been stated at historical cost, with no goodwill or other intangible assets recorded. The equity and net loss per unit attributable to common equity holders of the Company, prior to the closing, have been retroactively restated as shares reflecting the common unit conversion ratio discussed above.

The Company and Avalon incurred $21.7 million and $26.1 million, respectively, of expenses related to the Transaction. These expenses consist of underwriting fees, professional services (legal, accounting, advisory, etc.) and other direct expenses associated with the Transaction. Costs incurred by Ben were initially capitalized as incurred in the other assets on the consolidated statements of financial condition. As a result of the transaction, the transaction costs incurred by the Company related to the issuance of shares were recognized in additional paid-in capital as a reduction of proceeds. The expenses incurred by Avalon were either paid by Avalon prior to Closing or netted against proceeds received by the Company at Closing.
Common Stock Warrants
The Company assumed 15,525,000 publicly-traded Avalon Warrants (“Avalon Public Warrants”) and 8,100,000 private placement Avalon Warrants (“Avalon Private Warrants”), which were originally issued by Avalon in connection with its initial public offering and, as a result of the assumption by the Company, became Warrants. The Avalon Public Warrants assumed by Ben are referred to as the “Public Warrants” and the Avalon Private Warrants assumed by Ben are referred to as the “Private Warrants”, and collectively, the “Warrants”. The Warrants are included in derivative warrant liabilities on the Company’s consolidated statements of financial condition. The Warrants entitle the holder to exercise each whole warrant for one share of Class A common stock and one share of Series A preferred stock at an exercise price of $11.50 (each a “Warrant” and collectively, the “Warrants”).
The Public Warrants may only be exercised for a whole number of shares, and will expire on June 7, 2028 (i.e., five years following the Closing), or earlier upon redemption or liquidations. Ben may redeem the outstanding Public Warrants (i) in whole and not in part; (ii) at a price of $0.01 per warrant; (iii) upon not less than 30 days’ prior written notice of redemption to each warrant holder; and (iv) if, and only if, the reported last sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending three business days before Ben sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share. In addition, we have the ability to redeem the outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per Public Warrant if, among other things, the Reference Value equals or exceeds $10.00 per share. If and when the Public Warrants become redeemable by Ben, Ben may exercise its redemption right even if Ben is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
During any period when Ben fails to maintain an effective registration statement registering the Class A common stock issuable upon the exercise of the Warrants, Ben is required to permit holders of Warrants to exercise their Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act of 1933, as amended, or another exemption.
The Private Warrants, which became transferable, assignable and salable on July 7, 2023 (i.e., 30 days after the Closing), are currently held by the Avalon Sponsor, and are generally identical to the Public Warrants, except they cannot be redeemable by Ben so long as they are held by the Avalon Sponsor or its permitted transferees. An Avalon Sponsor, or its permitted transferees, has the option to exercise the Private Warrants on a cashless basis and have certain registration rights. If the Private Warrants are held by holders other than the Avalon Sponsor or its permitted transferees, the Private Warrants will become redeemable by Ben in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.
As of June 30, 2023, there were 23,757,500 Warrants outstanding with a fair value of $1.1 million, as reflected in the derivative warrants line item on the consolidated statements of financial condition. During the three months ended June 30, 2023, a gain of $1.5 million was recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.

5.    Investments, at Fair Value
Investments held by Ben or held by the Customer ExAlt Trusts are comprised of investments in alternative assets, public debt and equity securities (principally of a related party), other equity securities and put options. The composition of investments recorded at fair value by holder is included in the table below (in thousands):

	June 30, 2023		March 31, 2023
	Ben	Customer ExAlt Trusts	Ben	Customer ExAlt Trusts
Alternative assets	$—	$374,603	$—	$385,851
Public equity securities and option	1,690	5,023	4,742	8,087
Debt securities available-for-sale	656	80,532	620	76,278
Other equity securities	—	26,786	—	21,643
Total investments, at fair value	$2,346	$486,944	$5,362	$491,859
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
The underlying interests in alternative assets are primarily limited partnership interests. The transfer of the investments in private equity funds generally requires the consent of the corresponding private equity fund manager, and the transfer of certain fund investments is subject to rights of first refusal or other preemptive rights, potentially further limiting the ExAlt PlanTM from transferring an investment in a private equity fund. The majority (97 percent) of the investments are not subject to redemption with the funds. Distributions from funds are received as the underlying investments are liquidated. Timing of liquidation is currently unknown.

Portfolio Information
Our portfolio of alternative asset investments, held by certain of the Customer ExAlt Trusts by asset class of each fund as of June 30, 2023 and March 31, 2023, is summarized below (in thousands):

	Alternative Investments Portfolio Summary
	June 30, 2023		March 31, 2023
Asset Class	Carrying Value	Unfunded Commitments	Carrying Value	Unfunded Commitments
Venture Capital	$164,097	$2,877	$165,933	$2,810
Private Equity	143,714	46,838	145,073	47,218
Natural Resources	27,832	4,567	27,756	5,240
Hedge Funds(1)	19,291	337	24,935	337
Private Real Estate	10,436	4,808	10,391	4,800
Other(2)	9,233	730	11,763	730
Total	$374,603	$60,157	$385,851	$61,135
Certain prior year items have been reclassified to conform with current year presentation.
(1) As of June 30, 2023, $10.8 million of the investments in this asset class are currently redeemable with no restrictions apart from the notice period. The redemption frequency ranges from weekly to quarterly and the redemption notice period ranges from 2 to 90 days.
(2) “Other” includes earnouts, escrow, net other assets, and private debt strategies.
As of June 30, 2023, the Customer ExAlt Trusts collectively had exposure to 286 professionally managed alternative asset investment funds, comprised of 931 underlying investments, 91 percent of which are investments in private companies.
Public Equity Securities
Investment in public equity securities primarily represents ownership by both Ben and certain of the Customer ExAlt Trusts in GWG Holdings combined with direct investments in other public companies. These investments are carried at fair value, which is determined using quoted market prices. Any realized gains and losses are recorded on a trade-date basis. Realized and unrealized gains and losses are recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). As of June 30, 2023 and March 31, 2023, the fair value of the GWG Holdings’ common stock held by Ben and the Customer ExAlt Trusts is $0.1 million and $3.7 million, respectively. The fluctuation in the amount of GWG Holdings’ common stock between each period end is determined by the quoted market price. The decline in market price from March 31, 2023 to June 30, 2023, is due to a variety of factors, including GWG Holdings’ reorganization under the Chapter 11 Bankruptcy Code. The fair value of the investments in other public companies was $4.9 million and $5.1 million as of June 30, 2023 and March 31, 2023, respectively. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
Put Options
On April 1, 2022, Ben, through CT Risk Management, L.L.C., made aggregate payments of $5.0 million to purchase additional put options in the S&P 500 Index with an aggregate notional amount of $141.3 million. Half of the notional expires in April 2024, while the other half expires in April 2025. On April 27, 2022, CT Risk Management, L.L.C. sold an equity interest for $2.4 million to the third-party involved in a participation loan transaction described in Note 7 and utilized the proceeds to purchase additional put options similar to the put options purchased on April 1, 2022.
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
As of June 30, 2023 and March 31, 2023, the fair value of the options was $1.7 million and $4.0 million, respectively. For the three months ended June 30, 2023 and 2022, Ben has recognized losses of $2.3 million and gains of $1.8 million, respectively, on the put options, of which approximately $1.7 million and $1.3 million, respectively, is attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.

Debt Securities Available-for-Sale
Investments in debt securities primarily represent ownership in corporate debt securities, specifically, L Bonds of GWG Holdings (“L Bonds”) held by certain of the Customer ExAlt Trusts. Investments in debt securities also represent ownership in privately held debt securities. Investments in debt securities are classified and accounted for as available-for-sale, with unrealized gains and losses presented as a separate component of equity under the accumulated other comprehensive income (loss) line item.
The L Bonds had a maturity date of August 8, 2023. However, upon GWG Holdings’ emergence from bankruptcy on August 1, 2023, the investments in L Bonds converted to equity interests in the GWG Wind Down Trust.
The amortized cost, estimated fair value, and unrealized gains and losses on investments in debt securities classified as available-for-sale as of June 30, 2023 and March 31, 2023 are summarized as follows:

	June 30, 2023
(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities (L Bonds)	$64,313	$23,016	$(9,322)	$78,007
Other debt securities	2,685	1,452	(956)	3,181
Total available-for-sale debt securities	$66,998	$24,468	$(10,278)	$81,188

	March 31, 2023
(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities (L Bonds)	$64,313	$17,433	$(7,924)	$73,822
Other debt securities	2,685	1,347	(956)	3,076
Total available-for-sale debt securities	$66,998	$18,780	$(8,880)	$76,898
The table below indicates the length of time individual debt securities have been in a continuous loss position as of June 30, 2023 and March 31, 2023:

	June 30, 2023		March 31, 2023
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities (L Bonds):
Twelve months or longer	$78,007	$9,322	$73,822	$7,924
Other debt securities:
Less than twelve months	—	—	2,078	956
Twelve months or longer	2,183	956	—	—
Total available-for-sale debt securities with unrealized losses	$80,190	$10,278	$75,900	$8,880
The noncredit-related portion of the net unrealized gains of $4.3 million and losses of $1.8 million for the three months ended June 30, 2023 and 2022, respectively, was recognized as a component of accumulated other comprehensive income (loss).
During the three months ended June 30, 2023 and 2022, the Company determined the credit-related portion of other-than-temporary impairment (“OTTI”) on its investment in debt securities available-for-sale was nil and $12.6 million, respectively, which is recorded in the provision for credit losses on the consolidated statements of comprehensive income (loss). The Company determined these losses were other-than-temporary as it does not expect to recover the entire amortized cost basis of the security.

The following table is a rollforward of credit-related OTTI recognized in earnings for the periods presented below:

(Dollars in thousands)	Three Months Ended June 30,
	2023	2022
Balance, beginning of period	$31,290	$18,669
Increase in OTTI amounts previously recognized	—	12,608
Balance, end of period	$31,290	$31,277
The contractual maturities of available-for-sale debt securities as of June 30, 2023 and March 31, 2023 are as follows:

	June 30, 2023		March 31, 2023
(Dollars in thousands)	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Due in one year or less	$66,000	$80,190	$66,000	$75,900
No fixed maturity	998	998	998	998
	$66,998	$81,188	$66,998	$76,898
Other Equity Securities
Certain of the Customer ExAlt Trusts hold investments in equity securities that do not have a readily determinable fair value. These equity securities are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The value of these equity securities was $26.8 million and $21.6 million as of June 30, 2023 and March 31, 2023, respectively. The increase in value is primarily due to new investments held as of June 30, 2023 that were not held as of March 31, 2023. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein, which reflects any upward or downward adjustments to these equity securities for the periods presented herein. There were no impairments to these equity securities during the three months ended June 30, 2023 and 2022.
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
•Level 1 - Quoted prices for identical instruments in active markets that the reporting entity has the ability to access as of the measurement date.
•Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable market data.
•Level 3 - Valuations for instruments with inputs that are significant and unobservable, are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such instruments.
This hierarchy requires the use of observable market data when available. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Investments that are valued using NAV as a practical expedient are excluded from this hierarchy.
As of June 30, 2023 and March 31, 2023, the fair value of these investments using the NAV per share practical expedient was $374.6 million and $385.9 million, respectively. During the three months ended June 30, 2023 and 2022, a $0.5 million gain and $25.1 million loss, respectively, were recognized from changes in NAV, which are recorded within the investment income (loss), net, line item of our consolidated statements of comprehensive income (loss).

Financial instruments on a recurring basis
The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, on June 30, 2023 and March 31, 2023 are presented below.

	As of June 30, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Public equity securities	$5,051	$—	$—	$5,051
Put options	1,663	—	—	1,663
Debt securities available-for-sale
Corporate debt securities (L Bonds)	—	78,007	—	78,007
Other debt securities	—	998	2,183	3,181
Liabilities:
Warrant liability	1,128	—	—	1,128
Prepaid forward liability	92	—	—	92
Derivative liability	—	—	2,095	2,095

	As of March 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Public equity securities	$8,837	$—	$—	$8,837
Put options	3,991	—	—	3,991
Debt securities available-for-sale
Corporate debt securities (L Bonds)	—	73,822	—	73,822
Other debt securities	—	998	2,078	3,076
Liabilities:
Derivative liability	—	—	3,513	3,513
A reconciliation of gain (loss) on financial instruments, net for each of the periods presented herein is included in the tables below (in thousands):

	Three Months Ended June 30,
	2023	2022
Public equity securities:
Related party equity securities	$(3,566)	$(14,805)
Other public equity securities	(220)	(514)
Put options	(2,328)	1,764
Warrant liability	1,485	—
Prepaid forward liability	(92)	—
Derivative liability	1,418	(1,475)
Other equity securities	(158)	3,010
Gain (loss) on financial instruments, net	$(3,461)	$(12,020)

The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:
Investment in debt securities available-for-sale
Corporate debt securities. As of June 30, 2023 and March 31, 2023, the fair value of these debt securities is calculated using quoted spreads for similar instruments observed in the fixed income market and is classified as a Level 2 investment in the fair value hierarchy.
Other debt securities. The fair value of these debt securities is calculated using the market approach adjusted for the recoverability of the security. The following table provides quantitative information about the significant unobservable inputs used in the fair value measure of the Level 3 other debt securities (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range	Weighted Average
June 30, 2023	$2,183	Market Approach	Enterprise value-to-revenue multiple	0.2x - 18.9x	1.74x
March 31, 2023	$2,078	Market Approach	Enterprise value-to-revenue multiple	0.2x - 18.9x	1.74x
The following table reconciles the beginning and ending fair value of our Level 3 other debt securities:

(Dollars in thousands)	Three Months Ended June 30,
	2023	2022
Beginning balance	$2,078	$3,000
Gains (losses) recognized in accumulated other comprehensive income (loss)(1)	105	(52)
Ending balance	$2,183	$2,948
(1) Recorded in unrealized gain (loss) on available-for-sale debt securities.
Derivative liability
The fair value of the contingent interest feature derivative liability, as discussed in Note 7, is estimated using industry standard valuation models. Level 3 inputs were utilized to value the expected future cash flows from the portfolio held by the Customer ExAlt Trust and included the use of present value techniques employing cash flow estimates and incorporated assumptions that marketplace participants would use in estimating fair values. Specifically, the model includes assumptions related to i) equity market risk premiums, ii) alternative asset beta to public equities, iii) NAVs, iv) volatilities, v), distribution rates, and vi) market discount rates. These expected future cash flows were bifurcated between base cash flows and enhanced return cash flows (i.e., the contingent interest) and then the enhanced cash flows were further discounted to arrive at the fair value for the contingent interest feature derivative liability. In instances where reliable market information was not available, management used historical market data proxies and assumptions to determine a reasonable fair value.
The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Level 3 derivative liability at inception and period end (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Targets
June 30, 2023	$2,095	Discounted cash flow	Alternative asset beta to equity markets	0.42 - 1.67
			Alternative asset market discount rate	0.10
			Distribution rate	0.03 - 0.06
			Equity market risk premiums	0.07
			Net asset value volatilities	0.09 - 0.84
			Enhanced return discount rate	0.12
March 31, 2023	$3,513	Discounted cash flow	Alternative asset beta to equity markets	0.42 - 1.67
			Alternative asset market discount rate	0.10
			Distribution rate	0.03 - 0.06
			Equity market risk premiums	0.07
			Net asset value volatilities	0.09 - 0.84
			Enhanced return discount rate	0.12

The following table reconciles the beginning and ending fair value of our Level 3 derivative liability:

	Three Months Ended June 30,
	2023	2022
Beginning balance	$3,513	$8,108
(Gains) losses recognized in earnings(1)	(1,418)	1,475
Ending balance	$2,095	$9,583
(1) Recorded in (Gain) loss on financial instruments, net.
There have been no transfers between levels for any assets or liabilities recorded at fair value on a recurring basis or any changes in the valuation techniques used for measuring the fair value as of June 30, 2023 and March 31, 2023, respectively.
Financial instruments on a non-recurring basis
Equity securities without a readily determinable fair value
Certain of the Customer ExAlt Trusts hold investments in equity securities that do not have a readily determinable fair value. These equity securities are measured at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. The Company classifies these assets as Level 2 within the fair value hierarchy.
The value of these equity securities was $26.8 million and $21.6 million as of June 30, 2023 and March 31, 2023, respectively. Additionally, as of June 30, 2023, one security has cumulative upward adjustments of $10.8 million based upon observable price changes, including a recent equity offering and stock to stock transactions. No such adjustments were made during the three months ended June 30, 2023.
Goodwill
During the first fiscal quarter of 2024, primarily as a result of a significant, sustained decline in our Class A common stock price and the Company’s related market capitalization, we concluded that it was more likely than not that the fair value of our reporting units was below their carrying amount and resulted in us performing an interim impairment assessment. As a result, we wrote the carrying value of the Ben Liquidity and Ben Custody reporting units down to its estimated fair value and recognized a non-cash goodwill impairment charge of $1.1 billion, which is reflected in loss on impairment of goodwill in the consolidated statements of comprehensive income (loss). Prior to the goodwill impairment recorded during the first quarter of 2024, the Company has not previously recorded any impairments of goodwill.

The Company computed the fair value of each reporting unit by computing the overall enterprise value of the Company by valuing its various equity instruments, primarily based on the Class A common stock price per share. The overall enterprise value was allocated to each reporting units using the discounted cash flow method to estimate the relative value of each reporting unit based on their future cash flows using a multi-year forecast, and a terminal value calculated using a long-term growth rate that was informed based on our industry, analyst reports of a public company peer set, current and expected future economic conditions and management expectations. The discount rate used to discount these future cash flows was determined using a capital asset pricing model based on the market value of equity of a public company peer set, adjusted for risk characteristics and expectations specific to the reporting unit, combined with an assessment of the cost of debt. The discount rates used for each reporting unit in the June 30, 2023 impairment analysis ranged from 24.8% to 25.6%, and the Company applied a terminal year long-term growth rate of 3.0% for each reporting unit. Subsequent to the impairment, there was no excess of reporting unit fair value over carrying value for Ben Liquidity or Ben Custody. One reporting unit (Ben Markets) had a negative carrying amount of net assets as of June 30, 2023 and goodwill of approximately $9.9 million.
The change in goodwill at each reporting unit was as follows:

	March 31, 2023	Impairment	June 30, 2023
Ben Liquidity	$1,725,880	$(901,000)	$824,880
Ben Custody	594,219	(195,305)	398,914
Ben Insurance	37,942	—	37,942
Ben Markets	9,885	—	9,885
Total Goodwill	$2,367,926	$(1,096,305)	$1,271,621

There were no other assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2023 and March 31, 2023.
Carrying amounts and estimated fair values
The estimated fair value of financial instruments, whether or not recognized in the consolidated statements of financial condition, for which it is practicable to estimate those values, are disclosed below. These fair value estimates are determined based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price at which an asset could be sold or the price at which a liability could be transferred. However, our estimates of many of these fair values are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. Nonfinancial instruments are excluded from disclosure requirements.
The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value as of June 30, 2023 and March 31, 2023, were as noted in the table below:

	As of June 30, 2023
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$3,057	$3,057
Restricted cash	1	821	821
Financial liabilities:
Customer ExAlt Trusts loan payable, net	2	49,529	54,986
Debt due to related parties	2	100,072	96,558
Accounts payable and accrued expenses	1	93,413	93,413

	As of March 31, 2023
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$8,726	$8,726
Restricted cash	1	819	819
Financial liabilities:
Customer ExAlt Trusts loan payable, net	2	52,129	56,635
Debt due to related parties	2	99,314	96,465
Accounts payable and accrued expenses	1	65,724	65,724
7.    Customer ExAlt Trust Loan Payable
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
The Customer ExAlt Trust loan payable bears interest at 12% per annum. The loan agreement includes a contingent interest feature whereby additional interest could be owed up to a maximum rate of 21% under certain circumstances, dependent principally on the cash flows generated by the pro rata portion of the underlying collateral. As the contingent interest feature is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and is therefore bifurcated and recognized as a derivative liability with a resulting debt discount at inception. The fair value of the contingent interest derivative liability was $2.1 million and $3.5 million as of June 30, 2023 and March 31, 2023, respectively, and is recognized as a component of the Customer ExAlt Trust loan payable in the consolidated statements of financial condition. The related net gain of $1.4 million and net loss of $1.5 million is reflected in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss) for the three months ended June 30, 2023 and 2022, respectively. The amortization of the debt discount, which is reflected as a component of interest expense in the consolidated statements of comprehensive income (loss), was $0.3 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023 and March 31, 2023, the outstanding principal, including interest paid-in-kind, was $52.7 million and $54.2 million, respectively. The balance reflected on the consolidated statements of financial condition as of June 30, 2023 and March 31, 2023, was $49.5 million and $52.1 million, respectively, which includes the fair value of the contingent interest derivative liability of $2.1 million and $3.5 million, respectively, and unamortized debt discount of $5.3 million and $5.6 million, respectively. The unamortized debt discount had a remaining amortization period of approximately 10.45 years and effective interest rate of 13.89% as of June 30, 2023.
8.    Debt Due to Related Parties
As of June 30, 2023 and March 31, 2023, the Company’s debt due to related parties consisted of the following:

(Dollars in thousands)	June 30, 2023	March 31, 2023
First Lien Credit Agreement	$21,866	$21,350
Second Lien Credit Agreement	75,063	73,291
Other borrowings	2,102	2,076
Unamortized debt premiums	1,041	2,597
Total debt due to related parties	$100,072	$99,314
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
As part of Ben’s formative transactions in 2017, the First Lien Credit Agreement proceeds were loaned by HCLP to a subsidiary of Ben. Ben’s subsidiary then loaned the amount on to the Customer ExAlt Trusts so that the Customer ExAlt Trusts could acquire investments in alternative assets purchased from certain other constituent trusts of the formative ExAlt PlanTM of which MHT Financial was named the beneficiary (such trusts, the “2017-18 Exchange Trusts”). As discussed in Note 13, the balance of this related party debt at the time of Ben’s September 1, 2017 commencement of Ben’s commercial operations reduced the balance of the preferred equity held by Ben’s founders.
On March 24, 2022, Ben executed Consents and Amendments No. 4 to the Second A&R Agreements with its lender, which, among other things, (i) deferred the payment of accrued and unpaid interest to March 24, 2022, (ii) evidenced the terms agreed to in the December 1, 2021 term sheet discussed above, (iii) extended the maturity date of the loans to August 31, 2023, and (iv) established revised installment payments for each loan of $5.0 million due on May 10, 2022, August 10, 2022, December 10, 2022, and March 10, 2023, so long as each payment does not cause the Company to incur a going concern, and (v) amended the occurrence of an event of default to require notice from HCLP on almost all potential defaults listed under the Second A&R Agreements. In addition, Ben agreed to pay fees totaling approximately 6.5% of the outstanding principal before giving effect to the amendments. During the three months ended June 30, 2023 and 2022, no deferred financing costs were paid to the lender. Through June 30, 2023, all required principal and interest payments due under the Second A&R Agreements have been paid.

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
On June 5, 2023, BCH, entered into those certain Consent and Amendment No. 6 to Second Amended and Restated Credit Agreement, which amended the First Lien Credit Agreement, and Consent and Amendment No. 6 to Second Amended and Restated Second Lien Credit Agreement (collectively, the “Sixth Amendments”), which amended the Second Lien Credit Agreement, each among BCH, HCLP and the other parties thereto. Among other things, the Sixth Amendments (i) allowed for the consummation of the Transactions pursuant to the Business Combination Agreement, and effective as June 7, 2023 (ii) amended the definition of “Change of Control” (as defined therein), and (iii) provided that Beneficient will be the “Parent” thereunder.
In connection with the Second A&R Agreements, Beneficient Holdings, Inc. (“BHI”), which owns a majority of the Class S Ordinary Units, BCH Preferred A.1, and FLP Subclass 1 Unit Accounts issued by BCH, will grant certain tax-related concessions to the Lender as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5.0% of BHI’s BCH Preferred A.1, which will be held by the Lender, may convert to BCH Preferred A.0. In addition, recipients of a grant of BCH Preferred A.1 from BHI will have the right to put an amount of BCH Preferred A.1 to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred A.1 from BHI. No such liability existed as of June 30, 2023 and March 31, 2023.
The Second A&R Agreements and ancillary documents contain covenants that (i) prevent Ben from issuing any securities senior to the BCH Preferred A.0 or BCH Preferred A.1 Unit Accounts; (ii) prevent Ben from incurring additional debt or borrowings greater than $10.0 million, other than trade payables, while the loans are outstanding; and (iii) prevent, without the written consent of the lender, GWG Holdings from selling, transferring, or otherwise disposing of any BCH Preferred A.1 held as of May 15, 2020, other than to its subsidiary GWG DLP Funding V, LLC. As of June 30, 2023, the Company was in compliance with all covenants.
Maturities of principal on the debt due to related parties, reflecting the amendments to such maturity dates as discussed in Note 19, Subsequent Events, for the next five fiscal years ending March 31 are as follows:

(Dollars in thousands)	Debt Due to Related Parties
2024	$—
2025	23,968
2026	—
2027	—
2028	75,063
9.    Share-based Compensation
As of June 30, 2023 and March 31, 2023, the Company has outstanding share-based awards under the Beneficient Management Partners, L.P. (“BMP”) Equity Incentive Plan, the 2023 Incentive Plan, and BCH Preferred A.1 Unit Accounts, as more fully described below.
BMP Equity Incentive Plan
The Board of Directors of Ben Management, Ben’s general partner prior to the Conversion, adopted the BMP Equity Incentive Plan in 2019. Under the BMP Equity Incentive Plan, certain directors and employees of Ben are eligible to receive equity units in BMP, an entity affiliated with the Board of Directors of Ben Management, in return for their services to Ben. The BMP equity units eligible to be awarded to employees is comprised of BMP’s Class A Units and/or BMP’s Class B Units (collectively, the “BMP Equity Units”).
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
The table below summarizes the key inputs used in the valuation of the BMP Equity Units granted during each of the periods ended below:

	Range of Targets
Unobservable Inputs	Three months ended June 30, 2023	Three months ended June 30, 2022
Expected term in years	4	4
Discount rate	32.1%	32.1%
Discount for lack of marketability	23.1%	23.1%
Long-term growth rate (after discrete projection period)	2.5%	2.5%
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
2018 Ben Equity Incentive Plan
The Ben Equity Incentive Plan was adopted in September 2018 (the “2018 Ben Equity Incentive Plan”). Under the 2018 Ben Equity Incentive Plan, Ben was permitted to grant equity awards in the form of restricted equity units (“REUs”), representing ownership interests in BCG Common Units. Effective as of the Conversion, the Company assumed obligations under the outstanding REUs under the 2018 Equity Incentive Plan and agreed to issue shares of Class A common stock upon settlement of such outstanding REUs. Settled awards under the 2018 Ben Equity Incentive Plan dilute BCG’s Common Unitholders. The total number of BCG Common Units that were issuable under the 2018 Ben Equity Incentive Plan was equivalent to 15% of the number of fully diluted BCG Common Units outstanding, subject to annual adjustment. All awards were classified in equity upon issuance. Following the Business Combination, no additional awards may be issued under the 2018 Equity Incentive Plan and all outstanding awards are settleable at a ratio of 1.25 shares of the Class A common stock for each restricted equity unit.
During the third quarter of 2020, 515,000 units were granted to a senior partner director subject to a performance condition. The performance condition was met upon public listing in June 2023 and expense for vested units was recognized during the three months ended June 30, 2023. The recognition of the remaining compensation cost will be recognized over the remaining vesting period. Total recognized compensation cost related to these awards is approximately $5.2 million as of June 30, 2023. The originally granted units were increased at a rate of one-to-1.25 units, or by 128,750 units, upon public listing and effectiveness of the 2023 Incentive Plan. The remaining unrecognized compensation cost related to these awards is approximately $1.3 million.
Effective April 1, 2022, Ben granted 513,533 REUs to employees and certain directors, 42,091 of which have been forfeited. Effective October 1, 2022, 40,180 REUs were granted to employees, of which, 5,240 have been forfeited. The performance condition for these awards was met upon public listing in June 2023 and expense for vested units was recognized during the three months ended June 30, 2023. The recognition of the remaining compensation cost will be recognized over the remaining vesting period. Total recognized compensation cost related to these awards is approximately $2.9 million as of June 30, 2023. The originally granted units were increased at a rate of one-to-1.25 units, or by 126,596 units, upon public listing and effectiveness of the 2023 Incentive Plan. The remaining unrecognized compensation cost related to these awards is approximately $3.5 million.
2023 Incentive Plan
On June 6, 2023, Company’s board of directors adopted the 2023 Incentive Plan, which was approved by the Company’s stockholders. Under the 2023 Incentive Plan, Ben is permitted to grant equity awards in the form of restricted stock units

(“RSUs”). Subject to certain adjustments, the aggregate number of shares of Class A common stock expected to be issuable under the 2023 Incentive Plan in respect of awards will be equal to 15% of the aggregate number of fully diluted shares issued and outstanding, subject to quarterly adjustment. Settled awards under the 2023 Incentive Plan dilute common stockholders. All awards are classified in equity upon issuance.
Awards are generally subject to service-based vesting over a multi-year period from the recipient’s grant date, though some awards may fully vest upon grant date, or be subject to performance conditions. While providing services to Ben, if applicable, certain of these awards are subject to minimum retained ownership rules requiring the award recipient to continuously hold RSUs equal to at least 15% of their cumulatively granted awards.
Preferred Equity
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
Commissions
Certain of our employees’ commission compensation is in the form of common stock. Such shares granted to employees are subject to service-based vesting conditions over a multi-year period from the recipient’s grant date. Awards granted through June 8, 2023 were also subject to a performance condition, which was met on June 8, 2023 when Ben became publicly listed. The Company recorded $2.3 million of share-based compensation expense related to these awards during the three months ended June 30, 2023.
The following table summarizes the award activity, in units, for the BMP and Ben Equity Incentive Plans during the three months ended June 30, 2023:

	BMP		RSU
(units in thousands)	Units	Weighted Average Grant Date Fair Value per Unit	Units	Weighted Average Grant Date Fair Value per Unit
Balance, March 31, 2023	438	$10.04	1,749	$10.00
Vested during the period	(79)	9.70	(816)	10.00
Forfeited during the period	—	—	(10)	10.00
Balance, June 30, 2023	359	$10.11	923	$10.00
The following table presents the components of share-based compensation expense, included in employee compensation and benefits, recognized in the consolidated statements of comprehensive income (loss) for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
(dollars in thousands)	2023	2022
BMP equity units	$675	$1,502
Restricted stock units	8,723	1,433
Preferred equity	286	572
Other(1)	17,317	—
Total share-based compensation	$27,001	$3,507
(1) Includes $15.0 million of compensation recognized related to the BCG Recapitalization and $2.3 million recognized for equity based compensation issued to employees for Ben Liquidity transactions.

Unrecognized share-based compensation expense totaled $10.8 million as of June 30, 2023, which we expect to recognize based on scheduled vesting of awards outstanding at June 30, 2023. The following table presents the share-based compensation expense expected to be recognized over the next five fiscal years ending March 31 for awards outstanding as of June 30, 2023:

(dollars in thousands)	BMP	RSU	Preferred	Commissions	Total
2024	$1,401	$3,733	$572	$543	$6,248
2025	662	2,269	—	18	2,949
2026	242	1,320	—	3	1,565
2027	14	16	—	—	29
2028	—	—	—	—	—
Total	$2,319	$7,337	$572	$564	$10,792
10.    Equity
Below is a description of the outstanding classes of the equity of the Company, including quasi-equity amounts that are required to be reported as temporary equity between the liabilities and equity sections on the consolidated statements of financial condition. The 8th Amended and Restated LPA of BCH (“BCH LPA”) and the articles of incorporation and bylaws of Beneficient, govern the terms of these equity securities, as applicable. The Company’s governing documents authorize the issuance of additional classes of equity. All equity interests of BCH are limited partnership interests.
Common Stock
Voting. Each holder of our Class A common stock is entitled to one vote per each share of Class A common stock held of record by such holder on all matters on which stockholders generally are entitled to vote, and each holder of our Class B common stock is entitled to 10 votes per share on all matters on which stockholders generally are entitled to vote. Holders of shares of common stock vote as a single class, except for certain matters for which only holders of Class B common stock are entitled to vote.
Dividends. Subject to preferences that may apply to any outstanding shares of preferred stock, holders of Common Stock are entitled to receive ratably any dividends that our board of directors may declare out of funds legally available for that purpose on a non-cumulative basis; provided, however, that in the case of any dividends in Common Stock, holders of Class A common stock are entitled only to receive Class A common stock and holders of Class B common stock are entitled only to receive Class B common stock. In no event will the shares of either Class A common stock or Class B common stock be split, divided, or combined unless the outstanding shares of the other class are proportionally split, divided or combined.
Conversion. Shares of Class A common stock are not convertible into any other shares of our capital stock. Shares of Class B common stock are convertible into shares of Class A common stock at any time at the option of the holder or upon any transfer, except for certain transfers described in our articles of incorporation.
Standby Equity Purchase Agreement
On June 27, 2023, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), whereby the Company has the right, but not the obligation, to sell to Yorkville up to $250.0 million of its shares of the Company’s common stock at the Company’s request any time during the 36 months following the execution of the SEPA, subject to certain conditions. The Company expects to use the net proceeds received from this for working capital and general corporate purposes. The Company paid a structuring fee in cash and a commitment fee in an amount equal to $1.3 million (the “Commitment Fee”) by issuing 456,204 shares of Class A common stock in July 2023. As such, shares were not issued as of June 30, 2023, and a liability in the amount of $1.3 million has been reflected in the other liabilities line item of the consolidated statement of financial condition as of June 30, 2023.
Preferred Stock
Under the terms of our articles of incorporation, our board of directors are authorized to issue up to 250 million shares of preferred stock in one or more series, and 50 million shares of preferred stock are designated as shares of Series A preferred stock pursuant to a certificate of designation. As of June 30, 2023 and March 31, 2023, there were no shares of Series A preferred stock issued and outstanding, respectively.
Maturity. Subject to the redemption and conversion rights described below, shares of Series A preferred stock are perpetual securities.

Priority. Shares of Series A preferred stock rank senior to shares of Common Stock with respect to dividend rights and/or distribution rights upon the liquidation, winding up or dissolution, as applicable, of Beneficient.
Voting. Holders of Series A preferred stock are not entitled to vote on any matter, expect as required by law.
Dividends. Holders of Series A preferred stock are entitled to receive ratably any dividends that our board of directors declares and pays on the Common Stock, on an as-converted basis, when paid to holders of Common Stock. Beneficient may, subject to customary restrictions, but is not required to, declare or pay any dividends solely on shares of Series A preferred stock.
Liquidation or Dissolution. The initial liquidation preference of Series A preferred stock is $0.001 per share, plus any declared but unpaid dividends (the “Liquidation Preference”). In the event of our liquidation, dissolution or winding up, holders of Series A preferred stock are entitled to receive, per share of Series A preferred stock, the Liquidation Preference or, prior to the Series A Preferred Stock Conversion Date, if a greater amount, the amount such holder would have received had their shares of Series A preferred stock converted into Class A common stock immediately prior to such liquidation event.
Conversion, Transferability and Exchange. Per the terms of the articles of incorporation, because the Series A preferred stock is not expected to be publicly listed, each share of the Series A preferred stock will automatically convert into one-quarter of a share of Class A common stock.
Redemption. Beneficient may redeem, ratably, in whole or, from time to time in part, the shares of Series A preferred stock of any holder then outstanding at the Liquidation Preference in cash. Holders of shares of Series A preferred stock do not have the right to require Beneficient to redeem their shares of Series A preferred stock under any circumstances.
Redeemable Noncontrolling Interests:
Preferred Series A Subclass 0 Unit Accounts
The BCH Preferred A.0 receives a quarterly guaranteed payment calculated as 6% of the BCH Preferred A.0’s initial capital account balance on an annual basis, or 1.50% per fiscal quarter. The Preferred A.0 does not receive any allocations of profits, except to recoup losses previously allocated. The guaranteed payment to BCH Preferred A.0 is not subject to available cash and has priority over all other distributions made by BCH. On December 1, 2021, BCH and the holders of the BCH Preferred A.0 entered into an agreement to defer the guaranteed payment to August 31, 2023; provided that such a guaranteed payment may be made prior to August 31, 2023 if the Audit Committee of the Board of Directors, determines that making such payment, in part or in full, would not cause Ben to incur a going concern issue. The guaranteed payment accrual totaled $25.0 million and $20.9 million as of June 30, 2023 and March 31, 2023, respectively, and is included in the accounts payable and accrued expenses line item of the consolidated statements of financial condition.
Additionally, the BCH Preferred A.0 has the ability under the BCH LPA to elect, by a majority of holders of BCH Preferred A.0, to receive a full return of capital senior to any other security if an event causing mandatory returns of capital occurs.
The BCH Preferred A.0 can be converted into Class S Units at the election of the holder, at a price equal to the average of (i) $10.50, and (ii) the volume-weighted average closing price of Class A common stock for the twenty (20) days preceding the applicable exchange date; provided, that from the effectiveness of the BCH LPA through December 31, 2027, such conversion price shall not be less than $10.50.
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

The following tables present a rollforward of the noncontrolling interests for the three months ended June 30, 2023 and 2022:

	Noncontrolling Interests
(Dollars in thousands)	Trusts	Class S Ordinary	Class S Preferred	Preferred Series A.1	Preferred Series C	Class A of CT	Total Noncontrolling Interests
Balance, March 31, 2023	$(118,299)	$52,560	$856	$—	$205,759	$1,337	$142,213
Net loss	(13,866)	(29,365)	—	(674)	—	(647)	(44,552)
Issuance of shares in connection with transactions closing post de-SPAC	133	—	—	—	—	—	133
Reclass of distributions payable to noncontrolling interest holder	(329)	—	—	—	—	—	(329)
Conversion of Class S Ordinary to Class A common	—	(3,884)	—	—	—	—	(3,884)
Deemed dividend for BCG Preferred Series B.2 Unit Accounts preferred return	—	—	—	(6,942)	—	—	(6,942)
Reclass of BCH Preferred A.1 from temporary to permanent equity	—	—	—	699,441	—	—	699,441
Balance, June 30, 2023	$(132,361)	$19,311	$856	$691,825	$205,759	$690	$786,080

	Noncontrolling Interests
(Dollars in thousands)	Trusts	Class S Ordinary	Class S Preferred	Preferred Series C	Class A of CT	Total Noncontrolling Interests
Balance, March 31, 2022	$982	$69,831	$1,316	$205,759	$—	$277,888
Net income (loss)	(28,711)	(6,043)	—	—	10	(34,744)
Payment of employee payroll taxes on restricted equity units	—	(459)	(460)	—	—	(919)
Noncash issuance of noncontrolling interest	299	—	—	—	—	299
Distributions payable to noncontrolling interest holder	(543)	—	—	—	—	(543)
Issuance of noncontrolling interest	—	—	—	—	2,430	2,430
Balance, June 30, 2022	$(27,973)	$63,329	$856	$205,759	$2,440	$244,411
Preferred Series A Subclass 1 Unit Accounts
The BCH Preferred A.1 Unit accounts are issued by BCH and are non-participating and convertible on a dollar basis.
The weighted average preferred return rate for the three months ended June 30, 2023 and 2022 was approximately 0.93% and 1.99%, respectively. No amounts have been paid to the BCH Preferred A.1 holders related to the preferred return from inception through June 30, 2023, and any amounts earned have been accrued and are included in the balance of redeemable noncontrolling interests presented on the consolidated statements of financial condition. As of June 30, 2023, approximately $106.1 million of preferred return related to the BCH Preferred A.1 has not been allocated to its holders due to insufficient income during those periods to fully satisfy the preferred return and will be allocable to the BCH Preferred A.1 holders in future quarterly periods to the extent that sufficient income, if any, is available for such allocation. In accordance with the BCH LPA, the preferred rate was waived and will not accrue from June 7, 2023 until December 31, 2024, except to the extent of allocations of income to the holders of the BCH Preferred A-1 Unit Accounts, in which event distributions may be requested by the holders of the BCH Preferred A-1 Unit Accounts, and if not requested, such amounts shall be accrued. In connection with the consummation of the Business Combination, the holders of the BCH Preferred A-1 Unit Accounts agreed to significantly reduce the BCH Preferred A-1 Unit Accounts return rate and also agreed to waive and defer the accrual of the preferred return as described above. In addition, until January 1, 2025, the hypothetical BCH Preferred A-1 Unit Accounts capital account will only be increased to the extent there are allocations of income during such period. The agreement to waive and not accrue the Quarterly Preferred Series A-1 Return from the effective date of the BCH Eighth A&R LPA until December 31, 2024 does not affect or waive any Quarterly Preferred Series A-1 Returns or hypothetical BCH Preferred A-1 Unit Accounts capital account already accrued as of the effective date. Additionally, certain BCH Preferred A.1 holders agreed to be specially allocated any income or losses associated with the BMP Equity Incentive Plan, and certain other costs.
Beginning January 1, 2025, BCH Preferred A-1 Unit Accounts may be converted into BCH Class S Ordinary Units at the election of the holder, subject to a 20% annual conversion limit through December 31, 2029 as set forth in the BCH LPA;

provided, that if the conversion price for the BCH Preferred A-1 Unit Accounts equals or exceeds $18.00 after January 1, 2025, the annual conversion limit shall no longer be applicable. Upon conversion, the holder shall be issued BCH Class S Ordinary Units in an amount equal to the capital account balance associated with the BCH Preferred A-1 Unit Accounts being converted divided by a price equal to the average closing price of Class A common stock for the thirty (30) days preceding the applicable exchange date; provided, that from the effectiveness of the BCH LPA through December 31, 2027, such conversion price shall not be less than $10.50. The holder of such newly issued Class S Ordinary Units may immediately convert them into Common Units.
The BCH LPA also includes certain limitations of BCH, without the consent of a majority-in-interest of the Preferred Series A Unit Account holders, to i) issue any new equity securities, and ii) except as otherwise provided, incur indebtedness that is senior to or pari passu with any right of distribution, redemption, repayment, repurchase or other payments relating to the Preferred Series A Unit Accounts or the Preferred Series B Unit Accounts. Further, BCH cannot, prior to the conversion of all the Preferred Series A Unit Accounts and the Preferred Series B Unit Accounts, incur any additional long-term debt unless i) after giving effect to the incurrence of the new long-term debt on a pro forma basis, the sum of certain preferred stock, existing debt and any new long-term indebtedness would not exceed 55% of the BCH’s NAV plus cash on hand, and ii) at the time of incurrence of any new long-term indebtedness, the aggregate balance of the BCH’s (including controlled subsidiaries) debt plus such new long-term debt does not exceed 40% of the sum of the NAV of the interests in alternative assets supporting the Collateral underlying the loan portfolio of BCH and its subsidiaries plus cash on hand at BCG, BCH and its subsidiaries. Upon the effectiveness of the BCH LPA, the redemption feature of the Preferred A.1 was removed, which resulted in the Preferred A.1 no longer being required to be presented in temporary equity in the consolidated statement of financial condition as of June 30, 2023.
On June 6, 2023, in connection with the BCG Recapitalization as described in Note 4, $193.9 million of aggregate capital account balances in BCH Preferred A.1 converted to 16,708,817 units of BCH Class S Ordinary. Those BCH Class S Ordinary units then converted into 1,396,457 units of BCG Class A common units and 15,312,360 shares of BCG Class B common units on a one-for-one basis. As part of the conversion to BCG Class A Units, additional value of approximately $15.0 million was provided to certain holders who are members of our board of directors. The additional value was accounted for as compensation, which resulted in stock-based compensation expense of $15.0 million during the quarter ended June 30, 2023.
As of June 30, 2023, the BCH Preferred A.1 are recorded in the consolidated statements of financial condition in the noncontrolling interest line item. As of March 31, 2023, the BCH Preferred A.1 are recorded in the consolidated statements of financial condition in the redeemable noncontrolling interest line item.
Preferred Series C Subclass 1 Unit Accounts
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
The BCH Preferred C.1 Unit Accounts were non-participating and convertible on a basis pursuant to the UPA. Account holders were entitled to a compounded quarterly preferred return. The weighted average preferred return rate for the three months ended June 30, 2023 and 2022 was approximately 0.93% and 1.99%, respectively. No amounts were paid to the BCH Preferred C.1 holders related to the preferred return since issuance through June 30, 2023, and any amounts earned were accrued and included in the balance of noncontrolling interests presented on the consolidated statements of financial condition. There was no BCH Preferred C.1 issued during the three months ended June 30, 2023 and 2022.
The BCH Preferred C.1 are recorded in the consolidated statements of financial condition in the noncontrolling interest line item.
Class S Ordinary Units
As of June 30, 2023 and March 31, 2023, BCH, a subsidiary of Ben, had issued 5.4 million and 5.8 million Class S Ordinary Units, respectively, which were all outstanding on each of the respective dates. The Class S Ordinary Units participate on a pro-rata basis in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units have limited voting rights and do not entitle participation in the management of the Company’s business and affairs. At the election of the holder, the Class S Ordinary Units are exchangeable quarterly for Class A common stock on a one-for-one basis. Each conversion also results in the issuance to Ben LLC of a Class A Unit of BCH for each share of Class A common stock issued.

On June 8, 2023, 404,542 BCH Class S Ordinary Units ultimately converted into shares of Class A common stock on a one-to-one basis pursuant to the terms of the Exchange Agreement and the BCH Eighth A&R LPA
The Class S Ordinary Units are recorded in the consolidated statements of financial condition in the noncontrolling interests line item.
Class S Preferred Units
The Class S Preferred Units also participate on a pro-rata basis in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units are generally non-voting and do not entitle participation in the management of the Company’s business and affairs. The Class S Preferred Units are entitled to a quarterly preferred return. In accordance with the BCH LPA, the preferred rate was waived and will not accrue from June 7, 2023 until December 31, 2024, except to the extent of allocations of income to the holders of the BCH Class S Preferred Units. In connection with the consummation of the Business Combination, the holders of the BCH Preferred A-1 Unit Accounts agreed to significantly reduce the BCH Class S Preferred Units preferred return rate and also agreed to waive and defer the accrual of the preferred return as described above. In addition, until January 1, 2025, the hypothetical BCH Class S Preferred Units capital account will only be increased to the extent there are allocations of income during such period. The agreement to waive and not accrue the Quarterly Class S Preferred Return from June 7, 2023 until December 31, 2024 does not affect or waive any Quarterly Class S Preferred Return or hypothetical BCH Class S Preferred capital account already accrued as of the effective date.
Generally, on a quarterly basis and at the election of the holder, the Class S Preferred Units are exchangeable for Class S Ordinary Units on a 1.2-for-1 basis. The Class S Ordinary may then be exchanged for Class A common stock as described above. Each conversion into Class A common stock also results in the issuance to Ben LLC of a Class A Unit of BCH for each share of Class A common stock issued. Holders of Class S Preferred Units may elect to convert into Class S Ordinary Units in connection with a sale or dissolution of BCH.
As of June 30, 2023 and March 31, 2023, a nominal number of shares of Class S Preferred Units have been issued, respectively. Preferred return earned by the Class S Preferred Units from inception in 2019 through June 30, 2023 is $0.2 million. No amounts have been paid to the Class S Preferred Unit holders related to the preferred return from inception through June 30, 2023 and any amounts earned have been accrued and are included in the balance of Class S Preferred Units presented on the consolidated statements of financial condition.
The Class S Preferred Units are recorded in the consolidated statements of financial condition in the noncontrolling interests line item.
FLP Unit Accounts (Subclass 1 and Subclass 2)
FLP Unit Accounts (Subclass 1 and Subclass 2) are non-unitized capital accounts. The FLP Subclass 1 Units were issued to a Related Entity as part of the initial commercial operations of Ben. The FLP Subclass 2 Units are related to the BMP Equity Incentive Plan. Each subclass of the FLP Unit Accounts, with BCH FLP-1 Unit Accounts (receiving 50.5%) and the BCH FLP-2 Unit Accounts (receiving 49.5%), shall be allocated (i) fifteen percent (15%) of the profits and losses from financing activities of BCH and its subsidiaries and (ii) an amount equal to the lesser of (A) fifty percent (50%) of the revenues of BCH and its tax pass-through subsidiaries, excluding financing activities revenues, and (B) that amount of revenues that will cause the profit margin (as defined in the BCH LPA) to equal twenty percent (20%). Amounts allocated to the FLP Unit Accounts are reinvested equally in additional Class S Ordinary Units and Class S Preferred Units on a quarterly basis at a price equal to the closing price of the units on such exchange on the date of allocation, thereby creating additional Class S Ordinary Units and Class S Preferred Units.
During the three months ended June 30, 2023 and June 30, 2022, there was no income allocated to the FLP Unit Accounts (Subclass 1 and 2), respectively. Annually, a true up of the quarterly allocations is required to match amounts allocated with annual earnings.
In addition to the above stated amounts, the FLP Subclass 1 Unit Accounts and FLP Subclass 2 Unit Accounts are entitled to a portion of any upward carrying value adjustment as calculated pursuant to Internal Revenue Code Section 704(b). In the event of an upward carrying value adjustment, the FLP Subclass 1 Unit Accounts and FLP Subclass 2 Unit Accounts are entitled to first be allocated gains associated with such carrying value adjustment equal to 15% of the value of the capital accounts of all BCH Class A Units and Class S Units, calculated based on the post-adjusted capital accounts of the then outstanding Class A and Class S Units. Immediately following any such allocation, the amount allocated is converted in Class S Ordinary Units at the then determined value. Furthermore, the amount allocated to the FLP Subclass 1 Unit Accounts is reduced by the value of any previously allocated amount pursuant to an upward carrying value adjustment, calculated as the number of Class S Units previously received multiplied by the value of those units at the time of any subsequent carrying value adjustment.
As a result of the consummation of the Business Combination, an adjustment to the carrying value of BCH’s assets of $321.9 million occurred. Pursuant to the BCH LPA, approximately 32,190,584 Class S Ordinary Units would be issuable as a result of the carrying value adjustment. However, due to the Company’s Compensation Policy, the number of Class S Ordinary Units that may be issued in 2023 or any subsequent year in connection with the consummation of the Business Combination will be limited and require approval of the board of directors; provided that any such Class S Ordinary Units that may not be issued in 2023 may be issued in subsequent years in accordance with the Compensation Policy. Subject to the limitation of the Compensation Policy and approval of the board of directors, it is anticipated that as a result of the Business Combination, BHI, as the holder of the BCH FLP-1 Unit Accounts, could receive up to 1,515,000 BCH Class S Ordinary Units and BMP, as the holder of the BCH FLP-2 Unit Accounts, could receive up to 1,485,000 BCH Class S Ordinary Units as a result of the carrying value adjustment.
FLP Unit Accounts (Subclass 3)
The FLP Subclass 3 Unit Accounts were issued to, and are currently held by, BHI. The FLP 3 Unit Accounts will be allocated profits from net financing revenues on a quarterly basis equal to the lesser of (i) 5% of the quarterly net financing revenues, or (ii) 10% of the average annualized stated interest (to the extent constituting net financing revenue) of the quarterly average of new loans issued by any subsidiaries of Ben during the previous twelve fiscal quarters.
The FLP 3 Unit Accounts are entitled to tax and other distributions equal to 100% of the amount of profits allocated to the FLP 3 Unit Accounts, and such distributions are not subject to available cash. The FLP 3 Unit Accounts do not have any conversion features or rights.
During the three months ended June 30, 2023 and June 30, 2022, there was no income allocated to the FLP 3 Unit Accounts, respectively.
Beneficiaries of the Customer ExAlt Trusts
The ultimate beneficiaries of the Customer ExAlt Trusts are the Charitable Beneficiaries, unrelated third-party charities, that are entitled to i) either, depending on the applicable trust agreements, 2.5% of all distributions received by such Customer ExAlt Trusts or 5.0% of any amounts paid to Ben as payment on amounts due under each ExAlt Loan, ii) for certain Customer ExAlt Trusts, approximately 10% of the amount of excess cash Collateral, if any, following the full repayment of an ExAlt Loan, and (iii) all amounts accrued and held at the Customer ExAlt Trusts once all amounts due to Ben under the ExAlt Loans and any fees related to Ben’s services to the Customer ExAlt Trusts are paid. The Charitable Beneficiaries’ account balances with respect to its interest in such Customer ExAlt Trusts cannot be reduced to below zero. Any losses allocable to the Charitable Beneficiaries in excess of their account balances are reclassified at each period end to the trusts’ deficit account. Additional Customer ExAlt Trusts are created arising from new liquidity transactions with customers. These new Customer ExAlt Trusts, which are consolidated by Ben, result in the recognition of additional noncontrolling interest representing the interests in these new Customer ExAlt Trusts held by the Charitable Beneficiaries. For the three months ended June 30, 2023, $0.1 million of additional noncontrolling interests were recognized, compared to $0.3 million for the three months ended June 30, 2022.
The interests of the Charitable Beneficiaries in the Customer ExAlt Trusts are recorded on the consolidated statements of financial condition in the noncontrolling interests line item.
Class A of CT Risk Management, L.L.C.
On April 1, 2022, a minority interest in the Class A membership of CT Risk Management, L.L.C., a consolidated VIE of Ben (as further discussed in Note 14), was sold for $2.4 million in cash to the third-party involved in the loan participation transaction described in Note 7. As a Class A member of CT Risk Management, the holder is entitled to distributions first on a pro rata basis with other Class A members until the initial capital contributions are received and 2.0% of any amounts in excess of their capital contributions, to the extent such amounts are available. As such, this interest is recorded on the consolidated statements of financial condition in the noncontrolling interests line item.

11.    Net Loss per Share
Basic and diluted net income (loss) attributable to Beneficient. per common share for the three months ended June 30, 2023 and 2022, are as follows:

(Dollars in thousands)	Three Months Ended June 30,
	2023	2022
Net loss	$(1,155,970)	$(86,348)
Less: Net income (loss) attributable to noncontrolling interests	44,552	36,247
Less: Noncontrolling interest guaranteed payment	(4,105)	(3,868)
Net loss attributable to Beneficient common shareholders	$(1,115,523)	$(53,969)
Net loss attributable to Class A common shareholders	(1,013,454)	(48,786)
Net loss attributable to Class B common shareholders	(102,069)	(5,183)

Weighted average of common shares outstanding - basic and diluted
Class A	184,160,036	180,178,268
Class B	19,140,451	19,140,451

Net loss attributable to Beneficient per common share - Basic and Diluted
Class A	$(5.50)	$(0.27)
Class B	$(5.33)	$(0.27)
In computing diluted net loss per unit, we considered potentially dilutive units. Anti-dilutive units not recognized in the diluted net loss per unit calculation for the three months ended June 30, 2023 and 2022, were as follows:

	Shares
	Three Months Ended June 30,
	2023	2022
Class S Ordinary	5,511,967	5,834,296
Class S Preferred	48,403	86,606
Preferred Series A Subclass 0	32,060,425	19,795,627
Preferred Series A Subclass 1	112,360,624	63,880,240
Preferred Series C Subclass 1	44,040,761	16,068,912
Restricted Stock Units	7,966,488	8,419,978
Warrants	29,696,875	—
Total anti-dilutive shares	231,685,543	114,085,659
Conversion of BCH Preferred C-1 Unit Accounts
Pursuant to the UPA, on July 10, 2023, the BCH Preferred C-1 Unit Accounts automatically converted into 44,040,761 shares of Class A common stock at approximately $4.66 per share, which represents the volume-weighted average trading price of the Class A common stock for the 20 trading days following the closing of the Business Combination.

12.    Income Taxes
The components of income tax expense (benefit) for the three months ended June 30, 2023 and 2022, were as follows:

(Dollars in thousands)	Three Months Ended June 30,
	2023	2022
Deferred expense
Federal	$—	$397
Income tax expense (benefit)	$—	$397
13.    Related Parties
Relationship with Beneficient Management Counselors, L.L.C.
For periods prior to the conversion of BCG to a Nevada corporation, Ben Management was the general partner of Ben and Ben Management was governed by a board of directors. The governing document of Ben Management provided that Beneficient Management Counselors, L.L.C. (“BMC”), wholly owned by one of several Related Entities, determined the directors of Ben Management who filled 49% of the Board seats. BMC was also entitled to select (a) 50% of the membership of the Ben Management’s Nominating Committee and Executive Committee and appoint the chair of each of these committees, and (b) 50% of the membership of the Community Reinvestment Committee (CRC) and the CRC’s chairperson and lead committee member. Certain decisions with respect to Ben’s charitable giving program were delegated to the CRC, including certain decisions on behalf of BFF as a Kansas TEFFI. Decisions regarding appointment and removal of Ben Management’s directors, other than directors appointed by BMC, were delegated, with certain exceptions, to the Nominating Committee of Ben Management of which our Chief Executive Officer and Chairman was a member and Chairman. In the event of a tie vote of the Nominating Committee on a vote for the appointment or removal of a director, the majority of the then total number of directors serving on the board of directors would break the tie; provided that upon and following a “trigger event” (as defined in Ben Management’s governing document) the chair of the Nominating Committee may cast the tie-breaking vote. Subsequent to the conversion of BCG to a Nevada corporation, Beneficient is governed by a board of directors and Beneficient’s common equity holders are entitled to vote on all matters on which stockholders generally are entitled to vote as described in Note 10, Equity.
Services Agreement with Bradley Capital Company, L.L.C.
BCG and BCH entered into an agreement with Bradley Capital Company, L.L.C. (“Bradley Capital”) and BMC effective June 1, 2017 (the “Bradley Capital Agreement”), which was then amended and restated effective January 1, 2022 (the “A&R Bradley Capital Agreement”). Bradley Capital is a Related Entity. Under the Bradley Capital Agreement and the A&R Bradley Capital Agreement, Bradley Capital is entitled to a current base fee of $0.4 million per quarter for executive level services provided by an executive of Bradley Capital, who, prior to BCG’s conversion to a Nevada corporation on June 7, 2023, was our Chief Executive Officer and Chairman of Ben Management’s Board of Directors and currently is our Chief Executive Officer and Chairman of our Board of Directors, together with a current supplemental fee of $0.2 million per quarter for administrative and financial analysis, with both the base fee and supplemental fee, subject to an annual inflation adjustment. The base fee may be increased by the provider up to two times the initial base fee per quarter to cover increases in the cost of providing the services, or in the event of an expansion of the scope of the services, with the approval of the Executive Committee of the Board of Ben Management prior to June 7, 2023 and the Executive Committee of our Board subsequent to June 7, 2023, of which our CEO & Chairman is a member and Chairman. Our CEO and Chairman receives an annual salary from the Company of $0.2 million and both he and other employees of Bradley Capital can participate in equity incentive plans sponsored by the Company. The Bradley Capital Agreement and the A&R Bradley Capital Agreement also includes a payment from Ben of $0.2 million per year, paid in equal quarterly installments, to cover on-going employee costs for retired and/or departed employees of predecessor entities prior to September 1, 2017, which on-going costs were assumed by Bradley Capital, as well as a further payment to Bradley Capital in respect of the cost of health and retirement benefits for current employees of Bradley Capital all of which are reimbursed by Ben.
The Bradley Capital Agreement and the A&R Bradley Capital Agreement requires Ben to reimburse Bradley Capital or its affiliates for taxes, fees, and expenses, including legal fees and related costs, relating to the contributions by affiliates of Bradley Capital of equity or debt interests in Ben to public charitable trusts in connection with the 2017-18 Exchange Trusts, as well as the contribution of beneficial interests in customer trusts administered by Ben. The A&R Bradley Capital Agreement further requires that Ben indemnify and hold Bradley Capital harmless against any and all losses, damages, costs, fees and any other expenses incurred by Bradley Capital as air travel expenses owed in connection with the operation of the aircraft identified in the Aircraft Sublease (as defined below) for periods prior to January 1, 2022. Additionally, the Company provides office space and access to needed technology systems and telephone services. Payments by Ben to Bradley Capital and its affiliates are guaranteed and subject to enforcement by the state courts in Delaware in the event of default. The A&R Bradley Capital Agreement extended through December 31, 2022, with an automatic annual one-year renewal provision thereafter. Prior to June 7, 2023, the A&R Bradley Capital Agreement could have been terminated by the mutual agreement of the parties, by the unanimous approval of the Executive Committee of the Board of Ben Management of which an executive of a Related Entity is a member, or without such approval if the Related Entity no longer holds the lesser of $10.0 million of Ben’s securities or 1% of the aggregate fair market value of Ben on both December 31, 2022, or any applicable extension date, and the date of termination.
On June 7, 2023 BCG’s existing Bradley Capital Agreement, was replaced by a Second Amended and Restated Services Agreement (the “Second A&R Bradley Capital Agreement”) with the Company as a party. The Second A&R Bradley Capital Agreement is substantially similar to the existing Bradley Capital Agreement, subject to certain changes as follows. The Executive Committee (as defined in the Second A&R Bradley Capital Agreement) reference was revised to refer to the Executive Committee of the Board, and the Second A&R Bradley Capital Agreement expressly states that it shall in no way limit the authority of Board to appoint and remove officers of the Company, including its chief executive officer. The term of the Second A&R Bradley Capital Agreement extends through December 31, 2023, with an annual one-year renewal provision thereafter. The termination provision was revised so that the agreement may be terminated upon the approval of all members of the Executive Committee, excluding Brad K. Heppner if he is then serving on the Executive Committee. The base fee was increased to $0.5 million per quarter and the supplemental fee was slightly increased to $0.2 million per quarter, with each fee remaining subject to an annual inflation adjustment. In addition, revisions were made to the limitation of liability and indemnification provisions to reflect the applicability of the corporation laws of Nevada to Beneficient.
During the three months ended June 30, 2023 and 2022, the Company recognized expenses totaling $0.7 million and $0.6 million related to this services agreement, respectively. As of June 30, 2023 and March 31, 2023, $4.3 million and $3.6 million, respectively, was owed to Bradley Capital related to this services agreement, which is reflected in the accounts payable and accrued expenses line item on the consolidated statements of financial condition.
Aircraft Sublease with Bradley Capital
Effective January 1, 2022 and January 1, 2023, The Beneficient Company Group (USA), L.L.C. (“Beneficient USA”), a subsidiary of BCH, as sublessee, Bradley Capital, as sublessor, and BCG, solely as it relates to the guarantee it makes to Bradley Capital as set forth therein, entered into an Aircraft Sublease Agreement (the “Aircraft Sublease”). Pursuant to the Aircraft Sublease, Bradley Capital subleases the aircraft described therein, without a crew, to Beneficient USA for discrete periods of use. Beneficient USA is required to pay a quarterly rental of $1.4 million plus direct operating expenses incurred for Ben’s use of the aircraft. Bradley Capital is required to pay any other fixed and variable costs of operating the aircraft. Beneficient USA is also required to provide its own pilot(s) and crew, and Beneficient USA has entered into a separate Flight Crew Services Agreement with an unrelated third-party to provide the qualified flight crew. The term of the Aircraft Sublease is one (1) year and may be terminated by either party upon three (3) days prior written notice and will automatically terminate upon the sale or similar disposition of the aircraft or the termination of the underlying lease agreement. Additionally, BCG agrees to unconditionally guarantee, for the benefit of Bradley Capital, all of the obligations of Beneficient USA to Bradley Capital under the Aircraft Sublease. During the three months ended June 30, 2023 and 2022, BCH expensed $1.4 million and $1.6 million, respectively, in lease and direct operating expenses related to this agreement. No amounts have been paid to Bradley Capital related to the aircraft sublease. As of June 30, 2023 and March 31, 2023, $8.3 million and $6.9 million, respectively, of accrued costs related to the sublease is reflected in the accounts payable and accrued expenses line item on the consolidated statements of financial condition.
As discussed below, BHI, a Related Entity (which as defined above is an entity associated with our founder), entered into a Contribution Agreement with BCH and BCG pursuant to which BHI has agreed to reimburse BCG for a significant portion of the costs incurred by Beneficient USA under the Aircraft Sublease.
Relationship with Beneficient Holdings, Inc.
Beneficient USA, a subsidiary of BCH, entered into with BHI, a Related Entity, a Services Agreement effective July 1, 2017 (the “BHI Services Agreement”). BHI pays an annual fee of $30,000 to Ben for the provision of trust administration services for Related Entities and all trusts affiliated with its family trustee as that term is defined in the governing documents for a Related Entity. Beneficient USA also is required to provide any other services requested by BHI, subject to any restrictions in the operating agreement of BHI, at cost. The term of the BHI Services Agreement extends for the longer of (i) five years past the expiration or termination of the Bradley Capital Agreement, or (ii) seven years after the family trustee of the Related Entity is no longer a primary beneficiary of any trust affiliated with the family trustee. The Company recognized income during the three months ended June 30, 2023 and 2022, respectively, in accordance with the agreement.

In conjunction with the execution of the Aircraft Sublease, BHI, a Related Entity, BCH, and BCG entered into a Contribution Agreement effective as of January 1, 2022 and January 1, 2023 (the “Contribution Agreement”). Pursuant to the Contribution Agreement, BHI agrees to pay to BCH, on the last business day of each calendar quarter, any amounts paid by BCH during the quarter for the use of an aircraft under the Aircraft Sublease, or any similar lease or sublease, which would include the quarterly rental under the Aircraft Sublease. In addition, BHI agrees to pay to BCH any amounts paid related to fixed monthly or quarterly costs incurred in connection with such aircraft lease or sublease in an amount not to exceed $250,000 per year. This additional payment is intended to partially cover flight crew costs and other related costs. Each contribution is conditioned upon (i) the effectiveness of the Aircraft Sublease, and (ii) BCH’s timely payment to BHI of the guaranteed payment to be made to holders of BCH Preferred A.0 for the respective quarter in which such contribution is to be paid (whether or not waived in accordance with the terms of the BCH LPA); provided, that if such guaranteed payment is not timely paid, or is only paid in part, for any given quarter, then any contributions contemplated under the Contribution Agreement for such quarter will not be owed. In the event such guaranteed payment is subsequently paid in full, then any previously unfunded contributions for the applicable quarter under the Contribution Agreement will become immediately due and payable on the last business day of the calendar quarter in which such guaranteed payment is paid in full. All payments made by BHI to BCH pursuant to the Contribution Agreement shall be treated as capital contributions, as defined in the BCH LPA, by BHI to BCH and shall be added to BHI’s sub-capital account related to its Class S Ordinary Units of BCH. BCH further agrees to specially allocate to BHI’s sub-capital account related to its Class S Ordinary Units of BCH any expenses or deductions derived from amounts paid or accrued by BCH for use of the aircraft to the extent such expenditures are offset by the contributions made by BHI pursuant to the Contribution Agreement. There have been no contributions from BHI related to this agreement, which is expected and will continue to occur until the guaranteed payments to Preferred A.0 holders are no longer deferred.
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
Since June 30, 2021, additional net advances have been made by Highland to a Related Entity. As of June 30, 2023 and March 31, 2023, Highland Consolidated, L.P. had outstanding loans in the principal amount of $12.7 million and $14.0 million, respectively, with a Related Entity. Ben is not a party to these loans, nor has it secured or guaranteed the loans.
Relationship with The Heppner Endowment for Research Organizations, L.L.C. (“HERO”) and Research Ranch Operating Company, L.L.C (“RROC”).
HERO and RROC are indirectly owned by a Related Entity. HERO’s purposes are (i) to serve as an advisor to National Philanthropic Trust (“NPT”), an unrelated third-party charitable organization, regarding the disbursement of grants to qualifying organizations, and (ii) to serve as an advisor to NPT regarding the administration of charitable contributions made for the benefit of such qualifying organizations. Although HERO can advise on these matters, NPT has all final decision-

making authority on charitable contributions and complete control over the proceeds received by the charitable organizations. The charitable accounts administered by NPT (“Charitable Accounts”), the beneficiaries of which have historically been multiple Texas universities, have historically received proceeds from certain trusts settled and funded by customers of Ben, in support of their charitable initiatives. HERO does not receive any proceeds from trusts settled and funded by customers of Ben.
RROC’s purpose is to provide funding and operational support for the research activities conducted by the qualified charities. The funding received by RROC, from proceeds of trusts settled and funded by certain customers of Ben, may be used, in RROC’s discretion, to (i) provide appropriate facilities and properties for the charitable organizations to utilize as part of their charitable initiatives (those properties and facilities being owned by a Related Entity), and (ii) provide fee revenue to RROC. RROC is granted such rights and authority pursuant to trust instruments entered into between a customer and subsidiaries of Ben as well as an agreement with NPT. Ben’s subsidiaries provide financing to the Customer ExAlt Trusts and Ben is paid as an agent of the trustees for administrative services it provides to the trusts. Ben has certain outstanding payables, including accrued interest, to RROC and the Charitable Accounts (for the benefit of the Texas universities as discussed above) of $2.1 million and approximately $2.1 million as of June 30, 2023 and March 31, 2023, respectively. There were no payments made during the three months ended June 30, 2023 and 2022. Due to changes in the Customer ExAlt Trust agreements, no incremental amounts are expected to be allocated to RROC or the Charitable Accounts other than those amounts already provided by certain prior trust agreements. During the three months ended June 30, 2023, the trust advisor to certain of the Customer ExAlt Trusts reassigned the beneficial interest held at NPT to the Kansas TEFFI Economic Growth Trust.
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
Ben has an outstanding payable to EGT of nominal and $0.1 million as of June 30, 2023 and March 31, 2023, respectively. Ben paid $0.4 million and $0.7 million during the three months ended June 30, 2023 and 2022. Additionally, during the year ended March 31, 2023, Ben sold its Kansas properties to the EGT in exchange for a $1.4 million promissory note receivable, which is reflected in the other assets line item on the consolidated statements of financial condition.

Hicks Holdings, L.L.C.
Hicks Holdings, L.L.C., an entity associated with one of Ben’s current directors, is one of the owners and serves as the manager of a limited liability company (“SPV”). A Related Entity also has ownership in the SPV. The SPV holds a BCH Preferred A.0 Unit Account and BCH Preferred A.1 Unit Account among its investment holdings.
Hicks Holdings Operating, LLC, an entity associated with one of Ben’s current directors, owns directly a BCH Preferred A.0 Unit Account, BCH Preferred A.1 Unit Account, Class S Ordinary Units, and Class B common stock of Beneficient. Hicks Holdings was granted its BCH Preferred A.1 Unit Account and Class S Ordinary Units as compensation for services provided in 2018. Hicks Holdings was granted its BCH Preferred A.0 Unit Account when a portion of the existing BCH Preferred A.1 converted to BCH Preferred A.0 in 2021. Hicks Holdings converted a portion of its existing BCH Preferred A.1 to Class B common stock of Beneficient in June 2023 in connection with the recapitalization of BCG described in Note 4. The total preferred equity and Class S Ordinary balance as of June 30, 2023 and March 31, 2023, was $58.8 million and $72.6 million, respectively. Hicks Holdings held 1,322,208 shares of Class B common stock as of June 30, 2023.
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
The term of the Shared Services Agreement had an initial term of one year from the effective date and renewed automatically for successive one-year terms. Due to the filing by GWG Holdings for reorganization under the Chapter 11 Bankruptcy Code in April 2022, neither party was authorized to terminate the Shared Services Agreement. The Shared Services Agreement terminated upon GWG Holdings’ emergence from bankruptcy on August 1, 2023. During the three months ended June 30, 2023 and 2022, GWG Holdings paid $1.4 million and nil, respectively, to Ben under the Shared Services Agreement. As of June 30, 2023 and March 31, 2023, Ben has an outstanding gross receivable related to this Shared Services Agreement of $17.0 million and $17.8 million, respectively. Due to the financial deterioration of GWG Holdings including the filing for reorganization under the Chapter 11 Bankruptcy Code in April 2022, the allowance for these receivables as of June 30, 2023 and March 31, 2023 was $15.6 million and $15.6 million, respectively. The reserve amount pertains to amounts owed by GWG Holdings at the time of their bankruptcy filing.
14.    Variable Interest Entities
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
CT Risk Management, L.L.C. (“CT”), a Delaware limited liability company, is currently governed by the Fourth Amended and Restated Limited Liability Company Agreement entered into on April 27, 2022. CT was created to reduce the impact of a potential market downturn on the interests in alternative assets held by the Customer ExAlt Trusts that collateralize the loans receivable from the Customer ExAlt Trusts held by BFF, or other Ben entities (such loans receivable are eliminated solely for financial reporting purposes in our consolidated financial statements) by distributing any potential profits to certain of the Customer ExAlt Trusts thereby offsetting any reduction in the value of the alternative assets.
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
As of June 30, 2023 and March 31, 2023, the consolidated statements of financial condition include assets of this consolidated VIE with a carrying value of $1.7 million and $4.0 million, which is recorded in the investments held by Ben line item of the consolidated statements of financial condition. The Company recorded losses of $2.3 million for three months ended June 30, 2023, compared to gains of $1.8 million for the same period of 2022, respectively, which is reported in the gain (loss) on financial instruments, net line item of the consolidated statements of comprehensive income (loss).
Customer ExAlt Trusts
The Company determined that all of the Customer ExAlt Trusts used in connection with its operations are VIEs of which Ben is the primary beneficiary as defined under ASC 810. The Company concluded that it is the primary beneficiary of the Customer ExAlt Trusts as it has the power to direct the most significant activities and has an obligation to absorb potential losses of the Customer ExAlt Trusts. Accordingly, the results of the Customer ExAlt Trusts are included in the Company’s consolidated financial statements. Although the Company is deemed to be the primary beneficiary of the Customer ExAlt Trusts for purposes of ASC 810, it is neither designated as a beneficiary under the trust agreements nor recognized as a beneficiary of such trusts under applicable state trust law. The assets of the Customer ExAlt Trusts may only be used to settle obligations of the Customer ExAlt Trusts. Other than potentially funding capital calls above the related reserve (refer to Note 17), there is no recourse to the Company for the Customer ExAlt Trusts’ liabilities. The cash flows generated by these VIEs are included within the Company’s consolidated statements of cash flows.
The consolidated statements of financial condition includes the following amounts from these consolidated VIEs as of the dates presented:

(Dollars in thousands)	June 30, 2023	March 31, 2023
Assets:
Cash and cash equivalents	$1,662	$3,259
Restricted cash	821	819
Investments, at fair value	486,944	491,859
Other assets	5,412	5,891
Total Assets of VIEs	$494,839	$501,828

Liabilities:
Accounts payable and accrued expense	$2,458	$1,945
Other liabilities	108	132
Customer ExAlt Trusts loan payable, net	49,529	52,129
Total Liabilities of VIEs	$52,095	$54,206

Equity:
Treasury stock	$(3,444)	$(3,444)
Noncontrolling interests	(132,361)	(118,299)
Accumulated other comprehensive income (loss)	14,190	9,900
Total Equity of VIEs	$(121,615)	$(111,843)

The consolidated statements of comprehensive income (loss) for the periods presented includes the following amounts from these consolidated VIEs.

	Three Months Ended June 30,
	2023	2022
(Dollars in thousands)
Revenues
Investment income (loss), net	$500	$(25,117)
Loss on financial instruments, net	(1,803)	(10,785)
Interest and dividend income	8	4
Total revenues	(1,295)	(35,898)

Operating expenses
Interest expense	1,874	2,329
Provision for credit losses	—	12,607
Professional services	1,261	582
Other expenses	357	600
Total operating expenses	3,492	16,118
Net income (loss)	$(4,787)	$(52,016)
Net income (loss) attributable to noncontrolling interests	$(13,866)	$(28,711)
15.    Segment Reporting
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
•Interest expense incurred on the corporate related debt transactions; and
•Operations of Ben Insurance Services and Ben Markets that are not considered reportable segments as they do not meet the quantitative criteria to be separately reported.
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
The following tables include the results of each of the Company’s reportable segments reconciled to the consolidated financial statements (in thousands):

	Three Months Ended June 30, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income, net	$—	$—	$500	$—	$—	$500
Loss on financial instruments, net	—	—	(1,803)	(1,658)	—	(3,461)
Interest and dividend income	—	—	8	108	—	116
Trust services and administration revenues	—	8	—	94	—	102

Intersegment revenues
Interest income	12,007	—	—	—	(12,007)	—
Trust services and administration revenues	—	6,568	—	—	(6,568)	—
Total revenues	12,007	6,576	(1,295)	(1,456)	(18,575)	(2,743)

External expenses
Employee compensation and benefits	2,493	560	—	32,770	—	35,823
Interest expense	758	—	1,874	1,152	—	3,784
Professional services	633	501	1,261	7,978	—	10,373
Loss on impairment of goodwill	901,000	195,305	—	—	—	1,096,305
Other expenses	654	207	356	5,725	—	6,942

Intersegment expenses
Interest expense	—	—	29,780	—	(29,780)	—
Provision for credit losses	9,495	—	—	—	(9,495)	—
Other expenses	—	—	3,844	—	(3,844)	—
Total expenses	915,033	196,573	37,115	47,625	(43,119)	1,153,227

Operating income (loss)	$(903,026)	$(189,997)	$(38,410)	$(49,081)	$24,544	$(1,155,970)

	Three Months Ended June 30, 2022
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment loss, net	$—	$—	$(25,117)	$—	$—	$(25,117)
Loss on financial instruments, net	—	—	(10,784)	(1,236)	—	(12,020)
Interest and dividend income	—	—	4	81	—	85
Trust services and administration revenues	—	8	—	—		8

Intersegment revenues
Interest income	14,311	—	—	—	(14,311)	—
Trust services and administration revenues	—	7,282	—	—	(7,282)	—
Total revenues	14,311	7,290	(35,897)	(1,155)	(21,593)	(37,044)

External expenses
Employee compensation and benefits	2,204	459	—	8,902	—	11,565
Interest expense	634	—	2,329	656	—	3,619
Professional services	693	505	582	6,077	—	7,857
Provision for credit losses	—	—	12,607	6,183	—	18,790
Other expenses	531	163	600	5,782	—	7,076

Intersegment expenses
Interest expense	—	—	23,691	—	(23,691)	—
Provision for loan losses	43,102	—	—	—	(43,102)	—
Other expenses	—	—	4,466	—	(4,466)	—
Total expenses	47,164	1,127	44,275	27,600	(71,259)	48,907

Operating income (loss)	$(32,853)	$6,163	$(80,172)	$(28,755)	$49,666	$(85,951)

	As of June 30, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
Loans to Customer ExAlt Trusts, net	$304,167	$—	$—	$—	$(304,167)	$—
Investments, at fair value	—	—	486,944	2,346	—	489,290
Other assets	6,275	49,631	8,378	16,807	(49,239)	31,852
Goodwill and intangible assets, net	824,880	398,914	—	50,927	—	1,274,721
Total Assets	$1,135,322	$448,545	$495,322	$70,080	$(353,406)	$1,795,863

	As of March 31, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
Loans to Customer ExAlt Trusts, net	$376,253	$—	$—	$—	$(376,253)	$—
Investments, at fair value	—	—	491,859	5,362	—	497,221
Other assets	9,447	47,466	10,447	21,849	(46,761)	42,448
Goodwill and intangible assets, net	1,725,880	594,219	—	50,927	—	2,371,026
Total Assets	$2,111,580	$641,685	$502,306	$78,138	$(423,014)	$2,910,695

16.    Risks and Uncertainties
The Customer ExAlt Trusts hold investments in alternative assets, public and private equity securities, and debt securities that are exposed to market risk, credit risk, currency risk, and interest rate risk. Currently, all of these investments, whose cash flows serve as collateral to the ExAlt Loans, primarily are comprised of alternative assets consisting of private equity limited partnership interests, which are primarily denominated in the U.S. dollar, Euro, and Canadian dollar. The financial statements risks, stemming from such investments, are those associated with the determination of estimated fair values, the diminished ability to monetize certain investments in times of strained market conditions, the recognition of income and recognition of impairments on certain investments.
The portfolio of alternative assets covers the following industry sectors and geographic regions for the periods shown below (dollar amounts in thousands):

	June 30, 2023		March 31, 2023
Industry Sector	Value	Percent of Total	Value	Percent of Total
Software and services	$54,169	14.5%	$54,944	14.2%
Diversified financials	46,509	12.4	52,544	13.6
Food and staples retailing	38,195	10.2	38,210	9.9
Utilities	28,224	7.5	28,043	7.3
Capital goods	27,229	7.3	27,707	7.2
Energy	27,076	7.2	26,721	6.9
Health care equipment and services	22,807	6.1	23,626	6.1
Other(1)	130,394	34.8	134,056	34.8
Total	$374,603	100.0%	$385,851	100.0%

(1)	Industries in this category each comprise less than 5 percent.

	June 30, 2023		March 31, 2023
Geography	Value	Percent of Total	Value	Percent of Total
North America	$233,105	62.2%	$239,951	62.2%
Asia	58,356	15.6	62,016	16.1
South America	41,194	11.0	41,423	10.7
Europe	39,032	10.4	38,874	10.1
Africa	2,916	0.8	3,587	0.9
Total	$374,603	100.0%	$385,851	100.0%
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
17.    Commitments and Contingencies
In the normal course of business, we have various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. There are no significant commitments and contingencies other than those disclosed below. Ben is a party to legal actions incidental to the business. Based on the opinion of legal counsel, management has concluded with regard to all commitments and contingencies disclosed below that either the outcome is not probable or the potential liability cannot be reasonably estimated, or both.
Lease Commitments
The Company operates on a month-to-month rental basis for its office premises and subleases aircraft under the Aircraft Sublease with Bradley Capital as discussed in Note 13. Rental expense for our premises and for the Aircraft Sublease for the three months ended June 30, 2023 and 2022, totaled $1.7 million and $1.6 million, respectively.
Unfunded Capital Commitments
The Customer ExAlt Trusts had $60.2 million and $61.1 million of potential gross capital commitments as of June 30, 2023 and March 31, 2023, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The Customer ExAlt Trusts holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained, in some instances, by certain of the Customer ExAlt Trusts created at the origination of each trust for up to $0.1 million. To the extent that the associated Customer ExAlt Trust cannot pay the capital funding commitment, Ben is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Ben to the Customer ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves held by the associated Customer ExAlt Trusts are added to the ExAlt Loan balance between Ben and the Customer ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. The majority, or 88%, of our portfolio with an unfunded commitment has a vintage of 2012 and prior. As the vintages continue to age, a cash requirement becomes less likely. We consider the creditworthiness of the investment on a case-by-case basis. At June 30,

2023 and March 31, 2023, there were no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.
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
Further, the Official Committee of Bondholders (the “OBC”) in the Chapter 11 Cases has also filed a motion seeking standing to prosecute causes of actions on behalf of the Debtors’ estate. The OBC’s motion was deemed to be withdrawn upon the effective date of the Debtors’ bankruptcy plan, which occurred on August 1, 2023. The OBC’s motion set forth causes of action related to certain past transactions between the Debtors and Ben, including its directors. The OBC’s motion stated the proposed claims could add a maximum exposure of up to $500 million worth of additional value to the Debtors’ estate. Ben and its CEO filed motions to object to the OBC’s motion that refutes the allegations. The Debtors have indicated they oppose the OBC’s motion for standing and intend to address such alleged claims, if any, as part of a global plan of reorganization, including a possible mediated resolution. Ben intends to vigorously defend itself against any claims, should they be brought by the Litigation Trust.

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
18.    Supplemental Cash Flow Information
Cash paid for taxes for the three months ended June 30, 2023 and 2022 was de minimis. Cash paid for interest for the three months ended June 30, 2023 and 2022, was nil and $2.0 million, respectively.
Supplemental disclosure of noncash investing and financing activities include:
Three Months Ended June 30, 2023:
–$793.4 million conversion of BCG Class A common units for Class A common stock
–$791.9 million conversion of BCG Preferred B.2 for Class A common stock
–$193.9 million exchange of BCH Preferred A.1 for Class A common stock and Class B common stock in BCG Recapitalization.
–$6.9 million deemed dividend from BCH Preferred A.1 to BCG Preferred B.2 for accrual of preferred return.
–$5.3 million issuance of Class A common for transactions closing post de-SPAC.
–$4.1 million accrual for BCH Preferred A.0 guaranteed payment.
–$3.9 million conversion of BCH Class S Ordinary to Class A common stock.
–$2.7 million settlement of liability for issuance of Class A common stock.
–$0.3 million of distributions payable to the Charitable Beneficiaries.
Three Months Ended June 30, 2022:
–$9.2 million deemed dividend from BCH Preferred A.1 to BCG Preferred B.2 for accrual of preferred return.
–$3.9 million accrual for BCH Preferred A.0 guaranteed payment.
–$2.4 million issuance of noncontrolling interest from reserved cash received in a prior period.
–$1.1 million exchange of BCH Preferred A.0 for BCH Preferred A.1.
–$0.5 million of distributions payable to the Charitable Beneficiaries.
–$0.3 million of noncash issuance of noncontrolling interest.

THE BENEFICIENT COMPANY GROUP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of financial condition and that are shown in the consolidated statements of cash flows:

	June 30, 2023	March 31, 2023
Cash and cash equivalents	$3,057	$8,726
Restricted cash	821	819
Total cash, cash equivalents and restricted cash	$3,878	$9,545
19.    Subsequent Events
The Company has evaluated subsequent events through the date the financial statements were available to be issued, and determined that there have been no events, other than those disclosed below, that have occurred that would require adjustments to our disclosures in the consolidated financial statements.
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
Recent Financings
On July 26, 2023, Ben Liquidity entered into agreements to finance liquidity transactions with respect to alternative assets with a NAV of approximately $6.7 million (calculated as of March 31, 2023). Pursuant to such transactions, the Customer ExAlt Trusts agreed to acquire the alternative assets, and in exchange for the alternative assets, the customers agreed to receive 2,917,807 shares of Class A common stock at a price per share of $2.29.
Additionally, on August 1, 2023, Ben Liquidity entered into agreements to finance liquidity transactions with respect to alternative assets with a NAV of approximately $37.7 million as of March 31, 2023. Pursuant to such transaction, the Customer ExAlt Trusts acquired the alternative assets, and in exchange for the alternative assets, the customers received (i) 3,768,995 shares of Series B-1 Resettable Convertible Preferred Stock of Beneficient, par value $0.001 per share (the “Series B-1 Preferred Stock”) at a price of $10.00 of NAV per share, with such Series B-1 Preferred Stock being convertible into shares of Class A common stock, and (ii) 942,249 Warrants.
Each share of Series B-1 Preferred Stock is convertible at the election of the holder into shares of Class A common stock based on an initial conversion price of $5.46 per share (the “Conversion Price”), subject to reset from time to time and a $2.73 per share floor price. A maximum of 13,805,842 shares of Class A Common Stock may be issued upon conversion of the Series B-1 Preferred Stock. The Warrants are exercisable for an aggregate of 942,249 shares of Class A common stock and 942,249 shares of Series A Preferred Stock, and the Series A Preferred Stock is convertible into an aggregate of 235,562 shares of Class A common stock.

THE BENEFICIENT COMPANY GROUP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Potential Future Goodwill Impairment
The Company continues to experience a further significant sustained decline in the price of its common stock from the values at June 30, 2023. A significant sustained decrease in the Company’s common stock, has in the past been, and in the future may be, a potential indicator that a portion of our goodwill is impaired and may require a quantitative impairment assessment of the Company’s assets, including goodwill and intangible assets, which may result in an additional impairment charge during the second fiscal quarter of 2024. While management cannot predict if or when additional future goodwill impairments may occur, additional goodwill impairments could have material adverse effects on the Company’s financial condition, operating income, net assets, and/or the Company’s cost of, or access to, capital.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with “Cautionary Note Regarding Forward-Looking Statements,” and the accompanying consolidated financial statements and notes thereto of Beneficient set forth in Part I, Item I of this Quarterly Report on Form 10-Q and our March 31, 2023 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on July 13, 2023 (“2023 Annual Report”). This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Except as otherwise required by the context, references to the “Company,” “Ben,” “we,” “us,” “our,” and “our operating subsidiaries,” are to Beneficient, a Nevada corporation and its consolidated subsidiaries (but excluding the Customer ExAlt Trusts (as defined below)). References to “BCG,” “Ben,” “we,” “us,” “our,” and similar terms, prior to the effective time of the Conversion, refer to the registrant when it was a Delaware limited partnership and such references following the effective time of the Conversion, refer to the registrant in its current corporate form as a Nevada corporation called “Beneficient.” All references to “Beneficient” refer solely to Beneficient, a Nevada corporation, “BCG” refer solely to The Beneficient Company Group, L.P, and all references to “BCH” refer solely to Beneficient Company Holdings, L.P., a subsidiary of BCG.
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
Ben Liquidity offers simple, rapid and cost-effective liquidity products to its customers through the use of customized trust vehicles, or the “Customer ExAlt Trusts,” which facilitate the exchange of a Customer’s alternative assets for consideration using a proprietary financing structure (such structure and related process, the “ExAlt PlanTM”). In the ExAlt PlanTM financings, a subsidiary of Ben Liquidity, Beneficient Fiduciary Financial, L.L.C. (“BFF”), a Kansas based trust company that provides fiduciary financing to fidfin trusts, makes loans (each, an “ExAlt Loan”) to certain of the Customer ExAlt Trusts, which in turn employ a portion of the loan proceeds to acquire and deliver agreed upon consideration to the Customer in exchange for their alternative assets. BFF is chartered as a Kansas Technology Enabled Fiduciary Financial Institution (“TEFFI”) under the Technology-Enabled Fiduciary Financial Institution Act (the “TEFFI Act”) and regulated by the Kansas Office of the State Bank Commissioner (the “OSBC”). Only BFF, our subsidiary, is regulated by the OSBC. The OSBC does not regulate the entirety of Ben. Ben Liquidity generates interest and fee income earned in connection with the ExAlt Loans, which are collateralized by a portion of the cash flows from the exchanged alternative assets (the “Collateral”). While the ExAlt Loans and the related interest and fee income and provision for credit losses are eliminated upon consolidation of the Customer ExAlt Trusts solely for financial reporting purposes, such amounts directly impact the allocation of income (loss) to BCG’s and BCH’s equity holders.

Ben Custody currently provides full-service trust and custody administration services to the trustees, including BFF, of certain of the Customer ExAlt Trusts, which own the exchanged alternative assets following liquidity transactions for fees payable quarterly.
The Customer ExAlt Trusts’ earnings on alternative assets support the repayment of the ExAlt Loans plus any related interest and fees. For financial reporting purposes, even though they are not legally owned by Ben, the Customer ExAlt Trusts are required to be consolidated subsidiaries of BCG under accounting principles generally accepted in the United States (“U.S. GAAP”). As a result, Ben Liquidity’s ExAlt Loans and related interest and fee income and provision for credit losses and Ben Custody’s fee income are eliminated in the presentation of our consolidated financial statements solely for financial reporting purposes; however, such amounts directly impact the allocation of income (loss) to Ben’s or BCH’s equity holders.
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
The Customer ExAlt Trusts, which hold interests in alternative assets and pay interest and principal to Ben Liquidity, transaction fees to Ben Liquidity and Ben Custody in connection with liquidity transactions and fees to Ben Custody for providing full-service trust administration services to the trustees of the Customer ExAlt Trusts, comprise the Customer ExAlt Trusts segment. Such amounts paid to Ben Liquidity and Ben Custody are eliminated in the presentation of our consolidated financial statements but directly impact the allocation of income (loss) to Ben’s and BCH’s equity holders. The elimination of intercompany transactions are included in “Consolidating Eliminations.”
The Corporate/Other category includes unallocated corporate overhead and administrative costs, gains (losses) on changes in the fair value of GWG Holdings, Inc. (“GWG Holdings”) common stock and, following the emergence from bankruptcy, interests in the GWG Wind Down Trust held by Ben, interest expenses incurred on corporate-related debt transactions, and the operations of Ben Insurance Services and Ben Markets, which are not considered reportable segments as they do not meet the quantitative criteria to be separately reported.
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
a.Ben Liquidity recognized $12.0 million and $14.3 million in interest income during the three months ended June 30, 2023, and 2022, respectively.
b.Ben Custody recognized $6.6 million and $7.3 million in trust services and administration revenues during the three months ended June 30, 2023 and 2022, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods.
Such revenues earned by Ben Liquidity and Ben Custody are eliminated in the presentation of our consolidated financial statements; however, the cash flows received upon repayment of the ExAlt Loans and in payment of Ben Custody fees are allocable to our and BCH’s equity holders and not the beneficiaries of the Customer ExAlt Trusts.
In addition, Corporate/Other, which also relates to Ben or subsidiaries owned by the holders of equity in the Company (including BCH), may include fee revenue recognized through services provided to Customers or the Customer ExAlt Trusts through business lines not included within Ben Liquidity and Ben Custody.

The following table presents a reconciliation of operating income (loss) of our reportable segments, excluding the Customer ExAlt Trusts, to net income (loss) attributable to Beneficient common shareholders. This reconciliation serves to provide users of our financial statements an understanding and visual aide of the reportable segments that impact net income (loss) attributable to the common shareholder and reiterates that the consolidation of the Customer ExAlt Trusts has no impact on the net income (loss) attributable to Beneficient common shareholders.

(in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Operating income (loss)
Ben Liquidity	$(903,026)	$(32,853)
Ben Custody	(189,997)	6,163
Corporate & Other	(49,081)	(28,755)
Less: Income tax expense (benefit)	—	397
Less: Net loss attributable to noncontrolling interests – Ben	30,686	7,536
Less: Net income attributable to noncontrolling interests – CT	—	(1,795)
Less: Noncontrolling interest guaranteed payment	(4,105)	(3,868)
Net loss attributable to common shareholders	$(1,115,523)	$(53,969)
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
Instead, the interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts, which are eliminated in the presentation of our consolidated financial statements, directly impact the share of net income (loss) attributable to Ben’s and BCH’s equity holders. First, such eliminated amounts are earned from, and funded by, the Customer ExAlt Trusts, which are a noncontrolling interest. As a result, the eliminated amounts earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts serve to increase the attributable share of net income (loss) to Ben and BCH equity holders. Second, the terms of the BCH limited partnership agreement provide that certain BCH income constituting the Excluded Amounts (as defined in the BCH limited partnership agreement) are allocated to certain BCH equity holders that are noncontrolling interests. Excluded Amounts are directly impacted by the interest and/or fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts, which are eliminated in the presentation of our consolidated financial statements. Such allocation to these noncontrolling interest holders is expected to grow as we expand our operations.
Additionally, Ben Liquidity’s provision for credit losses is eliminated in the presentation of our consolidated financial statements but directly impacts the net income (loss) attributable to the various equity securities of Ben and BCH. Likewise, the amounts expensed by the Customer ExAlt Trusts for interest and fees owed to Ben’s operating subsidiaries are eliminated in the presentation of our consolidated financial statements but are recognized for purposes of the allocation of net income (loss) attributable to the beneficial owners of the Customer ExAlt Trusts.

Noncontrolling Interests
The consolidated financial statements of Ben include the accounts of Ben, its wholly-owned and majority-owned subsidiaries, certain VIEs, in which the Company is the primary beneficiary, and certain noncontrolling interests. The noncontrolling interests reflected in our consolidated financial statements represent the portion of BCH’s limited partnership interests or interests in the Customer ExAlt Trusts that are held by third parties. Amounts are adjusted by the noncontrolling interest holder’s proportionate share of the subsidiaries’ earnings or losses each period and for any distributions that are paid. The portion of income allocated to owners other than the Company is included in “net income (loss) attributable to noncontrolling interests” in the consolidated statements of comprehensive income (loss). Our primary noncontrolling interests are described in Part II, Item 7 to our 2023 Annual Report.
Recent Developments
Business Combination
On June 7, 2023, in accordance with the Business Combination Agreement dated September 21, 2022 and amended April 18, 2023, with Avalon Acquisition, Inc. (“Avalon”), (the “Business Combination Agreement,” and the transactions contemplated thereby, collectively, the “Business Combination”), the Company completed its previously announced de-SPAC merger transaction (the “Transaction”) with Avalon. In connection with the closing of the Transaction, among other things, the Company converted from a Delaware limited partnership to a Nevada corporation and changed its corporate name from “The Beneficient Company Group, L.P.” to “Beneficient” (the “Conversion”). Pursuant to the Conversion, each BCG Class A Common Unit converted into 1.25 shares of Class A common stock, each BCG Class B Common Unit converted into 1.25 shares of Class B common stock, and the BCG Preferred B-2 Unit Accounts converted into shares of Class A common stock at a rate based on a 20% discount to the $10.00 valuation of the Class A common stock. As a result, in the Conversion, we issued 86,116,884 shares of Class A common stock with respect to the BCG Class A Common Units, 19,140,451 shares of Class B common stock with respect to the BCG Class B Units and 94,050,534 shares of Class A common stock with respect to the BCG Preferred B-2 Unit Accounts.
In connection with the closing of the Transaction, the Company issued (i) an aggregate of approximately 7,971,864 shares of Class A common stock to the former holders of Class A Common Stock of Avalon, par value $0.0001 per share (“Avalon Class A common stock”), and Class B Common Stock of Avalon, par value $0.0001 per share (“Avalon Class B common stock”), outstanding immediately prior to June 7, 2023, and (ii) an aggregate of approximately 2,796,864 shares of Beneficient Series A Convertible Preferred Stock (the “Series A preferred stock”) to non-redeeming Avalon Class A stockholders, and the outstanding Avalon warrants converted into an aggregate of 23,625,000 redeemable Warrants, with each Warrant representing the right to purchase one share of Class A common stock and one share of Series A preferred stock at an exercise price of $11.50 (the “Warrants”). In accordance with their terms, all shares of Series A preferred stock issued at closing of the Transaction were automatically converted into shares of Class A common stock. At closing, $27.9 million of cash remained in the trust account of Avalon. There were $26.1 million in transaction expenses deducted from the trust account, $20.0 million of which represented the Reserve Amount (as defined in the Forward Purchase Agreement) under the Forward Purchase Agreement (as defined herein), that were either paid by Avalon prior to closing or offset against proceeds received by the Company at closing, leaving $1.8 million in net proceeds. Upon the Closing, the outstanding Series A preferred stock converted into an aggregate of approximately 699,216 shares of Class A common stock.
Forward Purchase Agreement
On June 5, 2023, we entered into a Prepaid Forward Purchase Agreement, by and between the Company and RiverNorth SPAC Arbitrage Fund, L.P. (the “Purchaser”), pursuant to which the Purchaser purchased certain shares of Avalon Class A common stock that would have been redeemed in connection with a special meeting of Avalon’s stockholders (the “Special Meeting”) to approve the transactions contemplated by the Business Combination Agreement (as amended through June 25, 2023, the “Forward Purchase Agreement”). Pursuant to the Forward Purchase Agreement, Purchaser purchased shares of Avalon Class A Common Stock (the “AVAC FPA Shares”) at a purchase price per share of $10.588 (for aggregate consideration of $25.0 million). The AVAC FPA Shares were not redeemed in connection with the Special Meeting and converted into shares of Class A common stock and Series A preferred stock of Beneficient at the close of the Business Combination, which shares of Beneficient Series A preferred stock were subsequently converted into shares of Class A common stock and Purchaser held an aggregate of 2,956,480 shares of Class A common stock of Beneficient following the conversion in respect of the AVAC FPA Shares (such shares of Class A common stock, the “FPA Shares”).
The $25.0 million in proceeds (the “Disbursed Amount”) in respect of the FPA Shares was disbursed from the Trust Account following the consummation of the Business Combination. Specifically, $5.0 million of the Disbursed Amount was disbursed to Beneficient, with the remaining $20.0 million (the “Reserve Amount”) disbursed to Purchaser to be held by Purchaser until the Maturity Date (as defined below) or until its earlier release per the terms of the Forward Purchase Agreement. Such Reserve Amount is reflected as a Stock Receivable classified in equity on the consolidated statements of financial condition.
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
Upon the sales of the Prepaid Forward Shares, the Purchaser will remit $10.588 per share, or such lesser price per share designated by the Company (“Designated Price”) by written notice setting forth the Designated Price and the number Prepaid Forward Shares that may be sold at such price (“Designated Price Notice”) delivered to Purchaser prior to any such sales, to the Company. On June 8, 2025 (“Maturity Date”), any Prepaid Forward Shares not sold by the Purchaser will be returned to the Company and any remaining amounts in respect of the Prepaid Forward Shares will be retained by the Purchaser, less any amounts still owed to the Company from sales effected prior to the Maturity Date. The Forward Purchase Agreement permits the Company, in its sole discretion, to lower the Designated Price to a per share amount lower than $10.588 in order to permit the Purchaser to effect additional sales of its Prepaid Forward Shares at a price lower than the prevailing trading price of the Company’s Class A common stock in exchange for the remitting of a portion of the proceeds of any such sales to the Company. The Prepaid Forward Shares include an embedded put option which is accounted for separately that is classified as a liability in the other liabilities line item of the consolidated statements of financial condition and measured at fair value each reporting period with the change in fair value recognized in the consolidated statements of comprehensive income (loss).
Prior to June 30, 2023, the Purchaser received $5.0 million in gross proceeds from the sale of a portion of the Purchased Shares. No sales of any of the Prepaid Forward Shares had occurred as of June 30, 2023.
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
The Company paid a structuring fee in cash and a commitment fee in an amount equal to $1.3 million (the “Commitment Fee”) by issuing 456,204 shares of Class A common stock. The Class A common stock was issued to Yorkville in July 2023.
Recent Financings
On December 1, 2022, Ben Liquidity entered into agreements to finance liquidity transactions with respect to alternative assets with a NAV of approximately $5.3 million as of the date of the financing agreement. Pursuant to such transactions, the Customer ExAlt Trusts agreed to acquire the alternative assets, and in exchange for the alternative assets, the customers agreed to receive units at a price of $10.00 of NAV per unit (calculated as of December 1, 2022), with each unit consisting of (i) one share of Class A common stock and (ii) one-fourth (1/4) of a Warrant. Such transactions closed in connection with the closing of the Business Combination, and the Company issued the investor 530,000 shares of Class A common stock and 132,500 Warrants.
On July 26, 2023, Ben Liquidity entered into agreements to finance liquidity transactions with respect to alternative assets with a NAV of approximately $6.7 million (calculated as of March 31, 2023). Pursuant to such transactions, the Customer ExAlt Trusts agreed to acquire the alternative assets, and in exchange for the alternative assets, the customers agreed to receive 2,917,807 shares of Class A common stock at a price per share of $2.29.
On August 1, 2023, Ben Liquidity entered into agreements to finance liquidity transactions with respect to alternative assets with a NAV of approximately $37.7 million as of March 31, 2023. Pursuant to such transaction, the Customer ExAlt Trusts acquired the alternative assets, and in exchange for the alternative assets, the customers received (i) 3,768,995 shares of Series B-1 Resettable Convertible Preferred Stock of Beneficient, par value $0.001 per share (the “Series B-1 Preferred

Stock”) at a price of $10.00 of NAV per share, with such Series B-1 Preferred Stock being convertible into shares of Class A common stock, and (ii) 942,249 Warrants.
Each share of Series B-1 Preferred Stock is convertible at the election of the holder into shares of Class A common stock based on an initial conversion price of $5.46 per share (the “Conversion Price”), subject to reset from time to time and a $2.73 per share floor price. A maximum of 13,805,842 shares of Class A Common Stock may be issued upon conversion of the Series B-1 Preferred Stock. The Warrants are exercisable for an aggregate of 942,249 shares of Class A common stock and 942,249 shares of Series A Preferred Stock, and the Series A Preferred Stock is convertible into an aggregate of 235,562 shares of Class A common stock.
Recent Equity Issuances
On June 8, 2023, we issued 202,484 shares of Class A common stock to ACE Portal, Inc. in exchange for its BCH Class S Ordinary Units. Furthermore, we issued 202,058 shares of Class A common stock to an unrelated individual in exchange for his BCH Class S Ordinary Units. Such BCH Class S Ordinary Units held by ACE Portal, Inc. and such individual converted into shares of Class A common stock on a one-to-one basis pursuant to the terms of the Exchange Agreement and the BCH LPA.
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
Operating Cost Reduction Plan
On July 11, 2023, the Board approved certain measures to reduce the operating expenses of the Company with a view toward focusing resources on areas of current business needs. As part of this plan, we have commenced the furlough of approximately 30 employees, representing approximately 20% of our workforce. We also intend to reduce spending with third-party vendors in certain parts of our business as part of the plan to reduce operating expenses. Such reduction in vendor spend could decrease professional services and other expenses by up to approximately $35 million on an annualized basis from prior levels. For more information, see Item 9B to the 2023 Annual Report.
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
In addition to these macroeconomic trends and market factors, we believe our future performance will be influenced by the following factors:
–Ability to Execute On Existing and New Strategies and Products and Services to Attract Customers. We currently offer or plan to offer a suite of complementary fiduciary and other financial products and services designed to address many of the challenges alternative asset market participants face in connection with their ownership, management, and transfer of alternative assets. These products and services are generally not readily available in the marketplace today. We believe that these new products and services will meet the complex needs of potential Customers on a large scale across our target market.
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
–Our ability to access capital at attractive rates. Our ability to complete, and the costs associated with, future debt transactions depends primarily upon credit market conditions and our then perceived creditworthiness. We have no control over market conditions. Our ability to obtain credit depends upon evaluations of our business practices and plans, including our performance, ability to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities. However, as discussed elsewhere in this Quarterly Report on Form 10-Q, the economic conditions, as well as the impacts of the current, and possibly future, inflationary conditions, increasing interest rates and a possible recession are uncertain and may have various negative consequences on us and our operations including a decline in financing availability and increased costs for financing. Further, such conditions could also disrupt the capital markets generally and limit our access to financing from public sources or on favorable terms, particularly if the global financial markets experience significant disruptions.
Current Events
Economic conditions have improved since the onset of the COVID-19 pandemic, which caused severe disruptions in the global financial markets and economies. Efforts to reopen the global economy in 2021 contributed to robust economic activity that supported the global recovery. However, the emergence of new variants has and may continue to contribute to setbacks or slowing of recovery efforts.
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
The extent and impact of any sanctions imposed in connection with the Russia-Ukraine conflict has caused and may continue to cause financial market volatility and impact the global economy. Volatility and disruption in the equity and credit markets can adversely affect the portfolio companies underlying the investments held by the Customer ExAlt Trusts and adversely affect the investment performance. Our ability to manage exposure to market conditions is limited. Market deterioration could cause the Company to experience reduced liquidity, earnings and cash flow, recognize impairment charges, or face challenges in raising capital and making investments on attractive terms. Adverse market conditions can also affect the ability of investment funds held by the Customer ExAlt Trusts to liquidate positions in a timely and efficient manner. As a result, this presents material uncertainty and risk with respect to the performance of the investments held by the Customer ExAlt Trusts, even though the Customer ExAlt Trusts do not hold any investments with material operations in Russia or Ukraine. The cash flows from the investments held by the Customer Exalt Trusts serve as the collateral to the ExAlt Loans and the fees that are paid by the Customer ExAlt Trusts to Ben for administering these trusts, both of which are key determinants in the income allocated to Ben’s and BCH’s equity holders.
Further, these events may result in reduced opportunities for future liquidity solution transactions with our customers and make it more difficult for the Customer ExAlt Trusts to exit and realize value from its existing investments, potentially resulting in a decline in the value of the investments held by the Customer ExAlt Trusts. Such a decline could cause our revenue and net income to decline, including the revenues and net income allocated to Ben’s and BCH’s equity holders.
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
–Utilization of Derivative Instruments to Manage Risk. Ben manages its exposure to market risks by utilizing various forms of derivative instruments to limit exposure to changes in the relative values of investments that may result from market developments. In April 2022, Ben made aggregate payments of $7.5 million to purchase additional put options, which had a fair value of $1.7 million and $4.0 million as of June 30, 2023 and March 31, 2023, respectively. During the three months ended June 30, 2023 and June 30, 2022, Ben recognized net losses totaling $2.3 million and net gains of $1.8 million, respectively, on the put options held as of that date.
–Bankruptcy of GWG Holdings. GWG Holdings, our former parent company, and certain of its wholly-owned subsidiaries filed for bankruptcy under Chapter 11 of the Bankruptcy Code on April 20, 2022. As of June 30, 2023, Ben held 2.5 million shares of GWG Holdings common stock and the Customer ExAlt Trusts held 9.8 million shares of GWG Holdings common stock and L Bonds due 2023 of GWG Life, LLC, a Delaware limited liability company and wholly-owned subsidiary of GWG Holdings (“GWG Life”) with an aggregate principal amount of $94.8 million (“L Bonds”). Through June 30, 2023, Ben has recorded losses associated with their holdings of GWG Holdings common stock of $25.0 million and the Customer ExAlt Trusts have recorded losses associated with its holdings of GWG Holdings common stock and L Bonds totaling $101.9 million. As of June 30, 2023, the fair value of Ben’s holdings of GWG common stock was nominal and the fair value of the Customer ExAlt Trusts’ holdings of GWG Holdings common stock and L Bonds was $77.5 million. Through June 30, 2023, the Customer ExAlt Trusts have recognized credit related losses on the L Bonds totaling $31.3 million. Additionally, through June 30, 2023, Ben has recognized losses on its related party receivable with GWG Holdings under the Shared Services Agreement totaling $15.6 million. Following GWG Holdings’ emergence from bankruptcy, all interests represent equity interests in the GWG Wind Down Trust.
–Vesting of performance based awards. Certain of our restricted equity units were granted with a performance-based condition. The performance condition was met upon public listing and expense for vested units was recognized during the three months ended June 30, 2023. The recognition of the remaining compensation cost will be recognized over the remaining vesting period. Total recognized and unrecognized compensation cost related to these awards was approximately $8.0 million and $4.8 million, respectively, as of June 30, 2023.
–BCG Recapitalization. As part of the conversion to BCG Class A Units, additional value of approximately $15.0 million was provided to certain holders who are members of our board of directors. The additional value was accounted for as compensation, which resulted in stock-based compensation expense of $15.0 million during the quarter ended June 30, 2023.
–Goodwill Impairment. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. Subsequent to the public listing on June 8, 2023, and through the date of this report, the Company has experienced a significant sustained decline in the price of its Class A common stock and its related market capitalization. We believe that these factors indicate that the fair value of our reporting units has more likely than not fallen below their carrying values as of June 30, 2023. As such, management performed an interim impairment test of goodwill as of June 30, 2023, which resulted in $1.1 billion of impairment at the Ben Liquidity and Ben Custody reporting units.
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

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Ben Liquidity
Loan payments received	$7,702	$5,840
Operating loss	(903,026)	(32,853)
Adjusted operating income (loss)(1)	(9,557)	9,468
Ben Custody
Fee payments received	$1,953	$10,867
Operating income	(189,997)	6,163
Adjusted operating income(1)	5,308	6,163
Consolidated:
Revenue	$(2,743)	$(37,044)
Adjusted revenue(1)	823	(22,239)
Operating loss	(1,155,970)	(85,951)
Adjusted operating loss(1)	(24,520)	(47,123)

	June 30, 2023		March 31, 2023
Ben Liquidity
Loans to Customer ExAlt Trusts, net	$304,167		$366,760
Allowance to total loans	39.64%		26.04%
Nonperforming loans to total loans	36.43%		37.03%
Ben Custody
Fees receivable	$47,391		$45,054
Deferred revenue	39,319		41,614
Customer ExAlt Trusts
Investments, at fair value	$486,944		$491,859
Distributions to Original Loan Balance	1.16	x	1.16	x
Total Value to Original Loan Balance	1.64	x	1.66	x
(1) Adjusted revenue and adjusted operating income (loss) are non-GAAP financial measures. For a definition and reconciliation to comparable U.S. GAAP metrics, please see the section titled “—Supplemental Unaudited Presentation of Non-GAAP Financial Information.”

Adjusted revenue. We define adjusted revenue as revenue adjusted to exclude the effect of mark-to-market adjustments on related party equity securities that were acquired both prior to and in the Collateral Swap, and excludes the effect of interest income on related party available-for-sale debt securities, and income from the forfeiture of vested share-based compensation award.
Operating income (loss) represents total revenues less operating expenses prior to the provision for income taxes.
Adjusted operating income (loss). We define adjusted operating income (loss) as operating income (loss), adjusted to exclude the effect of the adjustments to revenue described above, credit losses on related party available-for-sale debt securities acquired in the Collateral Swap, and receivables from a related party that filed for bankruptcy, non-cash asset impairment, share-based compensation expense, audit fee normalization, and legal, professional services, and public relations costs related to the GWG Holdings bankruptcy, lawsuits, and a defunct product offering.
Loan payments received represents cash received during the respective period from the Customer ExAlt Trusts as payments on the ExAlt Loans.
Fee payments received represents cash received during the respective period from the Customer ExAlt Trusts as payments on the fees receivable from the Customer ExAlt Trusts.
Loans to Customer ExAlt Trusts, net represents the total ExAlt Loan receivable outstanding, net of the allowance for credit losses. The ExAlt Loans are eliminated solely for financial reporting purposes upon consolidation of the Customer ExAlt Trusts.
Allowance to Total Loans. Allowance to total loans is calculated as total allowance for credit loss divided by total loans. The increase in the allowance for loans losses was primarily driven by the adoption of CECL, effective April 1, 2023.
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
Principal Revenue and Expense Items
During the three months ended June 30, 2023 and 2022, we earned revenues on a consolidated basis from the following primary sources:
•Investment Income (Loss), net. Investment income (loss), net, includes the change in NAV of the alternative assets held by certain of the Customer ExAlt Trusts.
For the aforementioned periods, our main components of consolidated expense are summarized below:
•Interest Expense. Interest expense includes interest paid to our senior lender under our amended and restated First Lien Credit Agreement and Second Lien Credit Agreement (as described under “Liquidity and Capital Resources — Amended Credit Agreements”), interest paid on the ExAlt Trust Loan Payable, and interest paid on our other debt due to related parties. When we issue debt, we amortize the financing costs (extension and other fees) associated with such indebtedness over the outstanding term of the financing and classify it as interest expense.
•Employee Compensation and Benefits. Employee compensation and benefits includes salaries, bonuses and other incentives and costs of employee benefits. Also included are significant non-cash expenses related equity based compensation.

•Professional Services. Professional services includes consulting fees, legal fees, audit fees, and other services.
Additional components of our consolidated net earnings include:
•Gain (Loss) on Financial Instruments, net. Gain (loss) on financial instruments, net includes the change in fair value of our derivative liability, warrant liability, investments in public equity securities, private equity securities, and options. Included in our investment in public equity securities is our interest in GWG Holdings (a total of 12,337,364 common shares held as of all periods presented). Fair value is determined using quoted market prices. Any realized gains and losses are recorded on a trade-date basis.
•Interest and Dividend Income. Interest and dividend income includes interest and dividends earned on cash held in banks.
•Provision for Credit Losses. Provision for credit losses represents the amount charged to earnings each period for other than temporary credit losses incurred on available-for-sale debt securities and for allowances taken on receivables under the Shared Services Agreement with GWG Holdings.
•Other Expenses. We recognize and record expenses in our business operations as incurred. Other expenses includes software license and maintenance expenses, IT consulting fees, travel and entertainment expenses, other insurance and tax expense, supplies, costs associated with employee training and dues, transaction expenses, depreciation and amortization expense, and various other expenses.
•Loss on impairment of goodwill. Goodwill and indefinite-lived intangible assets are assessed for impairment on an annual basis and whenever events and circumstances indicate that these assets may be impaired, including as a result of significant sustained declines in the prevailing prices of our common stock. We compare the fair value of our reporting unit to its carrying value, including goodwill. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, we will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value.
Our operating subsidiaries, Ben Liquidity and Ben Custody, also earn revenue from interest and fees, which are eliminated in consolidation, on the ExAlt Loans between Ben Liquidity and the Customer ExAlt Trusts. These sources of intersegment revenues, which ultimately impact the net income (loss) attributable to Ben and BCH equity holders, are summarized below.
•Interest Income. Interest income is generally comprised of contractual interest, which is a computed variable rate that compounds monthly, interest recognized on certain of the ExAlt Loans through the effective yield method, and an amortized discount that is recognized ratably over the life of the ExAlt Loan. The ExAlt Loans have a maturity of twelve years, and all principal and interest due thereon is payable at maturity. Since we began our operations in 2017, substantially all of our interest income has been non-cash income that has been capitalized onto the outstanding principal of the ExAlt Loans.
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
•Trust Services and Administration Revenues. Trust services and administration revenues includes trust administration fees and upfront fees. Trust administration fees are earned for providing administrative services to trustees for existing liquidity solution customers. Fees are recognized monthly based upon the beginning of quarter (in advance) NAV plus any remaining unfunded loan commitments and the applicable fee rate of the account as outlined in the agreement. Non-refundable upfront fees are earned for setting up and providing the customer access to the ExAlt PlanTM. Upfront fees are billed at the origination of the liquidity transaction and are based on a percentage of NAV plus any unfunded capital commitments. Upfront fees are deferred upon receipt and are recognized ratably over the period of benefit, which is generally consistent with estimated expected life of LiquidTrusts (typically 7 to 10 years). All such fees and related deferred revenue are eliminated in the presentation of our consolidated financial statements. As described above, the elimination in consolidation of this fee revenue has no effect on net income (loss) attributable to Ben or BCH or to equity holders of Ben or BCH.

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

(in thousands)	Three Months Ended June 30, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income, net	$—	$—	$500	$—	$—	$500
Loss on financial instruments, net	—	—	(1,803)	(1,658)	—	(3,461)
Interest and dividend income	—	—	8	108	—	116
Trust services and administration revenues	—	8	—	94	—	102

Intersegment revenues
Interest income	12,007	—	—	—	(12,007)	—
Trust services and administration revenues	—	6,568	—	—	(6,568)	—
Total revenues	12,007	6,576	(1,295)	(1,456)	(18,575)	(2,743)

External expenses
Employee compensation and benefits	2,493	560	—	32,770	—	35,823
Interest expense	758	—	1,874	1,152	—	3,784
Professional services	633	501	1,261	7,978	—	10,373
Loss on impairment of goodwill	901,000	195,305	—	—	—	1,096,305
Other expenses	654	207	356	5,725	—	6,942

Intersegment expenses
Interest expense	—	—	29,780	—	(29,780)	—
Provision for credit losses	9,495	—	—	—	(9,495)	—
Other expenses	—	—	3,844	—	(3,844)	—
Total expenses	915,033	196,573	37,115	47,625	(43,119)	1,153,227

Operating income (loss)	$(903,026)	$(189,997)	$(38,410)	$(49,081)	$24,544	(1,155,970)
Income tax benefit						—
Net loss						$(1,155,970)

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED) (cont’d)

(in thousands)	Three Months Ended June 30, 2022
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment loss, net	$—	$—	$(25,117)	$—	$—	$(25,117)
Loss on financial instruments, net	—	—	(10,784)	(1,236)	—	(12,020)
Interest and dividend income	—	—	4	81	—	85
Trust services and administration revenues	—	8	—	—	—	8

Intersegment revenues
Interest income	14,311	—	—	—	(14,311)	—
Trust services and administration revenues	—	7,282	—	—	(7,282)	—
Total revenues	14,311	7,290	(35,897)	(1,155)	(21,593)	(37,044)

External expenses
Employee compensation and benefits	2,204	459	—	8,902	—	11,565
Interest expense	634	—	2,329	656	—	3,619
Professional services	693	505	582	6,077	—	7,857
Provision for credit losses	—	—	12,607	6,183	—	18,790
Other expenses	531	163	600	5,782	—	7,076

Intersegment expenses
Interest expense	—	—	23,691	—	(23,691)	—
Provision for credit losses	43,102	—	—	—	(43,102)	—
Other expenses	—	—	4,466	—	(4,466)	—
Total expenses	47,164	1,127	44,275	27,600	(71,259)	48,907

Operating income (loss)	$(32,853)	$6,163	$(80,172)	$(28,755)	$49,666	$(85,951)
Income tax expense						397
Net loss						$(86,348)

CONSOLIDATED
Results of Operations — Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022 (Unaudited)
Revenues (in thousands)

	Three Months Ended June 30,
	2023	2022
Investment income (loss), net	$500	$(25,117)
Loss on financial instruments, net	(3,461)	(12,020)
Interest and dividend income	116	85
Trust services and administration revenues	102	8
Total revenues	$(2,743)	$(37,044)
Three Months Ended June 30, 2023 and 2022
Investment income (loss), net increased $25.6 million for the three months ended June 30, 2023, compared to the same period of 2022, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts. Investment income was $0.5 million for the three months ended June 30, 2023, which was driven by $3.1 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, $0.6 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar, and $3.4 million of downward quoted market price adjustments. Investment loss was $25.1 million for the three months ended June 30, 2022, which was driven by $12.0 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, $8.8 million of downward quoted market price adjustments, and $4.2 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar.
Loss on financial instruments, net decreased $8.6 million for the three months ended June 30, 2023, compared to the same period of 2022, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the three months ended June 30, 2023 included a $3.8 million net decrease in the fair value of public equity securities combined with a $2.3 million decrease to the fair value of put options held, partially offset by a $1.4 million decrease in the fair value of a derivative liability and a $1.5 million decrease in the fair value of a warrant liability. The decline in market price for public equity securities was due to a variety of factors, primarily declines in the values of the securities of GWG Holdings due to GWG Holdings’ reorganization under the Chapter 11 of the Bankruptcy Code. Loss on financial instruments, net for the three months ended June 30, 2022 included a $15.3 million decrease to the fair value of public equity securities combined with a $1.5 million increase in the fair value of a derivative liability, partially offset by a $1.8 million increase to the fair value of put options held and a $3.0 million upward adjustment to a private equity security.
Interest and Operating Expenses (in thousands)

	Three Months Ended June 30,
	2023	2022
Employee compensation and benefits	$35,823	$11,565
Interest expense (including amortization of deferred financing costs)	3,784	3,619
Professional services	10,373	7,857
Provision for credit losses	—	18,790
Loss on impairment of goodwill	1,096,305	—
Other expenses	6,942	7,076
Total expenses	$1,153,227	$48,907
Three Months Ended June 30, 2023 and 2022
Employee compensation and benefits increased $24.3 million for the three months ended June 30, 2023, compared to the same period in 2022. The increase was driven by a $23.5 million increase in equity-based compensation, along with a $0.8 million increase in payroll and other benefit related costs. The increase in equity based compensation was driven by $8.0 million recognized upon completion of a performance condition satisfied by Ben’s public listing in June 2023 and $15.0 million recognized as a result of transactions completed as part of the BCG Recapitalization. With the implementation of our operating cost reduction plan, employee compensation and benefits is expected to decrease by approximately $0.7 million per month until furloughed employees are reinstated.
Professional services expenses increased $2.5 million for the three months ended June 30, 2023, compared to the same period in 2022, primarily due to an increase in legal fees combined with an increase in other professional fees. With the implementation of our operating cost reduction plan, professional services and other expenses combined could decrease up to approximately $35 million on an annualized basis from prior levels.
Provision for credit losses decreased $18.8 million for the three months ended June 30, 2023, compared to the same period in 2022, driven by $12.6 million in credit losses on the investments in L Bonds held by the Customer ExAlt Trusts during the three months ended June 30, 2022, combined with a net decrease of $6.2 million in bad debt expense on receivables under the Shared Services Agreement with GWG Holdings.
During the three months ended June 30, 2023, we completed an interim impairment test for goodwill and as a result, recorded a non-cash impairment charge of $1.1 billion. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.
Other expenses decreased $0.1 million for the three months ended June 30, 2023, compared to the same period in 2022. The table below provides additional detail regarding our other expenses. As mentioned above, with the implementation of our operating cost reduction plan, other expenses are expected to continue to decrease.
Other Expenses (in thousands)

	Three Months Ended June 30,
	2023	2022
Other insurance and taxes	$2,060	$1,611
Travel and entertainment	1,828	1,892
Other expenses	1,087	1,941
Depreciation and amortization	931	777
Software license and maintenance	714	657
Occupancy and equipment	322	198
Total other expenses	$6,942	$7,076

BEN LIQUIDITY
Results of Operations — Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022 (Unaudited)

(in thousands)	Three Months Ended June 30,
	2023	2022
Revenues:
Interest income	$12,007	$14,311
Total revenues	12,007	14,311

Expenses
Employee compensation and benefits	2,493	2,204
Interest expense (including amortization of deferred financing costs)	758	634
Professional services	633	693
Provision for credit losses	9,495	43,102
Loss on impairment of goodwill	901,000	—
Other expenses	654	531
Total expenses	915,033	47,164
Operating income (loss)	$(903,026)	$(32,853)
Three Months Ended June 30, 2023 and 2022
Interest income decreased $2.3 million during the three months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily driven by a $4.7 million decrease in interest income earned from loans on nonaccrual during the three months ended June 30, 2023. The decrease was partially offset by a $1.7 million increase in interest earned on new originations and the compounding of interest.
Provision for credit losses was $9.5 million for the three months ended June 30, 2023, including $7.5 million in credit losses primarily driven by a decrease in collateral comprised of related party equity securities. The remainder of the provision was primarily due to a net decrease in collateral values and resulting expected cash flows related to the loan portfolio, combined with an increased amortized cost basis due to interest capitalizing at a higher rate than loan payments.
During the three months ended June 30, 2023, we completed an interim impairment test for goodwill and as a result, recorded a non-cash impairment charge of $901.0 million for Ben Liquidity. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.

BEN CUSTODY
Results of Operations — Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022 (Unaudited)

(in thousands)	Three Months Ended June 30,
	2023	2022
Revenues
Trust services and administration revenues	$6,576	$7,290

Expenses
Employee compensation and benefits	560	459
Professional services	501	505
Loss on impairment of goodwill	195,305	—
Other expenses	207	163
Total expenses	196,573	1,127
Operating income	$(189,997)	$6,163
Three Months Ended June 30, 2023 and 2022
Trust services and administration revenues decreased $0.7 million for the three months ended June 30, 2023, compared to the same period in 2022 driven by a decrease in the NAV of the alternative assets held by the Customer ExAlt Trusts, which is an input into the calculation of the recurring trust services revenues.
During the three months ended June 30, 2023, we completed an interim impairment test for goodwill and as a result, recorded a non-cash impairment charge of $195.3 million for Ben Custody. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.
CUSTOMER EXALT TRUSTS
Results of Operations — Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022 (Unaudited)

(in thousands)	Three Months Ended June 30,
	2023	2022
Revenues
Investment income (loss), net	$500	$(25,117)
Loss on financial instruments, net	(1,803)	(10,784)
Interest and dividend income	8	4
Total revenues	(1,295)	(35,897)

Expenses
Interest expense	31,654	26,020
Professional services	1,261	582
Provision for credit losses	—	12,607
Other expenses	4,200	5,066
Total expenses	37,115	44,275
Operating loss	$(38,410)	$(80,172)

Three Months Ended June 30, 2023 and 2022
Investment income, net increased $25.6 million for the three months ended June 30, 2023, compared to the same period of 2022, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts. Investment income was $0.5 million for the three months ended June 30, 2023, which was driven by $3.1 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, $0.6 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar, and $3.4 million of downward quoted market price adjustments. Investment loss was $25.1 million for the three months ended June 30, 2022, which was driven by $12.0 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, $8.8 million of downward quoted market price adjustments, and $4.2 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar.
Loss on financial instruments, net decreased $9.0 million for the three months ended June 30, 2023, compared to the same period of 2022, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for three months ended June 30, 2023, included a $3.1 million net decrease in the fair value of public equity securities partially offset by a $1.4 million decrease in the fair value of a derivative liability. Loss on financial instruments, net for the three months ended June 30, 2022 represented a $12.3 million decrease to the fair value of public equity securities combined with a $1.5 million increase in the fair value of a derivative liability, partially offset by a $3.0 million upward adjustment to private equity securities.
Interest expense increased $5.6 million for the three months ended June 30, 2023, compared to the same period in 2022, which reflects an increase in contractual interest due on the ExAlt Loans, driven by the origination of new liquidity transactions and the compounding of paid-in-kind interest, combined with $0.5 million of interest expense recognized on the Customer ExAlt Trust loan payable.
Professional services increased $0.7 million for the three months ended June 30, 2023, compared to the same period in 2022, driven by general professional expenses such as audit, consulting, and other professional fees.
Provision for credit losses decreased $12.6 million for the three months ended June 30, 2023, compared to the same period in 2022, driven by $12.6 million in credit losses on the investments in L Bonds held by the Customer ExAlt Trusts during the three months ended June 30, 2022.
Other expenses decreased $0.9 million for the three months ended June 30, 2023, compared to the same period in 2022, due to a decrease in trust administration fees and other expenses principally driven by an increase in the NAV of the alternative assets held by the Customer ExAlt Trusts.

CORPORATE AND OTHER
Results of Operations — Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022 (Unaudited)

(in thousands)	Three Months Ended June 30,
	2023	2022
Revenues
Loss on financial instruments, net	$(1,658)	$(1,236)
Interest income	108	81
Trust services and administration revenues	94	—
Total revenues	(1,456)	(1,155)

Expenses
Employee compensation and benefits	32,770	8,902
Interest expense (including amortization of deferred financing costs)	1,152	656
Professional services	7,978	6,077
Provision for credit losses	—	6,183
Other expenses	5,725	5,782
Total expenses	47,625	27,600
Operating loss	$(49,081)	$(28,755)
Three Months Ended June 30, 2023 and 2022
Loss on financial instruments, net increased $0.4 million for the three months ended June 30, 2023, compared to the same period of 2022, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the three months ended June 30, 2023, included a $1.5 million decrease in the fair value of a warrant liability, partially offset by a $0.7 million decrease in the fair value of public equity securities, which consisted of shares of GWG Holdings, and a $2.3 million decrease to the fair value of put options held. Loss on financial instruments, net for the three months ended June 30, 2022, included a $3.0 million decrease to the fair value of public equity securities, partially offset by a $1.8 million increase in the fair value of put options held. The fair value was calculated using quoted market prices at each period end.
Employee compensation and benefits increased $23.9 million for the three months ended June 30, 2023, compared to the same period in 2022. The increase was driven by an $23.5 million increase in equity-based compensation and by a $0.4 million increase in payroll and other benefit-related costs attributable to higher employee headcount and average salaries. The increase in equity based compensation was driven by $8.0 million recognized upon completion of a performance condition satisfied by Ben’s public listing in June 2023 and $15.0 million recognized as a result of transactions completed as part of the BCG Recapitalization.
Interest expense, including amortization of deferred financing costs, increased $0.5 million for the three months ended June 30, 2023, compared to the same period in 2022. The increase in interest expense was primarily due to an increase of $0.5 million in interest expense on other borrowings.
Professional services increased $1.9 million during the three months ended June 30, 2023, compared to the same period in 2022, primarily due to an increase in legal fees combined with an increase in other professional fees.
Provision for credit losses decreased $6.2 million for the three months ended June 30, 2023, compared the same period of 2022, driven by allowances recorded against receivables under the Shared Services Agreement with GWG Holdings during the three months ended June 30, 2022.

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
We define adjusted operating income (loss) as operating income (loss), adjusted to exclude the effect of the adjustments to revenue as described above, credit losses on related party available-for-sale debt securities that were acquired in the Collateral Swap and receivables from a related party that filed for bankruptcy, non-cash asset impairment, share-based compensation expense, audit fee normalization, and legal, professional services, and public relations costs related to the GWG Holdings bankruptcy, lawsuits, and a defunct product offering.
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
The following tables set forth a reconciliation of adjusted revenue to revenue and adjusted operating income (loss) to operating income (loss), the most directly comparable U.S. GAAP measures, using data derived from our consolidated financial statements for the periods indicated:

(in thousands)	Three Months Ended June 30, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$12,007	$6,576	$(1,295)	$(1,456)	$(18,575)	$(2,743)
Mark to market adjustment on equity security of related party	—	—	2,844	722	—	3,566
Adjusted revenues	$12,007	$6,576	$1,549	$(734)	$(18,575)	$823

Operating income (loss)	$(903,026)	$(189,997)	$(38,410)	$(49,081)	$24,544	$(1,155,970)
Mark to market adjustment on equity security of related party	—	—	2,844	722	—	3,566
Intersegment reversal of provision for credit losses on collateral comprised of related party equity securities	(7,531)	—	—	—	7,531	—
Provision for credit losses related to available-for-sale debt securities of related party	—	—	—	—	—	—
Provision for credit losses related to receivables from related party	—	—	—	—	—	—
Goodwill impairment	901,000	195,305	—	—	—	1,096,305
Share-based compensation expense	—	—	—	27,001	—	27,001
Legal and professional fees(1)	—	—	—	4,578	—	4,578
Defunct product offering costs	—	—	—	—	—	—
Adjusted operating income (loss)	$(9,557)	$5,308	$(35,566)	$(16,780)	$32,075	$(24,520)
(1) Includes legal and professional fees related to GWG Holdings bankruptcy, lawsuits, public relations, and employee matters.

(in thousands)	Three Months Ended June 30, 2022
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$14,311	$7,290	$(35,897)	$(1,155)	$(21,593)	$(37,044)
Mark to market adjustment on equity security of related party	—	—	11,805	3,000	—	14,805
Adjusted revenues	$14,311	$7,290	$(24,092)	$1,845	$(21,593)	$(22,239)

Operating income (loss)	$(32,853)	$6,163	$(80,172)	$(28,755)	$49,666	$(85,951)
Mark to market adjustment on equity security of related party	—	—	11,805	3,000	—	14,805
Intersegment provision for credit losses on collateral comprised of related party equity securities	42,321	—	—	—	(42,321)	—
Provision for credit losses related to available-for-sale debt securities of related party	—	—	12,607	1	—	12,608
Provision for credit losses related to receivables from related party	—	—	—	6,182	—	6,182
Goodwill impairment	—	—	—	—	—	—
Share-based compensation expense	—	—	—	3,507	—	3,507
Legal and professional fees(1)	—	—	—	1,657	—	1,657
Defunct product offering costs	—	—	—	69	—	69
Adjusted operating income (loss)	$9,468	$6,163	$(55,760)	$(14,339)	$7,345	$(47,123)
(1) Includes legal and professional fees related to GWG Holdings bankruptcy and regulatory matters, public relations, and internal employee matters.

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
As of June 30, 2023, Ben Liquidity’s loan portfolio consisted of ExAlt Loans to the Customer ExAlt Trusts with an aggregate principal amount outstanding of $503.9 million, including accrued interest that has been capitalized on the ExAlt Loans. Ben Liquidity’s ExAlt Loans are structured as loans with a maturity date of 12 years that bear contractual interest at a variable rate that compounds monthly. The ExAlt Loans made prior to December 31, 2020 have a variable interest rate established off of a base rate of 14%, and ExAlt Loans made on or after December 31, 2020 have a variable interest rate established off a base rate of 10%. Ben Liquidity may make ExAlt Loans in the future with a variable interest rate established off of different base rates. Since the Customer ExAlt Trusts are consolidated, the ExAlt Loans and related interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts are eliminated in the presentation of our consolidated financial statements; however, such amounts directly impact the income (loss) allocable to Ben’s or BCH’s equity holders.
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
The underlying interests in alternative assets are primarily limited partnership interests. The transfer of the investments in private equity funds generally requires the consent of the corresponding private equity fund manager, and the transfer of certain fund investments is subject to rights of first refusal or other preemptive rights, potentially further limiting the ExAlt PlanTM from transferring an investment in a private equity fund. Distributions from funds are received as the underlying investments are liquidated. Timing of liquidation is currently unknown. As of June 30, 2023, $10.8 million in NAV of the Customer ExAlt Trusts’ interests in alternative assets was redeemable, with no restrictions apart from the notice period.
The Customer ExAlt Trusts held interests in alternative assets with a NAV of $374.6 million and $385.9 million as of June 30, 2023 and March 31, 2023, respectively. As of June 30, 2023, the Customer ExAlt Trusts’ portfolio had exposure to 286 professionally managed alternative investment funds, comprised of 931 underlying investments, 91 percent of which are investments in private companies. Additionally, the Customer ExAlt Trusts directly hold investments in debt and equity securities. The aggregate value of these investments was $112.3 million and $106.0 million as of June 30, 2023, March 31, 2023, respectively.
The following sections provide more detailed information for Ben Liquidity’s loan portfolio and related allowance for credit losses and the Customer ExAlt Trusts’ investments in alternative assets and other equity and debt securities.

Ben Liquidity
Loans Receivable
The following table provides the carrying value of the loan portfolio by collateral type and classification (in thousands):

	June 30, 2023	March 31, 2023
Loans collateralized by interests in alternative assets
PCI loans	$75,767	$73,119
Loans excluding PCI loans	258,375	257,365
Loans collateralized by debt and equity securities
PCI loans	117,543	117,424
Loans excluding PCI loans	52,197	47,981
Total loans receivable	$503,882	$495,889
Allowance for credit losses	(199,715)	(129,129)
Total loans receivable, net	$304,167	$366,760
The following table provides certain information concerning our loan portfolio by collateral type and maturity as of June 30, 2023 (dollars in thousands):

	Original Principal	Interest Accrued	Aggregate Payments	Outstanding Balance(1)	Allowance	Carrying Value
Loans collateralized by interests in alternative assets
After 5 Years Within 10 Years	$414,756	$215,040	$(347,127)	$151,597	$67,084	$84,513
After 10 Years	189,775	36,004	(43,234)	182,545	33,967	148,578
Loans collateralized by debt and equity securities
After 5 Years Within 10 Years	172,352	131,083	(16,529)	157,888	98,108	59,780
After 10 Years	10,716	1,137	—	11,852	556	11,296
Total	$787,599	$383,264	$(406,890)	$503,882	$199,715	$304,167
(1) This balance includes $260.1 million in unamortized discounts as of June 30, 2023.
Loan to Value Ratio
The loan to value ratio is calculated as the carrying value of loans receivable after any allowance for credit losses over the Collateral Value of the loan portfolio. The value of the Collateral (the “Collateral Value”) is defined as the mutual beneficial interest of the respective Customer ExAlt Trust, which we refer to as the “Collective Trust” that is owned by the Customer ExAlt Trust, which we refer to as the “Funding Trust,” that borrows from Ben Liquidity’s subsidiary, BFF. The Collateral Value is derived from the expected cash flows from the various alternative assets held by other trusts included within the Customer ExAlt Trust structure. The Collateral is valued using industry standard valuation models which includes assumptions related to (i) equity market risk premiums, (ii) alternative asset beta to public equities, (iii) NAVs, (iv) volatilities, (v) distribution rates, and (vi) market discount rates. The fair value of the mutual beneficial interests collateralizing the loan portfolio as of June 30, 2023 and March 31, 2023, was $372.6 million and $393.4 million, respectively.
The loan to value ratio for the entire loan portfolio was 0.82 and 0.93 as of June 30, 2023 and March 31, 2023, respectively. The decrease in the loan to value ratio from March 31, 2023 to June 30, 2023 was driven by an increase in the allowance for credit losses as a result of the adoption of CECL (defined below), effective April 1, 2023.
Allowance for Credit Losses
The ExAlt Loans’ allowance for credit losses is an input to the allocation of income (loss) to Ben’s or BCH’s equity holders.
On April 1, 2023, we adopted Accounting Standards Update 2016-13, Financial Instruments, Credit Losses (Topic 326) (“CECL”), which requires an estimate of the credit losses expected over the life of a loan (or pool of loans). It replaced the incurred loss approach’s threshold that required the recognition of a credit loss when it was probable that a loss event was incurred. The allowance for credit losses is a valuation account that is deducted from, or added to, the loans’ amortized cost basis to present the net, lifetime amount expected to be collected on the loans.

Management estimates the allowance using relevant available information from internal and external sources related to past events, current conditions, and reasonable and supportable economic forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Ben currently does not have adequate historical loss data to provide a basis for the long-term loss information associated with its loans. As such, Ben uses alternative, long-term historical average credit loss data from Preqin in establishing the loss history as a proxy.
Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in credit concentrations, collateral values and underwriting standards as well as changes in economic conditions or other relevant factors. Management judgment is required at each point in the measurement process.
Ben uses the discounted cash flow (DCF) method to estimate expected credit losses for the loan portfolio. Ben generates cash flow projections at the loan level wherein payment expectations are adjusted for changes in market risk premiums, risk free rate, NAV growth rate, and discount rate. The inputs are based on historical data from Preqin and adjusted, if necessary, based on the reasonable and supportable forecast of economic conditions. To adjust, management utilizes externally developed forward-looking macroeconomic factors as indicators of future expected cash flows: S&P500 Index data and US 3-Month Treasury. The economic forecasts are applied over the cashflow projection period.
The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows (NPV). An allowance for credit loss is established for the difference between the instrument’s NPV and amortized cost basis.
The DCF model also considers the need to qualitatively adjust expected loss estimates for information not already captured in the quantitative loss estimation process. Qualitative considerations include limitations inherent in the quantitative model; trends experienced in nonperforming loans; changes in value of underlying collateral; changes in underwriting policies and procedures; nature and composition of loans; portfolio concentrations that may affect loss experience across one or more components or the portfolio; and the effect of external factors such as competition, legal and regulatory requirements. These qualitative factor adjustments may increase or decrease Ben’s estimate of expected credit losses so that the allowance for credit loss is reflective of the estimate of lifetime losses that exist in the loan portfolio at the balance sheet date.
Prior to the adoption of ASU 2016-13, the allowance for credit losses was a valuation allowance for probable incurred credit losses in the loan portfolio. Management’s determination of the allowance was based upon an evaluation of the loan portfolio, impaired loans, economic conditions, volume, growth and composition of the collateral to the loan portfolio, and other risks inherent in the portfolio. Management individually reviewed all ExAlt Loans due to the low volume and non-homogenous nature of the current portfolio. Management relied heavily on statistical analysis, current NAV or fair value of the investments, and distribution performance of the underlying alternative asset and industry trends related to alternative asset investments to estimate losses. Management evaluated the adequacy of the allowance by reviewing relevant internal and external factors that affect credit quality. The cash flows generated from the alternative asset interests or other types of investments held by the Customer ExAlt Trusts supporting the collateral are the sole source of repayment of the ExAlt Loans and related interest. Ben recognized any charge-off in the period in which it is confirmed. Therefore, impaired ExAlt Loans were written down to their estimated net present value.
The following table provides the ExAlt Loans’ allowance for credit losses by collateral type and by classification (in thousands):

	June 30, 2023	March 31, 2023
Loans collateralized by interests in alternative assets
PCI loans	$27,040	$16,173
Loans excluding PCI loans	74,011	16,459
Loans collateralized by interest in debt and equity securities
PCI loans	73,278	72,787
Loans excluding PCI loans	25,386	23,710
Total allowance for credit losses	$199,715	$129,129

The following tables provide a rollforward of the ExAlt Loans’ allowance for credit losses by collateral type (in thousands):

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
(unaudited)	Alternative Assets	Debt & Equity Securities	Alternative Assets	Debt & Equity Securities
Beginning balance	$32,632	$96,497	$9,275	$39,105
Impact of the adoption of CECL	52,554	8,536	—	—
Provision for (reversal of) credit losses	15,865	(6,369)	80	43,022
Ending balance	$101,051	$98,664	$9,355	$82,127

Credit Quality
The following tables presents certain credit quality metrics (in thousands):

	June 30, 2023	March 31, 2023
Loans collateralized by alternative assets
Period-end loans	$334,142	$330,484
Nonperforming loans	$37,301	$37,237
Allowance for credit losses(1)	$101,051	$32,632
Allowance/loans(1)	30.24%	9.87%
Nonperforming loans/loans	11.16%	11.27%
Allowance to nonperforming loans(1)	2.71x	0.88x

Loans collateralized by debt and equity securities
Period-end loans	$169,740	$165,405
Nonperforming loans(2)	$146,281	$146,379
Allowance for credit losses	$98,664	$96,497
Allowance/loans	58.13%	58.34%
Nonperforming loans/loans	86.18%	88.50%
Allowance to nonperforming loans	0.67x	0.66x

Consolidated
Period-end loans	$503,882	$495,889
Nonperforming loans(2)	$183,582	$183,616
Allowance for credit losses(1)	$199,715	$129,129
Allowance/loans(1)	39.64%	26.04%
Nonperforming loans/loans	36.43%	37.03%
Allowance to nonperforming loans(1)	1.09x	0.70x
(1) The increase from March 31, 2023 to June 30, 2023 was primarily driven by the CECL adoption impact.
(2) The nonperforming loans collateralized by debt and equity securities of GWG Holdings was $145.9 million as of June 30, 2023 and March 31, 2023.

Customer ExAlt Trusts — Alternative Asset Portfolio
The portfolio of alternative assets held by the Customer ExAlt Trusts covers the following industry sectors and geographic regions for the periods shown below (dollar amounts in thousands):

	June 30, 2023		March 31, 2023
Industry Sector	Value	Percent of Total	Value	Percent of Total
Software and Services	$54,169	14.5%	$54,944	14.2%
Diversified Financials	46,509	12.4	52,544	13.6
Food and Staples Retailing	38,195	10.2	38,210	9.9
Utilities	28,224	7.5	28,043	7.3
Capital Goods	27,229	7.3	27,707	7.2
Energy	27,076	7.2	26,721	6.9
Health Care Equipment and Services	22,807	6.1	23,626	6.1
Other(1)	130,394	34.8	134,056	34.8
Total	$374,603	100.0%	$385,851	100.0%

(1)	Industries in this category each comprise less than 5 percent.

	June 30, 2023		March 31, 2023
Geography	Value	Percent of Total	Value	Percent of Total
North America	$233,105	62.2%	$239,951	62.2%
Asia	58,356	15.6	62,016	16.1
South America	41,194	11.0	41,423	10.7
Europe	39,032	10.4	38,874	10.1
Africa	2,916	0.8	3,587	0.9
Total	$374,603	100.0%	$385,851	100.0%
Assets in the portfolio consist primarily of interests in alternative investment vehicles (also referred to as “funds”) that are managed by a group of U.S. and non-U.S. based alternative asset management firms that invest in a variety of financial markets and utilize a variety of investment strategies. The vintages of the funds in the portfolio as of June 30, 2023 ranged from 1993 to 2022.
As Ben Liquidity originates additional ExAlt Loans, it monitors the diversity of the portfolio of alternative assets held by the Customer ExAlt Trusts through the use of concentration guidelines. These guidelines were established, and are periodically updated, through a data driven approach based on asset type, fund manager, vintage of fund, industry segment and geography to manage portfolio risk. Ben Liquidity refers to these guidelines when making decisions about new financing opportunities; however, these guidelines do not restrict Ben Liquidity from entering into financing opportunities that would result in Ben Liquidity having exposure outside of its concentration guidelines. In addition, changes to the portfolio of alternative assets held by the Customer ExAlt Trusts may lag changes to the concentration guidelines. As such, the portfolio of alternative assets held by the Customer ExAlt Trusts may, at any given time, have exposures that are outside of Ben Liquidity’s concentration guidelines to reflect, among other things, attractive financing opportunities, limited availability of assets, or other business reasons. Given our operating history of relatively few transactions at significant NAV, the portfolio as of June 30, 2023 had exposure to certain alternative investment vehicles and investments in private companies that were outside of those guidelines.
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
Industry sector is based on Global Industry Classification Standard (GICS®) Level 2 classification (also known as “Industry Group”) of companies held in the portfolio by funds or directly, subject to certain adjustments by us. “Other” classification is not a GICS® classification. “Other” classification reflects companies in the GICS® classification categories of Consumer Durables & Apparel, Semiconductors and Semiconductor Equipment, Materials, N/A, Food, Beverage & Tobacco, Commercial & Professional Services, Household & Personal Products, Banks, Pharmaceuticals, Biotechnology & Life Sciences, Retailing, Technology Hardware & Equipment, Real Estate, and Media & Entertainment. “N/A” includes investments assets that we have determined do not have an applicable GICS® Level 2 classification, such as Net Other Assets and investments that are not operating companies.
Geography reflects classifications determined by us based on each underlying investment.
Cash Flow
The following table presents a summary of cash flows from operating, investing and financing activities for periods presented below (dollars in thousands):

	Three Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(13,910)	$(37,080)
Net cash provided by investing activities	11,226	10,572
Net cash used in financing activities	(2,983)	(10,361)
Net decrease in cash and cash equivalents, and restricted cash	$(5,667)	$(36,869)
Three Months Ended June 30, 2023 and 2022
Net cash used in operating activities was $13.9 million for the three months ended June 30, 2023, largely driven by working capital requirements, including employee compensation and benefits and professional services. Net cash provided by investing activities was $11.2 million for the three months ended June 30, 2023, primarily driven by $12.0 million of distributions received as return of investments in alternative assets slightly offset by purchases of premises and equipment. Net cash used in financing activities was $3.0 million for the three months ended June 30, 2023, largely driven by debt payments, redemptions of preferred equity securities, payments of deferred equity costs, and the net impact of the de-SPAC merger transaction.
Net cash used in operating activities was $37.1 million for the three months ended June 30, 2022, largely driven by working capital requirements, including employee compensation and benefits, professional services, and cash paid for interest. Net cash provided by investing activities was $10.6 million for the three months ended June 30, 2022, primarily driven by $19.3 million of distributions received as return of investments in alternative assets offset by the purchase of put options. Net cash used in financing activities was $10.4 million for the three months ended June 30, 2022, largely driven by redemptions of preferred equity securities and payments of deferred equity costs.
Liquidity and Capital Resources
As of June 30, 2023 and March 31, 2023, we had $3.1 million and $8.7 million, respectively, in combined available unrestricted cash and cash equivalents.
Our business is capital intensive, and we generated net losses for the three months ended June 30, 2023 and 2022, of $1.2 billion and $86.3 million, respectively.
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
The ability of Ben, BCH, and our operating subsidiaries to access the cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio is limited by the terms of the ExAlt Loans from Ben Liquidity to the Customer ExAlt Trusts. Historically, Ben Liquidity has elected to capitalize interest that accrues on the ExAlt Loans and only receives payments on the ExAlt Loans, at the discretion of the applicable trustee, following the Customer ExAlt Trusts’ receipt of cash distributions on their alternative asset portfolio. The trustee of the Customer ExAlt Trusts intends to make principal payments on the ExAlt

Loans out of the proceeds of the distributions from the alternative assets. To the extent the Customer ExAlt Trusts do not receive distributions, such as if the managers of the professionally managed funds comprising the alternative assets determine to delay distributions or transactions that would result in the distributions to its limited partners, the Customer ExAlt Trusts’ ability to repay the ExAlt Loans, and therefore, Ben Liquidity’s ability to receive principal and interest payments in cash may be adversely impacted. During the three months ended June 30, 2023, largely as a result of macro-economic conditions, the Customer ExAlt Trusts continued to receive fewer distributions from their alternative assets than was originally anticipated, which adversely impacted the Customer ExAlt Trusts’ ability to repay the ExAlt Loans and our liquidity. Such conditions are expected to continue throughout the remainder of fiscal year 2024.
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
We may not be able to refinance our indebtedness or obtain additional financing on terms favorable to the Company, or at all. To the extent that Ben or its subsidiaries raise additional capital through the future sale of equity or debt, the ownership interest of our existing equity holders may be diluted. The terms of these future equity or debt securities may include liquidation or other preferences that adversely affect the rights of our existing equity unitholders or involve negative covenants that restrict Ben’s ability to take specific actions, such as incurring additional debt or making additional investments in growing the operations of the Company. If Ben defaults on these borrowings, then the Company will be required to either (i) sell participation or other interests in our loans or other of our assets or (ii) to raise additional capital through the sale of equity and the ownership interest of our equity holders may be diluted. Further, given the number of shares of Class A common stock eligible for resale as a result of various registration statements we have filed with the SEC as well as the shares of Class A common stock under the Forward Purchase Agreement, our stock price may be further depressed as a result of significant sales of our securities, which could adversely affect our ability to raise equity capital on favorable terms or at all.
We expect to utilize our cash flows to continue to invest in our business, including new product initiatives and growth strategies, including any potential acquisitions, and, if determined by our Board, pay dividends to our equity holders, including guaranteed payments on certain of BCH’s preferred equity securities, and fund tax distributions for certain noncontrolling interest holders. Our ability to fund these capital needs will depend on our ongoing ability to generate cash from operations and potentially via the capital markets. We believe that our future cash from operations, together with our access to funds on hand, will provide adequate resources to fund our operating and financing needs for at least the next twelve months. We are continuing to evaluate the impact of the COVID-19 pandemic, the ongoing Russia-Ukraine conflict, and other items, such as inflation and rising interest rates, and assess the impact on financial markets and our business. The Company’s future results may be adversely affected by slowdowns in fundraising activity and the pace of new liquidity transactions with our customers.
Capital expenditures have historically not been material and we do not anticipate making material capital expenditures through the remainder of fiscal year 2024.
Equity Issuances
On December 1, 2022, Ben Liquidity entered into agreements to finance liquidity transactions with respect to alternative assets with a NAV of approximately $5.3 million as of the date of the financing agreement. Pursuant to such transactions, the Customer ExAlt Trusts agreed to acquire the alternative assets, and in exchange for the alternative assets, the customers agreed to receive units at a price of $10.00 of NAV per unit (calculated as of December 1, 2022), with each unit consisting of (i) one share of Class A common stock and (ii) one-fourth (1/4) of a warrant to purchase one share of Class A common stock at an exercise price of $11.50 per share. Such transactions closed in connection with the closing of the Business Combination, and the Company issued the investor 530,000 shares of Class A common stock and 132,500 Warrants.
On June 8, 2023, we issued 202,484 shares of Class A common stock to ACE Portal, Inc. in exchange for its BCH Class S Ordinary Units. Furthermore, we issued 202,058 shares of Class A common stock to an unrelated individual in exchange for his BCH Class S Ordinary Units. Such BCH Class S Ordinary Units held by ACE Portal, Inc. and such individual converted into shares of Class A common stock on a one-to-one basis pursuant to the terms of the Exchange Agreement and the BCH LPA.

On June 27, 2023, we issued 274,500 shares of our Class A common stock to Maxim Group LLC pursuant to a Settlement and Release Agreement dated June 7, 2023, entered into in connection with the Business Combination.
Subsequent to quarter-end, on July 10, 2023, we issued 456,204 shares of Class A common stock to Yorkville pursuant to the SEPA.
Conversion of BCH Preferred Series C-1
Pursuant to the UPA, on July 10, 2023, the BCH Preferred C-1 Unit Accounts automatically converted into 44,040,761 shares of Class A common stock at approximately $4.66 per share, which represents the volume-weighted average trading price of the Class A common stock for the 20 trading days following the closing of the Business Combination.
Amended Credit Agreements
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
On June 5, 2023, BCH, entered into those certain Consent and Amendment No. 6 to Second Amended and Restated Credit Agreement, which amended the First Lien Credit Agreement, and Consent and Amendment No. 6 to Second Amended and Restated Second Lien Credit Agreement (collectively, the “Sixth Amendments”), which amended the Second Lien Credit Agreement, each among BCH, HCLP and the other parties thereto. Among other things, the Sixth Amendments (i) allowed for the consummation of the Transactions pursuant to the Business Combination Agreement, and effective as June 7, 2023, (ii) amended the definition of “Change of Control” (as defined therein), and (iii) provided that Beneficient will be the “Parent” thereunder.
During the three months ended June 30, 2023 and 2022, no deferred financing costs were paid to the lender. Through June 30, 2023, all required principal and interest payments due under the Second A&R Agreements have been paid.
In connection with the Second A&R Agreements, BHI, a Related Entity (as defined below) that owns a majority of the BCH Class S Ordinary Units, BCH Class S Preferred Units, BCH Preferred Series A-0 Unit Accounts, BCH Preferred Series A-1 Unit Accounts, and BCH FLP-1 Unit Accounts, will grant certain tax-related concessions to HCLP as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5% of BCH Preferred A-1 Unit Accounts held by BHI, which will be held by HCLP, may convert to BCH Preferred Series A-0 Unit Accounts. In addition, recipients of a grant of BCH Preferred Series A-1 Unit Accounts from BHI will have the right to put an amount of BCH Preferred Series A-1 Unit Accounts to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred Series A-1 Unit Accounts from BHI. No such liability existed as of June 30, 2023 or March 31, 2023.
The Second A&R Agreements and ancillary documents contain covenants that (i) prevent Ben from issuing any securities senior to the BCH Preferred Series A-0 Unit Accounts or BCH Preferred Series A-1 Unit Accounts; (ii) prevent Ben from incurring additional debt or borrowings greater than $10.0 million, other than trade payable, while the loans are outstanding; and (iii) prevent, without the written consent of the lender, GWG from selling, transferring, or otherwise disposing of any BCH Preferred Series A-1 Unit Accounts held as of May 15, 2020, other than to its subsidiary GWG DLP Funding V, LLC. As of June 30, 2023, the Company was in compliance with all covenants.
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
Ben may be required to pay an additional extension fee to extend the maturity dates of the Second A&R Agreements beyond September 15, 2024 and September 15, 2027.
Inflation
Changes in inflation do not necessarily correlate with changes in interest rates. We presently do not foresee any material impact of inflation on our results of operations in the periods presented in our consolidated financial statements.
Unfunded Capital Commitments
The Customer ExAlt Trusts had $60.2 million and $61.1 million of potential gross capital commitments as of June 30, 2023, and March 31, 2023, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The trust holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by the associated trusts within the ExAlt PlanTM created at the origination of each trust for up to $0.1 million. To the extent that the associated Customer ExAlt Trust cannot pay the capital funding commitment, Ben is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Ben to the Customer ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves held by the associated Customer ExAlt Trusts are added to the ExAlt Loan balance between Ben and the Customer ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. The majority, or 88%, of our portfolio with an unfunded commitment has a vintage of 2012 and prior. As the vintages continue to age, a cash requirement becomes less likely. We consider the creditworthiness of the investment on a case-by-case basis. As of June 30, 2023 and March 31, 2023, there were no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.
Dependence on Related Party Transactions
In the ordinary course of business, we depend on certain transactions with related parties. For example, as discussed above, Ben, through its subsidiaries, is a party to the Second A&R Agreements with HCLP. HCLP is an indirect subsidiary of Highland Consolidated, L.P. Ben’s CEO is a beneficiary and trust investment advisor of the trusts that control, and are the partners of, Highland Consolidated, L.P. As of June 30, 2023, we had approximately $98.0 million (including an unamortized premium thereon) of debt outstanding derived from BCH’s secured loans with HCLP.
Furthermore, Ben and BCH are parties to a Services Agreement with Bradley Capital Company, L.L.C. (“Bradley Capital”) and Beneficient Management Counselors, L.L.C. effective June 1, 2017. Effective as of January 1, 2022, the parties entered into the First Amended and Restated Services Agreement and effective June 7, 2023, the parties entered into the Second Amended and Restated Services Agreement. Bradley Capital is an entity associated with Ben’s CEO. During the three months ended June 30, 2023 and 2022, Ben recognized expenses totaling $0.7 million and $0.6 million related to this services agreement, respectively. As of June 30, 2023 and March 31, 2023, $4.3 million and $3.6 million, respectively, was owed to Bradley Capital related to the Services Agreement.

As of June 30, 2023, GWG Holdings and its subsidiaries held approximately 66% of the Class A common stock and BCH Preferred C-1 Unit Accounts with a capital account balance of $205.2 million. On July 10, 2023, the BCH Preferred C-1 converted into 44,040,761 shares of Class A common stock at approximately $4.66 per share.
For more information on our transactions with related parties, see Part III of our 2023 Annual Report.
Critical Accounting Estimates
We have identified certain accounting estimates that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date. The critical accounting estimates, as summarized below, which we believe to be the most critical in preparing our consolidated financial statements relate to relate to the fair value determination of investments in alternative assets held by the Customer ExAlt Trusts, the determination of the allowance for credit losses as an input to the allocation of income (loss) to Ben’s and BCH’s equity holders, evaluation of potential impairment of goodwill and other intangibles, and determining grant date fair value for certain share-based compensation awards. Since March 31, 2023, there have been no changes in critical accounting estimates, other than those described below, as further described under “Critical Accounting Estimates” in our 2023 Annual Report.
Allowances for Credit Losses
The allowance for credit losses related to the ExAlt Loans, which is eliminated in consolidation, is an input to Ben’s and BCH’s allocation of income to equity holders of Ben and BCH. Refer to Part II, Item 7 under the section titled “Critical Accounting Estimates” in our 2023 Annual Report for disclosure on such income allocation.
On April 1, 2023, we adopted Accounting Standards Update 2016-13, Financial Instruments, Credit Losses (Topic 326) (“CECL”), which requires an estimate of the credit losses expected over the life of a loan (or pool of loans). It replaced the incurred loss approach’s threshold that required the recognition of a credit loss when it was probable that a loss event was incurred. The allowance for credit losses is a valuation account that is deducted from, or added to, the loans’ amortized cost basis to present the net, lifetime amount expected to be collected on the loans. Credit losses are charged off against the allowance when management believes a loan balance is confirmed to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management analyzes the loans individually as the loans do not have similar risk characteristics.
Management estimates the allowance using relevant available information from internal and external sources related to past events, current conditions, and reasonable and supportable economic forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Ben currently does not have adequate historical loss data to provide a basis for the long-term loss information associated with its loans. As such, Ben uses alternative, long-term historical average credit loss data from Preqin in establishing the loss history as a proxy.
Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in credit concentrations, collateral values and underwriting standards as well as changes in economic conditions or other relevant factors. Management judgment is required at each point in the measurement process.
Ben uses the discounted cash flow (DCF) method to estimate expected credit losses for the loan portfolio. Ben generates cash flow projections at the loan level wherein payment expectations are adjusted for changes in market risk premiums, risk free rate, NAV growth rate, and discount rate. The inputs are based on historical data from Preqin and adjusted, if necessary, based on the reasonable and supportable forecast of economic conditions. To adjust, management utilizes externally developed forward-looking macroeconomic factors as indicators of future expected cash flows: S&P500 Index data and US 3-Month Treasury. The economic forecasts are applied over the cashflow projection period.
The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows (NPV). An allowance for credit loss is established for the difference between the instrument’s NPV and amortized cost basis.
The DCF model also considers the need to qualitatively adjust expected loss estimates for information not already captured in the quantitative loss estimation process. Qualitative considerations include limitations inherent in the quantitative model; trends experienced in nonperforming loans; changes in value of underlying collateral; changes in underwriting policies and procedures; nature and composition of loans; portfolio concentrations that may affect loss experience across one or more components or the portfolio; and the effect of external factors such as competition, legal and regulatory requirements. These qualitative factor adjustments may increase or decrease Ben’s estimate of expected credit losses so that the allowance for credit loss is reflective of the estimate of lifetime losses that exist in the loan portfolio at the balance sheet date.
The June 30, 2023, allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized an economic forecast sourced from reputable third-parties that reflected a US Equity market growth rate of 4.45% and Treasury rate of 3% during the forecast period. Key assumptions utilized in the CECL calculation include net asset value of the underlying collateral, reasonable and supportable forecast period, and discounted cash flow inputs including economic forecast data. Key assumptions are reviewed and approved on a quarterly basis.
For purposes of determining income allocations to Ben’s and BCH’s equity holders, interest income is adjusted for any allowance for credit losses, which was approximately $9.5 million and $43.1 million for the three months ended June 30, 2023 and 2022, respectively.
Goodwill and Identifiable Intangible Assets
Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. Subsequent to the public listing on June 8, 2023, and through the date of this report, the Company has experienced a significant sustained decline in the price of its Class A common stock and its related market capitalization. We believe that these factors indicated that the fair value of our reporting units had more likely than not fallen below their carrying values as of June 30, 2023. As such, management performed an interim impairment test of goodwill as of June 30, 2023, which resulted in $1.1 billion of impairment at the Ben Liquidity and Ben Custody reporting unit.
The Company computed the fair value of each reporting unit by computing the overall enterprise value of the Company by valuing its various equity instruments, primarily based on the Class A common stock price per share. The overall enterprise value was allocated to each reporting unit using the discounted cash flow method to estimate the relative value of each reporting unit based on their future cash flows using a multi-year forecast, and a terminal value calculated using a long-term growth rate that was informed based on our industry, analyst reports of a public company peer set, current and expected future economic conditions and management expectations. The discount rate used to discount these future cash flows was determined using a capital asset pricing model based on the market value of equity of a public company peer set, adjusted for risk characteristics and expectations specific to the reporting unit, combined with an assessment of the cost of debt. The discount rates used for each reporting unit in the June 30, 2023 impairment analysis ranged from 24.8% to 25.6%, and the Company applied a terminal year long-term growth rate of 3.0% for each reporting unit. Subsequent to the impairment, there was no excess of reporting unit fair value over carrying value.
Management continues to closely monitor the results of the reporting units and comparisons to the key assumptions used in our fair value estimate, in addition to operational initiatives and macroeconomic conditions, which may impact the results of the reporting units. The performance of the reporting units and the potential for future developments in the global economic environment, introduces a heightened risk for additional impairment. If management determines that the reporting units cannot achieve the growth assumptions noted above, or if there is continued deterioration in the market due to macroeconomic conditions, some or all of the remaining recorded goodwill could be subject to further impairment. While management cannot predict if or when additional future goodwill impairments may occur, additional goodwill impairments could have material adverse effects on the Company’s financial condition, operating income, net assets, and/or the Company’s cost of, or access to, capital.
There could be further significant decreases in the operating results of our reporting units for a sustained period, which may result in a recognition of further goodwill impairment that could be material to the consolidated financial statements.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4 — CONTROLS AND PROCEDURES
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
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
Ben adopted Accounting Standards Update 2016-13, Financial Instruments, Credit Losses (Topic 326) on April 1, 2023. Ben implemented new controls and modified existing controls as part of the adoption. The new controls were implemented to account for the additional complexity of the expected credit loss model, determine reasonable and supportable forecasts, review of economic forecasts, and other assumptions used in the estimation of the model. There were no other changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the quarter ended June 30, 2023, that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
There have been no material changes in the legal proceedings previously disclosed in response to Part I, Item 3. “Legal Proceedings” set forth in our Annual Report on Form 10-K for the year ended March 31, 2023 filed with the SEC on July 13, 2023.
ITEM 1A — RISK FACTORS
There have been no material changes in the risk factors previously disclosed in response to Part I, Item 1A. “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023 filed with the SEC on July 13, 2023, except as set forth below.
We have a substantial amount of goodwill and intangible assets, and we have been, and may in the future be. required to write down the value of our intangible assets and goodwill due to impairment, which could have a material adverse effect on our business, financial condition and results of operations.
A significant portion of our total assets are comprised of goodwill and intangible assets that arose from a series of transactions with GWG and relate principally to our Ben Liquidity business. We perform goodwill and intangible asset impairment annually, during the fourth quarter of each year, or when events occur, or circumstances change that would more likely than not indicate impairment has occurred, including a significant substantial decline in the prevailing price of our Class A common stock. Subsequent to our public listing on June 8, 2023, and through the date of this report, the Company has experienced a significant sustained decline in the price of its Class A common stock and its related market capitalization. We believe that these factors indicated that the fair value of our reporting units had more likely than not fallen below their carrying values as of June 30, 2023. As such, management performed an interim impairment test of goodwill as of June 30, 2023, which resulted in $1.1 billion of impairment at the Ben Liquidity and Ben Custody reporting units. Because a number of factors may influence determinations of fair value of goodwill and our intangible assets, including the price of our Class A common stock, which has continued to decline since our public listing, there can be no assurance that our future evaluations of goodwill and intangible assets will not result in findings of significant impairment and related write-downs, which may have a material adverse effect on our business, financial condition and results of operations.
In assessing impairment, the Company computed the fair value of each reporting unit by computing the overall enterprise value of the Company by valuing its various equity instruments, primarily based on the Class A common stock price per share. The overall enterprise value was allocated to each reporting unit using the discounted cash flow method to estimate the relative value of each reporting unit based on their future cash flows using a multi-year forecast, and a terminal value calculated using a long-term growth rate that was informed based on our industry, analyst reports of a public company peer set, current and expected future economic conditions and management expectations. The discount rate used to discount these future cash flows was determined using a capital asset pricing model based on the market value of equity of a public company peer set, adjusted for risk characteristics and expectations specific to the reporting unit, combined with an assessment of the cost of debt. The discount rates used for each reporting unit in the June 30, 2023 impairment analysis ranged from 24.8% to 25.6%, and the Company applied a terminal year long-term growth rate of 3.0% for each reporting unit. Subsequent to the impairment, there was no excess of reporting unit fair value over carrying value for Ben Liquidity or Ben Custody. One reporting unit (Ben Markets) had a negative carrying amount of net assets as of June 30, 2023 and goodwill of approximately $9.9 million.
Future valuations of the enterprise value may use different valuation methodologies than the methodology employed for June 30, 2023, including the income approach, which would heavily incorporate management’s estimate of discounted cash flow. With all valuations, our assumptions reflect management’s best estimates of future performance. Further valuations involving estimates, specifically to the extent they may utilize management’s estimates of discounted cash flow, could assume that we capture a significant market share of liquidity transactions leading to a substantial rate of growth of new service offerings and products, revenues and assets. These estimations are uncertain to occur, and to the extent we fall short of achieving our expected growth in revenues and assets, material impairments of our goodwill may occur in the near term. Additionally, any litigation relating to our transactions with GWG could have a material adverse on our ability to execute on our business plan, which could have an effect on the value of our goodwill and intangibles. While management can and has implemented its business plans, a failure to further execute our business plans or adverse changes in management’s forecasts, to the extent used in future valuations, could result in a decline in our estimated fair value and could result in an impairment of our goodwill or intangible assets. A significant sustained decrease in the Company’s common stock has in the past been an indicator, and in the future may indicate, that impairment is present and may require a quantitative impairment assessment of the Company’s, assets including goodwill and intangible assets. Any such future impairment charges for goodwill may reduce the overall assets and may result in a change in the perceived value of the Company and ultimately may be reflected as a reduction in the market price of our securities. Any impairment charge would adversely impact the income (loss) allocable to Ben’s equity holders. Additionally, an impairment charge may also adversely influence our ability to raise capital in the future.
We engage in related party transactions, which may result in conflicts of interest involving our senior management.
We have engaged in the past, and may continue to engage, in a substantial number of related party transactions, including transactions with our Chief Executive Officer and various entities in which our Chief Executive Officer has a financial interest. Related party transactions may present conflicts of interest could result in disadvantages to our Company and may impair investor confidence, which could materially and adversely affect us. Related party transactions could also cause us to become materially dependent on related parties in the ongoing conduct of our business, and related parties may be motivated by personal interests to pursue courses of action that are not necessarily in the best interests of our Company and our stockholders. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. In the case of transactions with affiliates, there may be an absence of arms’ length negotiations with respect to the terms, conditions and consideration with respect to goods and services provided to or by us. Our affiliates may economically benefit from our arrangements with related parties. If we engage in related party transactions on unfavorable terms, our operating results will be negatively impacted.
The Company may be materially adversely affected by negative publicity.
The Company has received in the past, and may continue to receive in the future, negative publicity, which could adversely affect our reputation, operations, and financial condition. For example, we and certain of our officers and directors have been the subject of negative media coverage in the Wall Street Journal and other outlets regarding alleged self-dealing and the misuse of company funds. Although we and certain of our executive officers have filed a claim for defamation against Alexander Gladstone, the author of the Wall Street Journal’s previous media coverage concerning the Company, we may continue to experience negative attention in the media. Defamation claims by their nature are difficult to win, and we cannot predict the outcome of this litigation or its impact on us or our business. Such proceedings are time consuming and expensive and, regardless of the factual basis for the assertions being made or the strength of the claims, can have a negative impact on the Company’s reputation, on the morale and performance of the Company’s employees and on the Company’s relationships with regulators. Such impacts could be exacerbated if we do not prevail in the litigation. Regardless of the ultimate outcome of our defamation claim, such litigation may divert the time and effort of senior management from the management of the Company and may also have an adverse impact on the Company’s ability to take timely advantage of various business and market opportunities. Additionally, such negative publicity has in the past, and may continue, impact the willingness of our customers and other parties to transact business with us. These direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on the Company’s businesses, financial condition and results of operations. Negative publicity also could have the effect of heightening the other risks described in this Quarterly Report on Form 10-Q and the risks set forth in the Company’s Annual Report on Form 10-K.
We have received a “Wells Notice” from the SEC.
On June 29, 2023, the Company received a “Wells Notice” from the staff (the “Staff”) of the SEC’s Division of Enforcement, stating that the Staff has made a preliminary determination to recommend that the SEC file a civil enforcement action against the Company alleging violations of certain provisions of the Securities Act and the Securities Exchange Act. The Staff’s allegations appear to relate to, among other things, the Company’s association with an amendment to the debt coverage ratio calculation approved by certain holders of GWG Holdings issued debt in 2019 under an indenture and related disclosures by GWG Holdings, the December 31, 2019 valuation of the Company’s goodwill by a third-party valuation agent, potential contractual rights concerning an amendment to the Company’s governing documents and other items in the historical disclosures of GWG Holdings.
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
The proposed action may seek remedies that include an injunction, cease-and-desist order, disgorgement, pre-judgment interest, and civil money penalties. The Company understands that other parties, including Brad Heppner, also received Wells Notices related to the investigation of GWG Holdings. If the SEC were to authorize an action against us, it could seek an order enjoining the Company from engaging in future violations of certain provisions of the federal securities laws, imposing civil monetary penalties, and/or providing for other equitable relief within the SEC’s authority. Additionally, in the event we or Mr. Heppner are found to have violated federal securities laws, we may be unable to utilize Regulation D or Regulation A under the Securities Act to raise additional capital on a basis exempt from the registration requirements of the Securities Act, which would require us to use the Section 4(a)(2) exemption for our securities offerings and could have a material adverse effect on our business.
The results of the Wells Notice process and any corresponding enforcement action, including the costs, timing and other potential consequences of responding and complying therewith, are unknown at this time.
Substantial future sales of shares of Class A common stock could cause the market price of our shares of Class A common stock to decline.
We are contractually obligated to prepare and file with the SEC multiple registration statements providing for the resale of the substantial majority of the shares of our outstanding Class A common stock, including for shares held by our largest shareholder, the GWG Wind Down Trust (as defined herein), which held approximately 169,751,487 shares of Class A common stock, or approximately 72.4% of our outstanding shares of Class A common stock, as of July 10, 2023 and has been formed for the purpose of selling shares of our Class A common stock it holds to satisfy claims deriving from the bankruptcy proceedings of GWG. Although the sale of shares of our outstanding Class A common stock do not result in the dilution of the interests of our public shareholders, the resale, or expected resale, of a substantial number of our shares of Class A common stock in the public market could adversely affect the market price for our shares of Class A common stock and make it more difficult for you to sell your shares of Class A common stock at times and prices that you feel are appropriate. Although the prevailing trading price of our Class A common stock is beneath that of the trading price of our Class A common stock at the closing of our business combination, certain of the holders of our Class A common stock purchased their shares for prices less than the current trading prices of our Class A common stock and could have an incentive to sell because they will still profit on sales. Further, we have registered for resale a significant amount of our Class A common stock pursuant to the SEPA and our Forward Purchase Agreement, which could result in further substantial dilution and depressed trading prices of our Class A common stock.
Our Forward Purchase Agreement could result in an artificial ceiling price for the shares of our Class A common stock given the economic interests of our counterparty.
We have entered into a Forward Purchase Agreement with an investor (the “Purchaser”), pursuant to which the Purchaser agreed to purchase certain shares of Avalon Class A common stock at a purchase price per share of $10.588 for aggregate consideration of $25.0 million, which were converted into shares of Class A common stock and Series A preferred stock upon consummation of the Business Combination. The Series A preferred stock converted in accordance with its terms to shares of Class A common stock, and Purchaser held an aggregate of 2,956,480 shares of Class A common stock following such conversion in respect of such shares (the “FPA Shares”). The Forward Purchase Agreement provides for two categories of FPA Shares: (i) 1,064,333 FPA Shares categorized as “Purchased Shares” (the “Purchased Shares”) and (ii) the remaining 1,892,147 FPA Shares categorized as “Prepaid Forward Shares” (the “Prepaid Forward Shares”). Upon the sales of the Prepaid Forward Shares, the Purchaser will remit $10.588 per share, or such lesser price per share designated by the Company (“Designated Price”) by written notice setting forth the Designated Price and the number Prepaid Forward Shares that may be sold at such price delivered to Purchaser prior to any such sales, to the Company. On June 8, 2025 (“Maturity Date”), any Prepaid Forward Shares not sold by the Purchaser will be returned to the Company and any remaining amounts in respect of the Prepaid Forward Shares will be retained by the Purchaser, less any amounts still owed to the Company from sales effected prior to the Maturity Date.
Although the Company may designate a per share sale amount less than $10.588 per share pursuant to the Forward Purchase Agreement, the current Designated Price of $10.588 currently incentivizes the Purchaser not to sell its shares of Class A common stock at a price below such amount. Given the number of shares of our Class A common stock held by the Purchaser, the additional selling pressure that may be created by sales of our Class A common stock by the Purchaser if the trading price of our Class A common stock reaches $10.588, such price may present an artificial ceiling for the value of the shares of our Class A common stock. In the event we do not designate a lower price per share than the Designated Price at which the Purchaser may sell shares of our Class A common stock, we may never recover the $20 million dollar cash amount retained by the Purchaser following our entry into the Forward Purchase Agreement, which could have a material adverse effect on our financial condition and results of operations.

Our liquidity, profitability and business may be adversely affected by an inability to access, or ability to access only on unfavorable terms, the capital markets, and we may never obtain the maximum anticipated proceeds contemplated under current capital raising agreements such as the SEPA.
Many factors will affect our capital needs and their amount and timing, including our growth and profitability, as well as market disruptions and other unforeseeable developments, which may include the substantial potential dilutive effects of issuances under the SEPA and potential depressed trading prices resulting from significant resales of our Class A common stock by current shareholders. Our liquidity may be impaired by an inability to access, or ability to access only on unfavorable terms, equity markets or otherwise allocate liquidity optimally, an inability to sell assets or redeem our interests in the Collateral, or unforeseen outflows of cash or collateral. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us, a disruption of the financial markets or negative views about the financial services industry generally, including concerns regarding fiscal matters in the United States and other geographic areas or the receipt of negative publicity, such as the negative media coverage we received in the Wall Street Journal and other outlets. Further, substantial resales of our Class A common stock, as well as our issuance of additional shares of Class A common stock pursuant to the SEPA, may result in depressed trading prices of our Class A common stock, which could further impair our ability to raise sufficient capital from third party operations to carry on our business in the ordinary course.
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
Under the SEPA, the Company agreed to issue and sell to the Yorkville Investor, from time to time, and the Yorkville Investor agreed to purchase from the Company, up to $250 million of the Company’s shares of Class A common stock. The Company shall not affect any sales under the SEPA and the Yorkville Investor shall not have any obligation to purchase shares of Class A common stock under the SEPA to the extent that after giving effect to such purchase and sale the aggregate number of shares of Class A common stock issued under the SEPA together with any shares of Class A common stock issued in connection with any other related transactions that may be considered part of the same series of transactions, where the average price of such sales would be less than $2.74 and the number of shares issued would exceed 19.9% of the outstanding voting common stock as of June 27, 2023. Thus, the Company may not have access to the right to sell the full $250 million of shares of Class A common stock to the Yorkville Investor, which could have a material adverse effect on our liquidity, financial condition and results of operations.
GWG filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code.
On April 20, 2022 and October 31, 2022, GWG, our former parent and a former significant equity owner in BCG, and certain of its subsidiaries (the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) thereby commencing those certain chapter 11 cases (the “Chapter 11 Cases”). On December 1, 2022, the Debtors filed the Debtor’s Joint Chapter 11 Plan (the “Plan”) and the Disclosure Statement for the Debtor’s Joint Chapter 11 Plan.
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
The Second Amended Plan incorporates the terms of a Mediated Settlement and provides for the creation of two liquidating trusts to effectuate a liquidation of the Debtors: (i) the GWG Wind Down Trust (the “GWG Wind Down Trust”) and (ii) the Litigation Trust (the “Litigation Trust”).
The Second Amended Plan provides that the GWG Wind Down Trust will take all necessary steps to wind down the business affairs of the Debtors and maximize the value of the Debtors’ non-litigation assets, including the Debtors’ equity interests in the Company. Under the Second Amended Plan, the trustee for the GWG Wind Down Trust will be Elizabeth C. Freeman (or an affiliate of Ms. Freeman).

The Second Amended Plan provides that the Litigation Trust will receive all non-released litigation assets of the Debtors as well as the Debtors’ interest in any insurance policies covering current and former directors and officers of the Debtors. The initial funding amount of the Litigation Trust will be $3 million in cash. The Second Amended Plan further provides that the trustee for the Litigation Trust will be Michael I. Goldberg (the “Litigation Trustee”), who will have the sole authority to make decisions and act with respect to the Litigation Trust assets. Proceeds from the Litigation Trust will be distributed to the GWG Wind Down Trust for distribution to holders of trust interests in accordance with the waterfall set forth in the Second Amended Plan.
The Second Amended Plan also provides that, pursuant to the Mediated Settlement, the Company will not receive a release under the Second Amended Plan, and all potential claims and causes of action of the Debtors’ estates against the Company, including the potential claims and causes of action described in the OCB’s Standing Motion (as defined below), will be assigned to and, potentially, pursued by the Litigation Trust. Following the effective date of the Second Amended Plan, which occurred on August 1, 2023, the Litigation Trustee has the sole authority to pursue or settle potential claims and causes of action of the Debtors’ estates against the Company.
On June 20, 2023, the Bankruptcy Court entered an order confirming the Second Amended Plan (the “Confirmation Order”).
The liquidation and transfer of GWG’s assets to the GWG Wind Down Trust and Litigation Trust pursuant to the Second Amended Plan could create significant uncertainties and risks for our continued operations and/or materially and adversely impact our financial operating results. Additionally, the negative publicity, uncertainty, and risks associated with the Chapter 11 Cases and the OCB’s Standing Motion have negatively impacted and may continue to negatively impact investors’ willingness to engage with us until any related claims are resolved. More specifically, these uncertainties and risks have resulted in one investor refusing to invest in connection with the Business Combination, and we have received indications from other potential investors that they would withhold their potential investments until these matters are resolved or until further clarity is available. As noted above, following the effective date of the Second Amended Plan, the Litigation Trustee has sole authority to pursue or resolve such claims.
Among other things, as of June 30, 2023, the Company held approximately 2.5 million shares of GWG common stock, and the Customer ExAlt Trusts held 9.8 million shares of GWG common stock and $94.8 million of outstanding principal amount of L Bonds of GWG (the “L Bonds”). Through June 30, 2023, the Company has recognized a net loss of $25.0 million related to its holdings of GWG common stock, and the Customer ExAlt Trusts have recognized a net loss of $101.9 million on the GWG common stock and L Bonds, all of which is reflected in the consolidated financial statements of Ben. If the value of such GWG common stock and L Bonds were to continue to significantly drop, the value of the Company’s or the Customer ExAlt Trusts’ holdings of GWG common stock and L Bonds would also continue to significantly drop potentially, which could result in a decline in our value and/or have a negative impact on our operating results. Such a decline in the perceived value or operating results of the Company, on a consolidated basis, could ultimately be reflected as a reduction in the market price of our securities, which could adversely influence our ability to raise capital in the future.
A subsidiary of the Company has loans to certain Customer ExAlt Trusts in the approximate aggregate principal amount of $145.9 million (net of unamortized discounts), which are collateralized by the 9.8 million shares of GWG common stock and $94.8 million of outstanding principal on L Bonds held by these certain Customer ExAlt Trusts. The value and/or availability of the L Bonds and GWG common stock to satisfy the loans have been materially impacted as a result of the Chapter 11 Cases and may also be materially impacted as a result of potential litigation against the Company relating to its transactions with GWG. As of June 30, 2023, an allowance for loan losses of $94.5 million was recorded on these loans, principally related to the decline in the value of the GWG common stock and L Bonds. The allowance for loan losses is eliminated in the presentation of our consolidated financial statements but directly impacts the income (loss) allocable to the Company’s and BCH’s equity holders. Additionally, the Customer ExAlt Trusts have recognized in the consolidated statements of comprehensive income (loss) an inception-to-date credit loss on the L Bonds of $31.3 million and an inception-to-date loss of $84.5 million on the GWG common stock. We may be required to record additional impairment charges on the loans and a further reduction in the value of the L Bonds or GWG common stock could have a material adverse effect on the Customer ExAlt Trust’s ability to repay the current carrying value of the loans. Any further impairment charges would be reflected in our consolidated statement of comprehensive income (loss) and would impact the income (loss) allocatable to Beneficient’s equity holders, each of which could result in a decline in our value. Such a decline in the perceived value of the Company could ultimately be reflected as a reduction in the market price of our securities, which could adversely influence our ability to raise capital in the future.

We have completed certain transactions with GWG, including the recent repayment of certain indebtedness with BCG’s common units.
We have had numerous transactions with GWG since 2018, including transactions that have recently been completed. As part of the Chapter 11 Cases, GWG adopted resolutions (the “Resolution”), which, among other things, formed the Special Committee and the Investigations Committee of the GWG board of directors, comprised of certain independent directors (the “Independent Directors”). The Resolutions gave (i) the Special Committee the authority to, among other things, examine, investigate, analyze, assess, evaluate and negotiate the terms and conditions of any proposed plan of reorganization or liquidation submitted by GWG and its debtor-affiliates to the Bankruptcy Court for confirmation in connection with the Chapter 11 Cases and (ii) the Investigations Committee the authority to, among other things, conduct an investigation of claims and causes of action that arise under or relate to any transactions, relationships or conduct involving the Debtors and any third party, including, without limitation, the Company, as well as its officers and directors, relating to the Company’s transactions with GWG. Following the effective date of the Second Amended Plan, which occurred on August 1, 2023, GWG transferred any potential claims against the Company and certain other parties to the Litigation Trust and it is possible that claims or causes of action arising from these transactions could be advanced against the Company in the future. Such claims and causes of action could include avoidance actions and other causes of actions related to such transactions, including: (i) challenges whereby GWG released its right to appoint a majority of the members of Beneficient Management, L.L.C.’s (“Ben Management”) board of directors, (ii) challenges to the reasonableness of the value received by the Debtors in such transactions, and (iii) efforts to recover the value of, or avoid, any transfers to the Company. The Special Committee filed a motion seeking the appointment of a mediator to oversee the mediation of issues between the Company, GWG and its debtor-affiliates, the Independent Directors (in their capacities as members of both the Special Committee and the Investigations Committee) and certain other creditor constituencies as a means to reach a “global consensus” and negotiate a value-maximizing chapter 11 plan, including (i) the terms of the GWG’s plan of reorganization, including governance of the reorganized GWG, and (ii) the framework for maximizing the value of the GWG’s interests in the Company. The Bankruptcy Court granted the motion for mediation on January 5, 2023, subject to the requirement that any settlements disclose all credible allegations of misconduct that are being settled or released, and the mediation commenced on January 30, 2023. On March 9, 2023, the Debtors, the OCB and LBM entered into the Mediated Settlement. The terms of the Mediation Settlement are incorporated into the Second Amended Plan, and the OCB and LBM are co-proponents of the Second Amended Plan.
Further, the OCB in the Chapter 11 Cases has also filed a motion seeking standing to pursue causes of actions challenging several transactions by and between the Debtors and Ben, which could also (i) seek to avoid some or all of the transactions between the Debtors and Ben, (ii) challenge whether the Debtors received reasonably equivalent value in the transactions, and (iii) seek recovery from Ben and the other named individuals, including Mr. Heppner and certain other members of the Company’s board (the “Standing Motion”). Upon the effective date of the Second Amended Plan, which occurred on August 1, 2023, the Standing Motion was deemed withdrawn.
The Second Amended Plan provides for the creation of a Litigation Trust, and all potential claims and causes of action of the Debtors’ estates against the Company would, unless otherwise settled, be assigned to and, potentially, pursued by the Litigation Trust, including those claims described in the OCB’s Standing Motion. Under the Second Amended Plan, the initial funding amount of the Litigation Trust was $3 million in cash, and the Litigation Trust received all non-released litigation assets of the Debtors as well as the Debtors’ interest in any insurance policies covering directors and officers of the Debtors. The Second Amended Plan further provided for the appointment of the Litigation Trustee who would have the sole authority to make decisions and act with respect to the Litigation Trust assets. Proceeds from the Litigation Trust will be distributed to the GWG Wind Down Trust for distribution to holders of trust interests in accordance with the waterfall set forth in the Second Amended Plan. We vehemently deny the allegations in the OCB’s Standing Motion and intend to vehemently contest any prosecution of any alleged claims and causes of action asserted by or one behalf of the Debtors’ bankruptcy estates (including by the Litigation Trust) against the Company.
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
In connection with GWG’s Chapter 11 Cases, the OCB filed a motion seeking standing to pursue causes of actions on behalf of the Debtors’ estate. On February 22, 2023, the Company’s CEO, Brad Heppner, filed motions to object to the OCB’s Standing Motion that refutes the allegations. The Debtors indicated that they oppose the OCB’s Standing Motion for standing and under the Second Amended Plan, the Standing Motion was deemed to be withdrawn upon the effective date of the Second Amended Plan, which occurred on August 1, 2023.
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
The OCB’s Standing Motion set forth proposed causes of action that include (i) avoidance actions including challenges to transactions between GWG and the Company under theories of actual or constructive fraudulent transfer, (ii) allege claims for breach of fiduciary duty against former and current Company directors and officers, including Ben’s CEO, for approving such transactions, (iii) advance a basis for the claims that GWG did not receive reasonably equivalent value in these transactions and (vi) seek recovery from the Company and the other named individuals, including Ben’s CEO. More specifically, such challenged transactions relate to (i) GWG’s commitment to loan the Company $65 million that GWG funded in two tranches on May 31, 2019 ($50 million on June 3, 2019 and $15 million on November 22, 2019), (ii) GWG’s purchase of $10 million of equity in the Company on June 12, 2019, (iii) GWG’s capital contribution to the Company of $79 million on December 31, 2019, (iv) $130.2 million in contributions by GWG to the Company pursuant to a Preferred Series C Unit Purchase Agreement, and (v) the Company’s ultimate decoupling from GWG. Additionally, the motion included proposed claims against certain of GWG’s former directors for an illegal dividend under Delaware law and claims for unjust enrichment against certain of GWG’s former directors, individuals and corporate entities affiliated with or controlled by Ben’s CEO, transferees of certain allegedly fraudulent transfers, and certain broker-dealers who marketed and sold L Bonds. The OCB’s Standing Motion stated that the proposed claims could add in excess of $500 million worth of additional value to the Debtors’ estate. The Company intends to vigorously defend against any claims, should they be brought by the Litigation Trust.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 8, 2023, we issued 202,484 shares of Class A common stock to ACE Portal, Inc. in exchange for its BCH Class S Ordinary Units. Furthermore, we issued 202,058 shares of Class A common stock to an unrelated individual in exchange for his BCH Class S Ordinary Units. Such BCH Class S Ordinary Units held by ACE Portal, Inc. and such individual converted into shares of Class A common stock on a one-to-one basis pursuant to the terms of the Exchange Agreement and the BCH Eighth A&R LPA. The issuance of such shares to ACE Portal, Inc. and such individual was not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.
On June 27, 2023, we issued 274,500 shares of our Class A common stock to Maxim Group LLC pursuant to a Settlement and Release Agreement dated June 7, 2023, entered into in connection with the Business Combination. The issuance of such shares was not registered under the Securities Act and were issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.
On July 15, 2020, BCG and BCH entered into the UPA with GWG Holdings to issue BCH Preferred Series C Unit Accounts to GWG Holdings during a period that commenced on the date of the UPA and continued until November 29, 2021, when BCG ceased to be a consolidated subsidiary of GWG Holdings. Pursuant to the UPA, the BCH Preferred C-1 Unit Accounts held by the GWG Holdings and GWG Life, LLC converted into shares of Class A common stock on July 10, 2023, at a conversion price of approximately $4.66 per share for a total of 44,040,761 shares of Class A common stock. The issuance of such shares to GWG Holdings and GWG Life, LLC were not registered under the Securities Act and was issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.
On July 10, 2023, we issued 456,204 shares of Class A common stock to Yorkville pursuant to the SEPA with Yorkville dated June 27, 2023. The issuance of such shares to Yorkville pursuant to the SEPA was not registered under the Securities Act and were issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.
On July 26, 2023, Ben Liquidity entered into agreements to finance liquidity transactions with respect to alternative assets with a NAV of approximately $6.6 million (calculated as of March 31, 2023). Pursuant to such transactions, the Customer ExAlt Trusts agreed to acquire the alternative assets, and in exchange for the alternative assets, the customers agreed to receive 2,917,807 shares of Class A common stock at a price per share of $2.29. The issuance of such shares was not registered under the Securities Act and were issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.
On August 1, 2023, Ben Liquidity entered into agreements to finance liquidity transactions with respect to alternative assets with a NAV of approximately $37.7 million (calculated as of March 31, 2023), and pursuant to such transactions, we issued (i) 3,768,995 shares of Series B-1 Preferred Stock, with such Series B-1 Preferred Stock being convertible into shares of Class A common stock, and (ii) 942,249 Warrants. Each share of Series B-1 Preferred Stock is convertible at the election of the holder into shares of Class A common stock based on an initial conversion price of $5.46 per share (the “Conversion Price”), subject to reset on certain dates based on a 5-day VWAP, adjustment and a $2.73 per share floor price. A maximum of 13,805,842 shares of Class A Common Stock may be issued upon conversion of the Series B-1 Preferred Stock. The Warrants are exercisable for an aggregate of 942,249 shares of Class A common stock and 942,249 shares of Series A Preferred Stock, and the Series A Preferred Stock is convertible into an aggregate of 235,562 shares of Class A common stock. The issuance of such Series B-1 Preferred Stock and the Warrants was not registered under the Securities Act and were issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.
ITEM 6 — EXHIBITS

Exhibit
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

3.1.3
Certificate of Designation of Beneficient Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on August 2, 2023).

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

4.2
Stockholders Agreement, dated June 6, 2023, by and among Beneficient, Beneficient Holdings Inc., Hicks Holdings Operating, LLC and Bruce W. Schnitzer (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

4.3.1
Warrant Agreement, dated October 5, 2021, between Continental Stock Transfer & Trust Company and Avalon Acquisition Inc. (incorporated by reference to Exhibit 4.1 to Avalon Acquisition Inc.’s Current Report on Form 8-K (File No. 001-40872) filed with the Securities and Exchange Commission on October 12, 2021).

4.3.2
Assignment, Assumption and Amendment to Warrant Agreement by and among The Beneficient Company Group, L.P., Avalon Acquisition Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1.2 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

4.4
First Amended and Restated Limited Liability Agreement of Beneficient Company Group, L.L.C. dated June 6, 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

4.5
Exchange Agreement dated June 7, 2023, by and among Beneficient, Beneficient Company Group, L.L.C. and Beneficient Company Holdings, L.P. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

4.6.1
Registration Rights Agreement, dated June 7, 2023, Beneficient, Beneficient Holdings Inc., Hicks Holdings Operating, LLC and Bruce W. Schnitzer, Avalon Acquisition Holdings, LLC (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

4.6.2
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

4.6.3
Registration Rights Agreement with Hatteras Investment Partners dated December 7, 2021 (incorporated by reference to Exhibit 10.15 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

4.7
Eighth Amended and Restated Limited Partnership Agreement of Beneficient Company Holdings, L.P. dated June 7, 2023 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

10.1.1†
Beneficient 2023 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

10.1.2†
Third Amendment to The Beneficient Management Partners, L.P. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

10.2.1
Consent and Amendment No. 6 to Second Amended and Restated Credit Agreement, dated as of June 5, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

10.2.2
Consent and Amendment No. 6 to Second Amended and Restated Second Lien Credit Agreement, dated as of June 5, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

10.3†
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

10.4.1†
Conversion and Exchange Agreement, dated June 6, 2023, by and between Bruce W. Schnitzer, Beneficient Company Holding, L.P., and The Beneficient Company Group, L. P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

10.4.2†
Conversion and Exchange Agreement, dated June 6, 2023, by and between Richard W. Fisher, Beneficient Company Holding, L.P., and The Beneficient Company Group, L. P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

10.4.3†
Conversion and Exchange Agreement, dated June 6, 2023, by and between Beneficient Holdings Inc., Beneficient Company Holding, L.P., and The Beneficient Company Group, L. P. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

10.4.4†
Conversion and Exchange Agreement, dated June 6, 2023, by and between Hicks Holdings Operating, LLC, Beneficient Company Holding, L.P., and The Beneficient Company Group, L. P. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

10.4.5
Consulting Agreement, dated June 7, 2023, by and between Beneficient and Bruce W. Schnitzer (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

10.4.6
Consulting Agreement, dated June 7, 2023, by and between Beneficient and Thomas O. Hicks (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

10.4.7
Consulting Agreement, dated June 7, 2023, by and between Beneficient and Richard W. Fisher (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

10.4.8
Director Termination Agreement dated June 6, 2023, by and among and among Beneficient Management, L.L.C., The Beneficient Company Group, L.P., Beneficient Management Counselors, L.L.C., Beneficient Holdings, Inc. and James G. Silk (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

10.4.9
Director Termination Agreement dated June 6, 2023, by and among and among Beneficient Management, L.L.C., The Beneficient Company Group, L.P., Beneficient Management Counselors, L.L.C., Beneficient Holdings, Inc. and Derek L. Fletcher (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

10.4.10
Director Termination Agreement dated June 6, 2023, by and among and among Beneficient Management, L.L.C., The Beneficient Company Group, L.P., Beneficient Management Counselors, L.L.C., Beneficient Holdings, Inc. and Emily B. Hill (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

10.5
Form of Prepaid Forward Purchase Agreement, dated June 5, 2023, by and between The Beneficient Company Group, L.P. and RiverNorth SPAC Arbitrage Fund, L.P., as amended through June 25, 2023 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 001-41715) filed with the Securities and Exchange Commission on July 13, 2023).

10.6
Settlement and Release Agreement, dated June 7, 2023, by and among Beneficient, Avalon Acquisition Inc. and Maxim Partners LLC (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K (File No. 001-41715) filed with the Securities and Exchange Commission on July 13, 2023).

10.7
Standby Equity Purchase Agreement dated as of June 27, 2023 among Beneficient and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 28, 2023.

31.1*	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** The certifications as Exhibit 32.1 and Exhibit 32.2 are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by the reference into any filing of Beneficient under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
†    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BENEFICIENT

Date: August 14, 2023	By:	/s/ Brad K. Heppner
Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Date: August 14, 2023	By:	/s/ Gregory W. Ezell
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)