Form 10-Q
period 2023-09-30
Beneficient
filed 2023-11-14
CIK 1775734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 9, 2023, Beneficient had 257,209,584 shares of Class A common stock outstanding and 19,140,451 shares of Class B common stock outstanding.

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
Prior to the Conversion, the Company’s equity interests consisted of common units, one series of preferred units, and noncontrolling interests. Pursuant to the Conversion, each BCG Class A Common Unit converted into 1.25 shares of Class A common stock, par value $0.001 per share (“Class A common stock”), each BCG Class B Common Unit converted into 1.25 shares of Class B common stock, par value $0.001 per share (“Class B common stock” and together with the Class A common stock, the “Common Stock”), and the capital account balance of the Preferred Series B Subclass 2 Unit Accounts of BCG (“BCG Preferred B-2 Unit Accounts”) converted into shares of Class A common stock at a rate based on a 20% discount to the $10.00 valuation of the Class A common stock (or $8.00). As a result, in the Conversion, we issued 86,116,884 shares of Class A common stock with respect to the BCG Class A Common Units, 19,140,451 shares of Class B common stock with respect to the BCG Class B Common Units and 94,050,534 shares of Class A common stock with respect to the BCG Preferred B-2 Unit Accounts.
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
•the transfer of GWG Holdings Inc.’s (“GWG Holdings” or “GWG”), assets to the GWG Wind Down Trust and the Litigation Trust (each as defined herein) pursuant to the Second Amended Plan (as defined herein) could create significant uncertainties and risks for our continued operations and materially and adversely impact our financial operating results;
•future resales of Class A common stock may cause the market price of Class A common stock to drop significantly;
•the market price for Class A common stock may be subject to substantial fluctuations, which may make it difficult for stockholders to sell shares at the volumes, prices, and times desired;
•the GWG Wind Down Trust currently owns a substantial percentage of the Company and continues to have voting power with respect to those matters on which our stockholders have the right to vote;
•we may be adversely affected by negative publicity;
•a determination that we are an unregistered investment company would have serious adverse consequences;
•the Company is currently involved in legal proceedings and government investigations and may be a party to additional claims and litigation in the future;
•our liquidity, profitability and business may be adversely affected by concentrations of assets, which are collateralized by a portion of the cash flows from the exchanged alternative assets (the “Collateral”);
•we engage in related party transactions, which may result in conflicts of interest involving our senior management;
•Brad Heppner, our founder and CEO, may have financial interests that conflict with the interests of Beneficient and its stockholders;
•usage of our Class A common stock or securities convertible into Class A common stock as consideration for the Customer ExAlt Trusts’ (as defined herein) investments in alternative assets may create significant volatility in our investment income and the price of our Class A common stock;
•substantial future sales of shares of Class A common stock could cause the market price of our shares of Class A common stock to decline;
•our Forward Purchase Agreement (as defined herein) could result in an artificial ceiling price for the shares of our Class A common stock given the economic interests of our counterparty;
•our liquidity, profitability and business may be adversely affected by an inability to access, or ability to access only on unfavorable terms, the capital markets, and we may never obtain the maximum anticipated proceeds contemplated under the current capital raising agreements such as the SEPA (as defined herein);
•the due diligence process that we undertake in connection with any liquidity transaction may or may not reveal all facts that may be relevant in connection with such liquidity transaction;
•poor performance of our Collateral would cause a decline in our revenue, income and cash flow and could adversely affect our ability to raise capital for future liquidity transactions;
•we have a substantial amount of goodwill and intangible assets, which we have been, and may in the future be, required to write down the value of our intangible assets and goodwill due to impairment;
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
•Beneficient’s board of directors (the “Board”) and management have significant control over Beneficient’s business;
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

BENEFICIENT
Form 10-Q
For the Quarter Ended September 30, 2023

PART I. FINANCIAL INFORMATION
Item 1 — Financial Statements
BENEFICIENT
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2023	March 31, 2023 (1)
(Dollars and shares in thousands)	(unaudited)
ASSETS
Cash and cash equivalents	$2,394	$8,726
Restricted cash	20	819
Investments, at fair value:
Investments held by Customer ExAlt Trusts (related party of $22,266 and $76,154)	457,548	491,859
Investments held by Ben (related party of $223 and $1,371)	223	5,362
Other assets, net (related party of $51 and $2,195)	28,783	32,903
Intangible assets	3,100	3,100
Goodwill	964,937	2,367,926
Total assets	$1,457,005	$2,910,695
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Accounts payable and accrued expenses (related party of $14,549 and $10,485)	$104,958	$65,724
Other liabilities (related party of nil and $100)	16,979	14,622
Warrant liability	956	—
Customer ExAlt Trusts loan payable, net	48,660	52,129
Debt due to related party, net	102,141	99,314
Total liabilities	273,694	231,789
Redeemable noncontrolling interests
Preferred Series A Subclass 0 Unit Accounts, nonunitized	251,052	251,052
Preferred Series A Subclass 1 Unit Accounts, nonunitized	—	699,441
Total temporary equity	251,052	950,493
Shareholder’s equity:
Preferred stock, par value $0.001 per share, 250,000 shares authorized
Series A preferred stock, 0 and 0 shares issued and outstanding as of September 30, 2023 and March 31, 2023	—	—
Series B-1 preferred stock, 3,769 and 0 shares issued and outstanding as of September 30, 2023 and March 31, 2023	4	—
Class A common stock, par value $0.001 per share, 1,500,000 shares authorized, 242,884 and 180,178 shares issued as of September 30, 2023 and March 31, 2023, respectively, and 242,340 and 179,634 shares outstanding as of September 30, 2023 and March 31, 2023, respectively	243	180
Class B convertible common stock, par value $0.001 per share, 20,000 shares authorized, 19,140 and 19,140 shares issued and outstanding as of September 30, 2023 and March 31, 2023	19	19
Additional paid-in capital	1,842,274	1,579,545
Accumulated deficit	(1,450,826)	—
Stock receivable	(20,038)	—
Treasury stock, at cost (544 shares as of September 30, 2023 and March 31, 2023)	(3,444)	(3,444)
Accumulated other comprehensive income	391	9,900
Noncontrolling interests	563,636	142,213
Total equity	932,259	1,728,413
Total liabilities, temporary equity, and equity	$1,457,005	$2,910,695
(1) Retroactively adjusted March 31, 2023 for the de-SPAC merger transaction as described in Note 4. Such adjustments are unaudited.
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in thousands, except per share amounts)	2023	2022	2023	2022
Revenues
Investment income (loss), net	$(13)	$(17,099)	$487	$(42,216)
Loss on financial instruments, net (related party of $(41,960), $(27,759), $(45,526), and $(42,564), respectively)	(42,775)	(21,037)	(46,236)	(33,058)
Interest and dividend income	114	97	230	182
Trust services and administration revenues (related party of $8, $8, $15, and $15, respectively)	(87)	8	15	15
Other income	—	86	—	86
Total revenues	(42,761)	(37,945)	(45,504)	(74,991)

Operating expenses
Employee compensation and benefits	15,398	10,517	51,221	22,082
Interest expense (related party of $2,093, $749, $2,825, and $1,357, respectively)	5,114	3,590	8,898	7,209
Professional services	6,657	14,232	17,030	22,089
Provision (provision credit) for credit losses	—	(10)	—	18,781
Loss on impairment of goodwill	306,684	—	1,402,989	—
Other expenses (related party of $2,105, $2,132, $4,221, and $4,330, respectively)	5,150	6,726	12,092	13,799
Total operating expenses	339,003	35,055	1,492,230	83,960
Operating loss	(381,764)	(73,000)	(1,537,734)	(158,951)
Income tax expense	—	887	—	1,284
Net loss	(381,764)	(73,887)	(1,537,734)	(160,235)
Less: Net (income) loss attributable to noncontrolling interests - Customer ExAlt Trusts	3,592	72,843	17,458	101,554
Less: Net (income) loss attributable to noncontrolling interests - Ben	10,604	(192)	41,290	7,344
Less: Noncontrolling interest guaranteed payment	(4,167)	(3,926)	(8,272)	(7,794)
Net loss attributable to Beneficient common shareholders	$(371,735)	$(5,162)	$(1,487,258)	$(59,131)
Other comprehensive income (loss):
Unrealized gain (loss) on investments in available-for-sale debt securities	(105)	9,505	4,185	7,707
Total comprehensive income (loss)	(371,840)	4,343	(1,483,073)	(51,424)
Less: comprehensive gain (loss) attributable to noncontrolling interests	(105)	9,505	4,185	7,707
Total comprehensive loss attributable to Beneficient	$(371,735)	$(5,162)	$(1,487,258)	$(59,131)

Net loss per common share - basic and diluted(1)
Class A	$(1.45)	$(0.03)	$(6.51)	$(0.30)
Class B	$(1.42)	$(0.03)	$(5.68)	$(0.30)

Weighted average common shares outstanding - basic and diluted(1)
Class A	237,741,391	180,178,268	211,618,712	180,178,268
Class B	19,140,451	19,140,451	19,140,451	19,140,451
(1) Retroactively adjusted the three and six months ended September 30, 2022 for the de-SPAC merger transaction as described in Note 4.
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
For the three months ended September 30, 2023 and 2022:

	Series A preferred stock		Series B-1 preferred stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 10)	Total equity	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2023	—	$—	—	$—	190,047	$190	19,140	$19	$1,583,041	$(1,079,091)	$(20,038)	$(3,444)	$14,190	$786,080	$1,280,947	$251,052
Net income (loss)	—	—	—	—	—	—	—	—	—	(371,735)	—	—	—	(14,196)	(385,931)	4,167
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	8,503	—	—	—	—	—	8,503	—
Payment of employee payroll taxes on restricted equity units	—	—	—	—	—	—	—	—	(32)	—	—	—	—	—	(32)	—
Issuance of shares in connection with recent financings	—	—	—	—	2,918	3	—	—	6,600	—	—	—	—	(3,193)	3,410	—
Reclass of distributions payable to noncontrolling interest holder	—	—	—	—	—	—	—	—	—	—	—	—	—	(238)	(238)	—
Conversion of Preferred Series C to Class A common stock	—	—	—	—	44,041	44	—	—	205,715	—	—	—	—	(205,759)	—	—
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	(105)	—	(105)	—
Reclassification of realized gain upon transfer from available-for-sale debt security to equity interest	—	—	—	—	—	—	—	—	—	—	—	—	(13,694)	—	(13,694)	—
Preferred Series A.0 Unit Accounts guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,167)
Settlement of restricted stock units	—	—	—	—	5,422	5	—	—	(5)	—	—	—	—	—	—	—
Issuance of common shares to settle liability	—	—	—	—	456	1	—	—	1,249	—	—	—	—	—	1,250	—
Issuance of Series B-1 preferred stock in connection with recent financings	—	—	3,769	4	—	—	—	—	36,703	—	—	—	—	942	37,649	—
Adjustment to liability assumed at de-SPAC	—	—	—	—	—	—	—	—	500	—	—	—	—	—	500	—
Balance, September 30, 2023	—	$—	3,769	$4	242,884	$243	19,140	$19	$1,842,274	$(1,450,826)	$(20,038)	$(3,444)	$391	$563,636	$932,259	$251,052

See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (cont’d) (1)
(UNAUDITED)

	Series A preferred stock		Series B-1 preferred stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling interests	Total equity	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2022	—	$—	—	$—	180,178	$180	19,140	$19	$1,604,607	$—	$(3,444)	$(3,124)	$244,411	$1,842,649	$981,271
Net loss	—	—	—	—	—	—	—	—	(5,162)	—	—	—	(71,453)	(76,615)	2,728
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	2,737	—	—	—	—	2,737	—
Payment of employee payroll taxes on restricted equity units	—	—	—	—	—	—	—	—	(32)	—	—	—	—	(32)	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	(131)	(131)	—
Distributions payable to noncontrolling interest holder	—	—	—	—	—	—	—	—	—	—	—	—	(14)	(14)	—
Non-cash dividend to related party	—	—	—	—	—	—	—	—	37	—	—	—	—	37	—
Share-based awards to related party employees	—	—	—	—	—	—	—	—	(37)	—	—	—	—	(37)	—
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	9,505	—	9,505	—
Deemed dividend for BCG Preferred Series B.2 Unit Accounts preferred return	—	—	—	—	—	—	—	—	9,621	—	—	—	—	9,621	(9,621)
Preferred Series A.0 Unit Accounts guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,926)
Reclass of allocated income for FLP Subclass 3 to payable	—	—	—	—	—	—	—	—	—	—	—	—	(933)	(933)	—
Redemption of BCG Preferred Series B.2 Unit Accounts	—	—	—	—	—	—	—	—	(1,393)	—	—	—	—	(1,393)	—
Issuance of BCG Preferred Series B.2 Unit Accounts	—	—	—	—	—	—	—	—	20,100	—	—	—	—	20,100	—
Balance, September 30, 2022	—	$—	—	$—	180,178	$180	19,140	$19	$1,630,478	$—	$(3,444)	$6,381	$171,880	$1,805,494	$970,452
(1) Retroactively adjusted June 30, 2022 and three months ended September 30, 2022 for de-SPAC merger transaction as described in Note 4.

See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (cont’d) (1)
(UNAUDITED)
For the six months ended September 30, 2023 and 2022:

	Series A preferred stock		Series B-1 preferred stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 10)	Total equity	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2023	—	$—	—	$—	180,178	$180	19,140	$19	$1,579,545	$—	$—	$(3,444)	$9,900	$142,213	$1,728,413	$950,493
Net income (loss)	—	—	—	—	—	—	—	—	(36,432)	(1,450,826)	—	—	—	(58,748)	(1,546,006)	8,272
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	35,504	—	—	—	—	—	35,504	—
Payment of employee payroll taxes on restricted equity units	—	—	—	—	—	—	—	—	(116)	—	—	—	—	—	(116)	—
Issuance of common and preferred shares upon closing of de-SPAC transaction, net of issuance costs	2,749	3	—	—	7,972	8	—	—	(4,301)	—	—	—	—	—	(4,290)	—
Conversion of Series A preferred stock to Class A common stock	(2,749)	(3)	—	—	688	1	—	—	2	—	—	—	—	—	—	—
Issuance of shares in connection with recent financings	—	—	—	—	3,448	4	—	—	11,752	—	—	—	—	(3,060)	8,696	—
Reclass of distributions payable to noncontrolling interest holder	—	—	—	—	—	—	—	—	—	—	—	—	—	(567)	(567)	—
Issuance of shares to settle liability assumed at de-SPAC	—	—	—	—	275	—	—	—	2,745	—	—	—	—	—	2,745	—
Non-cash dividend to related party	—	—	—	—	—	—	—	—	(110)	—	—	—	—	—	(110)	—
Share-based awards to related party employees	—	—	—	—	—	—	—	—	110	—	—	—	—	—	110	—
Conversion of Class S Ordinary to Class A common stock	—	—	—	—	404	—	—	—	3,884	—	—	—	—	(3,884)	—	—
Conversion of Preferred Series C to Class A common stock	—	—	—	—	44,041	44	—	—	205,715	—	—	—	—	(205,759)	—	—
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	4,185	—	4,185	—
Reclassification of realized gain upon transfer from available-for-sale debt security to equity interest	—	—	—	—	—	—	—	—	—	—	—	—	(13,694)	—	(13,694)	—
Deemed dividend for BCG Preferred Series B.2 Unit Accounts preferred return	—	—	—	—	—	—	—	—	6,942	—	—	—	—	(6,942)	—	—
Preferred Series A.0 Unit Accounts guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,272)
Redemption of BCG Preferred Series B.2 Unit Accounts	—	—	—	—	—	—	—	—	(1,413)	—	—	—	—	—	(1,413)	—
Settlement of restricted stock units	—	—	—	—	5,422	5	—	—	(5)	—	—	—	—	—	—	—
Issuance of common shares to settle liability	—	—	—	—	456	1	—	—	1,249	—	—	—	—	—	1,250	—
Issuance of Series B-1 preferred stock in connection with recent financings	—	—	3,769	4	—	—	—	—	36,703	—	—	—	—	942	37,649	—
Stock receivable on prepaid forward purchase	—	—	—	—	—	—	—	—	—	—	(20,038)	—	—	—	(20,038)	—
Adjustment to liability assumed at de-SPAC	—	—	—	—	—	—	—	—	500	—	—	—	—	—	500	—
Reclass of BCH Preferred A.1 from temporary to permanent equity	—	—	—	—	—	—	—	—	—	—	—	—	—	699,441	699,441	(699,441)
Balance, September 30, 2023	—	$—	3,769	$4	242,884	$243	19,140	$19	$1,842,274	$(1,450,826)	$(20,038)	$(3,444)	$391	$563,636	$932,259	$251,052
(1) Retroactively adjusted March 31, 2023 for de-SPAC merger transaction as described in Note 4.
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (cont’d) (1)
(UNAUDITED)

	Series A preferred stock		Series B-1 preferred stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling interests	Total equity	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2022	—	$—	—	$—	180,178	$180	19,140	$19	$1,634,019	$—	$(3,444)	$(1,326)	$277,888	$1,907,336	$992,238
Net loss	—	—	—	—	—	—	—	—	(59,131)	—	—	—	(106,197)	(165,328)	5,093
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	6,244	—	—	—	—	6,244	—
Payment of employee payroll taxes on restricted equity units	—	—	—	—	—	—	—	—	(105)	—	—	—	(919)	(1,024)	—
Noncash issuance of noncontrolling interest	—	—	—	—	—	—	—	—	11,674	—	—	—	299	11,973	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	(131)	(131)	—
Distributions payable to noncontrolling interest holder	—	—	—	—	—	—	—	—	—	—	—	—	(557)	(557)	—
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	2,430	2,430	—
Non-cash dividend to related party	—	—	—	—	—	—	—	—	37	—	—	—	—	37	—
Share-based awards to related party employees	—	—	—	—	—	—	—	—	(37)	—	—	—	—	(37)	—
Deemed dividend upon issuance for GAAP to tax basis true-up	—	—	—	—	—	—	—	—	314	—	—	—	—	314	(314)
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	7,707	—	7,707	—
Deemed dividend for BCG Preferred Series B.2 Unit Accounts preferred return	—	—	—	—	—	—	—	—	18,771	—	—	—	—	18,771	(18,771)
Preferred Series A.0 Unit Accounts guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,794)
Reclass of allocated income for FLP Subclass 3 to payable	—	—	—	—	—	—	—	—	—	—	—	—	(933)	(933)	—
Equity issuance costs	—	—	—	—	—	—	—	—	(15)	—	—	—	—	(15)	—
Redemption of BCG Preferred Series B.2 Unit Accounts	—	—	—	—	—	—	—	—	(1,393)	—	—	—	—	(1,393)	—
Issuance of BCG Preferred Series B.2 Unit Accounts	—	—	—	—	—	—	—	—	20,100	—	—	—	—	20,100	—
Balance, September 30, 2022	—	$—	—	$—	180,178	$180	19,140	$19	$1,630,478	$—	$(3,444)	$6,381	$171,880	$1,805,494	$970,452
(1) Retroactively adjusted March 31, 2022 and the six months ended September 30, 2022 for de-SPAC merger transaction as described in Note 4.
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
(Dollars in thousands)	2023	2022

Cash flows from operating activities:
Net loss	$(1,537,734)	$(160,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,922	1,649
Net amortization of debt premium and discount (related party of $(1,835) and $(3,063))	(1,355)	(2,542)
Loss on impairment of goodwill	1,402,989	—
(Gain) loss on financial instruments, net (related party of $45,526 and $42,564)	46,236	33,058
Return on investments in alternative assets held by Customer ExAlt Trusts	—	2,000
Investment (income) loss, net	(487)	42,216
Non cash interest expense (related party of $4,763 and $248)	10,272	5,528
Non cash interest income	(220)	(167)
Non cash share-based compensation	35,504	6,244
Provision for credit losses	—	18,781
Provision for deferred taxes	—	1,284
Write-off of deferred financing costs for equity	—	1,258
Changes in assets and liabilities:
Changes in other assets	(987)	(11,603)
Changes in accounts payable and accrued expenses	16,591	2,216
Changes in other liabilities and deferred revenue	(87)	(75)
Net cash used in operating activities	(27,356)	(60,388)
Cash flows from investing activities:
Return of investments in alternative assets held by Customer ExAlt Trusts	26,256	27,455
Purchase of investments in alternative assets held by Customer ExAlt Trusts	(529)	—
Purchase of premises and equipment	(955)	(833)
Proceeds from sale of put options by Ben	968	—
Purchase of put options by Ben	—	(7,451)
Net cash provided by investing activities	25,740	19,171
Cash flows from financing activities:
Payments on Customer ExAlt Trust loan payable	(5,556)	(6,112)
Redemption of Preferred Series B Subclass 2 Unit Accounts	(1,413)	(1,393)
Redemption of Preferred Series A Subclass 1 Unit Accounts	—	(3,793)
Payment of deferred financing costs for equity	(3,153)	—
Distribution to noncontrolling interest	—	(131)
Payment of employee income taxes on restricted equity units	(116)	(1,024)
Proceeds from de-SPAC merger	24,761	—
Payment for prepaid forward purchase agreement	(20,038)	—
Payments on debt due to related parties	—	(750)
Net cash used in financing activities	(5,515)	(13,203)
Net decrease in cash, cash equivalents, and restricted cash	(7,131)	(54,420)
Cash, cash equivalents, and restricted cash at beginning of period	9,545	76,105
Cash, cash equivalents, and restricted cash at end of period	$2,414	$21,685
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
On June 6, 2023, the Company converted from a Delaware limited partnership to a Nevada corporation and changed its corporate name from “The Beneficient Company Group, L.P.” (“BCG”) to “Beneficient” (the “Conversion”). On June 6, 2023, following the BCG Recapitalization and the Conversion, the Company, as the sole member of Beneficient Company Group, L.L.C. (“Ben LLC”), adopted the First Amended and Restated Limited Liability Company Agreement of Ben LLC (the “Ben LLC A&R LLCA”). The Ben LLC A&R LLCA establishes managing member interests and non-managing members interests, referred to as the Class A Units of Ben LLC. Beneficient is designated as the sole managing member. In addition, certain additional amendments were made that principally focused on the management of Ben LLC by the managing member. After the adoption of the Ben LLC A&R LLCA, Beneficient contributed to Ben LLC all of the BCH limited partnership interests and general partnership interests held by Beneficient (the “Contribution”), and Ben LLC became the general partner of BCH and the holder of 100% of the outstanding Class A Units of BCH.
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
BCH is a Delaware limited partnership formed on July 1, 2010. BCH is primarily a holding company that directly or indirectly receives all active and passive income of the Company and allocates that income among the partnership interests issued by BCH. As of September 30, 2023, BCH has issued and outstanding general partnership Subclass 1 Class A Units (“BCH Class A Units”), Class S Ordinary Units, Class S Preferred Units, FLP Unit Accounts (Subclass 1, Subclass 2, and Subclass 3), Preferred Series A Subclass 0 Unit Accounts (“BCH Preferred A.0”), and Preferred Series A Subclass 1 Unit Accounts (“BCH Preferred A.1”).
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
Liquidity and Going Concern
As of September 30, 2023, we had unrestricted cash and cash equivalents of $2.4 million. We generated net losses totaling $381.8 million and $73.9 million for the three months ended September 30, 2023 and 2022, respectively. For the six months ended September 30, 2023 and 2022, we generated net losses totaling $1.5 billion and $160.2 million, respectively. As of October 31, 2023, we had unrestricted cash and cash equivalents of approximately $17.4 million. All of these conditions raised substantial doubt about the Company’s ability to continue as a going concern; however, based on management’s plan, as described below, such substantial doubt has been alleviated.
We expect to satisfy our obligations and fund our operations through anticipated operating cash flows, proceeds on ExAlt Loan payments and fee income derived from distributions on investments held by the Customer ExAlt Trusts or other investments held by Ben, potentially refinancing some or all of the existing borrowings due prior to their maturity, with either our current lender or other lenders, and through the implementation of measures designed to reduce corporate overhead, including through the use of furloughs, potential workforce reductions and other expense reductions. We also intend to raise capital through equity or debt investments by third parties. On June 27, 2023, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $250.0 million of shares of the Company’s common stock. As more fully described in Note 19, on October 19, 2023, we entered into a three-year $25.0 million term loan with HH-BDH LLC, which was fully drawn upon closing and, the proceeds of which will be used to repay certain outstanding obligations, fund product distribution, and provide additional working capital.
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
Operating Cost Reduction Plan
On July 11, 2023, the Board approved certain measures to reduce the operating expenses of the Company with a view toward focusing resources on areas of current business needs. As part of this plan, we commenced the furlough of approximately 30 employees, representing approximately 20% of our workforce as of July 11, 2023. We also intend to reduce spending with third-party vendors in certain parts of our business as part of the plan to reduce operating expenses.
Effective November 3, 2023, the Board approved additional measures to reduce the operating expenses of the Company, including the termination of the previously furloughed employees and the layoff of an additional 15 employees, representing approximately an additional 10% of our workforce as of November 3, 2023. We also intend to continue to reduce spending with third-party vendors in certain parts of our business as part of the plan to further reduce operating expenses.
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
Initial Recapitalization and Common Unit Conversion
On June 6, 2023, immediately prior to the Conversion, the BCG Recapitalization was as follows: (i) the limited partnership agreement of BCG was amended to create the BCG Class B Common Units, and the existing common units were renamed the “BCG Class A Common Units”; and (ii) certain holders of the BCH Preferred A.1 entered into BCG Conversion and Exchange Agreements with BCG and BCH, pursuant to which they converted certain BCH Preferred A.1 to Class S Ordinary Units, which were then contributed to BCG in exchange for BCG Class A Common Units.
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
Significant accounting policies are detailed in Note 2 to the consolidated financial statements included in the Company’s Annual Report. Other than new policies related to the adoption of ASU 2016-13 as described in Note 3 and those below, there are no new or revised significant accounting policies as of September 30, 2023.
Warrant Liability
The Company accounts for the warrants assumed in the Transaction (as described in Note 4), in accordance with the guidance contained in ASC 815, Derivatives and Hedging, whereby under that provision these warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies these warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period using quoted market prices. This liability is re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s consolidated statements of comprehensive income (loss). Such warrant classification is also subject to re-evaluation at each reporting period.

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
Prior to the restructuring that resulted in Beneficient becoming a corporation, Beneficient was taxed a Delaware Limited Partnership. In the event the subsequent entity, Beneficient a corporation, is audited by the taxing authority and assessed additional amounts due to the underpayment of tax in previous tax years, management intends to make the push-out election allowed by the U.S. Treasury Department. That election allows Beneficient to notify its partners of their share of imputed underpayment amounts for inclusion in their current tax returns.
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
Instead, the interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts, which are eliminated in the presentation of our consolidated financial statements, directly impact the net income (loss) attributable to Ben’s and BCH’s equity holders. Our Ben Liquidity and Ben Custody business segments, which relate to our current operating subsidiaries, are owned by the Company’s equity holders (including those of BCH), and recognize revenue through (i) interest income on ExAlt Loans made to the Customer ExAlt Trusts in connection with our liquidity transactions for Customers with interest rates between 5.0% and 14.0% per annum charged against the outstanding principal balance of the ExAlt Loan, (ii) fee income billed at closing, but recognized as revenue ratably over the expected life of the alternative asset, for each liquidity transaction with Customers for services including access to and use of the AltAccess Platform, transfer of the alternative assets, and delivery of the consideration to the client, with fee rates of 7.0% of the sum of the NAV and remaining unfunded commitment of the transacted alternative asset, and (iii) recurring fee income recognized each period for providing services including trustee, custody, and trust administration of the Customer ExAlt Trusts while they hold investments, with fee rates of 2.8% per annum of the sum of the NAV and remaining unfunded commitment of the alternative assets held. Ben Liquidity and Ben Custody revenue recognized for the three and six months ended September 30, 2023 and 2022 is as follows:
a.Ben Liquidity recognized $13.0 million and $10.9 million, in interest income during the three months ended September 30, 2023 and 2022, respectively. For the six months ended September 30, 2023 and 2022, Ben Liquidity recognized interest income of $25.0 million and $25.2 million, respectively.
b.Ben Custody recognized $6.5 million and $7.8 million, in trust services and administration revenues during the three months ended September 30, 2023 and 2022, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods. For the six months ended September 30, 2023 and 2022, Ben Custody recognized trust services and administration revenues of $13.1 million and $15.0 million, respectively.
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

(in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Operating income (loss)
Ben Liquidity	$(272,091)	$24,211	$(1,175,119)	$(8,640)
Ben Custody	(80,847)	6,274	(270,844)	12,437
Corporate & Other	(25,234)	(29,749)	(74,313)	(58,505)
Less: Income tax expense	—	887	—	1,284
Less: Net (income) loss attributable to noncontrolling interests - Ben	10,604	(192)	41,290	7,344
Less: Net income attributable to noncontrolling interests - CT	—	(893)	—	(2,689)
Less: Noncontrolling interest guaranteed payment	(4,167)	(3,926)	(8,272)	(7,794)
Net loss attributable to common shareholders	$(371,735)	$(5,162)	$(1,487,258)	$(59,131)
Significant Accounting Policies - Impacting Allocation of Net Income (Loss) to Beneficient’s Equity Holders
As described above, certain income and expenses involving transactions between Ben and the Customer ExAlt Trusts are eliminated in consolidation for financial reporting purposes; however, the income or expenses are important to determine the net income (loss) allocable to Ben’s and BCH’s equity holders. Significant accounting policies related to the significant income and expense items eliminated in our consolidated financial statements, but impacting the allocation of net income (loss) to Beneficient’s equity holders, are detailed in Note 3 to the consolidated financial statements included in the Company’s Annual Report. Other than new policies related to the adoption of ASU 2016-13 as described below, there are no new or revised significant accounting policies as of September 30, 2023.
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
Management estimates the allowance using relevant available information from internal and external sources related to past events, current conditions, and reasonable and supportable economic forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Ben currently does not have adequate historical loss data to provide a basis for the long-term loss information associated with its loans. As such, Ben uses alternative, long-term historical average credit loss data from Preqin, a widely accepted commercial private equity database, in establishing the loss history as a proxy.
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
Prior to the adoption of ASU 2016-13, management’s determination of the allowance was based upon an evaluation of the loan portfolio, impaired loans, economic conditions, volume, growth and composition of the collateral to the loan portfolio, and other risks inherent in the portfolio. Currently, management individually reviews all ExAlt Loans due to the low volume and non-homogenous nature of the current portfolio. Management relies heavily on statistical analysis, current NAV and distribution performance of the underlying alternative asset and industry trends related to alternative asset investments to estimate losses. Management evaluates the adequacy of the allowance by reviewing relevant internal and external factors that affect credit quality. The cash flows generated from the alternative asset interests supporting the collateral are the sole source of repayment of the ExAlt Loans and related interest. Ben recognizes any charge-off in the period in which it is determined, at which time impaired ExAlt Loans are written down to their estimated net present value.
For purposes of determining income allocations to Ben’s and BCH’s equity holders, interest income is adjusted for the ExAlt Loans’ allowance for (release of) credit losses, which was approximately $60.5 million and $(17.1) million, for the three months ended September 30, 2023 and 2022, respectively. ExAlt Loans’ allowance for credit losses, was approximately $70.0 million and $26.0 million, for the six months ended September 30, 2023 and 2022, respectively.
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
Pursuant to the Forward Purchase Agreement, Purchaser agreed to purchase shares of Avalon Class A Common Stock (the “AVAC FPA Shares”) at a purchase price per share of $10.588 (for aggregate consideration of $25.0 million from unaffiliated third-parties). The AVAC FPA Shares were redeemed in connection with the Special Meeting and converted into shares of Class A Common Stock, par value $0.001 per share, of Beneficient (“Class A Common Stock”) and Series A Convertible Preferred Stock, par value $0.001 per share, of Beneficient (“Series A Preferred Stock”) upon consummation of the Business Combination. The Series A Preferred Stock converted in accordance with its terms to shares of Class A Common Stock, and Purchaser held an aggregate of 2,956,480 shares of Class A Common Stock following such conversion in respect of the AVAC FPA Shares (such shares of Class A Common Stock, the “FPA Shares”).
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
If by the 10th anniversary of the close of the Business Combination, Purchaser has received less than $5.0 million, in gross proceeds from, and Purchaser has used good faith efforts to sell, the Purchased Shares, Beneficient has agreed to cause BCH to issue Purchaser an amount of BCH Preferred A-0 Units (or such other senior most preferred security of Beneficient) as consideration for any shortfall amounts less than $5.0 million from the sale of the Purchased Shares. Purchaser has agreed for the first six months following the Business Combination not to sell any Purchased Shares below $5.00 per share or to sell more than 10% of the daily trading volume of the Class A Common Stock if the volume weighted average price of the Class A Common Stock is between $5.00 and $8.00 for any such trading day.

Upon the sales of the Prepaid Forward Shares, the Purchaser will remit $10.588 per share, or such lesser price per share designated by the Company (“Designated Price”) by written notice setting forth the Designated Price and the number Prepaid Forward Shares that may be sold at such price (“Designated Price Notice”) delivered to Purchaser prior to any such sales, to the Company. On June 8, 2025 (“Maturity Date”), any Prepaid Forward Shares not sold by the Purchaser will be returned to the Company and any remaining amounts in respect of the Prepaid Forward Shares will be retained by the Purchaser, less any amounts still owed to the Company from sales effected prior to the Maturity Date. The Forward Purchase Agreement permits the Company, in its sole discretion, to lower the Designated Price to a per share amount lower than $10.588 in order to permit the Purchaser to effect additional sales of its Prepaid Forward Shares at a price lower than the prevailing trading price of the Company’s Class A common stock in exchange for the remitting of a portion of the proceeds of any such sales to the Company. The Prepaid Forward Shares include an embedded put option, which is accounted for separately and classified as a liability in the other liabilities line item of the consolidated statements of financial condition. The Prepaid Forward Shares are measured at fair value each reporting period with the change in fair value recognized in the gain (loss) on financial instruments, net line item of the consolidated statements of comprehensive income (loss).
Prior to June 30, 2023, the Purchaser received $5.0 million in gross proceeds from the sale of a portion of the Purchased Shares. No sales of any of the Prepaid Forward Shares have occurred as of September 30, 2023. To the Company’s knowledge, all shares purchased by the Purchaser in connection with the FPA were from unaffiliated third-parties.
Recapitalization of BCG
On June 6, 2023, immediately prior to the Conversion, the BCG Recapitalization occurred as follows: (i) the limited partnership agreement of BCG was amended to create the BCG Class B Common Units, and the existing common units were renamed the “BCG Class A Common Units”, and (ii) certain holders of the BCH Preferred A.1 entered into BCG Conversion and Exchange Agreements with BCG and BCH, pursuant to which they converted certain BCH Preferred A.1 to Class S Ordinary Units, which were then contributed to BCG in exchange for BCG Class A Common Units.
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
Immediately after the Business Combination, 188,674,282 shares of Class A common stock were issued and outstanding, 19,140,451 shares of Class B common stock were issued and outstanding, 2,796,864 shares of Beneficient Series A preferred stock were issued and outstanding and 23,757,500 Warrants were issued and outstanding. Because the Series A preferred stock is not expected to be publicly listed, the Beneficient Series A preferred stock terms provide that upon its issuance, each share of Series A preferred stock will automatically convert into one-quarter of a share of Class A common stock of Beneficient, or an aggregate of 687,588 additional shares of Class A common stock. Following such conversion, there are 189,379,498 shares of Class A common stock of Beneficient outstanding following the Business Combination.
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
The Private Warrants, which became transferable, assignable and salable on July 7, 2023 (i.e., 30 days after the Closing), are currently held by the Avalon Sponsor, and are generally identical to the Public Warrants, except they cannot be redeemed by Ben so long as they are held by the Avalon Sponsor or its permitted transferees. An Avalon Sponsor, or its permitted transferees, has the option to exercise the Private Warrants on a cashless basis and have certain registration rights. If the Private Warrants are held by holders other than the Avalon Sponsor or its permitted transferees, the Private Warrants will become redeemable by Ben in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.
As of September 30, 2023, there were 24,699,725 Warrants outstanding with a fair value of $1.0 million, as reflected in the derivative warrants line item on the consolidated statements of financial condition. During the three and six months ended September 30, 2023, gains of $0.2 million and $1.7 million, respectively, were recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
5.    Investments, at Fair Value
Investments held by Ben or held by the Customer ExAlt Trusts are comprised of investments in alternative assets, public debt and equity securities, other equity securities (principally of a related party) and put options. The composition of investments recorded at fair value by holder is included in the table below (in thousands):

	September 30, 2023		March 31, 2023
	Ben	Customer ExAlt Trusts	Ben	Customer ExAlt Trusts
Alternative assets	$—	$363,332	$—	$385,851
Public equity securities and option	—	4,399	4,742	8,087
Debt securities available-for-sale	—	3,077	620	76,278
Other equity securities and interests	223	86,740	—	21,643
Total investments, at fair value	$223	$457,548	$5,362	$491,859
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
The underlying interests in alternative assets are primarily limited partnership interests. The transfer of the investments in private equity funds generally requires the consent of the corresponding private equity fund manager, and the transfer of certain fund investments is subject to rights of first refusal or other preemptive rights, potentially further limiting the ExAlt PlanTM from transferring an investment in a private equity fund. The majority (98 percent) of the investments are not subject to redemption with the funds. Distributions from funds are received as the underlying investments are liquidated. Timing of liquidation is currently unknown.
Portfolio Information
Our portfolio of alternative asset investments, held by certain of the Customer ExAlt Trusts by asset class of each fund as of September 30, 2023 and March 31, 2023, is summarized below (in thousands):

	Alternative Investments Portfolio Summary
	September 30, 2023		March 31, 2023
Asset Class	Carrying Value	Unfunded Commitments	Carrying Value	Unfunded Commitments
Venture Capital	$160,738	$2,860	$165,933	$2,810
Private Equity	142,378	45,657	145,073	47,218
Natural Resources	27,829	4,556	27,756	5,240
Hedge Funds(1)	13,954	337	24,935	337
Private Real Estate	10,394	4,325	10,391	4,800
Other(2)	8,039	510	11,763	730
Total	$363,332	$58,245	$385,851	$61,135
Certain prior year items have been reclassified to conform with current year presentation.
(1) As of September 30, 2023, $5.9 million of the investments in this asset class are currently redeemable with no restrictions apart from the notice period. The redemption frequency ranges from weekly to quarterly and the redemption notice period ranges from 2 to 90 days.
(2) “Other” includes earnouts, escrow, net other assets, private debt strategies and infrastructure.
As of September 30, 2023, the Customer ExAlt Trusts collectively had exposure to 247 professionally managed alternative asset investment funds, comprised of 896 underlying investments, 92 percent of which are investments in private companies.
Public Equity Securities
Investment in public equity securities primarily represents ownership by both Ben and certain of the Customer ExAlt Trusts in public companies. These investments are carried at fair value, which is determined using quoted market prices. Any realized gains and losses are recorded on a trade-date basis. Realized and unrealized gains and losses are recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). As of September 30, 2023 and March 31, 2023, the fair value of investments in public equity securities was $4.4 million and $8.8 million, respectively. The balance as of March 31, 2023 included an investment in GWG Holdings’ common stock held by Ben and the Customer ExAlt Trusts of $3.7 million. On August 1, 2023, GWG Holdings’ plan of reorganization was declared effective and the Company’s investment was transferred to equity interests in the GWG Wind Down Trust. The interests in the GWG Wind Down Trust is reflected as an investment in other equity securities. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
Put Options
On April 1, 2022, Ben, through CT Risk Management, L.L.C., made aggregate payments of $5.0 million to purchase additional put options in the S&P 500 Index with an aggregate notional amount of $141.3 million. Half of the notional expires in April 2024, while the other half expires in April 2025. On April 27, 2022, CT Risk Management, L.L.C. sold an equity interest for $2.4 million to the third-party involved in a participation loan transaction described in Note 7 and utilized the proceeds to purchase additional put options similar to the put options purchased on April 1, 2022. These put options were sold in September 2023 for $1.0 million, resulting in a recognized loss of $0.7 million.
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
As of September 30, 2023 and March 31, 2023, the fair value of the options was nil and $4.0 million, respectively. For the three months ended September 30, 2023 and 2022, Ben has recognized losses of $0.7 million and gains of $1.0 million, respectively, on the put options, of which approximately $0.3 million and $0.7 million, respectively, is attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction. For the six months ended September 30, 2023 and 2022, Ben has recognized losses of $3.0 million and gains of $2.7 million, respectively, on the put options, of which approximately $2.0 million and $2.0 million, respectively, is attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
Debt Securities Available-for-Sale
As of September 30, 2023, investments in debt securities represent ownership in privately held debt securities. Investments in debt securities are classified and accounted for as available-for-sale, with unrealized gains and losses presented as a separate component of equity under the accumulated other comprehensive income (loss) line item.
Prior to August 1, 2023, investments in debt securities also included ownership in corporate debt securities, specifically, L Bonds of GWG Holdings (“L Bonds”) held by certain of the Customer ExAlt Trusts. The L Bonds had a maturity date of August 8, 2023. However, upon the effectiveness of GWG Holdings’ plan of reorganization on August 1, 2023, the investments in L Bonds converted to equity interests in the GWG Wind Down Trust, which are reflected in “other equity securities and interests”.
The amortized cost, estimated fair value, and unrealized gains and losses on investments in debt securities classified as available-for-sale as of September 30, 2023 and March 31, 2023 are summarized as follows:

	September 30, 2023
(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Other debt securities	$2,685	$1,452	$(1,060)	$3,077
Total available-for-sale debt securities	$2,685	$1,452	$(1,060)	$3,077

	March 31, 2023
(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities (L Bonds)	$64,313	$17,433	$(7,924)	$73,822
Other debt securities	2,685	1,347	(956)	3,076
Total available-for-sale debt securities	$66,998	$18,780	$(8,880)	$76,898
The table below indicates the length of time individual debt securities have been in a continuous loss position as of September 30, 2023 and March 31, 2023:

	September 30, 2023		March 31, 2023
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities (L Bonds):
Twelve months or longer	$—	$—	$73,822	$7,924
Other debt securities:
Less than twelve months	—	—	2,078	956
Twelve months or longer	2,079	1,060	—	—
Total available-for-sale debt securities with unrealized losses	$2,079	$1,060	$75,900	$8,880
The noncredit-related portion of the net unrealized losses of $0.1 million and gains of $4.2 million for the three and six months ended September 30, 2023, respectively, was recognized as a component of accumulated other comprehensive income (loss). The noncredit-related portion of the net unrealized gains of $9.5 million and $7.7 million for the three and six months ended September 30, 2022, respectively, was recognized as a component of accumulated other comprehensive income (loss). Unrealized net gains of $13.7 million related to the Company’s previously classified available-for-sale debt securities were reclassified from accumulated other comprehensive income and recognized within the gain (loss) on financial instructions, net line item of the consolidated statements of comprehensive income(loss) during the three and six months ended September 30, 2023, respectively.

During the three and six months ended September 30, 2023, the Company determined there was no credit-related loss on its investment in debt securities available-for-sale. During the three and six months ended September 30, 2022, the Company determined there was other than temporary impairment of nil and $12.6 million, respectively, on its debt securities available-for-sale, which is recorded in the provision for credit losses on the consolidated statements of comprehensive income (loss). The Company determined these losses were other-than-temporary as it does not expect to recover the entire amortized cost basis of the security.
The following table is a rollforward of credit-related losses recognized in earnings for the periods presented below:

(Dollars in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$31,290	$31,277	$31,290	$18,669
Increase in amounts previously recognized	—	13	—	12,621
Balance, end of period	$31,290	$31,290	$31,290	$31,290
The contractual maturities of available-for-sale debt securities as of September 30, 2023 and March 31, 2023 are as follows:

	September 30, 2023		March 31, 2023
(Dollars in thousands)	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Due in one year or less	$1,687	$2,079	$66,000	$75,900
No fixed maturity	998	998	998	998
	$2,685	$3,077	$66,998	$76,898
Other Equity Securities and Interests
Ben and certain of the Customer ExAlt Trusts hold investments in equity securities of private companies with a readily determinable fair value, namely the GWG Wind Down Trust. On August 1, 2023, GWG Holdings’ plan of reorganization was declared effective and our investments in its common stock and L Bonds (previously accounted for as public equity securities and available-for-sale debt securities, respectively) were then transferred to an investment in the GWG Holdings Wind Down Trust. The fair value of these equity interests was $22.5 million and $17.4 million as of September 30, 2023 and August 1, 2023, respectively. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
Additionally, certain of the Customer ExAlt Trusts hold investments in equity securities that do not have a readily determinable fair value. These equity securities are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The value of these equity securities was $64.5 million and $21.6 million as of September 30, 2023 and March 31, 2023, respectively. The increase in value is primarily due to new investments held as of September 30, 2023 that were not held as of March 31, 2023. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein, which reflects any upward or downward adjustments to these equity securities for the periods presented herein. There were no impairments to these equity securities during the three and six months ended September 30, 2023 and 2022.
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
As of September 30, 2023 and March 31, 2023, the fair value of these investments using the NAV per share practical expedient was $363.3 million and $385.9 million, respectively. During the three months ended September 30, 2023 and 2022, a nominal loss and $17.1 million loss, respectively, were recognized from changes in NAV, which are recorded within the investment income (loss), net, line item of our consolidated statements of comprehensive income (loss). During the six months ended September 30, 2023 and 2022, a $0.5 million gain and $42.2 million loss, respectively, was recognized from changes in NAV, which is recorded within the investment income (loss), net, line item of our consolidated statements of comprehensive income (loss).
Financial instruments on a recurring basis
The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, on September 30, 2023 and March 31, 2023 are presented below.

	As of September 30, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Public equity securities	$4,399	$—	$—	$4,399
Other equity interests	—	22,489	—	22,489
Debt securities available-for-sale, other	—	998	2,079	3,077
Liabilities:
Warrant liability	956	—	—	956
Prepaid forward liability	73	—	—	73
Derivative liability	—	—	1,932	1,932

	As of March 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Public equity securities	$8,837	$—	$—	$8,837
Put options	3,991	—	—	3,991
Debt securities available-for-sale
Corporate debt securities (L Bonds)	—	73,822	—	73,822
Other debt securities	—	998	2,078	3,076
Liabilities:
Derivative liability	—	—	3,513	3,513

A reconciliation of gain (loss) on financial instruments, net for each of the periods presented herein is included in the tables below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Public equity securities:
Related party equity securities	$(136)	$(27,759)	$(3,702)	$(42,564)
Other public equity securities	(516)	505	(736)	(9)
Put options	(695)	980	(3,023)	2,744
Warrant liability	214	—	1,699	—
Prepaid forward liability	19	—	(73)	—
Derivative liability	163	5,278	1,581	3,803
Other equity securities and interests
Related party, with a readily determinable fair value(1)	(41,824)	—	(41,824)	—
Other, without a readily determinable fair value	—	(41)	(158)	2,968
Gain (loss) on financial instruments, net	$(42,775)	$(21,037)	$(46,236)	$(33,058)
(1) Includes realized net gains of $13.7 million related to the Company’s previously classified available-for-sale debt securities upon reclassification from accumulated other comprehensive income during the three and six months ended September 30, 2023.
The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:
Investment in other equity securities with a readily determinable fair value
As of September 30, 2023, the fair value of these equity securities is calculated using quoted prices for similar instruments observed in the fixed income market and is classified as a Level 2 investment in the fair value hierarchy.
Investment in debt securities available-for-sale
Corporate debt securities. As of March 31, 2023, the fair value of these debt securities is calculated using quoted spreads for similar instruments observed in the fixed income market and is classified as a Level 2 investment in the fair value hierarchy.
Other debt securities. The fair value of these debt securities is calculated using the market approach adjusted for the recoverability of the security. The following table provides quantitative information about the significant unobservable inputs used in the fair value measure of the Level 3 other debt securities (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range	Weighted Average
September 30, 2023	$2,079	Market Approach	Enterprise value-to-revenue multiple	0.2x - 18.9x	1.83x
March 31, 2023	$2,078	Market Approach	Enterprise value-to-revenue multiple	0.2x - 18.9x	1.74x
The following table reconciles the beginning and ending fair value of our Level 3 other debt securities:

(Dollars in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$2,183	$2,948	$2,078	$3,000
Gains (losses) recognized in accumulated other comprehensive income (loss)(1)	(104)	(480)	1	(532)
Ending balance	$2,079	$2,468	$2,079	$2,468
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
The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Level 3 derivative liability at inception and period end (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Targets
September 30, 2023	$1,932	Discounted cash flow	Alternative asset beta to equity markets	0.42 - 1.67
			Alternative asset market discount rate	0.13
			Distribution rate	0.03 - 0.06
			Equity market risk premiums	0.07
			Net asset value volatilities	0.07 - 0.24
			Enhanced return discount rate	0.12
March 31, 2023	$3,513	Discounted cash flow	Alternative asset beta to equity markets	0.42 - 1.67
			Alternative asset market discount rate	0.10
			Distribution rate	0.03 - 0.06
			Equity market risk premiums	0.07
			Net asset value volatilities	0.09 - 0.84
			Enhanced return discount rate	0.12
The following table reconciles the beginning and ending fair value of our Level 3 derivative liability:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$2,095	$9,583	$3,513	$8,108
(Gains) losses recognized in earnings(1)	(163)	(5,278)	(1,581)	(3,803)
Ending balance	$1,932	$4,305	$1,932	$4,305
(1) Recorded in (Gain) loss on financial instruments, net.
There have been no transfers between levels for any assets or liabilities recorded at fair value on a recurring basis or any changes in the valuation techniques used for measuring the fair value as of September 30, 2023 and March 31, 2023, respectively.
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
The value of these equity securities was $64.5 million and $21.6 million as of September 30, 2023 and March 31, 2023, respectively. Additionally, as of September 30, 2023, one security has cumulative upward adjustments of $10.8 million based upon observable price changes, including a recent equity offering and stock to stock transactions. During the three and six months ended September 30, 2022, the security received an upward adjustment of nil and $3.3 million, respectively. No such adjustments were made during the three and six months ended September 30, 2023.

Goodwill
During the first and second fiscal quarters of 2024, primarily as a result of a significant, sustained decline in our Class A common stock price and the Company’s related market capitalization, we concluded that it was more likely than not that the fair value of our reporting units was below their carrying amount and resulted in us performing an interim impairment assessment. As a result, we wrote the carrying value of the Ben Liquidity and Ben Custody reporting units down to their estimated fair value and recognized a non-cash goodwill impairment charge of $1.1 billion and $306.7 million during the three months ended June 30, 2023, and September 30, 2023, respectively, which is reflected in loss on impairment of goodwill in the consolidated statements of comprehensive income (loss). Prior to the goodwill impairment recorded during the first quarter of 2024, the Company has not previously recorded any impairments of goodwill. As such, the cumulative impairment loss as of September 30, 2023, is $1.4 billion.
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
The discount rates used for each reporting unit in the September 30, 2023 impairment analysis ranged from 25.3% to 26.2%, and the Company applied a terminal year long-term growth rate of 3.0% for each reporting unit. Subsequent to the impairment, there was no excess of reporting unit fair value over carrying value for Ben Liquidity or Ben Custody as of September 30, 2023. One reporting unit (Ben Markets) had a negative carrying amount of net assets as of June 30, 2023 and September 30, 2023, and goodwill of approximately $9.9 million.
The change in goodwill at each reporting unit was as follows:

	March 31, 2023	Impairment	September 30, 2023
Ben Liquidity	$1,725,880	$(1,121,212)	$604,668
Ben Custody	594,219	(281,777)	312,442
Ben Insurance	37,942	—	37,942
Ben Markets	9,885	—	9,885
Total Goodwill	$2,367,926	$(1,402,989)	$964,937
There were no other assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2023 and March 31, 2023.
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

The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value as of September 30, 2023 and March 31, 2023, were as noted in the table below:

	As of September 30, 2023
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$2,394	$2,394
Restricted cash	1	20	20
Financial liabilities:
Customer ExAlt Trusts loan payable, net	2	48,660	54,058
Debt due to related parties	2	102,141	96,099
Accounts payable and accrued expenses	1	104,958	104,958

	As of March 31, 2023
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$8,726	$8,726
Restricted cash	1	819	819
Financial liabilities:
Customer ExAlt Trusts loan payable, net	2	52,129	56,635
Debt due to related parties	2	99,314	96,465
Accounts payable and accrued expenses	1	65,724	65,724
7.    Customer ExAlt Trust Loan Payable
On March 24, 2022, Ben Liquidity transferred a $72.5 million ExAlt Loan to a third-party in return for $72.5 million of cash. The loan participation transaction resulted in a third party holding the transferred ExAlt Loan, which was previously eliminated in consolidation against the loan payable issued by a Customer ExAlt Trust for financial reporting purposes. Accordingly, the loan payable issued by the Customer ExAlt Trusts is no longer eliminated upon consolidation for financial reporting purposes and is reflected in the Customer ExAlt Trust loan payable line item on the consolidated statements of financial condition.
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
The Customer ExAlt Trust loan payable bears interest at 12% per annum. The loan agreement includes a contingent interest feature whereby additional interest could be owed up to a maximum rate of 21% under certain circumstances, dependent principally on the cash flows generated by the pro rata portion of the underlying collateral. As the contingent interest feature is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and is therefore bifurcated and recognized as a derivative liability with a resulting debt discount at inception. The fair value of the contingent interest derivative liability was $1.9 million and $3.5 million as of September 30, 2023 and March 31, 2023, respectively, and is recognized as a component of the Customer ExAlt Trust loan payable in the consolidated statements of financial condition. The related net gains of $0.2 million and $1.6 million is reflected in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss) for the three and six months ended September 30, 2023, respectively, compared to net gains of $5.3 million and $3.8 million for the same period of 2022, respectively. The amortization of the debt discount, which is reflected as a component of interest expense in the consolidated statements of comprehensive income (loss), was $0.2 million and $0.5 million for the three and six months ended September 30, 2023, respectively, compared to $0.1 million and $0.5 million for the same period of 2022, respectively.

As of September 30, 2023 and March 31, 2023, the outstanding principal, including interest paid-in-kind, was $51.8 million and $54.2 million, respectively. The balance reflected on the consolidated statements of financial condition as of September 30, 2023 and March 31, 2023, was $48.7 million and $52.1 million, respectively, which includes the fair value of the contingent interest derivative liability of $1.9 million and $3.5 million, respectively, and unamortized debt discount of $5.1 million and $5.6 million, respectively. The unamortized debt discount had a remaining amortization period of approximately 10.19 years and effective interest rate of 13.89% as of September 30, 2023.
8.    Debt Due to Related Parties
As of September 30, 2023 and March 31, 2023, the Company’s debt due to related parties consisted of the following:

(Dollars in thousands)	September 30, 2023	March 31, 2023
First Lien Credit Agreement	$22,401	$21,350
Second Lien Credit Agreement	76,900	73,291
Other borrowings	2,128	2,076
Unamortized debt premiums	712	2,597
Total debt due to related parties	$102,141	$99,314
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
On March 24, 2022, Ben executed Consents and Amendments No. 4 to the Second A&R Agreements with its lender, which, among other things, (i) deferred the payment of accrued and unpaid interest to March 24, 2022, (ii) evidenced the terms agreed to in the December 1, 2021 term sheet, (iii) extended the maturity date of the loans to August 31, 2023, and (iv) established revised installment payments for each loan of $5.0 million due on May 10, 2022, August 10, 2022, December 10, 2022, and March 10, 2023, so long as each payment does not cause the Company to incur a going concern, and (v) amended the occurrence of an event of default to require notice from HCLP on almost all potential defaults listed under the Second A&R Agreements. In addition, Ben agreed to pay fees totaling approximately 6.5% of the outstanding principal before giving effect to the amendments.
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
On July 12, 2023, BCH, entered into (a) that certain Amendment No. 7 to the First Lien Amendment, which amended the First Lien Credit Agreement, and (b) that certain Amendment No. 7 to Second Lien Amendment (together with the First Lien Amendment, the “Seventh Amendments”), which amended the Second Lien Credit Agreement, each among BCH, HCLP and the other parties thereto. Among other things, the Seventh Amendments (i) modified the interest rate to a fixed rate of 9.5% (ii) extended the maturity dates of the First Lien Amendment and the Second Lien Amendment to September 15, 2024 and September 15, 2027, respectively, and (iii) agreed to installment payments on the First Lien Amendment of $5.0 million on each of March 29th, June 28th, September 29th, and December 29th of each year for so long as the obligations remain outstanding, and so long as such payments do not cause a going concern. No payments will be made on the Second Lien Amendment until the obligations on the First Lien Amendment have been fully satisfied. Ben agreed to pay fees totaling approximately $0.1 million. During the three and six months ended September 30, 2023 and 2022, no deferred financing costs were paid to the lender. Through September 30, 2023, all required principal and interest payments due under the Second A&R Agreements have been paid.
In connection with the Second A&R Agreements, Beneficient Holdings, Inc. (“BHI”), which owns a majority of the Class S Ordinary Units, BCH Preferred A.1, and FLP Subclass 1 Unit Accounts issued by BCH, will grant certain tax-related concessions to the Lender as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5.0% of BHI’s BCH Preferred A.1, which will be held by the Lender, may convert to BCH Preferred A.0. In addition, recipients of a grant of BCH Preferred A.1 from BHI will have the right to put an amount of BCH Preferred A.1 to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred A.1 from BHI. No such liability existed as of September 30, 2023 and March 31, 2023.
The Second A&R Agreements and ancillary documents contain covenants that (i) prevent Ben from issuing any securities senior to the BCH Preferred A.0 or BCH Preferred A.1 Unit Accounts; (ii) prevent Ben from incurring additional debt or borrowings greater than $10.0 million, other than trade payables, while the loans are outstanding; and (iii) prevent, without the written consent of the lender, GWG Holdings from selling, transferring, or otherwise disposing of any BCH Preferred A.1 held as of May 15, 2020, other than to its subsidiary GWG DLP Funding V, LLC. As of September 30, 2023, the Company was in compliance with all covenants.
Maturities of principal on the debt due to related parties for the next five fiscal years ending March 31 are as follows:

(Dollars in thousands)	Debt Due to Related Parties
2024	$—
2025	24,529
2026	—
2027	—
2028	76,900
As more fully described in Note 19, on October 19, 2023, we entered into a three-year $25.0 million term loan with HH-BDH LLC, that accrues interest at adjusted daily simple secured overnight financing rate (“SOFR”) + 6.5% for the first two years and adjusted daily simple SOFR + 5.5% for the third year, and matures October 19, 2026.
9.    Share-based Compensation
As of September 30, 2023 and March 31, 2023, the Company has outstanding share-based awards under the Beneficient Management Partners, L.P. (“BMP”) Equity Incentive Plan, the Beneficient 2023 Long Term Incentive Plan (the “2023 Incentive Plan”), and BCH Preferred A.1 Unit Accounts, as more fully described below.
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
There were no BMP Equity Units granted during the six months ended September 30, 2023. The table below summarizes the key inputs used in the valuation of the BMP Equity Units granted during the six months ended September 30, 2022:

Range of Targets
Unobservable Inputs	Six Months Ended September 30, 2022
Expected term in years	4
Discount rate	32.1%
Discount for lack of marketability	23.1%
Long-term growth rate (after discrete projection period)	2.5%
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
During the third quarter of 2020, 515,000 units were granted to a senior partner director subject to a performance condition. The performance condition was met upon public listing in June 2023 and expense for vested units was recognized during the three months ended June 30, 2023. The recognition of the remaining compensation cost will be recognized over the remaining vesting period. Total recognized compensation cost related to these awards for the three and six months ended September 30, 2023 is approximately $0.3 million and $5.5 million, respectively. The originally granted units were increased at a rate of one-to-1.25 units, or by 128,750 units, upon public listing and effectiveness of the 2023 Incentive Plan. The remaining unrecognized compensation cost related to these awards is approximately $1.0 million as of September 30, 2023.
Effective April 1, 2022, Ben granted 513,533 REUs to employees and certain directors, which increased at a rate of one to 1.25 units, or by 128,383 units upon public listing and effectiveness of the 2023 Incentive Plan, of which, 65,238 have been forfeited. Effective October 1, 2022, 40,180 REUs were granted to employees, which increased at a rate of one to 1.25 units, or by 10,045 units upon public listing and effectiveness of the 2023 Incentive Plan, of which, 6,550 have been forfeited. The performance condition for these awards was met upon public listing in June 2023 and expense for vested units was recognized during the three months ended June 30, 2023. The recognition of the remaining compensation cost will be recognized over the remaining vesting period. Total recognized compensation cost related to these awards for the three and six months ended September 30, 2023 is approximately $3.1 million and $6.0 million, respectively. The remaining unrecognized compensation cost related to these awards is approximately $3.0 million as of September 30, 2023.
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
Commissions
Certain of our employees’ commission compensation is in the form of common stock. Such shares granted to employees are subject to service-based vesting conditions over a multi-year period from the recipient’s grant date. Awards granted through June 8, 2023 were also subject to a performance condition, which was met on June 8, 2023 when Ben became publicly listed. The Company recorded $0.3 million and $2.6 million of share-based compensation expense related to these awards during the three and six months ended September 30, 2023, respectively.
The following table summarizes the award activity, in units, for the BMP and Ben Equity Incentive Plans during the six months ended September 30, 2023:

	BMP		RSU
(units in thousands)	Units	Weighted Average Grant Date Fair Value per Unit	Units	Weighted Average Grant Date Fair Value per Unit
Balance, March 31, 2023	438	$10.04	1,749	$10.00
Granted during the period	—	—	4,060	2.73
Vested during the period	(147)	9.88	(3,060)	4.95
Forfeited during the period	—	—	(98)	4.18
Balance, September 30, 2023	291	$10.11	2,651	$4.91

The following table presents the components of share-based compensation expense, included in employee compensation and benefits, recognized in the consolidated statements of comprehensive income (loss) for the three and six months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Six Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
BMP equity units	$569	$1,198	$1,244	$2,700
Restricted stock units	7,318	1,253	16,041	2,686
Preferred equity	286	286	572	858
Other(1)	330	—	17,647	—
Total share-based compensation	$8,503	$2,737	$35,504	$6,244
(1) The year-to-date period includes $15.0 million of compensation recognized related to the BCG Recapitalization and $2.6 million recognized for equity based compensation issued to employees for Ben Liquidity transactions.
Unrecognized share-based compensation expense totaled $13.2 million as of September 30, 2023, which we expect to recognize based on scheduled vesting of awards outstanding at September 30, 2023. The following table presents the share-based compensation expense expected to be recognized over the next five fiscal years ending March 31 for awards outstanding as of September 30, 2023:

(dollars in thousands)	BMP	RSU	Preferred	Commissions	Total
Six months ending 2024	$831	$2,972	$286	$328	$4,417
2025	662	3,469	—	191	4,322
2026	242	2,521	—	60	2,823
2027	14	1,249	—	—	1,263
2028	—	355	—	—	355
Total	$1,749	$10,566	$286	$579	$13,180
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
Common Stock:
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

Standby Equity Purchase Agreement
On June 27, 2023, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), whereby the Company has the right, but not the obligation, to sell to Yorkville up to $250.0 million of its shares of the Company’s common stock at the Company’s request any time during the 36 months following the execution of the SEPA, subject to certain conditions. The Company expects to use the net proceeds received from this for working capital and general corporate purposes. The Company paid a structuring fee in cash and a commitment fee in an amount equal to $1.3 million by issuing 456,204 shares of Class A common stock in July 2023. There were no shares sold during the six months ended September 30, 2023.
Preferred Stock:
Under the terms of our articles of incorporation, our board of directors are authorized to issue up to 250 million shares of preferred stock in one or more series, and 50 million shares of preferred stock are designated as shares of Series A preferred stock pursuant to a certificate of designation.
Series A Preferred Stock
As of September 30, 2023 and March 31, 2023, there were no shares of Series A preferred stock issued and outstanding, respectively.
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
Series B-1 Preferred Stock:
As of September 30, 2023 and March 31, 2023, there were 3,768,995 and no shares of Series B-1 resettable convertible preferred stock, par value $0.001 per share (“Series B-1 preferred stock”), issued and outstanding, respectively. On October 3, 2023, 3,768,995 shares of Series B-1 preferred stock converted into 13,805,841 shares of Class A common stock at a price per share of approximately $2.73.
Maturity. Subject to the redemption and conversion rights described below, shares of Series B-1 preferred stock are perpetual securities.
Priority. Shares of Series B-1 preferred stock rank, with respect to dividend rights and/or distribution rights upon the liquidation, winding up or dissolution, as applicable, of Beneficient: (i) senior to shares of Common Stock; (ii) pari passu with Series A Preferred Stock; (iii) senior, pari passu or junior with respect to any other series of preferred stock, as set forth in the terms with respect to such preferred stock; and (iv) junior to all existing and future indebtedness of the Beneficient.
Voting. Holders of Series B-1 preferred stock are not entitled to vote on any matter, expect as required by law.

Dividends. Holders of Series B-1 preferred stock are entitled to receive ratably any dividends that our board of directors declares and pays on the Common Stock, on an as-converted basis, when paid to holders of Common Stock. Beneficient may, subject to customary restrictions, but is not required to, declare or pay any dividends solely on shares of Series B-1 preferred stock.
Liquidation or Dissolution. The initial liquidation preference of Series B-1 preferred stock is $10.00 per share, plus any declared but unpaid dividends (the “B-1 Liquidation Preference”). In the event of our liquidation, dissolution or winding up, holders of Series B-1 preferred stock are entitled to receive, per share of Series B-1 preferred stock, the B-1 Liquidation Preference amount such holder would have received had their shares of Series B-1 preferred stock converted into Class A common stock immediately prior to such liquidation event.
Conversion, Transferability and Exchange. In the event of specified extraordinary transactions, as a result of which shares of Class A common stock would be converted into, or exchanged for, stock, other securities or other property or assets (including cash or any combination thereof), each share of Series B-1 preferred stock outstanding immediately prior to such event will, without the consent of the holders of Series B-1 preferred stock, become convertible into the kind of stock, other securities or other property or assets that such holder would have been entitled to receive if such holder had converted its shares of Series B-1 preferred stock into shares of Class A common stock immediately prior to such event.
Optional Conversion. The conversion price at issuance was $5.46 (the “Conversion Price”). Each share of Series B-1 preferred stock is convertible at the option of the holder thereof into a number of shares of Class A common stock that is equal to $10.00 divided by Conversion Price then in effect as of the date of such notice (the “Conversion Rate”). The Conversion Price shall be subject to reset on each date that is 30, 60, 90, 120 and 180 calendar days following the date of issuance of the Series B-1 preferred stock, subject to adjustment.
Mandatory Conversion. Each outstanding share of Series B-1 preferred stock will automatically convert into a number of shares of Class A common stock (the “Mandatory Conversion”) at the Conversion Rate then in effect on the date that is the earliest to occur of: (a) 210 calendar days after the Original Issue Date, subject to certain conditions, (b) if the conditions of clause (a) are not met on the date that is 210 calendar days following the Original Issue Date, the first date thereafter on which any shares of Series B-1 preferred stock may be resold pursuant to Rule 144 under the Securities Act or the Resale Registration Statement has become effective and (c) the one year anniversary of the Original Issue Date. The Series B-1 preferred stock shall not convert into Class A common stock to the extent such conversion would cause a holder to exceed 9.99% (the “Beneficial Ownership Limitation”) of the number of shares of the Class A common stock outstanding immediately after giving effect to conversion.
Redeemable Noncontrolling Interests:
Preferred Series A Subclass 0 Unit Accounts
The BCH Preferred A.0 receives a quarterly guaranteed payment calculated as 6% of the BCH Preferred A.0’s initial capital account balance on an annual basis, or 1.50% per fiscal quarter. The Preferred A.0 does not receive any allocations of profits, except to recoup losses previously allocated. The guaranteed payment to BCH Preferred A.0 is not subject to available cash and has priority over all other distributions made by BCH. BCH and the holders of the BCH Preferred A.0 entered into an agreement to defer the guaranteed payment to November 15, 2024; provided that such a guaranteed payment may be made prior to November 15, 2024 if the Audit Committee of the Board of Directors, determines that making such payment, in part or in full, would not cause Ben to incur a going concern issue. The guaranteed payment accrual totaled $29.1 million and $20.9 million as of September 30, 2023 and March 31, 2023, respectively, and is included in the accounts payable and accrued expenses line item of the consolidated statements of financial condition.
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
The following tables present a rollforward of the noncontrolling interests for the three and six months ended September 30, 2023 and 2022:

	Noncontrolling Interests
(Dollars in thousands)	Trusts	Class S Ordinary	Class S Preferred	Preferred Series A.1	Preferred Series C	Class A of CT	Total Noncontrolling Interests
Balance, June 30, 2023	$(132,361)	$19,311	$856	$691,825	$205,759	$690	$786,080
Net loss	(3,591)	(9,614)	—	(570)	—	(421)	(14,196)
Reduction of noncontrolling interest in connection with recent financings	(3,272)	—	—	—	—	—	(3,272)
Issuance of noncontrolling interest in connection with recent financings	79	—	—	—	—	—	79
Reclass of distributions payable to noncontrolling interest holder	(238)	—	—	—	—	—	(238)
Conversion of Preferred Series C to Class A common stock	—	—	—	—	(205,759)	—	(205,759)
Issuance of Series B-1 preferred stock and noncontrolling interest in connection with recent financings	942	—	—	—	—	—	942
Balance, September 30, 2023	$(138,441)	$9,697	$856	$691,255	$—	$269	$563,636

	Noncontrolling Interests
(Dollars in thousands)	Trusts	Class S Ordinary	Class S Preferred	Preferred Series A.1	Preferred Series C	Class A of CT	Total Noncontrolling Interests
Balance, March 31, 2023	$(118,299)	$52,560	$856	$—	$205,759	$1,337	$142,213
Net income (loss)	(17,457)	(38,979)	—	(1,244)	—	(1,068)	(58,748)
Issuance of shares in connection with recent financings	133	—	—	—	—	—	133
Reclass of distributions payable to noncontrolling interest holder	(567)	—	—	—	—	—	(567)
Reduction of noncontrolling interest in connection with recent financings	(3,272)	—	—	—	—	—	(3,272)
Issuance of noncontrolling interest in connection with recent financings	79	—	—	—	—	—	79
Conversion of Class S Ordinary to Class A common stock	—	(3,884)	—	—	—	—	(3,884)
Conversion of Preferred Series C to Class A common stock	—	—	—	—	(205,759)	—	(205,759)
Deemed dividend for BCG Preferred Series B.2 Unit Accounts preferred return	—	—	—	(6,942)	—	—	(6,942)
Reclass of BCH Preferred A.1 from temporary to permanent equity	—	—	—	699,441	—	—	699,441
Issuance of Series B-1 preferred stock and noncontrolling interest in connection with recent financings	942	—	—	—	—	—	942
Balance, September 30, 2023	$(138,441)	$9,697	$856	$691,255	$—	$269	$563,636

	Noncontrolling Interests
(Dollars in thousands)	Trusts	Class S Ordinary	Class S Preferred	FLP	Preferred Series C	Class A of CT	Total Noncontrolling Interests
Balance, June 30, 2022	$(27,973)	$63,329	$856	$—	$205,759	$2,440	$244,411
Net income (loss)	(72,843)	(1,781)	—	3,166	—	5	(71,453)
Noncontrolling interest reclass	—	1,116	1,117	(2,233)	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	(131)	(131)
Reclass of distributions payable to noncontrolling interest holder	(14)	—	—	—	—	—	(14)
Reclass of allocated income for FLP Subclass 3 to payable	—	—	—	(933)	—	—	(933)
Balance, September 30, 2022	$(100,830)	$62,664	$1,973	$—	$205,759	$2,314	$171,880

	Noncontrolling Interests
(Dollars in thousands)	Trusts	Class S Ordinary	Class S Preferred	FLP	Preferred Series C	Class A of CT	Total Noncontrolling Interests
Balance, March 31, 2022	$982	$69,831	$1,316	$—	$205,759	$—	$277,888
Net income (loss)	(101,554)	(7,824)	—	3,166	—	15	(106,197)
Noncontrolling interest reclass	—	1,116	1,117	(2,233)	—	—	—
Payment of employee payroll taxes on restricted equity units	—	(459)	(460)	—	—	—	(919)
Distribution to noncontrolling interest	—	—	—	—	—	(131)	(131)
Noncash issuance of noncontrolling interest	299	—	—	—	—	—	299
Reclass of distributions payable to noncontrolling interest holder	(557)	—	—	—	—	—	(557)
Reclass of allocated income for FLP Subclass 3 to payable	—	—	—	(933)	—	—	(933)
Issuance of noncontrolling interest	—	—	—	—	—	2,430	2,430
Balance, September 30, 2022	$(100,830)	$62,664	$1,973	$—	$205,759	$2,314	$171,880
Preferred Series A Subclass 1 Unit Accounts
The BCH Preferred A.1 Unit accounts are issued by BCH and are non-participating and convertible on a dollar basis.
The weighted average preferred return rate for the three months ended September 30, 2023 and 2022 was approximately 0.00% and 1.32%, respectively. The weighted average preferred return rate for the six months ended September 30, 2023 and 2022 was approximately 0.46% and 1.72%, respectively. No amounts have been paid to the BCH Preferred A.1 holders related to the preferred return from inception through September 30, 2023, and any amounts earned have been accrued and are included in the balance of redeemable noncontrolling interests presented on the consolidated statements of financial condition. As of September 30, 2023, approximately $106.1 million of preferred return related to the BCH Preferred A.1 has not been allocated to its holders due to insufficient income during those periods to fully satisfy the preferred return and will be allocable to the BCH Preferred A.1 holders in future quarterly periods to the extent that sufficient income, if any, is available for such allocation. In accordance with the BCH LPA, the preferred rate was waived and will not accrue from June 7, 2023 until December 31, 2024, except to the extent of allocations of income to the holders of the BCH Preferred A-1 Unit Accounts, in which event distributions may be requested by the holders of the BCH Preferred A-1 Unit Accounts, and if not requested, such amounts shall be accrued. In connection with the consummation of the Business Combination, the holders of the BCH Preferred A-1 Unit Accounts agreed to significantly reduce the BCH Preferred A-1 Unit Accounts return rate and also agreed to waive and defer the accrual of the preferred return as described above. In addition, until January 1, 2025, the hypothetical BCH Preferred A-1 Unit Accounts capital account will only be increased to the extent there are allocations of income during such period. The agreement to waive and not accrue the Quarterly Preferred Series A-1 Return from the effective date of the BCH LPA until December 31, 2024 does not affect or waive any Quarterly Preferred Series A-1 Returns or hypothetical BCH Preferred A-1 Unit Accounts capital account already accrued as of the effective date. Additionally, certain BCH Preferred A.1 holders agreed to be specially allocated any income or losses associated with the BMP Equity Incentive Plan, and certain other costs.
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
As of September 30, 2023, the BCH Preferred A.1 are recorded in the consolidated statements of financial condition in the noncontrolling interest line item. As of March 31, 2023, the BCH Preferred A.1 are recorded in the consolidated statements of financial condition in the redeemable noncontrolling interest line item.
Preferred Series C Subclass 1 Unit Accounts
On July 15, 2020, the Company entered into a Preferred Series C Unit Purchase Agreement (“UPA”) with GWG Holdings. Pursuant to the UPA, on July 10, 2023, the Preferred Series C Subclass 1 Unit Accounts of BCH (“BCH Preferred C.1”) automatically converted into 44,040,761 shares of Class A common stock at approximately $4.66 per share, which represents the volume-weighted average trading price of the Class A common stock for the 20 trading days following the closing of the Business Combination. The BCH Preferred C.1 were recorded in the consolidated statements of financial condition in the noncontrolling interest line item for periods presented prior to their conversion to Class A common stock.
Class S Ordinary Units
As of September 30, 2023 and March 31, 2023, BCH, a subsidiary of Ben, had issued 5.4 million and 5.8 million Class S Ordinary Units, respectively, which were all outstanding on each of the respective dates. The Class S Ordinary Units participate on a pro-rata basis in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units have limited voting rights and do not entitle participation in the management of the Company’s business and affairs. At the election of the holder, the Class S Ordinary Units are exchangeable quarterly for Class A common stock on a one-for-one basis. Each conversion also results in the issuance to Ben LLC of a Class A Unit of BCH for each share of Class A common stock issued.
On June 8, 2023, 404,542 BCH Class S Ordinary Units ultimately converted into shares of Class A common stock on a one-to-one basis pursuant to the terms of the Exchange Agreement and the BCH LPA.
The Class S Ordinary Units are recorded in the consolidated statements of financial condition in the noncontrolling interests line item.
Class S Preferred Units
The Class S Preferred Units of BCH (the “BCH Class S Preferred Units”) also participate on a pro-rata basis in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units are generally non-voting and do not entitle participation in the management of the Company’s business and affairs. The Class S Preferred Units are entitled to a quarterly preferred return. In accordance with the BCH LPA, the preferred rate was waived and will not accrue from June 7, 2023 until December 31, 2024, except to the extent of allocations of income to the holders of the BCH Class S Preferred Units. In connection with the consummation of the Business Combination, the holders of the BCH Preferred A-1 Unit Accounts agreed to significantly reduce the BCH Class S Preferred Units preferred return rate and also agreed to waive and defer the accrual of the preferred return as described above. In addition, until January 1, 2025, the hypothetical BCH Class S Preferred Units capital account will only be increased to the extent there are allocations of income during such period. The agreement to waive and not accrue the Quarterly Class S Preferred Return from June 7, 2023 until December 31, 2024 does not affect or waive any Quarterly Class S Preferred Return or hypothetical BCH Class S Preferred capital account already accrued as of the effective date.
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
As of September 30, 2023 and March 31, 2023, a nominal number of shares of Class S Preferred Units have been issued, respectively. Preferred return earned by the Class S Preferred Units from inception in 2019 through September 30, 2023 is $0.2 million. No amounts have been paid to the Class S Preferred Unit holders related to the preferred return from inception through September 30, 2023 and any amounts earned have been accrued and are included in the balance of Class S Preferred Units presented on the consolidated statements of financial condition.
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
During the three and six months ended September 30, 2023, there was no income allocated to the FLP Unit Accounts (Subclass 1 and 2), respectively. For the three and six months ended September 30, 2022, there was income of $3.2 million allocated to the FLP Unit Accounts (Subclass 1 and 2), respectively. Annually, a true up of the quarterly allocations is required to match amounts allocated with annual earnings.
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
As a result of the consummation of the Business Combination, an adjustment to the carrying value of BCH’s assets of $321.9 million occurred. Pursuant to the BCH LPA, approximately 32,190,584 Class S Ordinary Units would be issuable as a result of the carrying value adjustment. However, due to the Company’s Compensation Policy, the number of Class S Ordinary Units that may be issued in 2023 or any subsequent year in connection with the consummation of the Business Combination will be limited and require approval of the board of directors; provided that any such Class S Ordinary Units that may not be issued in 2023 may be issued in subsequent years in accordance with the Compensation Policy. Subject to the limitation of the Compensation Policy and approval of the board of directors, it is anticipated that as a result of the Business

Combination, BHI, as the holder of the BCH FLP-1 Unit Accounts, could receive up to 1,515,000 BCH Class S Ordinary Units and BMP, as the holder of the BCH FLP-2 Unit Accounts, could receive up to 1,485,000 BCH Class S Ordinary Units as a result of the carrying value adjustment. No such adjustment has occurred as of September 30, 2023.
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
During the three and six months ended September 30, 2023, there was no income allocated to the FLP 3 Unit Accounts, respectively. During the three and six months ended September 30, 2022, there was income of $0.9 million allocated to the FLP 3 Unit Accounts, respectively.
Beneficiaries of the Customer ExAlt Trusts
The ultimate beneficiaries of the Customer ExAlt Trusts are the Charitable Beneficiaries, unrelated third-party charities, that are entitled to (i) either, depending on the applicable trust agreements, 2.5% of all distributions received by such Customer ExAlt Trusts or 5.0% of any amounts paid to Ben as payment on amounts due under each ExAlt Loan, (ii) for certain Customer ExAlt Trusts, approximately 10% of the amount of excess cash Collateral, if any, following the full repayment of an ExAlt Loan, and (iii) all amounts accrued and held at the Customer ExAlt Trusts once all amounts due to Ben under the ExAlt Loans and any fees related to Ben’s services to the Customer ExAlt Trusts are paid. The Charitable Beneficiaries’ account balances with respect to its interest in such Customer ExAlt Trusts cannot be reduced to below zero. Any losses allocable to the Charitable Beneficiaries in excess of their account balances are reclassified at each period end to the trusts’ deficit account. Additional Customer ExAlt Trusts are created arising from new liquidity transactions with customers. These new Customer ExAlt Trusts, which are consolidated by Ben, result in the recognition of additional noncontrolling interest representing the interests in these new Customer ExAlt Trusts held by the Charitable Beneficiaries. For the three months ended September 30, 2023, $1.0 million of additional noncontrolling interests were recognized, compared to none for the three months ended September 30, 2022. For the six months ended September 30, 2023 and 2022, $1.2 million and $0.3 million, respectively, of additional noncontrolling interests were recognized.
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

11.    Net Loss per Share
Basic and diluted net income (loss) attributable to Beneficient per common share for the three and six months ended September 30, 2023 and 2022, are as follows:

(Dollars in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(381,764)	$(73,887)	$(1,537,734)	$(160,235)
Less: Net (income) loss attributable to noncontrolling interests	14,196	72,651	58,748	108,898
Less: Noncontrolling interest guaranteed payment	(4,167)	(3,926)	(8,272)	(7,794)
Net loss attributable to Beneficient common shareholders	$(371,735)	$(5,162)	$(1,487,258)	$(59,131)
Net loss attributable to Class A common shareholders	(344,580)	(4,666)	(1,378,616)	(53,453)
Net loss attributable to Class B common shareholders	(27,155)	(496)	(108,642)	(5,678)

Weighted average of common shares outstanding - basic and diluted
Class A	237,741,391	180,178,268	211,618,712	180,178,268
Class B	19,140,451	19,140,451	19,140,451	19,140,451

Net loss attributable to Beneficient per common share - Basic and Diluted
Class A	$(1.45)	$(0.03)	$(6.51)	$(0.30)
Class B	$(1.42)	$(0.03)	$(5.68)	$(0.30)
In computing diluted net loss per share, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted net loss per share calculation for the three and six months ended September 30, 2023 and 2022, were as follows:

	Shares		Shares
	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Preferred Series B-1	11,404,827	—	683,146	—
Class S Ordinary	5,358,597	5,871,512	5,434,863	5,871,512
Class S Preferred	48,403	115,219	48,403	115,219
Preferred Series A Subclass 0	90,445,956	19,796,120	32,916,204	19,795,875
Preferred Series A Subclass 1	291,066,987	63,706,518	110,618,486	63,826,455
Preferred Series C Subclass 1	2,393,520	16,068,912	12,153,325	16,068,912
Restricted Stock Units	10,219,365	8,541,679	9,882,852	8,533,622
Warrants	30,669,850	—	24,708,118	—
Total anti-dilutive shares	441,607,505	114,099,960	196,445,397	114,211,595
Conversion of BCH Preferred C-1 Unit Accounts
Pursuant to the UPA, on July 10, 2023, the BCH Preferred C-1 Unit Accounts automatically converted into 44,040,761 shares of Class A common stock at approximately $4.66 per share, which represents the volume-weighted average trading price of the Class A common stock for the 20 trading days following the closing of the Business Combination.

12.    Income Taxes
The components of income tax expense for the three and six months ended September 30, 2023 and 2022, were as follows:

(Dollars in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Deferred expense
Federal	$—	$887	$—	$1,284
Income tax expense	$—	$887	$—	$1,284
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
On June 7, 2023 BCG’s existing Bradley Capital Agreement, was replaced by a Second Amended and Restated Services Agreement (the “Second A&R Bradley Capital Agreement”) with the Company as a party. The Second A&R Bradley Capital Agreement is substantially similar to the existing Bradley Capital Agreement, subject to certain changes as follows. The Executive Committee (as defined in the Second A&R Bradley Capital Agreement) reference was revised to refer to the Executive Committee of the Board, and the Second A&R Bradley Capital Agreement expressly states that it shall in no way limit the authority of Board to appoint and remove officers of the Company, including its chief executive officer. The term of the Second A&R Bradley Capital Agreement extends through December 31, 2023, with an annual one-year renewal provision thereafter. The termination provision was revised so that the agreement may be terminated upon the approval of all members of the Executive Committee, excluding Brad K. Heppner if he is then serving on the Executive Committee. The base fee was increased to $0.5 million per quarter and the supplemental fee was increased to $0.2 million per quarter, with each fee remaining subject to an annual inflation adjustment. In addition, revisions were made to the limitation of liability and indemnification provisions to reflect the applicability of the corporation laws of Nevada to Beneficient.
During the three months ended September 30, 2023 and 2022, the Company recognized expenses totaling $0.7 million and $0.6 million related to this services agreement, respectively. During the six months ended September 30, 2023 and 2022, the Company recognized expenses totaling $1.4 million and $1.2 million related to this services agreement, respectively. As of September 30, 2023 and March 31, 2023, $4.9 million and $3.6 million, respectively, was owed to Bradley Capital related to this services agreement, which is reflected in the accounts payable and accrued expenses line item on the consolidated statements of financial condition.
Aircraft Sublease with Bradley Capital
Effective January 1, 2022 and January 1, 2023, The Beneficient Company Group (USA), L.L.C. (“Beneficient USA”), a subsidiary of BCH, as sublessee, Bradley Capital, as sublessor, and BCG, solely as it relates to the guarantee it makes to Bradley Capital as set forth therein, entered into an Aircraft Sublease Agreement (the “Aircraft Sublease”). Pursuant to the Aircraft Sublease, Bradley Capital subleases the aircraft described therein, without a crew, to Beneficient USA for discrete periods of use. Beneficient USA is required to pay a quarterly rental of $1.4 million plus direct operating expenses incurred for Ben’s use of the aircraft. Bradley Capital is required to pay any other fixed and variable costs of operating the aircraft. Beneficient USA is also required to provide its own pilot(s) and crew, and Beneficient USA has entered into a separate Flight Crew Services Agreement with an unrelated third-party to provide the qualified flight crew. The term of the Aircraft Sublease is one (1) year and may be terminated by either party upon three (3) days prior written notice and will automatically terminate upon the sale or similar disposition of the aircraft or the termination of the underlying lease agreement. Additionally, BCG agrees to unconditionally guarantee, for the benefit of Bradley Capital, all of the obligations of Beneficient USA to Bradley Capital under the Aircraft Sublease. During the three months ended September 30, 2023 and 2022, BCH expensed $1.4 million and $1.5 million, respectively, in lease and direct operating expenses related to this agreement. During the six months ended September 30, 2023 and 2022, BCH expensed $2.9 million and $3.1 million, respectively, in lease and direct operating expenses related to this agreement. No amounts have been paid to Bradley Capital related to the aircraft sublease. As of September 30, 2023 and March 31, 2023, $9.6 million and $6.9 million, respectively, of accrued costs related to the sublease is reflected in the accounts payable and accrued expenses line item on the consolidated statements of financial condition.
As discussed below, BHI, a Related Entity (which as defined above is an entity associated with our founder), entered into a Contribution Agreement with BCH and BCG pursuant to which BHI has agreed to reimburse BCG for a significant portion of the costs incurred by Beneficient USA under the Aircraft Sublease.
Relationship with Beneficient Holdings, Inc.
Beneficient USA, a subsidiary of BCH, entered into with BHI, a Related Entity, a Services Agreement effective July 1, 2017 (the “BHI Services Agreement”). BHI pays an annual fee of $30,000 to Ben for the provision of trust administration services for Related Entities and all trusts affiliated with its family trustee as that term is defined in the governing documents for a Related Entity. Beneficient USA also is required to provide any other services requested by BHI, subject to any restrictions in the operating agreement of BHI, at cost. The term of the BHI Services Agreement extends for the longer of (i) five years past the expiration or termination of the Bradley Capital Agreement, or (ii) seven years after the family trustee of the Related

Entity is no longer a primary beneficiary of any trust affiliated with the family trustee. The Company recognized income during the three and six months ended September 30, 2023 and 2022, respectively, in accordance with the BHI Services Agreement.
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
BHI owns the majority of the Company’s Class B common stock, and the Class S Ordinary Units, Class S Preferred Units, BCH Preferred A.0, BCH Preferred A.1, and FLP Subclass 1 and Subclass 3 Unit Accounts issued by BCH.
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
Since June 30, 2021, additional net advances have been made by Highland to a Related Entity. As of September 30, 2023 and March 31, 2023, Highland Consolidated, L.P. had outstanding loans in the principal amount of $12.3 million and $14.0 million, respectively, with a Related Entity. Ben is not a party to these loans, nor has it secured or guaranteed the loans.

Relationship with The Heppner Endowment for Research Organizations, L.L.C. (“HERO”) and Research Ranch Operating Company, L.L.C (“RROC”).
HERO and RROC are indirectly owned by The Highland Investment Holdings Trust, The Highland Great Plains Trust and The Highland Partner Holdings Trust. Mr. Heppner is a permissible beneficiary of The Highland Investment Holdings Trust and The Highland Partner Holdings Trust, but he is not a beneficiary of The Highland Golden Plains Trust. Mr. Heppner’s family members are potential beneficiaries of each of these three trusts. HERO was created to (i) to serve as an advisor to National Philanthropic Trust (“NPT”), an unrelated third-party charitable organization, regarding the disbursement of grants to qualifying organizations, and (ii) to serve as an advisor to NPT regarding the administration of charitable contributions made for the benefit of such qualifying organizations. Although HERO can advise on these matters, NPT possessed all final decision-making authority on charitable contributions and complete control over the proceeds received by the charitable organizations. The charitable accounts administered by NPT (“Charitable Accounts”), the beneficiaries of which have historically been multiple Texas universities, have historically received proceeds from certain trusts settled and funded by customers of Ben, in support of their charitable initiatives. HERO does not receive any proceeds from trusts settled and funded by customers of Ben.
RROC’s purpose is to provide funding and operational support for the research activities conducted by the qualified charities. The funding received by RROC, from proceeds of trusts settled and funded by customers of Ben, may be used, in RROC’s discretion, to (i) provide appropriate facilities and properties for the charitable organizations to utilize as part of their charitable initiatives (those properties and facilities being owned by a Related Entity), and (ii) provide fee revenue to RROC. RROC is granted such rights and authority pursuant to trust instruments entered into between a customer and subsidiaries of Ben as well as an agreement with NPT. Ben’s subsidiaries provide financing to the Customer ExAlt Trusts and Ben is paid as an agent of the trustees for administrative services it provides to the trusts. Ben has certain outstanding payables, including accrued interest, to RROC and the Charitable Accounts (for the benefit of the Texas universities as discussed above) of $2.1 million as of September 30, 2023 and March 31, 2023. There were no payments made during the three and six months ended September 30, 2023, respectively, compared to $0.8 million for the three and six months ended September 30, 2022, respectively. The $0.8 million payment during the three and six months ended September 30, 2022 was made to the Funding Trusts in accordance with their respective trust agreements to pay down Funding Trust liabilities. Such payment was not made to any entity associated with Mr. Heppner. Due to changes in the Customer ExAlt Trust agreements, no incremental amounts are expected to be allocated to RROC or the Charitable Accounts other than those amounts already provided by certain prior trust agreements. During the year ended March 31, 2023, the trust advisor to certain of the Customer ExAlt Trusts reassigned the beneficial interest held at NPT to the Kansas TEFFI Economic Growth Trust.
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
Ben has an outstanding payable to EGT of nil and $0.1 million as of September 30, 2023 and March 31, 2023, respectively. Ben paid $0.3 million and $0.7 million during the three and six months ended September 30, 2023, compared to $0.5 million and $1.2 million for the same periods of 2022, respectively. Additionally, during the year ended March 31, 2023, Ben sold its Kansas properties to the EGT in exchange for a $1.4 million promissory note receivable, which is reflected in the other assets line item on the consolidated statements of financial condition.
Hicks Holdings, L.L.C.
Hicks Holdings, L.L.C., an entity associated with one of Ben’s current directors, is one of the owners and serves as the manager of a limited liability company (“SPV”). A Related Entity also has ownership in the SPV. The SPV holds a BCH Preferred A.0 Unit Account and BCH Preferred A.1 Unit Account among its investment holdings.
Hicks Holdings Operating, LLC (“Hicks Holdings”), an entity associated with one of Ben’s current directors, owns directly a BCH Preferred A.0 Unit Account, BCH Preferred A.1 Unit Account, Class S Ordinary Units, and Class B common stock of Beneficient. Hicks Holdings was granted its BCH Preferred A.1 Unit Account and Class S Ordinary Units as compensation for services provided in 2018. Hicks Holdings was granted its BCH Preferred A.0 Unit Account when a portion of the existing BCH Preferred A.1 converted to BCH Preferred A.0 in 2021. Hicks Holdings converted a portion of its existing BCH Preferred A.1 to Class B common stock of Beneficient in June 2023 in connection with the recapitalization of BCG described in Note 4. The total preferred equity and Class S Ordinary balance as of September 30, 2023 and March 31, 2023, was $56.9 million and $72.6 million, respectively. Hicks Holdings held 1,322,208 shares of Class B common stock as of September 30, 2023.
As more fully described in Note 19, on October 19, 2023, through its subsidiaries, the Company entered into a three-year $25.0 million term loan with HH-BDH LLC, which was fully drawn upon closing, and the proceeds of which will be used to repay certain outstanding obligations, fund development of our products, and provide additional working capital. HH-BDH LLC’s sole member is Hicks Holdings. In connection with the Term Loan and the Financing (each as defined herein), on October 19, 2023, BCH, Ben LLC and Hicks Holdings entered into a letter agreement (the “Letter Agreement”), pursuant to which the parties thereto agreed, among other things, that if BCH or Beneficient Financing, L.L.C. default under the Credit Agreement (as defined herein) and such default results in a foreclosure on, or other forfeiture of, the Pledged Equity Interests (as defined herein), BCH will promptly issue to Hicks Holdings, Replacement Equity Interests (as defined herein).
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

The term of the Shared Services Agreement had an initial term of one year from the effective date and renewed automatically for successive one-year terms. Due to the filing by GWG Holdings for reorganization under the Chapter 11 Bankruptcy Code in April 2022, neither party was authorized to terminate the Shared Services Agreement. The Shared Services Agreement terminated upon the effective of GWG Holdings’ bankruptcy plan on August 1, 2023. During the three and six months ended September 30, 2023, GWG Holdings paid approximately $0.1 million and $1.4 million, respectively, to Ben under the Shared Services Agreement. GWG Holdings paid no such expenses to Ben under the Shared Services Agreement during the three and six months ended September 30, 2022. As of September 30, 2023 and March 31, 2023, Ben has an outstanding gross receivable related to this Shared Services Agreement of approximately $0.1 million and $17.8 million, respectively. Due to the financial deterioration of GWG Holdings including the filing for reorganization under the Chapter 11 Bankruptcy Code in April 2022, the allowance for these receivables as of September 30, 2023 and March 31, 2023 was nil and $15.6 million, respectively. The reserve amount pertains to amounts owed by GWG Holdings at the time of their bankruptcy filing. As a result of the termination of the Shared Services Agreement, receivables and related allowance of $15.6 million were written off during the three months ended September 30, 2023.
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
As of September 30, 2023 and March 31, 2023, the consolidated statements of financial condition include assets of this consolidated VIE with a carrying value of nil and $4.0 million, which is recorded in the investments held by Ben line item of the consolidated statements of financial condition. The Company recorded losses of $0.7 million for three months ended September 30, 2023, compared to gains of $1.0 million for the same period of 2022, respectively, which is reported in the gain (loss) on financial instruments, net line item of the consolidated statements of comprehensive income (loss). The Company recorded losses of $3.0 million for six months ended September 30, 2023, compared to gains of $2.7 million for the same period of 2022, respectively, which is reported in the gain (loss) on financial instruments, net line item of the consolidated statements of comprehensive income (loss).
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
The consolidated statements of financial condition includes the following amounts from these consolidated VIEs as of the dates presented:

(Dollars in thousands)	September 30, 2023	March 31, 2023
Assets:
Cash and cash equivalents	$812	$3,259
Restricted cash	20	819
Investments, at fair value	457,548	491,859
Other assets	5,542	5,891
Total Assets of VIEs	$463,922	$501,828

Liabilities:
Accounts payable and accrued expense	$1,820	$1,945
Other liabilities	108	132
Customer ExAlt Trusts loan payable, net	48,660	52,129
Total Liabilities of VIEs	$50,588	$54,206

Equity:
Treasury stock	$(3,444)	$(3,444)
Noncontrolling interests	(138,441)	(118,299)
Accumulated other comprehensive income	391	9,900
Total Equity of VIEs	$(141,494)	$(111,843)
The consolidated statements of comprehensive income (loss) for the periods presented includes the following amounts from these consolidated VIEs.

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
(Dollars in thousands)
Revenues
Investment income (loss), net	$(13)	$(17,099)	$487	$(42,216)
Loss on financial instruments, net	(41,875)	(16,391)	(43,679)	(16,402)
Interest and dividend income	2	10	10	14
Total revenues	(41,886)	(33,480)	(43,182)	(58,604)

Operating expenses
Interest expense	1,794	1,965	3,668	4,294
Provision for credit losses	—	—	—	12,607
Professional services	885	2,374	2,146	2,956
Other expenses	26	—	383	600
Total operating expenses	2,705	4,339	6,197	20,457
Net income (loss)	$(44,591)	$(37,819)	$(49,379)	$(79,061)
Net income (loss) attributable to noncontrolling interests	$(3,592)	$(72,843)	$(17,458)	$(101,554)

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
The Corporate & Other category includes the following items, among others:
•Equity-based compensation;
•Gains (losses) on changes in the fair value of investments in the GWG Wind Down Trust (or common stock and L Bonds of GWG Holdings, as applicable) held by Ben;
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

The following tables include the results of each of the Company’s reportable segments reconciled to the consolidated financial statements (in thousands):

	Three Months Ended September 30, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment loss, net	$—	$—	$(13)	$—	$—	$(13)
Loss on financial instruments, net	—	—	(41,875)	(900)	—	(42,775)
Interest and dividend income	—	—	2	112	—	114
Trust services and administration revenues	—	8	—	(95)	—	(87)

Intersegment revenues
Interest income	13,022	—	—	—	(13,022)	—
Trust services and administration revenues	—	6,482	—	—	(6,482)	—
Total revenues	13,022	6,490	(41,886)	(883)	(19,504)	(42,761)

External expenses
Employee compensation and benefits	1,482	545	—	13,371	—	15,398
Interest expense	2,120	—	1,794	1,200	—	5,114
Professional services	264	89	884	5,420	—	6,657
Loss on impairment of goodwill	220,212	86,472	—	—	—	306,684
Other expenses	533	231	26	4,360	—	5,150

Intersegment expenses
Interest expense	—	—	29,835	—	(29,835)	—
Provision for credit losses	60,502	—	—	—	(60,502)	—
Other expenses	—	—	3,850	—	(3,850)	—
Total expenses	285,113	87,337	36,389	24,351	(94,187)	339,003

Operating income (loss)	$(272,091)	$(80,847)	$(78,275)	$(25,234)	$74,683	$(381,764)

	Three Months Ended September 30, 2022
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment loss, net	$—	$—	$(17,099)	$—	$—	$(17,099)
Loss on financial instruments, net	—	—	(16,391)	(4,646)	—	(21,037)
Interest and dividend income	—	—	10	87	—	97
Trust services and administration revenues	—	8	—	—	—	8
Other income	—	—	—	86	—	86

Intersegment revenues
Interest income	10,894	—	—	—	(10,894)	—
Trust services and administration revenues	—	7,767	—	—	(7,767)	—
Total revenues	10,894	7,775	(33,480)	(4,473)	(18,661)	(37,945)

External expenses
Employee compensation and benefits	1,599	501	—	8,417	—	10,517
Interest expense	774	—	1,965	851	—	3,590
Professional services	815	820	2,374	10,223	—	14,232
Provision credit for credit losses	—	—	—	(10)	—	(10)
Other expenses	564	180	187	5,795	—	6,726

Intersegment expenses
Interest expense	—	—	26,927	—	(26,927)	—
Provision credit for loan losses	(17,069)	—	—	—	17,069	—
Other expenses	—	—	5,126	—	(5,126)	—
Total expenses	(13,317)	1,501	36,579	25,276	(14,984)	35,055

Operating income (loss)	$24,211	$6,274	$(70,059)	$(29,749)	$(3,677)	$(73,000)

	Six Months Ended September 30, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income, net	$—	$—	$487	$—	$—	$487
Loss on financial instruments, net	—	—	(43,679)	(2,557)	—	(46,236)
Interest and dividend income	—	—	10	220	—	230
Trust services and administration revenues	—	15	—	—	—	15

Intersegment revenues
Interest income	25,028	—	—	—	(25,028)	—
Trust services and administration revenues	—	13,050	—	—	(13,050)	—
Total revenues	25,028	13,065	(43,182)	(2,337)	(38,078)	(45,504)

External expenses
Employee compensation and benefits	3,975	1,105	—	46,141	—	51,221
Interest expense	2,878	—	3,668	2,352	—	8,898
Professional services	897	589	2,145	13,399	—	17,030
Loss on impairment of goodwill	1,121,212	281,777	—	—	—	1,402,989
Other expenses	1,187	438	383	10,084	—	12,092

Intersegment expenses
Interest expense	—	—	59,615	—	(59,615)	—
Provision for credit losses	69,998	—	—	—	(69,998)	—
Other expenses	—	—	7,694	—	(7,694)	—
Total expenses	1,200,147	283,909	73,505	71,976	(137,307)	1,492,230

Operating loss	$(1,175,119)	$(270,844)	$(116,687)	$(74,313)	$99,229	$(1,537,734)

	Six Months Ended September 30, 2022
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment loss, net	$—	$—	$(42,216)	$—	$—	$(42,216)
Loss on financial instruments, net	—	—	(27,176)	(5,882)	—	(33,058)
Interest and dividend income	—	—	15	167	—	182
Trust services and administration revenues	—	15	—	—	—	15
Other income	—	—	—	86	—	86

Intersegment revenues
Interest income	25,205	—	—	—	(25,205)	—
Trust services and administration revenues	—	15,049	—	—	(15,049)	—
Total revenues	25,205	15,064	(69,377)	(5,629)	(40,254)	(74,991)

External expenses
Employee compensation and benefits	3,802	959	—	17,321	—	22,082
Interest expense	1,407	—	4,294	1,508	—	7,209
Professional services	1,509	1,325	2,956	16,299	—	22,089
Provision for credit losses	—	—	12,607	6,174	—	18,781
Other expenses	1,095	343	787	11,574	—	13,799

Intersegment expenses
Interest expense	—	—	50,618	—	(50,618)	—
Provision for loan losses	26,032	—	—	—	(26,032)	—
Other expenses	—	—	9,592	—	(9,592)	—
Total expenses	33,845	2,627	80,854	52,876	(86,242)	83,960

Operating income (loss)	$(8,640)	$12,437	$(150,231)	$(58,505)	$45,988	$(158,951)

	As of September 30, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
Loans to Customer ExAlt Trusts, net	$291,781	$—	$—	$—	$(291,781)	$—
Investments, at fair value	—	—	457,548	223	—	457,771
Other assets	6,915	50,984	6,924	17,467	(51,093)	31,197
Goodwill and intangible assets, net	604,668	312,442	—	50,927	—	968,037
Total Assets	$903,364	$363,426	$464,472	$68,617	$(342,874)	$1,457,005

	As of March 31, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
Loans to Customer ExAlt Trusts, net	$376,253	$—	$—	$—	$(376,253)	$—
Investments, at fair value	—	—	491,859	5,362	—	497,221
Other assets	9,447	47,466	10,447	21,849	(46,761)	42,448
Goodwill and intangible assets, net	1,725,880	594,219	—	50,927	—	2,371,026
Total Assets	$2,111,580	$641,685	$502,306	$78,138	$(423,014)	$2,910,695

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
The portfolio of alternative assets covers the following industry sectors and geographic regions for the periods shown below (dollar amounts in thousands):

	September 30, 2023		March 31, 2023
Industry Sector	Value	Percent of Total	Value	Percent of Total
Software and services	$53,176	14.6%	$54,944	14.2%
Food and staples retailing	41,738	11.5	38,210	9.9
Diversified financials	40,791	11.2	52,544	13.6
Capital goods	28,123	7.7	27,707	7.2
Utilities	27,413	7.5	28,043	7.3
Energy	27,242	7.5	26,721	6.9
Health care equipment and services	23,094	6.4	23,626	6.1
Other(1)	121,755	33.6	134,056	34.8
Total	$363,332	100.0%	$385,851	100.0%

(1)	Industries in this category each comprise less than 5 percent.

	September 30, 2023		March 31, 2023
Geography	Value	Percent of Total	Value	Percent of Total
North America	$223,714	61.6%	$239,951	62.2%
Asia	56,721	15.6	62,016	16.1
South America	44,625	12.3	41,423	10.7
Europe	36,654	10.1	38,874	10.1
Africa	1,618	0.4	3,587	0.9
Total	$363,332	100.0%	$385,851	100.0%
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
In October 2023, following a series of attacks by Hamas on Israeli civilian and military targets, Israel declared war on Hamas in Gaza. In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine and as a result, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The ongoing Russia-Ukraine conflict and Israel-Hamas conflict could have a negative impact on the economy and business activity globally (including in the countries in which the Customer ExAlt Trusts currently holds investments or may hold investments in the future), and therefore, could adversely affect the performance of the Customer ExAlt Trusts’ investments.
The extent and impact of any sanctions imposed in connection with the Russia-Ukraine conflict may cause financial market volatility and impact the global economy. Volatility and disruption in the equity and credit markets can adversely affect the portfolio companies underlying the investments held by the Customer ExAlt Trusts and adversely affect the investment performance. Our ability to manage exposure to market conditions is limited. Market deterioration could cause the Company to experience reduced liquidity, earnings and cash flow, recognize impairment charges, or face challenges in raising capital, and making investments on attractive terms. Adverse market conditions can also affect the ability of investment funds held by the Customer ExAlt Trusts to liquidate positions in a timely and efficient manner. As a result, this presents material uncertainty and risk with respect to the performance of the investments held by the Customer ExAlt Trusts, even though the Customer ExAlt Trusts do not hold any investments with material operations in Russia, Ukraine, or Israel. The cash flows from the investment held by the Customer Exalt Trusts serve as the collateral to the ExAlt Loans and the fees that are paid by the Customer ExAlt Trusts to Ben for administering these trusts, both of which are key determinants in the income allocated to BCG’s and BCH’s equity holders.
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
The Company continues to evaluate the impact of the ongoing Russia-Ukraine conflict, Israel-Hamas conflict and other items, such as inflation and rising interest rates, and assess the impact on financial markets and the Company’s business. The Company’s future results may be adversely affected by slowdowns in fundraising activity and the pace of new liquidity transactions with our customers. Management is continuing to evaluate the impact of the Russia-Ukraine conflict and the Israel-Hamas conflict and has concluded that while it is reasonably possible that such conflicts could have a negative effect on the Company’s financial position and/or results of its operations, the specific impact is not readily determinable as of the date of these consolidated financial statements. Consequently, the consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
Lease Commitments
The Company operates on a month-to-month rental basis for its office premises and subleases aircraft under the Aircraft Sublease with Bradley Capital as discussed in Note 13. Rental expense for our premises and for the Aircraft Sublease for the three months ended September 30, 2023 and 2022, totaled $1.6 million and $1.8 million, respectively. Rental expense for our premises and for the Aircraft Sublease for the six months ended September 30, 2023 and 2022, totaled $3.3 million and $3.4 million, respectively.
Unfunded Capital Commitments
The Customer ExAlt Trusts had $58.2 million and $61.1 million of potential gross capital commitments as of September 30, 2023 and March 31, 2023, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The Customer ExAlt Trusts holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained, in some instances, by certain of the Customer ExAlt Trusts created at the origination of each trust for up to $0.1 million. To the extent that the associated Customer ExAlt Trust cannot pay the capital funding commitment, Ben is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Ben to the Customer ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves held by the associated Customer ExAlt Trusts are added to the ExAlt Loan balance between Ben and the Customer ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.

Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. The majority, or 88%, of our portfolio with an unfunded commitment has a vintage of 2012 and prior. As the vintages continue to age, a cash requirement becomes less likely. We consider the creditworthiness of the investment on a case-by-case basis. At September 30, 2023 and March 31, 2023, there were no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.
Legal Proceedings
Paul Capital Advisors Lawsuit
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
On October 3, 2022, the Court entered an order dismissing count I of PCA’s complaint in accordance with its memorandum opinion and count II in light of the parties’ agreement that it should also be dismissed. On November 1, 2022, defendants filed their opening briefs in support of their motions to dismiss the remaining counts. On December 20, 2022, PCA filed its answering brief in opposition to defendants’ motions to dismiss the remaining counts. In accordance with the parties’ stipulated briefing schedule, defendants’ reply briefs were due by January 24, 2023. Oral argument on the motions to dismiss was held on May 8, 2023. On August 29, 2023, the Court issued a letter opinion that denied defendants’ motions to dismiss with respect to most of the remaining counts, explaining that the Court was unwilling to determine the parties’ rights under the various agreements at the pleadings stage and that discovery may make these issues ripe for summary judgment. The Court did, however, grant defendants’ motions to dismiss as to one of PCA’s promissory estoppel claims and its claim for equitable fraud. On October 25, 2023, defendants filed their respective answers to PCA’s second amended complaint.
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
Equity Awards Arbitration
Additionally, on December 16, 2022, a former member of the Board of Directors of Beneficient Management, LLC initiated a private arbitration in the International Court of Arbitration of the International Chamber of Commerce, challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The claimant seeks total damages of $36.3 million plus attorney’s fees and punitive damages. A hearing took place on August 23, 2023, and the arbitrator has notified the parties that the record is officially closed. A decision in the arbitration is expected in the near future. The Company denies the claims asserted in the arbitration. Given the uncertainties attendant to litigation, the Company cannot accurately predict the ultimate outcome of this matter or the range of reasonably possible losses.
GWG Holdings Reorganization and Other Litigation
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
Bayati Action
On May 3, 2023, Thomas Horton and Frank Moore, in their capacities as the Lead Plaintiffs in the Bayati Action (the “Lead Plaintiffs”), filed a motion to lift the automatic stay in the Chapter 11 Cases in order to file a motion in the Northern District of Texas seeking to consolidate the Bayati and Scura Actions under the Private Securities Litigation Reform Act. On June 8, 2023, the plaintiffs in the Scura Action filed a voluntary notice of dismissal without prejudice.
On August 16, 2023, Thomas Horton and Frank Moore, in their capacities as the Lead Plaintiffs in the Bayati Action, filed a notice regarding the confirmation of the Debtors’ Chapter 11 plan in the GWG bankruptcy, a motion seeking to lift the bankruptcy stay and a motion to consolidate the Bayati and Horton Actions. On September 12, 2023, the court entered an order consolidating the Bayati and Horton Actions. The court ordered that the consolidated action shall bear the caption In re GWG Holdings, Inc. Securities Litigation. The court lifted the bankruptcy stay and ordered the Lead Plaintiffs to file a new consolidated complaint within 20 days.
On October 2, 2023, the Lead Plaintiffs filed a Consolidated Class Action Complaint against the Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer, Murray T. Holland, Timothy L. Evans, David H. de Weese, Roy W. Bailey, David F. Chavenson, and Whitley Penn LLP, alleging Securities Act violations arising out of the Offering. The complaint alleges that the individual defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act, and further alleges that the Company violated Section 15 of the Securities Act. The Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer (the “Ben Individual Defendants”) filed a motion to dismiss the complaint on November 7, 2023. The remaining defendants have not yet responded to the complaint, as the deadlines to respond still extend to January 2024. The Company and the Ben Individual Defendants intend to vigorously defend themselves in the litigation.
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
Wells Notice
On June 29, 2023, the Company received a “Wells Notice” from the Staff of the SEC’s Division of Enforcement, stating that the Staff has made a preliminary determination to recommend that the SEC file a civil enforcement action against the Company alleging violations of certain provisions of the Securities Act and the Exchange Act. The staff’s allegations appear to relate to, among other things, the Company’s association with an amendment to the debt coverage ratio calculation approved by certain holders of GWG Holdings issued debt in 2019 under an indenture and related disclosures by GWG, the

December 31, 2019 valuation of the Company’s goodwill by a third-party valuation agent, potential contractual rights concerning an amendment to the Company’s governing documents, and other items in the historical disclosures of GWG.
A Wells Notice is not a formal allegation or a finding of wrongdoing, but is a preliminary determination by the Staff to recommend to the SEC that a civil enforcement action or administrative proceeding be brought against the recipient. The Company maintains that our actions were appropriate and intends to vigorously defend this matter. The Company has made a Wells submission to the SEC demonstrating why an action against the Company would be unfounded. We intend to engage in further dialogue with the SEC Staff and contest any allegations of wrongdoing. The results of the Wells Notice process and any corresponding enforcement action, including the costs, timing and other potential consequences of responding and complying therewith, are unknown at this time.
18.    Supplemental Cash Flow Information
Cash paid for taxes for the six months ended September 30, 2023 and 2022 was de minimis. Cash paid for interest for the six months ended September 30, 2023 and 2022, was nil and $4.2 million, respectively.
Supplemental disclosure of noncash investing and financing activities include:
Six Months Ended September 30, 2023:
–$793.4 million conversion of BCG Class A common units for Class A common stock
–$791.9 million conversion of BCG Preferred B.2 for Class A common stock
–$205.8 million conversion of BCH Preferred C for Class A common stock
–$193.9 million exchange of BCH Preferred A.1 for Class A common stock and Class B common stock in BCG Recapitalization.
–$36.7 million issuance of Issuance of Series B-1 preferred stock in connection with recent financings
–$8.3 million accrual for BCH Preferred A.0 guaranteed payment.
–$6.9 million deemed dividend from BCH Preferred A.1 to BCG Preferred B.2 for accrual of preferred return.
–$5.3 million issuance of Class A common for recent financings.
–$4.0 million settlement of liability for issuance of Class A common stock.
–$3.9 million conversion of BCH Class S Ordinary to Class A common stock.
–$1.1 million of noncash issuance of noncontrolling interest.
–$0.6 million of distributions payable to the Charitable Beneficiaries.
Six Months Ended September 30, 2022:
–$20.1 million issuance of BCG Preferred B.2 to satisfy the contingent consideration payable.
–$18.8 million deemed dividend from BCH Preferred A.1 to BCG Preferred B.2 for accrual of preferred return.
–$7.8 million accrual for BCH Preferred A.0 guaranteed payment.
–$2.4 million issuance of noncontrolling interest from reserved cash received in a prior period.
–$1.4 million promissory note receivable received as consideration in sale of fixed assets.
–$1.1 million exchange of BCH Preferred A.0 for BCH Preferred A.1.
–$0.6 million of distributions payable to the Charitable Beneficiaries.
–$0.3 million of noncash issuance of noncontrolling interest.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of financial condition and that are shown in the consolidated statements of cash flows:

	September 30, 2023	March 31, 2023
Cash and cash equivalents	$2,394	$8,726
Restricted cash	20	819
Total cash, cash equivalents and restricted cash	$2,414	$9,545

THE BENEFICIENT COMPANY GROUP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19.    Subsequent Events
The Company has evaluated subsequent events through the date the financial statements were available to be issued, and determined that there have been no events, other than those disclosed below, that have occurred that would require adjustments to our disclosures in the consolidated financial statements.
Termination of Customer ExAlt Trust Loan Payable
As discussed in Note 7, the Customer ExAlt Trust loan payable is secured and repayment supported by a pro-rata portion of the cash flows from the $352.6 million of alternative assets acquired by the Customer ExAlt Trusts on December 7, 2021, the “Acquired Assets”. The percentage of the Acquired Assets allocated to supporting the repayment of the Customer ExAlt Trust loan payable amounted to approximately 27.8% (the “Participation Allocation”). On October 18, 2023, the applicable Customer ExAlt Trusts distributed, transferred and assigned the Participation Allocation (net of a qualified charitable distribution) to a subsidiary of the holder of the Customer ExAlt Trust loan payable. As a result, all obligations owed under the Customer ExAlt Trust loan payable have been repaid and the related participation interest no longer remains outstanding.
Recent Debt Financing
On October 19, 2023, Beneficient Financing, L.L.C. (the “Borrower”), a wholly owned subsidiary the Company, and BCH, as guarantor (the “Guarantor” and together with the Borrower, the “Loan Parties”), entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with HH-BDH LLC (the “Lender”), as administrative agent. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Credit Agreement.
The Lender’s sole member is Hicks Holdings. The managing member of Hicks Holdings is Mr. Thomas O. Hicks, a member of the Company’s Board of Directors. The Lender will receive customary fees and expenses in its capacity as a lender and as the administrative agent under the Credit Agreement, as further described below. Hicks Holdings and Mr. Hicks may be deemed to have a direct or indirect material financial interest with respect to the transactions contemplated by the Credit Agreement, as described below. The Lender funded the amounts under the Credit Agreement with the proceeds of a third-party financing (the “Financing”).
The Credit Agreement provides for a three-year term loan in the aggregate principal amount of $25.0 million (the “Term Loan”), which was fully drawn on closing.
Borrowings under the Credit Agreement bear interest, at the Company’s option, calculated according to a base rate, adjusted term SOFR rate, or adjusted daily simple SOFR rate, plus an applicable margin, subject to a Maximum Rate determined by applicable law in the state of New York. The Company elected the adjusted daily simple SOFR rate with a margin of 6.5% for the first two years and 5.5% for the third year. Accrued and unpaid interest is payable monthly, upon prepayment, and at maturity. The Term Loan will mature on October 19, 2026, and all outstanding principal amounts and accrued and unpaid interest thereon shall be due and payable on such date.
The Term Loan is secured in part by pledges of: (a) substantially all of the assets of the Borrower, (b) the Guarantor’s equity interests in the Borrower, (c) 97.5% of the equity interests held by The EP-00117 Custody Trust, a Delaware statutory trust known as the “Custody Trust”, in certain entities that hold interests in private investment funds, which, as of September 30, 2023, represents approximately 44.9% of all assets held by the Customer ExAlt Trusts and (d) certain deposit accounts.
The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including covenants which restrict the ability of the Loan Parties, the Custody Trust and certain affiliated entities to, among other things, create liens, incur additional indebtedness, make certain restricted payments and engage in certain other transactions, in each case subject to certain customary exceptions. In addition, the Credit Agreement contains certain financial maintenance covenants, including a debt service coverage ratio.
Additionally, the Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross default of material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in the acceleration of repayment obligations with respect to any outstanding principal amounts and foreclosure on the collateral.
Hicks Holdings will receive the following fees and payments in connection with the Term Loan:
•A non-refundable fee in an amount equal to 1.0% of the aggregate commitments under the Term Loan upon execution of the Credit Agreement (the “Closing Date”);
•On each Payment Date, from and including: (1) from the Closing Date until the second anniversary of the Closing Date, an interest payment at an interest rate equal to 3.0% per annum; and (2) from the second anniversary of the

THE BENEFICIENT COMPANY GROUP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Closing Date until the loans are repaid in full, interest payments at an interest rate equal to 2.0% per annum (such interest is in included in the Lender’s receipt of interest payments as described above);
•If any amounts under the Credit Agreement are prepaid prior to the scheduled Make Whole Date, including by reason of acceleration, a make-whole payment equal to the product of the principal amounts being repaid and the applicable interest rate plus 3.0% and the number of calendar days between the date of such prepayment and the scheduled Make Whole Date, divided by 360; and
•Certain fees, payments and expenses incurred by Hicks Holdings in connection with the Financing.
Letter Agreement with Hicks Holdings
In connection with the Credit Agreement and the Financing, on October 19, 2023, the Guarantor, Ben LLC, and Hicks Holdings entered into the Letter Agreement. In connection with the Financing, Hicks Holdings agreed to assign to the Lender all of its rights, title and interest in and to the following partnership interests of the Guarantor: Preferred Series A Subclass 0 Unit Accounts with a capital account balance of $15.3 million as of June 30, 2023, Preferred Series A Subclass 1 Unit Accounts with a capital account balance of $48.1 million as of June 30, 2023, 48 Class S Preferred Units and 291,163 Class S Ordinary Units held by Lender (the “Pledged Guarantor Interests”). Hicks Holdings’ membership interest in Lender (collectively with the Pledged Guarantor Interests, the “Pledged Equity Interests”) and the Pledged Guarantor Interests serve as collateral for the Financing (together, the “Lender Pledge”).
Pursuant to the terms of the Letter Agreement, the parties thereto agreed that if the Borrower and/or Guarantor default under the Credit Agreement and such default results in a foreclosure on, or other forfeiture of, the Pledged Equity Interests, the Guarantor will promptly issue to Hicks Holdings, Preferred Series A Subclass 0 Unit Accounts with a capital account balance of $15.3 million, Preferred Series A Subclass 1 Unit Accounts with a capital account balance of $48.1 million, 48 Class S Preferred Units and 291,163 Class S Ordinary Units (subject to a tax gross-up as provided in the Letter Agreement), or, in the discretion of Hicks Holdings, equivalent securities of equal fair market value to the value of the security interests at the time of the applicable foreclosure or other loss (such newly issued equity interests referred to as the “Replacement Equity Interests”); provided, however that, if less than all Pledged Equity Interests have been foreclosed on or forfeited, the foregoing capital account balances and numbers of units comprising the Replacement Equity Interests shall be reduced on a class-by-class and subclass-by-subclass basis, as applicable, to the extent necessary to ensure that Hicks Holdings and its affiliates do not receive additional value relative to the value held by Hicks Holdings and its affiliates immediately prior to the foreclosure or forfeiture. Furthermore, Ben LLC shall cause a Ben LLC Unit (as defined in the BCH LPA) to be issued for each Class A Unit (as defined in the BCH LPA) issued to the Hicks Holdings pursuant to the Letter Agreement. Additionally, the Guarantor agreed to indemnify Hicks Holdings and its affiliates and hold each of them harmless against any and all losses which may arise directly or indirectly in connection with, among other things, the Credit Agreement, the Term Loan, the Financing and the Lender Pledge.
Recent Equity Financings
On September 29, 2023, a resale registration statement on Form S-1 was declared effective by the SEC, thereby permitting sales of Class A stock to Yorkville under the SEPA. On each of October 2, 2023 and October 4, 2023, Yorkville purchased 20,000 and 500,000 shares of Class A common stock for $2.39 and $1.27 per share, respectively, pursuant to the terms of the SEPA.
On October 3, 2023, 3,768,995 shares of Series B-1 Preferred Stock converted into 13,805,841 shares of Class A common stock at a price per share of approximately $2.73.
Potential Future Goodwill Impairment
Through the date of this report, the Company continues to experience a further significant sustained decline in the price of its common stock from the values at September 30, 2023 of $2.59. A significant sustained decrease in the Company’s common stock, has in the past been, and in the future may be, a potential indicator that a portion of our goodwill is impaired and may require a quantitative impairment assessment of the Company’s assets, including goodwill and intangible assets, which may result in an additional impairment charge during the third fiscal quarter of 2024. While management cannot predict if or when additional future goodwill impairments may occur, additional goodwill impairments could have material adverse effects on the Company’s financial condition, operating income, net assets, and/or the Company’s cost of, or access to, capital.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with “Cautionary Note Regarding Forward-Looking Statements,” and the accompanying consolidated financial statements and notes thereto of Beneficient set forth in Part I, Item I of this Quarterly Report on Form 10-Q and our March 31, 2023 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 13, 2023 (“Annual Report”). This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Except as otherwise required by the context, references to the “Company,” “Ben,” “we,” “us,” “our,” and “our operating subsidiaries,” are to Beneficient, a Nevada corporation and its consolidated subsidiaries (but excluding the Customer ExAlt Trusts (as defined below). References to “BCG,” “Ben,” “we,” “us,” “our,” and similar terms, prior to the effective time of the Conversion, refer to the registrant when it was a Delaware limited partnership and such references following the effective time of the Conversion, refer to the registrant in its current corporate form as a Nevada corporation called “Beneficient.” All references to “Beneficient” refer solely to Beneficient, a Nevada corporation, “BCG” refer solely to The Beneficient Company Group, L.P, and all references to “BCH” refer solely to Beneficient Company Holdings, L.P., a subsidiary of BCG.
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
Overview
We are a technology-enabled financial services company that provides simple, rapid, and cost-effective liquidity solutions and trust products and services to participants in the alternative assets industry through our end-to-end online regulated platform, Ben AltAccess. Our products and services are designed to meet the unmet needs of mid-to-high net worth (“MHNW”) individual investors, small-to-midsize institutional (“STMI”) investors, family offices (“FAMOs”) and fund general partners and sponsors (“GPs” and together with MHNW individuals, STMI investors and FAMOs, “Customers”). We provide Customers seeking an early exit from their alternative asset investments a suite of liquidity solutions for their otherwise illiquid alternative asset investments through a proprietary financing and trust structure, which we implement for our customers and refer to such trusts collectively as the “Customer ExAlt Trusts.” We also may offer shares of our Class A common stock or convertible preferred stock in financings as consideration for the Customer ExAlt Trusts to meet capital calls or make other capital contributions in alternative asset funds.
Our primary operations currently relate to our liquidity, trustee, and trust administration products and services through Ben Liquidity, L.L.C. and its subsidiaries (collectively, “Ben Liquidity”) and Ben Custody, L.L.C. and its subsidiaries (collectively, “Ben Custody”), respectively.
Ben Liquidity offers simple, rapid and cost-effective liquidity products to its customers through the use of customized trust vehicles, or the “Customer ExAlt Trusts,” which facilitate the exchange of a Customer’s alternative assets for consideration using a proprietary financing structure (such structure and related process, the “ExAlt PlanTM”). In the ExAlt PlanTM financings, a subsidiary of Ben Liquidity, Beneficient Fiduciary Financial, L.L.C. (“BFF”), a Kansas based trust company that provides fiduciary financing to fidfin trusts, makes loans (each, an “ExAlt Loan”) to certain of the Customer ExAlt Trusts, which in turn employ a portion of the loan proceeds to acquire and deliver agreed upon consideration to the Customer in exchange for their alternative assets. BFF is chartered as a Kansas Technology Enabled Fiduciary Financial Institution (“TEFFI”) under the Technology-Enabled Fiduciary Financial Institution Act (the “TEFFI Act”) and regulated by the Kansas Office of the State Bank Commissioner (the “OSBC”). Only BFF, our subsidiary, is regulated by the OSBC. The OSBC does not regulate the entirety of Ben. Ben Liquidity generates interest and fee income earned in connection with the ExAlt Loans, which are collateralized by a portion of the cash flows from the exchanged alternative assets (the “Collateral”). While the ExAlt Loans and the related interest and fee income and provision for credit losses are eliminated upon consolidation of the Customer ExAlt Trusts solely for financial reporting purposes, such amounts directly impact the allocation of income (loss) to Ben’s and BCH’s equity holders.

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
The Corporate/Other category includes unallocated corporate overhead and administrative costs, gains (losses) on changes in the fair value of GWG Holdings, Inc. (“GWG Holdings” or “GWG”) common stock and, following the emergence from bankruptcy, interests in the GWG Wind Down Trust (the “GWG Wind Down Trust”) held by Ben, interest expenses incurred on corporate-related debt transactions, and the operations of Ben Insurance Services and Ben Markets, which are not considered reportable segments as they do not meet the quantitative criteria to be separately reported.
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
Our Ben Liquidity and Ben Custody business segments, which relate to our current operating subsidiaries that are owned by the holders of equity in the Company (including BCH), recognize revenue through (i) interest income on ExAlt Loans made to the Customer ExAlt Trusts in connection with our liquidity transactions for Customers, (ii) fee income billed at closing, but recognized as revenue ratably over the expected life of the alternative asset, for each liquidity transaction with Customers for services including access to and use of the AltAccess Platform, transfer of the alternative assets, and delivery of the consideration to the client, and (iii) recurring fee income recognized each period for providing services including trustee, custody, and trust administration of the Customer ExAlt Trusts while they hold investments. Ben Liquidity and Ben Custody revenue recognized for the three and six months ended September 30, 2023 and 2022 is as follows:
a.Ben Liquidity recognized $13.0 million and $10.9 million, in interest income during the three months ended September 30, 2023 and 2022, respectively. For the six months ended September 30, 2023 and 2022, Ben Liquidity recognized interest income of $25.0 million and $25.2 million, respectively.
b.Ben Custody recognized $6.5 million and $7.8 million, in trust services and administration revenues during the three months ended September 30, 2023 and 2022, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods. For the six months ended September 30, 2023 and 2022, Ben Custody recognized trust services and administration revenues of $13.1 million and $15.0 million, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods.
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

(in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Operating income (loss)*
Ben Liquidity	$(272,091)	$24,211	$(1,175,119)	$(8,640)
Ben Custody	(80,847)	6,274	(270,844)	12,437
Corporate & Other	(25,234)	(29,749)	(74,313)	(58,505)
Less: Income tax expense	—	887	—	1,284
Less: Net (income) loss attributable to noncontrolling interests – Ben	10,604	(192)	41,290	7,344
Less: Net income attributable to noncontrolling interests – CT	—	(893)	—	(2,689)
Less: Noncontrolling interest guaranteed payment	(4,167)	(3,926)	(8,272)	(7,794)
Net loss attributable to common shareholders	$(371,735)	$(5,162)	$(1,487,258)	$(59,131)
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
As a result, Ben’s primary tangible assets reflected on our consolidated statements of financial condition are investments, mainly comprised of alternative assets held by the Customer ExAlt Trusts and the primary sources of revenue reflected on our consolidated statements of comprehensive income (loss) are investment income (loss), net, which represents changes in the net asset value of these investments held by the Customer ExAlt Trusts, and gain (loss) on financial instruments, net, which represents changes in fair value of equity securities, debt securities, a derivative liability, and put options, primarily held by the Customer ExAlt Trusts. Such investment income (loss), net, and gain (loss) on financial instruments that are held by the Customer ExAlt Trusts, including interests in the GWG Wind Down Trust (formerly debt and equity securities issued by GWG Holdings), is included in the net income (loss) allocated to noncontrolling interests – Customer ExAlt Trusts in the consolidated statements of comprehensive income (loss). The revenues and expenses recognized in these line items for the activities of the Customer ExAlt Trusts do not directly impact net income (loss) attributable to Ben’s or BCH’s equity holders.
Instead, the interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts, which are eliminated in the presentation of our consolidated financial statements, directly impact the share of net income (loss) attributable to Ben’s and BCH’s equity holders. First, such eliminated amounts are earned from, and funded by, the Customer ExAlt Trusts, which are a noncontrolling interest. As a result, the eliminated amounts earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts serve to increase the attributable share of net income (loss) to Ben and BCH equity holders. Second, the terms of the 8th Amended and Restated LPA of BCH (the “BCH LPA”) provide that certain BCH income constituting the Excluded Amounts (as defined in the BCH LPA) are allocated to certain BCH equity holders that are noncontrolling interests. Excluded Amounts are directly impacted by the interest and/or fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts, which are eliminated in the presentation of our consolidated financial statements. Such allocation to these noncontrolling interest holders is expected to grow as we expand our operations.

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
Noncontrolling Interests
The consolidated financial statements of Ben include the accounts of Ben, its wholly-owned and majority-owned subsidiaries, certain VIEs, in which the Company is the primary beneficiary, and certain noncontrolling interests. The noncontrolling interests reflected in our consolidated financial statements represent the portion of BCH’s limited partnership interests or interests in the Customer ExAlt Trusts that are held by third parties. Amounts are adjusted by the noncontrolling interest holder’s proportionate share of the subsidiaries’ earnings or losses each period and for any distributions that are paid. The portion of income allocated to owners other than the Company is included in “net income (loss) attributable to noncontrolling interests” in the consolidated statements of comprehensive income (loss). Our primary noncontrolling interests are described in Part II, Item 7 to our Annual Report.
Recent Developments
Business Combination
On June 7, 2023, in accordance with the Business Combination Agreement dated September 21, 2022 and amended April 18, 2023, with Avalon Acquisition, Inc. (“Avalon”), (the “Business Combination Agreement,” and the transactions contemplated thereby, collectively, the “Business Combination”), the Company completed its previously announced de-SPAC merger transaction (the “Transaction”) with Avalon. In connection with the closing of the Transaction, among other things, the Company converted from a Delaware limited partnership to a Nevada corporation and changed its corporate name from “The Beneficient Company Group, L.P.” to “Beneficient” (the “Conversion”). Pursuant to the Conversion, each Class A Common Unit of BCG (“BCG Class A Common Unit”) converted into 1.25 shares of Class A common stock, par value $0.001 per share (“Class A common stock”), each Class B Common Unit of BCG (“BCG Class B Common Unit”) converted into 1.25 shares of Class B common stock, par value $0.001 per share (“Class B common stock” and together with the Class A common stock, the “Common Stock”), and the capital account balance of the Preferred Series B Subclass 2 Unit Accounts of BCG (the “BCG Preferred B-2 Unit Accounts”) converted into shares of Class A common stock at a rate based on a 20% discount to the $10.00 valuation of the Class A common stock. As a result, in the Conversion, we issued 86,116,884 shares of Class A common stock with respect to the BCG Class A Common Units, 19,140,451 shares of Class B common stock with respect to the BCG Class B Common Units and 94,050,534 shares of Class A common stock with respect to the BCG Preferred B-2 Unit Accounts.
In connection with the closing of the Transaction, the Company issued (i) an aggregate of approximately 7,971,864 shares of Class A common stock to the former holders of Class A common stock of Avalon, par value $0.0001 per share (“Avalon Class A common stock”), and Class B common stock of Avalon, par value $0.0001 per share (“Avalon Class B common stock”), outstanding immediately prior to June 7, 2023, and (ii) an aggregate of approximately 2,796,864 shares of Beneficient Series A Convertible Preferred Stock (the “Series A preferred stock”) to non-redeeming Avalon Class A stockholders, and the outstanding Avalon warrants converted into an aggregate of 23,625,000 redeemable Warrants, with each Warrant representing the right to purchase one share of Class A common stock and one share of Series A preferred stock at an exercise price of $11.50 (the “Warrants”). In accordance with their terms, all shares of Series A preferred stock issued at closing of the Transaction were automatically converted into shares of Class A common stock. At closing, $27.9 million of cash remained in the trust account of Avalon. There were $26.1 million in transaction expenses deducted from the trust account, $20.0 million of which represented the Reserve Amount (as defined in the Forward Purchase Agreement) under the Forward Purchase Agreement (as defined herein), that were either paid by Avalon prior to closing or offset against proceeds received by the Company at closing, leaving $1.8 million in net proceeds. Upon the Closing, the outstanding Series A preferred stock converted into an aggregate of approximately 687,588 shares of Class A common stock.
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
The Forward Purchase Agreement provides for two categories of FPA Shares: (i) 1,064,333 FPA Shares are categorized as “Purchased Shares” (the “Purchased Shares”) and (ii) the remaining 1,892,147 FPA Shares are categorized as “Prepaid Forward Shares” (the “Prepaid Forward Shares”). If by the 10th anniversary of the close of the Business Combination, Purchaser has received less than $5.0 million, in gross proceeds from, and Purchaser has used good faith efforts to sell, the Purchased Shares, Beneficient has agreed to cause BCH to issue Purchaser an amount of BCH Preferred Series A Subclass 0 Unit Accounts (“BCH Preferred A-0 Unit Accounts”) (or such other senior most preferred security of Beneficient) as consideration for any shortfall amounts less than $5.0 million from the sale of the Purchased Shares. Purchaser agreed for the first six months following the Business Combination not to sell any Purchased Shares below $5.00 per share or to sell more than 10% of the daily trading volume of the Class A common stock if the volume weighted average price of the Class A common stock is between $5.00 and $8.00 for any such trading day.
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
Prior to June 30, 2023, the Purchaser received $5.0 million in gross proceeds from the sale of a portion of the Purchased Shares. No sales of any of the Prepaid Forward Shares had occurred as of September 30, 2023. To the Company’s knowledge, all shares purchased by Purchaser in connection with the FPA were from unaffiliated third-parties.
Standby Equity Purchase Agreement
On June 27, 2023, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $250.0 million of Class A common stock at the Company’s request any time during the commitment period commencing on June 27, 2023 (the “Effective Date”) and terminating on the 36-month anniversary of the Effective Date. Each issuance and sale by the Company to Yorkville under the SEPA (an “Advance”) is subject to a maximum limit equal to the greater of: (i) an amount equal to 100% of the aggregate volume traded of the Company’s Class A common stock on the Nasdaq Stock Market, LLC (“Nasdaq”) for the five trading days immediately preceding an Advance Notice (as defined in the SEPA), or (ii) $10,000,000, which amount may be increased upon mutual consent.
The Company paid a structuring fee in cash and a commitment fee in an amount equal to $1.3 million (the “Commitment Fee”) by issuing 456,204 shares of Class A common stock. The Class A common stock was issued to Yorkville in July 2023.
On each of October 2, 2023 and October 4, 2023, Yorkville purchased 20,000 and 500,000 shares of Class A common stock for $2.39 and $1.27 per share, respectively, pursuant to the terms of the SEPA. Such issuances were in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act of 1933, as amended (“the Securities Act”) and Rule 506(b) promulgated thereunder.
Recent Debt Financings
On October 19, 2023, Beneficient Financing, L.L.C. (the “Borrower”), a wholly owned subsidiary the Company, and BCH, as guarantor (the “Guarantor” and together with the Borrower, the “Loan Parties”), entered into a Credit and Guaranty

Agreement (the “Credit Agreement”) with HH-BDH LLC (the “Lender”), as administrative agent. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Credit Agreement.
The Lender’s sole member is Hicks Holdings. The managing member of Hicks Holdings is Mr. Thomas O. Hicks, a member of the Company’s Board of Directors (the “Board”). The Lender will receive customary fees and expenses in its capacity as a lender and as the administrative agent under the Credit Agreement, as further described below. Hicks Holdings and Mr. Hicks may be deemed to have a direct or indirect material financial interest with respect to the transactions contemplated by the Credit Agreement, as described below. The Lender funded the amounts under the Credit Agreement with the proceeds of a third-party financing (the “Financing”).
The Credit Agreement provides for a three-year term loan in the aggregate principal amount of $25.0 million (the “Term Loan”), which was fully drawn on closing.
Borrowings under the Credit Agreement bear interest, at the Company’s option, calculated according to a base rate, adjusted term secured overnight financing rate (“SOFR”), or adjusted daily simple SOFR, plus an applicable margin, subject to a Maximum Rate determined by applicable law in the State of New York. The Company elected the adjusted daily simple SOFR with a margin of 6.5% for the first two years and 5.5% for the third year. Accrued and unpaid interest is payable monthly, upon prepayment, and at maturity. The Term Loan will mature on October 19, 2026, and all outstanding principal amounts and accrued and unpaid interest thereon shall be due and payable on such date.
Recent Financings
On December 1, 2022, Ben Liquidity entered into agreements to finance liquidity transactions with respect to alternative assets with a net asset value (“NAV”) of approximately $5.3 million as of the date of the financing agreement. Pursuant to such transactions, the Customer ExAlt Trusts agreed to acquire the alternative assets, and in exchange for the alternative assets, the customers agreed to receive units at a price of $10.00 of NAV per unit (calculated as of December 1, 2022), with each unit consisting of (i) one share of Class A common stock and (ii) one-fourth (1/4) of a Warrant. Such transactions closed in connection with the closing of the Business Combination, and the Company issued the investor 530,000 shares of Class A common stock and 132,500 Warrants.
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
Each share of Series B-1 Preferred Stock is convertible at the election of the holder into shares of Class A common stock based on an initial conversion price of $5.46 per share (the “Conversion Price”), subject to reset from time to time and a $2.73 per share floor price. On October 3, 2023, 3,768,995 shares of Series B-1 preferred stock converted into 13,805,841 shares of Class A common stock.
Recent Equity Issuances
On June 8, 2023, we issued 202,484 shares of Class A common stock to ACE Portal, Inc. in exchange for its Class S Ordinary Units of BCH (the “BCH Class S Ordinary Units”). Furthermore, we issued 202,058 shares of Class A common stock to an unrelated individual in exchange for his BCH Class S Ordinary Units. Such BCH Class S Ordinary Units held by ACE Portal, Inc. and such individual converted into shares of Class A common stock on a one-to-one basis pursuant to the terms of the BCH LPA.
On June 27, 2023, we issued 274,500 shares of our Class A common stock to Maxim Group LLC pursuant to a Settlement and Release Agreement dated June 7, 2023, entered into in connection with the Business Combination.
On August 22, 2023, we issued 2,917,807 shares of Class A common stock at a price per share of $2.29 in connection with the July 26, 2023 liquidity transaction mentioned above.
On each of October 2, 2023 and October 4, 2023, Yorkville purchased 20,000 and 500,000 shares of Class A common stock for $2.39 and $1.27 per share, respectively, pursuant to the terms of the SEPA. Such issuances were in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

Conversion of BCH Preferred Series C-1
Pursuant to the UPA, on July 10, 2023, the Preferred C-1 Unit Accounts of BCH (“the BCH Preferred C-1 Unit Accounts”) automatically converted into 44,040,761 shares of Class A common stock at approximately $4.66 per share, which represents the volume-weighted average trading price of the Class A common stock for the 20 trading days following the closing of the Business Combination.
Operating Cost Reduction Plan
On July 11, 2023, the Board approved certain measures to reduce the operating expenses of the Company with a view toward focusing resources on areas of current business needs. As part of this plan, we commenced the furlough of approximately 30 employees, representing approximately 20% of our workforce as of July 11, 2023. We also intend to reduce spending with third-party vendors in certain parts of our business as part of the plan to reduce operating expenses. Such reduction in vendor spend could decrease professional services and other expenses by up to approximately $35 million on an annualized basis from prior levels. For more information, see Item 9B to the Annual Report.
Effective November 3, 2023, the Board approved additional measures to reduce the operating expenses of the Company, including the termination of the previously furloughed employees and the layoff of an additional 15 employees, representing approximately an additional 10% of our workforce as of November 3, 2023. We also intend to continue to reduce spending with third-party vendors in certain parts of our business as part of our plan to further reduce operating expenses.
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
–Volatility in the Price of our Class A common stock. The price of our Class A common stock may impact our ability to enter into liquidity transactions with our Customers. If our stock price declines, our potential Customers may be less likely to engage with us and accept our Class A common stock in exchange for their alternative assets. Furthermore, a significant sustained decrease in our stock price has in the past been an indicator, and in the future may indicate, that impairment is present and may require a quantitative impairment assessment of our assets including goodwill and intangible assets. Any such future impairment charges for goodwill may reduce our overall assets and may result in a change in the perceived value of the Company and ultimately may be reflected as a reduction in the market price of our securities. Additionally, we may increasingly enter into financings in which the Customer ExAlt Trusts use our Class A common stock or convertible preferred stock as consideration to meet capital calls or make other capital contributions in alternative asset funds, which in turn hold such securities as an investment. Volatility, either positively or negatively, in the price of our Class A common stock may have a compounding effect on our consolidated investment income and cause further decreases in our stock price in the event our securities comprise a significant portion of such alternative asset funds’ aggregate assets.
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
Current Events
In October 2023, following a series of attacks by Hamas on Israeli civilian and military targets, Israel declared war on Hamas in Gaza. In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine and as a result, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The ongoing Russia-Ukraine conflict and Israel-Hamas conflict could have a negative impact on the economy and business activity globally (including in the countries in which the Customer ExAlt Trusts currently holds investments or may hold investments in the future), and therefore, could adversely affect the performance of the Customer ExAlt Trusts’ investments.
The extent and impact of any sanctions imposed in connection with the Russia-Ukraine conflict has caused and may continue to cause financial market volatility and impact the global economy. Volatility and disruption in the equity and credit markets can adversely affect the portfolio companies underlying the investments held by the Customer ExAlt Trusts and adversely affect the investment performance. Our ability to manage exposure to market conditions is limited. Market deterioration could cause the Company to experience reduced liquidity, earnings and cash flow, recognize impairment charges, or face challenges in raising capital and making investments on attractive terms. Adverse market conditions can also affect the ability of investment funds held by the Customer ExAlt Trusts to liquidate positions in a timely and efficient manner. As a result, this presents material uncertainty and risk with respect to the performance of the investments held by the Customer ExAlt Trusts, even though the Customer ExAlt Trusts do not hold any investments with material operations in Russia, Ukraine, or Israel. The cash flows from the investments held by the Customer Exalt Trusts serve as the collateral to the ExAlt Loans and the fees that are paid by the Customer ExAlt Trusts to Ben for administering these trusts, both of which are key determinants in the income allocated to Ben’s and BCH’s equity holders.
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
We continue to evaluate the impact of the ongoing Russia-Ukraine conflict, Israel-Hamas conflict and other items, such as inflation and rising interest rates, and assess the impact on financial markets and our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of new liquidity transactions with our customers.
Factors Affecting the Comparability of Our Financial Condition and Results of Operations
In addition to the items mentioned above in the “Recent Developments” section, our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, primarily for the following reasons:
–Utilization of Derivative Instruments to Manage Risk. Ben manages its exposure to market risks by utilizing various forms of derivative instruments to limit exposure to changes in the relative values of investments that may result from market developments. In April 2022, Ben made aggregate payments of $7.5 million to purchase additional put options that were sold in September 2023 for $1.0 million, resulting in a recognized loss of $0.7 million. The put options had a fair value of nil and $4.0 million as of September 30, 2023 and March 31, 2023, respectively. During the six months ended September 30, 2023 and September 30, 2022, Ben recognized net losses totaling $3.0 million and net gains of $2.7 million, respectively, on the put options held as of that date, of which approximately $2.0 million and $2.0 million, respectively, is attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction. There were no put options held as of September 30, 2023 or as the date of this report.
–Bankruptcy of GWG Holdings. On August 1, 2023 (the “Effective Date”), the plan of reorganization of GWG Holdings was declared effective. On the Effective Date, all securities previously issued by GWG Holdings were cancelled and converted to interests in the GWG Wind Down Trust. As of September 30, 2023, Ben held 0.8 million interests of Series A1 and 2.5 million interests of Series E of the GWG Wind Down Trust, and the Customer ExAlt Trusts held 82.0 million, 14.5 million, and 9.8 million interests of Series A1, Series A2, and Series E, respectively, of the GWG Wind Down Trust. These interests are accounted for at fair value, with unrealized gains (losses) recognized in earnings in the gain (loss) on financial instruments, net line item of the consolidated comprehensive statements of comprehensive income (loss). Fair value is calculated using quoted prices for similar instruments observed in the fixed income market and is classified as a Level 2 investment in the fair value hierarchy. Since the GWG Wind Down Trust’s primary asset is its investment in Ben, the Company’s Class A common stock quoted price is the underlying. Prior to the Effective Date, Ben held 2.5 million shares of GWG Holdings common stock and the Customer ExAlt Trusts held 9.8 million shares of GWG Holdings common stock and L Bonds due 2023 of GWG Life, LLC, a Delaware limited liability company and wholly-owned subsidiary of GWG Holdings (“GWG Life”) with an aggregate principal amount of $94.8 million (“L Bonds”). The investment in GWG Holdings’ common stock was accounted for at fair value with changes in fair value recognized in earnings. The investment in L Bonds was accounted for as an available-for-sale debt security, with unrealized gains (losses) recognized in accumulated other comprehensive income. Through September 30, 2023, Ben has recorded losses associated with its investment in the GWG Wind Down Trust (or GWG Holdings, as applicable) of $25.0 million and the Customer ExAlt Trusts have recorded losses associated with its investment in the GWG Wind Down Trust (or GWG Holdings, as applicable) totaling $174.3 million. As of September 30, 2023, the fair value of Ben’s interest in the GWG Wind Down Trust was $0.2 million and the fair value of the Customer ExAlt Trusts’ interest in the GWG Wind Down Trust was $22.3 million. Prior to the Effective Date, the Customer ExAlt Trusts recognized credit related losses on the L Bonds totaling $31.3 million. Additionally, on the Effective Date, the shared services agreement by and between Ben and GWG Holdings (the “Shared Services Agreement”) was terminated. Through September 30, 2023, Ben recognized losses on its related party receivable with GWG Holdings under the Shared Services Agreement totaling $15.6 million.
–Vesting of performance based awards. Certain of our restricted equity units were granted with a performance-based condition. The performance condition was met upon public listing and expense for vested units was recognized during the three months ended June 30, 2023. The recognition of the remaining compensation cost will be recognized over the remaining vesting period. Total recognized and unrecognized compensation cost related to these awards was approximately $3.4 million and $11.4 million for the three and six months ended September 30, 2023, respectively. Total unrecognized compensation cost related to these awards was approximately $4.0 million as of September 30, 2023.
–BCG Recapitalization. As part of the conversion to BCG Class A Common Units, additional value of approximately $15.0 million was provided to certain holders who are members of our Board. The additional value was accounted for as compensation, which resulted in stock-based compensation expense of $15.0 million during the six months ended September 30, 2023.
–Goodwill Impairment. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. Subsequent to the public listing on June 8, 2023, and through September 30, 2023, the Company has experienced a significant sustained decline in the price of its Class A common stock and its related market capitalization. We believe that these factors indicate that the fair value of our reporting units has more likely than not fallen below their carrying values as of September 30, 2023. As such, management performed an interim impairment test of goodwill as of June 30, 2023 and September 30, 2023, and recognized a non-cash goodwill impairment charge of $1.1 billion and $306.7 million during the three months ended June 30, 2023, and September 30, 2023, respectively, resulting in $1.4 billion of cumulative impairment at the Ben Liquidity and Ben Custody reporting units.
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

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Ben Liquidity
Loan payments received	$9,250	$6,214	$16,952	$12,054
Operating income (loss)	(272,091)	24,211	(1,175,119)	(8,640)
Adjusted operating income (loss)(1)	(4,738)	(1,393)	(14,297)	8,076
Ben Custody
Fee payments received	$2,409	$2,896	$4,361	$13,763
Operating income (loss)	(80,847)	6,274	(270,844)	12,437
Adjusted operating income(1)	5,625	6,274	10,933	12,437
Consolidated:
Revenue	$(42,761)	$(37,945)	$(45,504)	$(74,991)
Adjusted revenue(1)	(801)	(10,186)	22	(32,427)
Operating loss	(381,764)	(73,000)	(1,537,734)	(158,951)
Adjusted operating loss(1)	(21,170)	(33,949)	(45,690)	(81,071)

(dollars in thousands)	September 30, 2023		March 31, 2023
Ben Liquidity
Loans to Customer ExAlt Trusts, net	$291,781		$366,760
Allowance to total loans	47.14%		26.04%
Nonperforming loans to total loans	33.25%		37.03%
Ben Custody
Fees receivable	$49,180		$45,054
Deferred revenue	37,006		41,614
Customer ExAlt Trusts
Investments, at fair value	$457,548		$491,859
Distributions to Original Loan Balance	1.61	x	1.16	x
Total Value to Original Loan Balance	2.02	x	1.66	x
(1) Adjusted revenue and adjusted operating income (loss) are non-GAAP financial measures. For a definition and reconciliation to comparable U.S. GAAP metrics, please see the section titled “—Supplemental Unaudited Presentation of Non-GAAP Financial Information.”
Adjusted revenue. We define adjusted revenue as revenue adjusted to exclude the effect of mark-to-market adjustments on related party equity securities that were acquired both prior to and in the Collateral Swap, which on August 1, 2023, became interests in the GWG Wind Down Trust, and excludes the effect of interest income on related party available-for-sale debt securities, and income from the forfeiture of vested share-based compensation awards.
Operating income (loss) represents total revenues less operating expenses prior to the provision for income taxes.
Adjusted operating income (loss). We define adjusted operating income (loss) as operating income (loss), adjusted to exclude the effect of the adjustments to revenue described above, credit losses on related party available-for-sale debt securities acquired in the Collateral Swap, which on August 1, 2023, became interests in the GWG Wind Down Trust, and receivables from a related party that filed for bankruptcy, non-cash asset impairment, share-based compensation expense, audit fee normalization, and legal, professional services, and public relations costs related to the GWG Holdings bankruptcy, lawsuits, and a defunct product offering.
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
Allowance to Total Loans. Allowance to total loans is calculated as total allowance for credit loss divided by total loans. The increase in the allowance for credit losses was primarily driven by the adoption of CECL (defined herein), effective April 1, 2023, combined with initial allowances on new originations.
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
Principal Revenue and Expense Items
During the three and six months ended September 30, 2023 and 2022, we earned revenues on a consolidated basis from the following primary sources:
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
Additional components of our consolidated net earnings include:
•Gain (Loss) on Financial Instruments, net. Gain (loss) on financial instruments, net includes the change in fair value of our derivative liability, warrant liability, investments in public equity securities, private equity securities, and options. Included in our investment in private equity securities is our interest in the GWG Wind Down Trust. Fair value is determined using quoted market prices. Any realized gains and losses are recorded on a trade-date basis.
•Interest and Dividend Income. Interest and dividend income includes interest and dividends earned on cash held in banks.
•Provision for Credit Losses. Provision for credit losses represents the amount charged to earnings each period for credit losses incurred on available-for-sale debt securities and for allowances taken on financial assets, primarily receivables under the Shared Services Agreement with GWG Holdings.
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

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

(in thousands)	Three Months Ended September 30, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment loss, net	$—	$—	$(13)	$—	$—	$(13)
Loss on financial instruments, net	—	—	(41,875)	(900)	—	(42,775)
Interest and dividend income	—	—	2	112	—	114
Trust services and administration revenues	—	8	—	(95)	—	(87)

Intersegment revenues
Interest income	13,022	—	—	—	(13,022)	—
Trust services and administration revenues	—	6,482	—	—	(6,482)	—
Total revenues	13,022	6,490	(41,886)	(883)	(19,504)	(42,761)

External expenses
Employee compensation and benefits	1,482	545	—	13,371	—	15,398
Interest expense	2,120	—	1,794	1,200	—	5,114
Professional services	264	89	884	5,420	—	6,657
Loss on impairment of goodwill	220,212	86,472	—	—	—	306,684
Other expenses	533	231	26	4,360	—	5,150

Intersegment expenses
Interest expense	—	—	29,835	—	(29,835)	—
Provision for credit losses	60,502	—	—	—	(60,502)	—
Other expenses	—	—	3,850	—	(3,850)	—
Total expenses	285,113	87,337	36,389	24,351	(94,187)	339,003

Operating income (loss)	$(272,091)	$(80,847)	$(78,275)	$(25,234)	$74,683	(381,764)
Income tax expense						—
Net loss						$(381,764)

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED) (cont’d)

(in thousands)	Three Months Ended September 30, 2022
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment loss, net	$—	$—	$(17,099)	$—	$—	$(17,099)
Loss on financial instruments, net	—	—	(16,391)	(4,646)	—	(21,037)
Interest and dividend income	—	—	10	87	—	97
Trust services and administration revenues	—	8	—	—	—	8
Other income	—	—	—	86	—	86

Intersegment revenues
Interest income	10,894	—	—	—	(10,894)	—
Trust services and administration revenues	—	7,767	—	—	(7,767)	—
Total revenues	10,894	7,775	(33,480)	(4,473)	(18,661)	(37,945)

External expenses
Employee compensation and benefits	1,599	501	—	8,417	—	10,517
Interest expense	774	—	1,965	851	—	3,590
Professional services	815	820	2,374	10,223	—	14,232
Provision credit for credit losses	—	—	—	(10)	—	(10)
Other expenses	564	180	187	5,795	—	6,726

Intersegment expenses
Interest expense	—	—	26,927	—	(26,927)	—
Provision credit for credit losses	(17,069)	—	—	—	17,069	—
Other expenses	—	—	5,126	—	(5,126)	—
Total expenses	(13,317)	1,501	36,579	25,276	(14,984)	35,055

Operating income (loss)	$24,211	$6,274	$(70,059)	$(29,749)	$(3,677)	$(73,000)
Income tax expense						887
Net loss						$(73,887)

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

(in thousands)	Six Months Ended September 30, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income, net	$—	$—	$487	$—	$—	$487
Loss on financial instruments, net	—	—	(43,679)	(2,557)	—	(46,236)
Interest and dividend income	—	—	10	220	—	230
Trust services and administration revenues	—	15	—	—	—	15

Intersegment revenues
Interest income	25,028	—	—	—	(25,028)	—
Trust services and administration revenues	—	13,050	—	—	(13,050)	—
Total revenues	25,028	13,065	(43,182)	(2,337)	(38,078)	(45,504)

External expenses
Employee compensation and benefits	3,975	1,105	—	46,141	—	51,221
Interest expense	2,878	—	3,668	2,352	—	8,898
Professional services	897	589	2,145	13,399	—	17,030
Loss on impairment of goodwill	1,121,212	281,777	—	—	—	1,402,989
Other expenses	1,187	438	383	10,084	—	12,092

Intersegment expenses
Interest expense	—	—	59,615	—	(59,615)	—
Provision for credit losses	69,998	—	—	—	(69,998)	—
Other expenses	—	—	7,694	—	(7,694)	—
Total expenses	1,200,147	283,909	73,505	71,976	(137,307)	1,492,230

Operating loss	$(1,175,119)	$(270,844)	$(116,687)	$(74,313)	$99,229	$(1,537,734)
Income tax expense						—
Net loss						$(1,537,734)

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED) (cont’d)

(in thousands)	Six Months Ended September 30, 2022
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment loss, net	$—	$—	$(42,216)	$—	$—	$(42,216)
Loss on financial instruments, net	—	—	(27,176)	(5,882)	—	(33,058)
Interest and dividend income	—	—	15	167	—	182
Trust services and administration revenues	—	15	—	—	—	15
Other income	—	—	—	86	—	86

Intersegment revenues
Interest income	25,205	—	—	—	(25,205)	—
Trust services and administration revenues	—	15,049	—	—	(15,049)	—
Total revenues	25,205	15,064	(69,377)	(5,629)	(40,254)	(74,991)

External expenses
Employee compensation and benefits	3,802	959	—	17,321	—	22,082
Interest expense	1,407	—	4,294	1,508	—	7,209
Professional services	1,509	1,325	2,956	16,299	—	22,089
Provision for credit losses	—	—	12,607	6,174	—	18,781
Other expenses	1,095	343	787	11,574	—	13,799

Intersegment expenses
Interest expense	—	—	50,618	—	(50,618)	—
Provision for credit losses	26,032	—	—	—	(26,032)	—
Other expenses	—	—	9,592	—	(9,592)	—
Total expenses	33,845	2,627	80,854	52,876	(86,242)	83,960

Operating income (loss)	$(8,640)	$12,437	$(150,231)	$(58,505)	$45,988	$(158,951)
Income tax expense						1,284
Net loss						$(160,235)

CONSOLIDATED
Results of Operations — Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022, and the Six Months Ended September 30, 2023 Compared to the Six Months Ended September 30, 2022 (Unaudited)
Revenues (in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Investment income (loss), net	$(13)	$(17,099)	$487	$(42,216)
Loss on financial instruments, net	(42,775)	(21,037)	(46,236)	(33,058)
Interest and dividend income	114	97	230	182
Trust services and administration revenues	(87)	8	15	15
Other income	—	86	—	86
Total revenues	$(42,761)	$(37,945)	$(45,504)	$(74,991)
Three Months Ended September 30, 2023 and 2022
Investment loss, net decreased $17.1 million for the three months ended September 30, 2023, compared to the same period of 2022, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts. Investment loss was nominal for the three months ended September 30, 2023, which was driven by $3.1 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, $1.6 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar, and $1.5 million of downward quoted market price adjustments. Investment loss was $17.1 million for the three months ended September 30, 2022, which was driven by $8.9 million of downward quoted market price adjustments, $5.3 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar, and $4.2 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor.
Loss on financial instruments, net increased $21.7 million for the three months ended September 30, 2023, compared to the same period of 2022, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the three months ended September 30, 2023 was primarily driven by a $41.8 million decrease in the value of our interests in the GWG Wind Down Trust. Such decrease is net of a $13.7 million gain recognized upon reclassification of unrealized net gains related to the Company’s previously classified available-for-sale debt securities from accumulated other comprehensive income. Additional drivers included a $0.7 million net decrease in the fair value of public equity securities combined with a $0.7 million decrease to the fair value of put options held, partially offset by a $0.2 million decrease in the fair value of a derivative liability and a $0.2 million decrease in the fair value of a warrant liability. Loss on financial instruments, net for the three months ended September 30, 2022 included a $27.3 million net decrease to the fair value of public equity securities partially offset by a $5.3 million decrease in the fair value of a derivative liability and a $1.0 million increase to the fair value of put options held. The decline in market price for public equity securities was due to a variety of factors, including principally declines in the securities of GWG Holdings.
Six Months Ended September 30, 2023 and 2022
Investment income (loss), net increased $42.7 million for the six months ended September 30, 2023, compared to the same period of 2022, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts. Investment income was $0.5 million for the six months ended September 30, 2023, which was driven by $6.2 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, $4.7 million of downward quoted market price adjustments, and $1.0 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar. Investment loss was $42.2 million for the six months ended September 30, 2022, which was driven by $17.6 million of downward quoted market price adjustments, $16.2 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, and $9.4 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar.

Loss on financial instruments, net increased $13.2 million for the six months ended September 30, 2023, compared to the same period of 2022, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the six months ended September 30, 2023 was primarily driven by a $41.8 million decrease in the value of our interests in the GWG Wind Down Trust. Such decrease is net of a $13.7 million gain recognized upon reclassification of unrealized net gains related to the Company’s previously classified available-for-sale debt securities from accumulated other comprehensive income. Additional drivers include a $4.4 million decrease in the fair value of public equity securities combined with a $3.0 million decrease to the fair value of put options held, partially offset by a $1.6 million decrease in the fair value of a derivative liability and a $1.7 million decrease in the fair value of a warrant liability. Loss on financial instruments, net for the six months ended September 30, 2022 includes a $42.6 million decrease to the fair value of public equity security partially offset by a $3.8 million decrease in the fair value of a derivative liability, $2.7 million increase to the fair value of put options held, and a $3.0 million upward adjustment to private equity securities. The decline in market price for public equity securities, was due to a variety of factors, including principally declines in the securities of GWG Holdings due to GWG Holdings’ pending reorganization under the Chapter 11 of the Bankruptcy Code.
Interest and Operating Expenses (in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Employee compensation and benefits	$15,398	$10,517	$51,221	$22,082
Interest expense (including amortization of deferred financing costs)	5,114	3,590	8,898	7,209
Professional services	6,657	14,232	17,030	22,089
Provision for (reversal of) credit losses	—	(10)	—	18,781
Loss on impairment of goodwill	306,684	—	1,402,989	—
Other expenses	5,150	6,726	12,092	13,799
Total expenses	$339,003	$35,055	$1,492,230	$83,960
Three Months Ended September 30, 2023 and 2022
Employee compensation and benefits increased $4.9 million for the three months ended September 30, 2023, compared to the same period in 2022. The increase was driven by a $5.8 million increase in equity-based compensation, partially offset by a $0.9 million decrease in payroll and other benefit related costs due to a lower headcount in 2023 as compared to 2022 primarily due to the employees furloughed in 2023. The increase in equity based compensation was driven by $3.4 million recognized upon vesting of awards previously subject to a performance condition, which was satisfied by Ben’s public listing in June 2023. With the implementation of our operating cost reduction plan, as updated subsequent to September 30, 2023, employee compensation and benefits is expected to decrease by nearly $1.0 million per month beginning in November 2023.
Interest expense increased $1.5 million for the three months ended September 30, 2023, compared to the same period in 2022, primarily due a $1.3 million decrease in the amortization of deferred financing costs accounted for as a premium.
Professional services expenses decreased $7.6 million for the three months ended September 30, 2023, compared to the same period in 2022, primarily due to a $3.8 million decrease in legal fees combined with a $2.2 million decrease in other professional fees. With the implementation of our operating cost reduction plan, as updated subsequent to September 30, 2023, professional services and other expenses combined could decrease up to approximately $35.0 million to $37.5 million on an annualized basis from their levels prior to the implementation of the cost reduction plan.
During the three months ended September 30, 2023, we completed an interim impairment test for goodwill and as a result, recorded a non-cash impairment charge of $306.7 million. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.
Other expenses decreased $1.6 million for the three months ended September 30, 2023, compared to the same period in 2022, primarily driven by a decrease in other insurance and taxes. The table below provides additional detail regarding our other expenses. As mentioned above, with the implementation of our operating cost reduction plan, as updated subsequent to September 30, 2023, other expenses are expected to continue to decrease.

Other Expenses (in thousands)

	Three Months Ended September 30,
	2023	2022
Travel and entertainment	$1,540	$1,847
Depreciation and amortization	991	872
Other insurance and taxes	811	2,075
Other expenses	779	959
Software license and maintenance	724	549
Occupancy and equipment	305	424
Total other expenses	$5,150	$6,726
Six Months Ended September 30, 2023 and 2022
Employee compensation and benefits increased $29.1 million for the six months ended September 30, 2023, compared to the same period in 2022. The increase was driven by a $29.3 million increase in equity-based compensation, slightly offset by a $0.1 million decrease in payroll and other benefit related costs. The increase in equity based compensation was driven by $11.4 million recognized upon vesting of awards previously subject to a performance condition, which was satisfied by Ben’s public listing in June 2023 and $15.0 million recognized as a result of transactions completed as part of the recapitalization of BCG (the “BCG Recapitalization”) in connection with the Business Combination. With the implementation of our operating cost reduction plan, as updated subsequent to September 30, 2023, employee compensation and benefits is expected to decrease by nearly $1.0 million per month beginning in November 2023.
Interest expense increased $1.7 million for the six months ended September 30, 2023, compared to the same period in 2022. The increase was primarily driven by a $1.2 million decrease in the amortization of deferred financing costs accounted for as a premium.
Professional services expenses decreased $5.1 million for the six months ended September 30, 2023, compared to the same period in 2022, primarily due to a decrease in legal fees of $2.8 million combined with decreases in consulting fees and internal audit fees.
Provision for credit losses decreased $18.8 million for the six months ended September 30, 2023, compared to the same period in 2022. Provision for credit losses for the six months ended September 30, 2022 included a $12.6 million credit related loss on the investments in L Bonds held by the Customer ExAlt Trusts, and $6.2 million of additional allowances taken on receivables under the Shared Services Agreement with GWG Holdings existing on the date that GWG Holdings filed for bankruptcy.
During the six months ended September 30, 2023, we completed an interim impairment test for goodwill and as a result, recorded a non-cash impairment charge of $1.4 billion. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.
Other expenses decreased $1.7 million for the six months ended September 30, 2023, compared to the same period in 2022. The table below provides additional detail regarding our other expenses.

Other Expenses (in thousands)

	Six Months Ended September 30,
	2023	2022
Travel and entertainment	$3,368	$3,739
Other insurance and taxes	2,871	3,686
Depreciation and amortization	1,922	1,649
Other expenses	1,867	2,897
Software license and maintenance	1,437	1,206
Occupancy and equipment	627	622
Total other expenses	$12,092	$13,799
BEN LIQUIDITY
Results of Operations — Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022, and the Six Months Ended September 30, 2023 Compared to the Six Months Ended September 30, 2022 (Unaudited)

(in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Interest income	$13,022	$10,894	$25,028	$25,205
Total revenues	13,022	10,894	25,028	25,205

Expenses
Employee compensation and benefits	1,482	1,599	3,975	3,802
Interest expense (including amortization of deferred financing costs)	2,120	774	2,878	1,407
Professional services	264	815	897	1,509
Provision for (reversal of) credit losses	60,502	(17,069)	69,998	26,032
Loss on impairment of goodwill	220,212	—	1,121,212	—
Other expenses	533	564	1,187	1,095
Total expenses	285,113	(13,317)	1,200,147	33,845
Operating income (loss)	$(272,091)	$24,211	$(1,175,119)	$(8,640)
Three Months Ended September 30, 2023 and 2022
Interest income increased $2.1 million during the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily driven by a $2.5 million increase in interest earned on new originations and the compounding of interest, partially offset by a $0.7 million decrease in interest income earned from loans on nonaccrual during the three months ended September 30, 2023.
Interest expense increased $1.3 million during the three months ended September 30, 2023 compared to the same period in 2022, primarily driven by a $1.3 million decrease in the amortization of deferred financing costs accounted for as a premium.
Professional services decreased $0.6 million during the three months ended September 30, 2023 compared to the same period in 2022, primarily driven by decreases in internal audit fees, marketing, and other professional fees.
Provision for credit losses was $60.5 million for the three months ended September 30, 2023, including $47.1 million in credit losses primarily driven by a decrease in collateral comprised of related party equity interests. The remainder of the provision was primarily due to a net decrease in collateral values and resulting expected cash flows related to the loan portfolio, combined with an increased amortized cost basis due to new originations and interest capitalizing at a higher rate than loan payments.
During the three months ended September 30, 2023, we completed an interim impairment test for goodwill and as a result, recorded a non-cash impairment charge of $220.2 million for Ben Liquidity. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.
Six Months Ended September 30, 2023 and 2022
Interest income decreased $0.2 million during the six months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily driven by a $5.4 million decrease in interest income earned from loans moving to nonaccrual during the six months ended September 30, 2023 combined with a decrease in interest income earned due to loan prepayments resulting in lower outstanding loan balances. The decrease was mostly offset by a $4.7 million increase in interest earned on new originations and the compounding of interest.
Interest expense, including amortization of deferred financing costs, increased $1.5 million for the six months ended September 30, 2023, compared to the same period in 2022, primarily driven by a $1.2 million decrease in deferred financing costs accounted for as a premium.
Professional services decreased $0.6 million during the six months ended September 30, 2023 compared to the same period in 2022, primarily driven by decreases in internal audit fees, marketing, and other professional fees.
Provision for credit losses was $70.0 million for the six months ended September 30, 2023, including $39.6 million in credit losses driven by a decrease in collateral comprised of related party equity interests. The remainder of the provision was primarily due to a net decrease in collateral values and resulting expected cash flows related to the loan portfolio, combined with an increased amortized cost basis due to new originations and interest capitalizing at a higher rate than loan payments.
During the six months ended September 30, 2023, we completed an interim impairment test for goodwill and as a result, recorded a non-cash impairment charge of $1.1 billion for Ben Liquidity. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.
BEN CUSTODY
Results of Operations — Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022, and the Six Months Ended September 30, 2023 Compared to the Six Months Ended September 30, 2022 (Unaudited)

(in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenues
Trust services and administration revenues	$6,490	$7,775	$13,065	$15,064

Expenses
Employee compensation and benefits	545	501	1,105	959
Professional services	89	820	589	1,325
Loss on impairment of goodwill	86,472	—	281,777	—
Other expenses	231	180	438	343
Total expenses	87,337	1,501	283,909	2,627
Operating income	$(80,847)	$6,274	$(270,844)	$12,437
Three Months Ended September 30, 2023 and 2022
Trust services and administration revenues decreased $1.3 million for the three months ended September 30, 2023, compared to the same period in 2022 driven by a decrease in the NAV of the alternative assets held by the Customer ExAlt Trusts, which is an input into the calculation of the recurring trust services revenues.

Professional services expenses decreased $0.7 million for the three months ended September 30, 2023, compared to the same period in 2022 driven by a decrease in consulting fees for compliance initiatives in the prior period.
During the three months ended September 30, 2023, we completed an interim impairment test for goodwill and as a result, recorded a non-cash impairment charge of $86.5 million for Ben Custody. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.
Six Months Ended September 30, 2023 and 2022
Trust services and administration revenues decreased $2.0 million for the six months ended September 30, 2023, compared to the same period in 2022, driven by a decrease in the NAV of the alternative assets held by the Customer ExAlt Trusts, which is an input into the calculation of the recurring trust services revenues.
Professional services expenses decreased $0.7 million for the six months ended September 30, 2023, compared to the same period in 2022, primarily due to a decrease in consulting fees for compliance initiatives in the prior period.
During the six months ended September 30, 2023, we completed an interim impairment test for goodwill and as a result, recorded a non-cash impairment charge of $281.8 million for Ben Custody. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.
CUSTOMER EXALT TRUSTS
Results of Operations — Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022, and the Six Months Ended September 30, 2023 Compared to the Six Months Ended September 30, 2022 (Unaudited)

(in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenues
Investment income (loss), net	$(13)	$(17,099)	$487	$(42,216)
Loss on financial instruments, net	(41,875)	(16,391)	(43,679)	(27,176)
Interest and dividend income	2	10	10	15
Total revenues	(41,886)	(33,480)	(43,182)	(69,377)

Expenses
Interest expense	31,629	28,892	63,283	54,912
Professional services	884	2,374	2,145	2,956
Provision for credit losses	—	—	—	12,607
Other expenses	3,876	5,313	8,077	10,379
Total expenses	36,389	36,579	73,505	80,854
Operating loss	$(78,275)	$(70,059)	$(116,687)	$(150,231)
Three Months Ended September 30, 2023 and 2022
Investment income (loss), net decreased $17.1 million for the three months ended September 30, 2023, compared to the same period of 2022, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts. Investment loss was nominal for the three months ended September 30, 2023, which was driven by $3.1 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, $1.6 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar, and $1.5 million of downward quoted market price adjustments. Investment loss was $17.1 million for the three months ended September 30, 2022, which was driven by $8.9 million of downward quoted market price adjustments, $5.3 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar, and $4.2 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor.
Loss on financial instruments, net increased $25.5 million for the three months ended September 30, 2023, compared to the same period of 2022, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for three months ended September 30, 2023, was primarily driven by a $41.4 million decrease in the value of our interests in the GWG Wind Down Trust. Such decrease is net of a $13.7 million gain recognized upon reclassification of unrealized net gains related to the Company’s previously classified available-for-sale debt securities from accumulated other comprehensive income. Additional drivers included $0.7 million net decrease in the fair value of public equity securities partially offset by a $0.2 million decrease in the fair value of a derivative liability. Loss on financial instruments, net for the three months ended September 30, 2022 represented a $21.6 million decrease to the fair value of public equity securities combined with a $5.3 million decrease in the fair value of a derivative liability. The decline in market price for public equity securities was due to a variety of factors, including principally declines in the securities of GWG Holdings.
Interest expense increased $2.7 million for the three months ended September 30, 2023, compared to the same period in 2022, which reflects an increase in contractual interest due on the ExAlt Loans, driven by the origination of new liquidity transactions and the compounding of paid-in-kind interest, partially offset by a $0.2 million decrease in interest expense recognized on the Customer ExAlt Trust loan payable.
Professional services decreased $1.5 million for the three months ended September 30, 2023, compared to the same period in 2022, driven by decreases in general professional expenses such as audit, consulting, and other professional fees.
Other expenses decreased $1.4 million for the three months ended September 30, 2023, compared to the same period in 2022, due to a decrease in trust administration fees and other expenses principally driven by a decrease in the NAV of the alternative assets held by the Customer ExAlt Trusts.
Six Months Ended September 30, 2023 and 2022
Investment income (loss), net increased $42.7 million for the six months ended September 30, 2023, compared to the same period of 2022, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts. Investment income was $0.5 million for the six months ended September 30, 2023, which was driven by $6.2 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, $4.7 million of downward quoted market price adjustments, and $1.1 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar. Investment loss was $42.2 million for the six months ended September 30, 2022, which was driven by $17.6 million of downward quoted market price adjustments, $16.2 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, and $9.4 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar.
Loss on financial instruments, net increased $16.5 million for the six months ended September 30, 2023, compared to the same period of 2022, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the six months ended September 30, 2023 was primarily driven by a $41.4 million decrease in the value of our interests in the GWG Wind Down Trust. Such decrease is net of a $13.7 million gain recognized upon reclassification of unrealized net gains related to the Company’s previously classified available-for-sale debt securities from accumulated other comprehensive income. Additional drivers included a $4.4 million decrease in the fair value of public equity securities partially offset by a $1.6 million decrease in the fair value of a derivative liability. Loss on financial instruments, net for the six months ended September 30, 2022 represented a $33.9 million decrease to the fair value of public equity securities, offset by a $3.8 million decrease in the fair value of a derivative liability and a $3.0 million upward adjustment to private equity securities. The decline in market price for public equity securities was due to a variety of factors, including principally declines in the securities of GWG Holdings.
Interest expense increased $8.4 million for the six months ended September 30, 2023, compared to the same period in 2022, which reflects an increase in contractual interest on the ExAlt Loans, driven by the origination of new liquidity transactions and the compounding of effects of paid-in-kind interest, slightly offset by a $0.6 million decrease in interest expense recognized on the Customer ExAlt Trust loan payable.
Professional services decreased $0.8 million for the six months ended September 30, 2023, which represented decreases in general professional expenses such as audit, consulting, and other professional fees.

Provision for credit losses decreased $12.6 million for the six months ended September 30, 2023, compared to the same period in 2022. Provision for credit losses for the six months ended September 30, 2022 included a $12.6 million credit related loss on the investments in L Bonds held by the Customer ExAlt Trusts.
Other expenses decreased $2.3 million for the six months ended September 30, 2023, compared to the same period in 2022, due to decrease in trust administration fees and other expenses principally driven by a decrease in the NAV of the alternative assets held by the Customer ExAlt Trusts.
CORPORATE AND OTHER
Results of Operations — Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022, and the Six Months Ended September 30, 2023 Compared to the Six Months Ended September 30, 2022 (Unaudited)

(in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenues
Loss on financial instruments, net	$(900)	$(4,646)	$(2,557)	$(5,882)
Interest income	112	87	220	167
Trust services and administration revenues	(95)	—	—	—
Other income	—	86	—	86
Total revenues	(883)	(4,473)	(2,337)	(5,629)

Expenses
Employee compensation and benefits	13,371	8,417	46,141	17,321
Interest expense (including amortization of deferred financing costs)	1,200	851	2,352	1,508
Professional services	5,420	10,223	13,399	16,299
Provision for credit losses	—	(10)	—	6,174
Other expenses	4,360	5,795	10,084	11,574
Total expenses	24,351	25,276	71,976	52,876
Operating loss	$(25,234)	$(29,749)	$(74,313)	$(58,505)
Three Months Ended September 30, 2023 and 2022
Loss on financial instruments, net decreased $3.7 million for the three months ended September 30, 2023, compared to the same period of 2022, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the three months ended September 30, 2023, included a $0.7 million decrease to the fair value of put options held, $0.4 million decrease in the fair value of our interests in the GWG Wind Down Trust, partially offset by a $0.2 million decrease in the fair value of a warrant liability. Loss on financial instruments, net for the three months ended September 30, 2022, included a $5.6 million decrease to the fair value of public equity securities, which consisted of shares of GWG Holdings, partially offset by a $1.0 million increase in the fair value of put options held. The fair value was calculated using quoted market prices at each period end. The decline in market price for public equity securities was due to a variety of factors, including principally declines in the securities of GWG Holdings.
Employee compensation and benefits increased $5.0 million for the three months ended September 30, 2023, compared to the same period in 2022. The increase was driven by a $5.8 million increase in equity-based compensation, partially offset by a $0.8 million decrease in payroll and other benefit-related costs due to a lower headcount in 2023 as compared to 2022 primarily due to the employees furloughed in 2023. The increase in equity based compensation was driven by $3.4 million recognized upon vesting of awards previously subject to a performance condition, which was satisfied by Ben’s public listing in June 2023.
Professional services decreased $4.8 million during the three months ended September 30, 2023, compared to the same period in 2022, primarily due to a decrease in legal fees combined with a decrease in other professional fees.

Other expenses decreased $1.4 million during the three months ended September 30, 2023, compared to the same period in 2022, primarily driven by a decrease in other insurance and taxes.
Six Months Ended September 30, 2023 and 2022
Loss on financial instruments, net decreased $3.3 million for the six months ended September 30, 2023, compared to the same period of 2022, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the six months ended September 30, 2023, includes a $3.0 million decrease to the fair value of put options held, $0.8 million decrease in the fair value of public equity securities, which consisted of shares of GWG Holdings, $0.4 million decrease in the fair value of our interest in the GWG Wind Down Trust, partially offset by a $1.7 million decrease in the fair value of a warrant liability. Loss on investments in securities and options for the six months ended September 30, 2022, included a $8.6 million decrease to the fair value of public equity securities, which consisted of shares of GWG Holdings, partially offset by a $2.7 million net increase to the fair value of put options held. The fair value was calculated using quoted market prices at each period end. The decline in market price for public equity securities was due to a variety of factors, including principally declines in the securities of GWG Holdings.
Employee compensation and benefits increased $28.8 million for the six months ended September 30, 2023, compared to the same period in 2022. The increase was driven by a $29.3 million increase in equity-based compensation partially offset by a $0.4 million decrease in payroll and other benefit-related costs. The increase in equity based compensation was driven by $11.4 million recognized upon vesting of awards previously subject to a performance condition, which was satisfied by Ben’s public listing in June 2023 and $15.0 million recognized as a result of transactions completed as part of the BCG Recapitalization.
Interest expense, including amortization of deferred financing costs, increased $0.8 million for the six months ended September 30, 2023, compared to the same period in 2022. The increase in interest expense was primarily due an increase of $0.8 million in interest expense on other borrowings.
Professional services decreased $2.9 million during the six months ended September 30, 2023, compared to the same period in 2022, primarily due to a decrease in legal fees, recruiting expenses, and other professional fees.
Provision for credit losses was nil for the six months ended September 30, 2023, compared to $6.2 million for the same period of 2022. The prior period provision primarily represented additional allowances recorded against receivables under the Shared Services Agreement with GWG Holdings.
Other expenses decreased $1.5 million for the six months ended September 30, 2023, compared to the same period in 2022, primarily driven by a $0.9 million decrease in other insurance and taxes combined with a $0.7 million prior year write-off of internal software.
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
We define adjusted revenue as revenue adjusted to exclude the effect of mark-to-market adjustments on related party equity securities that were acquired both prior to and during the Collateral Swap, which on August 1, 2023, became interests in the GWG Wind Down Trust, and excludes the effect of interest income on related party available-for-sale debt securities, which on August 1, 2023, became interests in the GWG Wind Down Trust, and income from the forfeiture of vested share-based compensation awards.
We define adjusted operating income (loss) as operating income (loss), adjusted to exclude the effect of the adjustments to revenue as described above, credit losses on related party available-for-sale debt securities that were acquired in the Collateral Swap, which on August 1, 2023, became interests in the GWG Wind Down Trust, and receivables from a related party that filed for bankruptcy, non-cash asset impairment, share-based compensation expense, audit fee normalization, and legal, professional services, and public relations costs related to the GWG Holdings bankruptcy, lawsuits, a defunct product offering, and certain employee matters, including fees incurred in arbitration with a former director.

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
The following tables set forth a reconciliation of adjusted revenue to revenue and adjusted operating income (loss) to operating income (loss), the most directly comparable U.S. GAAP measures, using data derived from our consolidated financial statements for the periods indicated:

(in thousands)	Three Months Ended September 30, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$13,022	$6,490	$(41,886)	$(883)	$(19,504)	$(42,761)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	41,523	437	—	41,960
Adjusted revenues	$13,022	$6,490	$(363)	$(446)	$(19,504)	$(801)

Operating income (loss)	$(272,091)	$(80,847)	$(78,275)	$(25,234)	$74,683	$(381,764)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	41,523	437	—	41,960
Intersegment reversal of provision for credit losses on collateral comprised of interests in the GWG Wind Down Trust	47,141	—	—	—	(47,141)	—
Provision for credit losses related to formerly held available-for-sale debt securities of related party	—	—	—	—	—	—
Provision for credit losses related to receivables from related party	—	—	—	—	—	—
Goodwill impairment	220,212	86,472	—	—	—	306,684
Share-based compensation expense	—	—	—	8,503	—	8,503
Legal and professional fees(1)	—	—	—	3,447	—	3,447
Defunct product offering costs	—	—	—	—	—	—
Adjusted operating income (loss)	$(4,738)	$5,625	$(36,752)	$(12,847)	$27,542	$(21,170)
(1) Includes legal and professional fees related to GWG Holdings bankruptcy, lawsuits, public relations, and employee matters.

(in thousands)	Three Months Ended September 30, 2022
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$10,894	$7,775	$(33,480)	$(4,473)	$(18,661)	$(37,945)
Mark to market adjustment on equity security of related party	—	—	22,134	5,625	—	27,759
Adjusted revenues	$10,894	$7,775	$(11,346)	$1,152	$(18,661)	$(10,186)

Operating income (loss)	$24,211	$6,274	$(70,059)	$(29,749)	$(3,677)	$(73,000)
Mark to market adjustment on equity security of related party	—	—	22,134	5,625	—	27,759
Intersegment reversal of provision for loan losses on collateral comprised of related party equity securities	(25,604)	—	—	—	25,604	—
Provision for credit losses related to available-for-sale debt securities of related party	—	—	—	13	—	13
Provision for credit losses related to receivables from related party	—	—	—	(23)	—	(23)
Goodwill impairment	—	—	—	—	—	—
Share-based compensation expense	—	—	—	2,737	—	2,737
Legal and professional fees(1)	—	—	—	4,820	—	4,820
Defunct product offering costs	—	—	—	3,745	—	3,745
Adjusted operating income (loss)	$(1,393)	$6,274	$(47,925)	$(12,832)	$21,927	$(33,949)
(1) Includes legal and professional fees related to initial registration initiatives, GWG Holdings bankruptcy, lawsuits, public relations and employee matters.

(in thousands)	Six Months Ended September 30, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$25,028	$13,065	$(43,182)	$(2,337)	$(38,078)	$(45,504)
Mark to market adjustment interests in the GWG Wind Down Trust	—	—	44,367	1,159	—	45,526
Adjusted revenues	$25,028	$13,065	$1,185	$(1,178)	$(38,078)	$22

Operating income (loss)	$(1,175,119)	$(270,844)	$(116,687)	$(74,313)	$99,229	$(1,537,734)
Mark to market adjustment interests in the GWG Wind Down Trust	—	—	44,367	1,159	—	45,526
Intersegment provision for credit losses on collateral comprised of interests in the GWG Down Trust	39,610	—	—	—	(39,610)	—
Provision for credit losses related to formerly held available-for-sale debt securities of related party	—	—	—	—	—	—
Provision for credit losses related to receivables from related party	—	—	—	—	—	—
Goodwill impairment	1,121,212	281,777	—	—	—	1,402,989
Share-based compensation expense	—	—	—	35,504	—	35,504
Legal and professional fees(1)	—	—	—	8,025	—	8,025
Defunct product offering costs	—	—	—	—	—	—
Adjusted operating income (loss)	$(14,297)	$10,933	$(72,320)	$(29,625)	$59,619	$(45,690)
(1) Includes legal and professional fees related to GWG Holdings bankruptcy, lawsuits, public relations, and employee matters.

(in thousands)	Six Months Ended September 30, 2022
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$25,205	$15,064	$(69,377)	$(5,629)	$(40,254)	$(74,991)
Mark to market adjustment on equity security of related party	—	—	33,939	8,625	—	42,564
Adjusted revenues	$25,205	$15,064	$(35,438)	$2,996	$(40,254)	$(32,427)

Operating income (loss)	$(8,640)	$12,437	$(150,231)	$(58,505)	$45,988	$(158,951)
Mark to market adjustment on equity security of related party	—	—	33,939	8,625	—	42,564
Intersegment provision for loan losses on collateral comprised of related party equity securities	16,716	—	—	—	(16,716)	—
Provision for credit losses related to available-for-sale debt securities of related party	—	—	12,607	14	—	12,621
Provision for credit losses related to receivables from related party	—	—	—	6,160	—	6,160
Goodwill impairment	—	—	—	—	—	—
Share-based compensation expense	—	—	—	6,244	—	6,244
Legal and professional fees(1)	—	—	—	6,477	—	6,477
Defunct product offering costs	—	—	—	3,814	—	3,814
Adjusted operating income (loss)	$8,076	$12,437	$(103,685)	$(27,171)	$29,272	$(81,071)
(1) Includes legal and professional fees related to initial uplist to Nasdaq, GWG Holdings bankruptcy, lawsuits, public relations, and employee matters.

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
As of September 30, 2023, Ben Liquidity’s loan portfolio consisted of ExAlt Loans to the Customer ExAlt Trusts with an aggregate principal amount outstanding of $552.0 million, including accrued interest that has been capitalized on the ExAlt Loans. Ben Liquidity’s ExAlt Loans are structured as loans with a maturity date of 12 years that bear contractual interest at a variable rate or fixed rate that compounds monthly. The ExAlt Loans made prior to December 31, 2020 have a variable interest rate established off of a base rate of 14%, and ExAlt Loans made on or after December 31, 2020 have a variable interest rate established off a base rate of 10% or a fixed rate of 5%. Ben Liquidity may make ExAlt Loans in the future with a variable interest rate established off of different base rates. Since the Customer ExAlt Trusts are consolidated, the ExAlt Loans and related interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts are eliminated in the presentation of our consolidated financial statements; however, such amounts directly impact the income (loss) allocable to Ben’s or BCH’s equity holders.
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
The underlying interests in alternative assets are primarily limited partnership interests. The transfer of the investments in private equity funds generally requires the consent of the corresponding private equity fund manager, and the transfer of certain fund investments is subject to rights of first refusal or other preemptive rights, potentially further limiting the ExAlt PlanTM from transferring an investment in a private equity fund. Distributions from funds are received as the underlying investments are liquidated. Timing of liquidation is currently unknown. As of September 30, 2023, $5.9 million in NAV of the Customer ExAlt Trusts’ interests in alternative assets was redeemable, with no restrictions apart from the notice period.
The Customer ExAlt Trusts held interests in alternative assets with a NAV of $363.3 million and $385.9 million as of September 30, 2023 and March 31, 2023, respectively. As of September 30, 2023, the Customer ExAlt Trusts’ portfolio had exposure to 247 professionally managed alternative investment funds, comprised of 896 underlying investments, 92 percent of which are investments in private companies. Additionally, the Customer ExAlt Trusts directly hold investments in debt and equity securities. The aggregate value of these investments was $94.2 million and $106.0 million as of September 30, 2023, March 31, 2023, respectively.
The following sections provide more detailed information for Ben Liquidity’s loan portfolio and related allowance for credit losses and the Customer ExAlt Trusts’ investments in alternative assets and other equity and debt securities.

Ben Liquidity
Loans Receivable
The following table provides the carrying value of the loan portfolio by collateral type and classification (in thousands):

	September 30, 2023	March 31, 2023
Loans collateralized by interests in alternative assets	$343,353	$330,484
Loans collateralized by debt and equity securities	208,645	165,405
Total loans receivable	$551,998	$495,889
Allowance for credit losses	(260,217)	(129,129)
Total loans receivable, net	$291,781	$366,760
The following table provides certain information concerning our loan portfolio by collateral type and maturity as of September 30, 2023 (dollars in thousands):

	Original Principal	Interest Accrued	Aggregate Payments	Outstanding Balance(1)	Allowance	Carrying Value
Loans collateralized by interests in alternative assets
After 5 Years Within 10 Years	$414,379	$222,937	$(346,944)	$156,819	$69,995	$86,824
After 10 Years	196,333	42,440	(52,238)	186,534	44,205	142,329
Loans collateralized by debt and equity securities
After 5 Years Within 10 Years	172,729	131,763	(16,894)	158,299	145,805	12,494
After 10 Years	48,529	1,879	(63)	50,346	212	50,134
Total	$831,970	$399,019	$(416,139)	$551,998	$260,217	$291,781
(1) This balance includes $262.9 million in unamortized discounts as of September 30, 2023.
Loan to Value Ratio
The loan to value ratio is calculated as the carrying value of loans receivable after any allowance for credit losses over the Collateral Value of the loan portfolio. The value of the Collateral (the “Collateral Value”) is defined as the mutual beneficial interest of the respective Customer ExAlt Trust, which we refer to as the “Collective Trust” that is owned by the Customer ExAlt Trust, which we refer to as the “Funding Trust,” that borrows from Ben Liquidity’s subsidiary, BFF. The Collateral Value is derived from the expected cash flows from the various alternative assets held by other trusts included within the Customer ExAlt Trust structure. The Collateral is valued using industry standard valuation models which includes assumptions related to (i) equity market risk premiums, (ii) alternative asset beta to public equities, (iii) NAVs, (iv) volatilities, (v) distribution rates, and (vi) market discount rates. The fair value of the mutual beneficial interests collateralizing the loan portfolio as of September 30, 2023 and March 31, 2023, was $334.7 million and $393.4 million, respectively.
The loan to value ratio for the entire loan portfolio was 0.87 and 0.93 as of September 30, 2023 and March 31, 2023, respectively. The decrease in the loan to value ratio from March 31, 2023 to September 30, 2023 was driven by an increase in the allowance for credit losses, which is a result of the adoption of CECL, effective April 1, 2023 combined with new originations.
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
The following table provides the ExAlt Loans’ allowance for credit losses by collateral type and by classification (in thousands):

	September 30, 2023	March 31, 2023
Loans collateralized by interests in alternative assets	$114,200	$32,632
Loans collateralized by interest in debt and equity securities	146,017	96,497
Total allowance for credit losses	$260,217	$129,129
The following tables provide a rollforward of the ExAlt Loans’ allowance for credit losses by collateral type (in thousands):

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
(unaudited)	Alternative Assets	Debt & Equity Securities	Alternative Assets	Debt & Equity Securities
Beginning balance	$101,051	$98,664	$9,355	$82,127
Provision for (reversal of) credit losses	13,149	47,353	8,462	(25,532)
Ending balance	$114,200	$146,017	$17,817	$56,595

	Six Months Ended September 30, 2023		Six Months Ended September 30, 2022
(unaudited)	Alternative Assets	Debt & Equity Securities	Alternative Assets	Debt & Equity Securities
Beginning balance	$32,632	$96,497	$9,275	$39,105
Impact of the adoption of CECL	52,554	8,536	—	—
Provision for credit losses	29,014	40,984	8,542	17,490
Ending balance	$114,200	$146,017	$17,817	$56,595

Credit Quality
The following tables presents certain credit quality metrics (in thousands):

	September 30, 2023	March 31, 2023
Loans collateralized by alternative assets
Period-end loans	$343,353	$330,484
Nonperforming loans	$37,257	$37,237
Allowance for credit losses(1)	$114,200	$32,632
Allowance/loans(1)	33.26%	9.87%
Nonperforming loans/loans	10.85%	11.27%
Allowance to nonperforming loans(1)	3.07x	0.88x

Loans collateralized by debt and equity securities
Period-end loans	$208,645	$165,405
Nonperforming loans(2)	$146,284	$146,379
Allowance for credit losses	$146,017	$96,497
Allowance/loans	69.98%	58.34%
Nonperforming loans/loans	70.11%	88.50%
Allowance to nonperforming loans	1.00x	0.66x

Consolidated
Period-end loans	$551,998	$495,889
Nonperforming loans(2)	$183,541	$183,616
Allowance for credit losses(1)	$260,217	$129,129
Allowance/loans(1)	47.14%	26.04%
Nonperforming loans/loans	33.25%	37.03%
Allowance to nonperforming loans(1)	1.42x	0.70x
(1) The increase from March 31, 2023 to September 30, 2023 was primarily driven by the CECL adoption impact combined with a decline in the collateral value.
(2) The nonperforming loans collateralized by interests in GWG or the GWG Wind Down Trust was $145.9 million as of September 30, 2023 and March 31, 2023.

Customer ExAlt Trusts — Alternative Asset Portfolio
The portfolio of alternative assets held by the Customer ExAlt Trusts covers the following industry sectors and geographic regions for the periods shown below (dollar amounts in thousands):

	September 30, 2023		March 31, 2023
Industry Sector	Value	Percent of Total	Value	Percent of Total
Software and Services	$53,176	14.6%	$54,944	14.2%
Food and Staples Retailing	41,738	11.5	38,210	9.9
Diversified Financials	40,791	11.2	52,544	13.6
Capital Goods	28,123	7.7	27,707	7.2
Utilities	27,413	7.5	28,043	7.3
Energy	27,242	7.5	26,721	6.9
Health Care Equipment and Services	23,094	6.4	23,626	6.1
Other(1)	121,755	33.6	134,056	34.8
Total	$363,332	100.0%	$385,851	100.0%

(1)	Industries in this category each comprise less than 5 percent.

	September 30, 2023		March 31, 2023
Geography	Value	Percent of Total	Value	Percent of Total
North America	$223,714	61.6%	$239,951	62.2%
Asia	56,721	15.6	62,016	16.1
South America	44,625	12.3	41,423	10.7
Europe	36,654	10.1	38,874	10.1
Africa	1,618	0.4	3,587	0.9
Total	$363,332	100.0%	$385,851	100.0%
Assets in the portfolio consist primarily of interests in alternative investment vehicles (also referred to as “funds”) that are managed by a group of U.S. and non-U.S. based alternative asset management firms that invest in a variety of financial markets and utilize a variety of investment strategies. The vintages of the funds in the portfolio as of September 30, 2023 ranged from 1993 to 2023.
As Ben Liquidity originates additional ExAlt Loans, it monitors the diversity of the portfolio of alternative assets held by the Customer ExAlt Trusts through the use of concentration guidelines. These guidelines were established, and are periodically updated, through a data driven approach based on asset type, fund manager, vintage of fund, industry segment and geography to manage portfolio risk. Ben Liquidity refers to these guidelines when making decisions about new financing opportunities; however, these guidelines do not restrict Ben Liquidity from entering into financing opportunities that would result in Ben Liquidity having exposure outside of its concentration guidelines. In addition, changes to the portfolio of alternative assets held by the Customer ExAlt Trusts may lag changes to the concentration guidelines. As such, the portfolio of alternative assets held by the Customer ExAlt Trusts may, at any given time, have exposures that are outside of Ben Liquidity’s concentration guidelines to reflect, among other things, attractive financing opportunities, limited availability of assets, or other business reasons. Given our operating history of relatively few transactions at significant NAV, the portfolio as of September 30, 2023 had exposure to certain alternative investment vehicles and investments in private companies that were outside of those guidelines.
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
Industry sector is based on Global Industry Classification Standard (GICS®) Level 2 classification (also known as “Industry Group”) of companies held in the portfolio by funds or directly, subject to certain adjustments by us. “Other” classification is not a GICS® classification. “Other” classification reflects companies in the GICS® classification categories of Consumer Durables & Apparel, Semiconductors and Semiconductor Equipment, Materials, N/A, Food, Beverage & Tobacco, Commercial & Professional Services, Household & Personal Products, Pharmaceuticals, Biotechnology & Life Sciences, Real Estate, and Technology Hardware & Equipment. “N/A” includes investments assets that we have determined do not have an applicable GICS® Level 2 classification, such as Net Other Assets and investments that are not operating companies.
Geography reflects classifications determined by us based on each underlying investment.
Cash Flow
The following table presents a summary of cash flows from operating, investing and financing activities for periods presented below (dollars in thousands):

	Six Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(27,356)	$(60,388)
Net cash provided by investing activities	25,740	19,171
Net cash used in financing activities	(5,515)	(13,203)
Net decrease in cash and cash equivalents, and restricted cash	$(7,131)	$(54,420)
Six Months Ended September 30, 2023 and 2022
Net cash used in operating activities was $27.4 million for the six months ended September 30, 2023, largely driven by working capital requirements, including employee compensation and benefits and professional services. Net cash provided by investing activities was $25.7 million for the six months ended September 30, 2023, primarily driven by $26.3 million of distributions received as return of investments in alternative assets and $1.0 million in proceeds received from the sale of put options, slightly offset by $1.0 million in purchases of premises and equipment. Net cash used in financing activities was $5.5 million for the six months ended September 30, 2023, largely driven by debt payments, redemptions of preferred equity securities, payments of deferred equity costs, and the net impact of the de-SPAC merger transaction.
Net cash used in operating activities was $60.4 million for the six months ended September 30, 2022, largely driven by working capital requirements, including employee compensation and benefits, professional services, and cash paid for interest. Net cash provided by investing activities was $19.2 million for the six months ended September 30, 2022, primarily driven by $27.5 million of distributions received as return of investments in alternative assets offset by the purchase of put options and premises and equipment. Net cash used in financing activities was $13.2 million for the six months ended September 30, 2022, largely driven by debt payments, redemptions of preferred equity securities, and payments of employee taxes on restricted equity units issued under the Equity Incentive Plans.
Liquidity and Capital Resources
As of September 30, 2023 and March 31, 2023, we had $2.4 million and $8.7 million, respectively, in combined available unrestricted cash and cash equivalents.
Our business is capital intensive, and we generated net losses for the six months ended September 30, 2023 and 2022, of $1.5 billion and $160.2 million, respectively.
We have historically financed our business through a combination of cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio, receipt of fees for performing trust services, dividends and interest on investments, debt offerings, and equity offerings, including those between us and our former parent company, GWG Holdings, and sales of loans extended to the Customer ExAlt Trusts. We have traditionally used proceeds from these sources for cash obligations arising from our initial capitalization and formative transactions, funding liquidity transactions and potential unfunded capital commitments, working capital, debt service payments, and costs associated with potential future products. BFF is also required to maintain sufficient regulatory capital due to its Kansas charter, though such amount is not significant.
The ability of Ben, BCH, and our operating subsidiaries to access the cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio is limited by the terms of the ExAlt Loans from Ben Liquidity to the Customer ExAlt Trusts. Historically, Ben Liquidity has elected to capitalize interest that accrues on the ExAlt Loans and only receives payments on the ExAlt Loans, at the discretion of the applicable trustee, following the Customer ExAlt Trusts’ receipt of cash distributions on their alternative asset portfolio. The trustee of the Customer ExAlt Trusts intends to make principal payments on the ExAlt

Loans out of the proceeds of the distributions from the alternative assets. To the extent the Customer ExAlt Trusts do not receive distributions, such as if the managers of the professionally managed funds comprising the alternative assets determine to delay distributions or transactions that would result in the distributions to its limited partners, the Customer ExAlt Trusts’ ability to repay the ExAlt Loans, and therefore, Ben Liquidity’s ability to receive principal and interest payments in cash may be adversely impacted. During the six months ended September 30, 2023, largely as a result of macro-economic conditions, the Customer ExAlt Trusts continued to receive fewer distributions from their alternative assets than was originally anticipated, which adversely impacted the Customer ExAlt Trusts’ ability to repay the ExAlt Loans and our liquidity. Such conditions are expected to continue throughout the remainder of fiscal year 2024.
We expect to satisfy our obligations and fund our operations for the next twelve months through anticipated operating cash flows, proceeds on ExAlt Loan payments and fee income derived from distributions on investments held by the Customer ExAlt Trusts or other investments held by Ben, potentially refinancing some or all of the existing borrowings due prior to their maturity, with either our current lender or other lenders, and through the implementation of measures designed to reduce corporate overhead, including through the use of furloughs, potential workforce reductions and other expense reductions. We also intend to raise capital through equity or debt investments in us by third parties. As further discussed above in the section titled, “Recent Developments,” on June 27, 2023, we entered into the SEPA with Yorkville, whereby we have the right, but not the obligation, to sell to Yorkville up to $250.0 million of shares of the Company’s Class A common stock. As more fully described below in the section titled, “Recent Debt Financings”, on October 19, 2023, we entered into a three-year $25.0 million term loan with HH-BDH LLC, which was fully drawn upon closing and, the proceeds of which will be used to repay certain outstanding obligations, fund development of our products, and provide additional working capital. The HH-BDH Credit Agreement contains certain financial maintenance covenants, including a debt service coverage ratio. If any of these limitations were to materially impede the flow of cash to us, our ability to service and repay our debt and pay dividends would be materially and adversely affected.
After deducting fees and direct expenses, the net proceeds from the Term Loan under the HH-BDH Credit Agreement were $23.4 million. We used or intend to use approximately $15.0 million for payments on our existing obligations, including $2.5 million as payments owed under the A&R Bradley Capital Agreement, with the remainder of the net proceeds being reserved for future working capital requirements. On November 7, 2023, we were reimbursed by our D&O insurance carrier a total of $3.5 million, which includes, among others, certain expenses paid from the proceeds under the HH-BDH Credit Agreement.
We may not be able to refinance our indebtedness or obtain additional financing on terms favorable to the Company, or at all. To the extent that Ben or its subsidiaries raise additional capital through the future sale of equity or debt, the ownership interest of our existing equity holders may be diluted. The terms of these future equity or debt securities may include liquidation or other preferences that adversely affect the rights of our existing equity unitholders or involve negative covenants that restrict Ben’s ability to take specific actions, such as incurring additional debt or making additional investments in growing the operations of the Company. If Ben defaults on these borrowings, then the Company will be required to either (i) sell participation or other interests in our loans or other of our assets or (ii) to raise additional capital through the sale of equity and the ownership interest of our equity holders may be diluted. Further, given the number of shares of Class A common stock eligible for resale as a result of various registration statements we have filed with the SEC as well as the shares of Class A common stock under the Forward Purchase Agreement, our stock price may be further depressed as a result of significant sales of our securities, which could adversely affect our ability to raise equity capital on favorable terms or at all. In addition, because the $11.50 exercise price per share of the Warrants substantially exceeds the current trading price per share of our Class A common stock ($2.59 per share as of September 30, 2023), there is no assurance that the Warrants will be in the money prior to their expiration and it is unlikely that the Warrant holders will be able to exercise such Warrants in the near future, if at all. Accordingly, we are unlikely to receive any proceeds from the exercise of the Warrants in the near future, if at all, and the Warrants may not provide any additional capital. In considering our capital requirements and sources of liquidity, we have not assumed or relied on the receipt of proceeds from the exercise of Warrants. As a result of the foregoing, we may require additional capital resources to execute strategic initiatives to grow our business.
We expect to utilize our cash flows to continue to invest in our business, including new product initiatives and growth strategies, including any potential acquisitions, and, if determined by our Board, pay dividends to our equity holders, including guaranteed payments on certain of BCH’s preferred equity securities, and fund tax distributions for certain noncontrolling interest holders. Our ability to fund these capital needs will depend on our ongoing ability to generate cash from operations and potentially via the capital markets. We believe that our future cash from operations, access to financing through the SEPA, and together with our access to funds on hand, will provide adequate resources to fund our operating and financing needs for at least the next twelve months. We are continuing to evaluate the impact of the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and other items, such as inflation and rising interest rates, and assess the impact on financial markets and our business. The Company’s future results may be adversely affected by slowdowns in fundraising activity and the pace of new liquidity transactions with our customers.
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
On August 22, 2023, we issued 2,917,807 shares of Class A common stock at a price per share of $2.29 in connection with the July 26, 2023 liquidity transaction mentioned above.
On October 3, 2023, 3,768,995 shares of Series B-1 Preferred Stock converted into 13,805,841 shares of Class A common stock.
On each of October 2, 2023 and October 4, 2023, Yorkville purchased 20,000 and 500,000 shares of Class A common stock for $2.39 and $1.27 per share, respectively, pursuant to the terms of the SEPA. Such issuances were in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.
Conversion of BCH Preferred Series C-1
Pursuant to the UPA, on July 10, 2023, the BCH Preferred C-1 Unit Accounts automatically converted into 44,040,761 shares of Class A common stock at approximately $4.66 per share, which represents the volume-weighted average trading price of the Class A common stock for the 20 trading days following the closing of the Business Combination.
Amended Credit Agreements
On August 13, 2020, Ben, through its subsidiary Beneficient Capital Company II, L.L.C. (formerly known as Beneficient Capital Company, L.L.C.) (“BCC”), executed the Second Amended and Restated First Lien Credit Agreement (“First Lien Credit Agreement”) and the Second Amended and Restated Second Lien Credit Agreement (“Second Lien Credit Agreement”) collectively, (the “Second A&R Agreements” or the “HCLP Loan Agreement”) with its lender, HCLP Nominees, L.L.C (“HCLP” or the “lender”), to amend its First Lien Credit Agreement and Second Lien Credit Agreement dated September 1, 2017 and December 28, 2018, respectively. The Second A&R Agreements have been further amended from time to time to extend the maturity date and defer principal and interest payments, among other things. In connection with the amendments to the Second A&R Agreements, Ben agreed to pay extension fees on a percentage of the amount outstanding under the credit agreements as of the date of the respective amendment. The interest rate on each loan under the Second A&R Agreements is 1-month LIBOR plus 8.0%, with a maximum interest rate of 9.5%.
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
On July 12, 2023, BCH, entered into (a) that certain Amendment No. 7 to the First Lien Amendment, which amended the First Lien Credit Agreement, and (b) that certain Amendment No. 7 to Second Lien Amendment (together with the First Lien Amendment, the “Seventh Amendments”), which amended the Second Lien Credit Agreement, each among BCH, HCLP and the other parties thereto. Among other things, the Seventh Amendments (i) modified the interest rate to a fixed rate of 9.5% (ii) extended the maturity dates of the First Lien Amendment and the Second Lien Amendment to September 15, 2024 and September 15, 2027, respectively, and (iii) agreed to installment payments on the First Lien Amendment of $5.0 million on each of March 29th, June 28th, September 29th, and December 29th of each year for so long as the obligations remain outstanding, and so long as such payments do not cause a going concern. No payments will be made on the Second Lien Amendment until the obligations on the First Lien Amendment have been fully satisfied. Ben agreed to pay fees totaling approximately $0.1 million. During the three and six months ended September 30, 2023 and 2022, no deferred financing costs were paid to the lender. Through September 30, 2023, all required principal and interest payments due under the Second A&R Agreements have been paid.
In connection with the Second A&R Agreements, Beneficient Holdings, Inc. (“BHI”), which is owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee, and Mr. Heppner and his family are the beneficiaries, owns a majority of the BCH Class S Ordinary Units, Class S Preferred Units of BCH (“BCH Class S Preferred Units”), BCH Preferred A-0 Unit Accounts, Preferred Series A Subclass 1 Unit Accounts of BCH (“BCH Preferred A-1 Unit Accounts”), and Subclass 1 FLP Unit Accounts of BCH (“BCH FLP-1 Unit Accounts”), and Subclass 3 FLP Unit Accounts of BCH (“BCH FLP-3 Unit Accounts”), will grant certain tax-related concessions to HCLP as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5% of BCH Preferred A-1 Unit Accounts held by BHI, which will be held by HCLP, may convert to BCH Preferred A-0 Unit Accounts. In addition, recipients of a grant of BCH Preferred Series A-1 Unit Accounts from BHI will have the right to put an amount of BCH Preferred A-1 Unit Accounts to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred A-1 Unit Accounts from BHI. No such liability existed as of September 30, 2023 or March 31, 2023.
The Second A&R Agreements and ancillary documents contain covenants that (i) prevent Ben from issuing any securities senior to the BCH Preferred A-0 Unit Accounts or BCH Preferred A-1 Unit Accounts; (ii) prevent Ben from incurring additional debt or borrowings greater than $10.0 million, other than trade payable, while the loans are outstanding; and (iii) prevent, without the written consent of the lender, GWG from selling, transferring, or otherwise disposing of any BCH Preferred A-1 Unit Accounts held as of May 15, 2020, other than to its subsidiary GWG DLP Funding V, LLC. As of September 30, 2023, the Company was in compliance with all covenants.
Ben may be required to pay an additional extension fee to extend the maturity dates of the Second A&R Agreements beyond September 15, 2024 and September 15, 2027.
Recent Debt Financing
On October 19, 2023, Beneficient Financing, L.L.C. (the “Borrower”), a wholly owned subsidiary the Company, and BCH, as guarantor (the “Guarantor” and together with the Borrower, the “Loan Parties”), entered into a Credit and Guaranty Agreement (the “HH-BDH Credit Agreement”) with HH-BDH LLC (the “Lender”), as administrative agent. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the HH-BDH Credit Agreement.
The Lender’s sole member is Hicks Holdings. The managing member of Hicks Holdings is Mr. Thomas O. Hicks, a member of the Company’s Board. The Lender will receive customary fees and expenses in its capacity as a lender and as the administrative agent under the HH-BDH Credit Agreement, as further described below. Hicks Holdings and Mr. Hicks may be deemed to have a direct or indirect material financial interest with respect to the transactions contemplated by the HH-

BDH Credit Agreement, as described below. The Lender funded the amounts under the HH-BDH Credit Agreement with the proceeds of a third-party financing (the “Financing”).
The HH-BDH Credit Agreement provides for a three-year term loan in the aggregate principal amount of $25.0 million (the “Term Loan”), which was fully drawn on closing.
Borrowings under the HH-BDH Credit Agreement bear interest, at the Company’s option, calculated according to a base rate, adjusted term SOFR rate, or adjusted daily simple SOFR rate, plus an applicable margin, subject to a Maximum Rate determined by applicable law in the State of New York. The Company elected the adjusted daily simple SOFR rate with a margin of 6.5% for the first two years and 5.5% for the third year. Accrued and unpaid interest is payable monthly, upon prepayment, and at maturity. The Term Loan will mature on October 19, 2026, and all outstanding principal amounts and accrued and unpaid interest thereon shall be due and payable on such date.
Inflation
Changes in inflation do not necessarily correlate with changes in interest rates. We presently do not foresee any material impact of inflation on our results of operations in the periods presented in our consolidated financial statements.
Unfunded Capital Commitments
The Customer ExAlt Trusts had $58.2 million and $61.1 million of potential gross capital commitments as of September 30, 2023, and March 31, 2023, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The trust holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by the associated trusts within the ExAlt PlanTM created at the origination of each trust for up to $0.1 million. To the extent that the associated Customer ExAlt Trust cannot pay the capital funding commitment, Ben is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Ben to the Customer ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves held by the associated Customer ExAlt Trusts are added to the ExAlt Loan balance between Ben and the Customer ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. The majority, or 88%, of our portfolio with an unfunded commitment has a vintage of 2012 and prior. As the vintages continue to age, a cash requirement becomes less likely. We consider the creditworthiness of the investment on a case-by-case basis. As of September 30, 2023 and March 31, 2023, there were no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.
Dependence on Related Party Transactions
In the ordinary course of business, we depend on certain transactions with related parties. For example, as discussed above, Ben, through its subsidiaries, is a party to the Second A&R Agreements with HCLP. HCLP is an indirect subsidiary of Highland Consolidated, L.P. Ben’s CEO is a beneficiary and trust investment advisor of the trusts that control, and are the partners of, Highland Consolidated, L.P. As of September 30, 2023, we had approximately $100.0 million (including an unamortized premium thereon) of debt outstanding derived from BCH’s secured loans with HCLP.
Additionally, effective October 19, 2023, Ben, through its subsidiaries, is a party to the $25.0 million HH-BDH Credit Agreement with HH-BDH LLC. HH-BDH LLC’s sole member is Hicks Holdings whose managing member is a member of our Board.
Furthermore, Ben and BCH are parties to a Services Agreement with Bradley Capital Company, L.L.C. (“Bradley Capital”) and Beneficient Management Counselors, L.L.C. effective June 1, 2017. Effective as of January 1, 2022, the parties entered into the First Amended and Restated Services Agreement and effective June 7, 2023, the parties entered into the Second Amended and Restated Services Agreement. Bradley Capital is an entity associated with Ben’s CEO. During the six months ended September 30, 2023 and 2022, Ben recognized expenses totaling $1.4 million and $1.2 million, respectively, related to this services agreement. As of September 30, 2023 and March 31, 2023, $4.9 million and $3.6 million, respectively, was owed to Bradley Capital related to the Services Agreement.
As of September 30, 2023, the GWG Wind Down Trust held approximately 70% of the Class A common stock.
For more information on our transactions with related parties, see Part III of our Annual Report.

Critical Accounting Estimates
We have identified certain accounting estimates that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date. The critical accounting estimates, as summarized below, which we believe to be the most critical in preparing our consolidated financial statements relate to relate to the fair value determination of investments in alternative assets held by the Customer ExAlt Trusts, the determination of the allowance for credit losses as an input to the allocation of income (loss) to Ben’s and BCH’s equity holders, evaluation of potential impairment of goodwill and other intangibles, and determining grant date fair value for certain share-based compensation awards. Since March 31, 2023, there have been no changes in critical accounting estimates, other than those described below, as further described under “Critical Accounting Estimates” in our Annual Report.
Allowances for Credit Losses
The allowance for credit losses related to the ExAlt Loans, which is eliminated in consolidation, is an input to Ben’s and BCH’s allocation of income to equity holders of Ben and BCH. Refer to Part II, Item 7 under the section titled “Critical Accounting Estimates” in our Annual Report for disclosure on such income allocation.
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

As of September 30, 2023, the allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized an economic forecast sourced from reputable third-parties that reflected a US Equity market growth rate of 4.7% and Treasury rate of 3.4% during the forecast period. Key assumptions utilized in the CECL calculation include net asset value of the underlying collateral, reasonable and supportable forecast period, and discounted cash flow inputs including economic forecast data. Key assumptions are reviewed and approved on a quarterly basis.
For purposes of determining income allocations to Ben’s and BCH’s equity holders, interest income is adjusted for any allowance for credit losses, which was approximately $70.0 million and $26.0 million for the six months ended September 30, 2023 and 2022, respectively.
Goodwill and Identifiable Intangible Assets
Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. Subsequent to the public listing on June 8, 2023, and through the date of this report, the Company has experienced a significant sustained decline in the price of its Class A common stock and its related market capitalization. We believe that these factors indicated that the fair value of our reporting units had more likely than not fallen below their carrying values as of June 30, 2023 and September 30, 2023. As such, management performed an interim impairment test of goodwill as of June 30, 2023 and September 30, 2023, which resulted in $1.1 billion and $306.7 million, respectively, of impairment at the Ben Liquidity and Ben Custody reporting unit.
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
The discount rates used for each reporting unit in the September 30, 2023 impairment analysis ranged from 25.3% to 26.2%, and the Company applied a terminal year long-term growth rate of 3.0% for each reporting unit. Subsequent to the impairment, there was no excess of reporting unit fair value over carrying value for Ben Liquidity or Ben Custody. One reporting unit (Ben Markets) had a negative carrying amount of net assets as of June 30, 2023 and September 30, 2023 and goodwill of approximately $9.9 million.
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
There could be further significant sustained declines in the Company’s Common Stock, which may result in a recognition of further goodwill impairment that could be material to the consolidated financial statements.

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
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
Ben adopted Accounting Standards Update 2016-13, Financial Instruments, Credit Losses (Topic 326) on April 1, 2023. Ben implemented new controls and modified existing controls as part of the adoption. The new controls were implemented to account for the additional complexity of the expected credit loss model, determine reasonable and supportable forecasts, review of economic forecasts, and other assumptions used in the estimation of the model. There were no other changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the six months ended September 30, 2023, that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
There have been no material changes in the legal proceedings previously disclosed in response to Part I, Item 3. “Legal Proceedings” set forth in our Annual Report on Form 10-K for the year ended March 31, 2023 filed with the SEC on July 13, 2023, except as set forth below.
As previously disclosed, on February 18, 2022, Shirin Bayati and Mojan Kamalvand, on behalf of themselves and of all others similarly situated, filed a class action lawsuit in the United States District Court for Northern District of Texas against GWG, its former President and Chief Executive Officer, Murray Holland, its former Chief Financial Officer, Timothy Evans, and certain past and present members of the board of directors of GWG and BCG (Roy Bailey, Peter Cangany, Jr., David Chavenson, Brad Heppner, Thomas Hicks, Dennis Lockhart, Bruce Schnitzer, and David DeWeese) (the “Bayati Action”). The suit alleges that the defendants violated Sections 11, 12, and 15 of the Securities Act by issuing materially misleading statements in a June 3, 2020 registration statement (the “Offering”). On April 20, 2022, GWG filed for bankruptcy protection in the Southern District of Texas. On April 21, 2022, the district court ordered all parties to submit statements by May 5, 2022 on whether the automatic stay in bankruptcy extends to the non-debtor defendants. On April 25, 2022, Movants Thomas Horton and Frank Moore (the “Lead Plaintiffs”) filed a Motion for Appointment as Lead Plaintiff and Approval of Their Selection of Lead Counsel. On May 2, 2022, a notice of dismissal was filed, dismissing defendants Peter T. Cangany, Jr., Brad K. Heppner, Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer. On May 12, 2022, the district court extended the bankruptcy stay to all non-debtor defendants, although it permitted a limited modification of lifting of the stay to allow the court to consider the pending lead plaintiff motion. On August 5, 2022, the district court entered an order appointing Thomas Horton and Frank Moore as lead plaintiffs for the putative class. On May 26, 2023, Thomas Horton and Frank Moore, on behalf of themselves and other similarly situated, filed a second class action lawsuit against the Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer and Whitley Penn LLP, alleging Securities Act violations arising out of the Offering (the “Horton Action”).
On August 16, 2023, Thomas Horton and Frank Moore, in their capacities as the Lead Plaintiffs in the Bayati Action, filed a notice regarding the confirmation of the Debtors’ Chapter 11 plan in the GWG bankruptcy, a motion seeking to lift the bankruptcy stay and a motion to consolidate the Bayati and Horton Actions. On September 12, 2023, the court entered an order consolidating the Bayati and Horton Actions. The court ordered that the consolidated action shall bear the caption In re GWG Holdings, Inc. Securities Litigation. The court lifted the bankruptcy stay and ordered the Lead Plaintiffs to file a new consolidated complaint within 20 days.
On October 2, 2023, the Lead Plaintiffs filed a Consolidated Class Action Complaint against the Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer, Murray T. Holland, Timothy L. Evans, David H. de Weese, Roy W. Bailey, David F. Chavenson, and Whitley Penn LLP, alleging Securities Act violations arising out of the Offering. The complaint alleges that the individual defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act, and further alleges that the Company violated Section 15 of the Securities Act. The Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer (the “Ben Individual Defendants”) filed a motion to dismiss the complaint on November 7, 2023. The remaining defendants have not yet responded to the complaint, as the deadlines to respond still extend to January 2024. The Company and the Ben Individual Defendants intend to vigorously defend themselves in the litigation.
The Company has entered into indemnification agreements with its current executive officers and directors and has certain obligations to indemnify its current directors and executive officers. As a result, the Company is currently incurring legal fees on behalf of these persons in relation to these pending and unresolved matters. On November 7, 2023, we were reimbursed by our D&O insurance carrier a total of $3.5 million, which includes, among others, certain expenses paid from the proceeds under the HH-BDH Credit Agreement. Additional reimbursements from our D&O insurance carrier are expected.

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
A significant portion of our total assets are comprised of goodwill and intangible assets that arose from a series of transactions with GWG and relate principally to our Ben Liquidity business. We perform goodwill and intangible asset impairment annually, during the fourth quarter of each year, or when events occur, or circumstances change that would more likely than not indicate impairment has occurred, including a significant substantial decline in the prevailing price of our Class A common stock. Subsequent to our public listing on June 8, 2023, and through the date of this report, the Company has experienced a significant sustained decline in the price of its Class A common stock and its related market capitalization. We believe that these factors indicated that the fair value of our reporting units had more likely than not fallen below their carrying values as of June 30, 2023 and September 30, 2023. As such, management performed an interim impairment test of goodwill as of June 30, 2023 and September 30, 2023, which resulted in $1.1 billion and $306.7 million, respectively, of impairment at the Ben Liquidity and Ben Custody reporting units. Because a number of factors may influence determinations of fair value of goodwill and our intangible assets, including the price of our Class A common stock, which has continued to decline since our public listing, there can be no assurance that our future evaluations of goodwill and intangible assets will not result in findings of significant impairment and related write-downs, which may have a material adverse effect on our business, financial condition and results of operations.
In assessing impairment, the Company computed the fair value of each reporting unit by computing the overall enterprise value of the Company by valuing its various equity instruments, primarily based on the Class A common stock price per share. The overall enterprise value was allocated to each reporting unit using the discounted cash flow method to estimate the relative value of each reporting unit based on their future cash flows using a multi-year forecast, and a terminal value calculated using a long-term growth rate that was informed based on our industry, analyst reports of a public company peer set, current and expected future economic conditions and management expectations. The discount rate used to discount these future cash flows was determined using a capital asset pricing model based on the market value of equity of a public company peer set, adjusted for risk characteristics and expectations specific to the reporting unit, combined with an assessment of the cost of debt. The discount rates used for each reporting unit in the June 30, 2023 impairment analysis ranged from 24.8% to 25.6%, and the Company applied a terminal year long-term growth rate of 3.0% for each reporting unit. Subsequent to the impairment, there was no excess of reporting unit fair value over carrying value for Ben Liquidity or Ben Custody. The discount rates used for each reporting unit in the September 30, 2023 impairment analysis ranged from 25.3% to 26.2%, and the Company applied a terminal year long-term growth rate of 3.0% for each reporting unit. Subsequent to the impairment, there was no excess of reporting unit fair value over carrying value for Ben Liquidity or Ben Custody. One reporting unit (Ben Markets) had a negative carrying amount of net assets as of June 30, 2023 and September 30, 2023, and goodwill of approximately $9.9 million.
Future valuations of the enterprise value may use different valuation methodologies than the methodology employed for June 30, 2023 or September 30, 2023, including the income approach, which would heavily incorporate management’s estimate of discounted cash flow. With all valuations, our assumptions reflect management’s best estimates of future performance. Further valuations involving estimates, specifically to the extent they may utilize management’s estimates of discounted cash flow, could assume that we capture a significant market share of liquidity transactions leading to a substantial rate of growth of new service offerings and products, revenues and assets. These estimations are uncertain to occur, and to the extent we fall short of achieving our expected growth in revenues and assets, material impairments of our goodwill may occur in the near term. Additionally, any litigation relating to our transactions with GWG could have a material adverse on our ability to execute on our business plan, which could have an effect on the value of our goodwill and intangibles. While management can and has implemented its business plans, a failure to further execute our business plans or adverse changes in management’s forecasts, to the extent used in future valuations, could result in a decline in our estimated fair value and could result in an impairment of our goodwill or intangible assets. A significant sustained decrease in the Company’s Common Stock has in the past been an indicator, and in the future may indicate, that impairment is present and may require a quantitative impairment assessment of the Company’s, assets including goodwill and intangible assets. Any such future impairment charges for goodwill may reduce the overall assets and may result in a change in the perceived value of the Company and ultimately may be reflected as a reduction in the market price of our securities. Any impairment charge would adversely impact the income (loss) allocable to Ben’s equity holders. Additionally, an impairment charge may also adversely influence our ability to raise capital in the future.

Allocations of write downs in the value of our intangible assets and goodwill due to impairment will result in a decrease in the capital account balance of the BCH Class A Units indirectly held by the Company.
Pursuant to the terms of the BCH LPA, upward adjustments to the carrying value of any assets of BCH and its subsidiaries are first, allocated to the holders of the BCH FLP-1 Unit Accounts (50.5%) and the Subclass 2 FLP Unit Accounts of BCH (“BCH FLP-2 Unit Accounts” and together with the BCH FLP-1 Unit Accounts and the BCH FLP-2 Unit Accounts, the “BCH FLP Unit Accounts”) (49.5%) up to an amount equal to 15% of the aggregate capital account balances of all outstanding BCH Class A Units and BCH Class S Ordinary Units and the BCH Class S Preferred Units (together, the “BCH Class S Units”), inclusive of the amount of such upward adjustment, less any prior allocations of upward adjustments; second, allocated among the holders of the BCH Class A Units and the BCH Class S Units in an amount necessary to cause the capital account balances of each series of the BCH Class A Units to be equal to the capital account balances of each series of the BCH Class S Units; and third, pro rata among all outstanding units of BCH, except the BCH Preferred A-0 Unit Accounts, BCH Preferred A-1 Unit Accounts and the BCH FLP Unit Accounts.
However, all losses attributable to downward adjustments to the carrying value of any assets of BCH and its subsidiaries, such as the impairments at the Ben Liquidity and Ben Custody reporting units during fiscal 2024, are allocated pro rata among all holders of BCH Units other than the BCH Preferred A-0 Unit Accounts, BCH Preferred A-1 Unit Accounts and the BCH FLP Unit Accounts. As a result of these allocations, the capital account balance of the BCH Class A Units indirectly held by the Company will be reduced by any impairments, which may reduce the amount, if any, the Company would receive upon a liquidation of BCH.
Usage of our Class A common stock or securities convertible into Class A common stock as consideration for investments in alternative asset funds may create significant volatility in our investment income and the price of our Class A common stock.
To the extent the Customer ExAlt Trusts utilize our Class A common stock or securities convertible into Class A common stock as consideration for investments in alternative asset funds, our investment income and the price of Class A common stock may become more volatile. In the event the value of our securities becomes a larger portion of the total assets of the alternative asset funds with which we transact, distributions from such funds may be affected by changes in value of our Class A common stock. As a result, while an increase in the price of our Class A common stock may result in additional distributions and investment income to us as a result of an increase in the aggregate value of the assets held by alternative asset funds with which we transact, a decline in our Class A common stock price could result in significant decreases in the aggregate value of the assets held by such alternative asset funds with which we transact, resulting in fewer distributions to us and/or a decrease in investment income, which could even further depress the trading price of our Class A common stock.
We may not be able to maintain our listing on Nasdaq, which could have a material adverse effect on us and our stockholders.
Our Class A common stock is listed on the Nasdaq Global Market. To maintain our listing, we are required to satisfy continued listing requirements. There can be no assurance we will continue satisfying such continued listing requirements, which include that the closing bid price of our common stock be at least $1.00 per share, that we have at least 400 round lot holders and at least 750,000 publicly held shares, that the market value of our publicly held securities be at least $5 million, and that we meet one of these standards: stockholders’ equity of at least $10 million; market value of listed securities of at least $50 million; or total assets and total revenues of at least $50 million each in the latest fiscal year or in two of the last fiscal years.
Since October 17, 2023, our Class A common stock has been trading at less than $1.00. If the minimum bid price for our Class A common stock is below $1.00 for a period of more than 30 consecutive trading days, we will fail to be in compliance with Nasdaq’s listing rules. At this point, Nasdaq will send a deficiency notice to the Company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. If, at any time before the 180-day period ends, the bid price for our Class A common stock closes at $1.00 or more for a minimum of 10 consecutive business days, then we will regain compliance with the bid price requirement, unless Nasdaq staff exercises its discretion to extend this 10-day period pursuant to Nasdaq rules. If we do not regain compliance within the 180-day compliance period or any subsequent extension of the compliance period, we will be subject to delisting. We intend to monitor the bid price of our Class A common stock and consider available options if our Class A common stock does not trade at a level likely to result in our compliance with Nasdaq’s minimum bid price rule, which may include, among other options, effectuating a reverse stock split. Furthermore, as of the date of this report, the Company is currently in compliance with Nasdaq’s publicly held shares requirement. However, in the event that the number of our publicly held shares falls below 750,000, our Class A common stock would be subject to delisting.

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
We have engaged in the past, and may continue to engage, in a substantial number of related party transactions, including transactions with our Chief Executive Officer and various entities in which our Chief Executive Officer has a financial interest. Related party transactions may present conflicts of interest, could result in disadvantages to our Company and may impair investor confidence, which could materially and adversely affect us. Related party transactions could also cause us to become materially dependent on related parties in the ongoing conduct of our business, and related parties may be motivated by personal interests to pursue courses of action that are not necessarily in the best interests of our Company and our stockholders. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. In the case of transactions with affiliates, there may be an absence of arms’ length negotiations with respect to the terms, conditions and consideration with respect to goods and services provided to or by us. Our affiliates may economically benefit from our arrangements with related parties. If we engage in related party transactions on unfavorable terms, our operating results will be negatively impacted.
Brad Heppner, our founder and CEO, may have financial interests that conflict with the interests of Beneficient and its stockholders.
Our CEO may face conflicts of interest as a result of (i) his equity interests in the Company and its subsidiaries and (ii) certain related party transactions between the Company and entities in which Mr. Heppner has a financial interest, including an entity that has outstanding loans to the Company, certain of each of which are structurally senior to the interests of the holders of our shares of Class A common stock. As of September 30, 2023, through BHI, an entity directly owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee and his family are the beneficiaries, Mr. Heppner beneficially owned approximately 92.6% of the Company’s Class B common stock and held 40.8% of the total voting power of the Class A and Class B common stock. The Class B common stock is entitled to 10 votes per share on all matters on which stockholders are generally entitled to vote. Pursuant to our articles of incorporation, if the Class B Threshold is met, the (i) holders of shares of Class B common stock, voting as a separate class, are entitled to elect that number of directors that constitutes 51% (rounded up to the nearest whole number) of the total number of authorized directors and (ii) holders of shares of Common Stock, voting as a single class, are entitled to elect all remaining directors that are not otherwise entitled to be elected by a series of preferred stock, but in no event shall they not be entitled to elect at least one director. Accordingly, so long as the Class B Threshold is met, holders of shares of Class A common stock only have the ability, voting together with the holders of the Class B common stock as a single class (with each holder of the Class B common stock having 10 votes per share of the Class B common stock), to vote on the election of a minority of the Board. If, on the applicable record date, the Class B Threshold is not met, then holders of Common Stock will vote together as a single class with respect to the election of all directors, with each holder of the Class B common stock having 10 votes per share of Class B common stock. This concentration of voting power may present a conflict of interest by delaying, deterring or preventing acts that would be favored by our other stockholders.
Furthermore, through BHI, Mr. Heppner is an indirect holder of equity interests in our subsidiary, BCH, and, as of September 30, 2023, held 51.3% of the securities of BCH. Such holdings include BCH Preferred A-0 Unit Accounts, BCH Preferred A-1 Unit Accounts, BCH Class S Ordinary Units, BCH Class S Preferred Units, BCH FLP-1 Unit Accounts and BCH FLP-3 Unit Accounts. Additionally, Hicks Holdings, an entity associated with Thomas O. Hicks, one of Ben’s current directors, is one of the owners and serves as the manager of a limited liability company (the “SPV”) in which BHI also has an ownership interest. The SPV holds BCH Preferred A-0 Unit Accounts and BCH Preferred A-1 Unit Accounts among its investment holdings.

BHI is entitled to various payments and allocations as a result of its ownership of BCH securities. As a holder of the BCH Preferred A-0 Unit Accounts, BHI is entitled to receive quarterly guaranteed cash payments equal to 1.50% per fiscal quarter (or 6.0% per annum) of its BCH Preferred A-0 Unit Accounts capital account balance on an annual basis, subject to the terms of an agreement to defer delivery of such payments until November 15, 2024.
Additionally, as a holder of the BCH Preferred A-1 Unit Accounts, BHI is entitled to (i) a quarterly preferred return equal to the hypothetical capital account balance of such BCH Preferred A-1 Unit Accounts multiplied by the most recent 90-Day Average Secured Overnight Financing Rate as published by the Federal Reserve Bank of New York prior to each fiscal quarter plus 0.5% (2.0% per annum) and allocable by a corresponding increase to the BCH Preferred A-1 Unit Accounts capital account, subject to an agreement to waive and defer the accrual of such payments until December 31, 2024, (ii) tax distributions for any period in which there is an allocation of income related to the quarterly preferred return and (iii) allocations from sale proceeds of BCH in an amount up to its hypothetical BCH Preferred A-1 Unit Accounts capital account.
Furthermore, as a holder of Class S Ordinary Units, following certain income allocations to the Class S Ordinary Units, the capital account balance associated with such BCH Class S Ordinary Units shall be reduced to zero and, in exchange, BHI is entitled to receive an equal number of BCH Class S Ordinary Units and BCH Class S Preferred Units equal to the amount of the reduction in the capital account divided by the closing price of the Class A common stock on the date of such exchange. Such provisions result in BHI, as a holder of the BCH Class S Ordinary Units, receiving additional limited partner interests in BCH as a result of the allocation of income of BCH while retaining the BCH Class S Ordinary Units.
Holders of the BCH Class S Preferred Units are entitled to receive (i) a quarterly preferred return equal to the hypothetical capital account balance of such BCH Class S Preferred Units multiplied by the base rate and allocable by a corresponding increase to the BCH Class S Preferred Unit capital account, subject to an agreement to waive and defer the accrual of such payments until December 31, 2024 and (ii) allocations of sale proceeds of BCH in an amount up to their hypothetical BCH Class S Preferred Unit capital account, thereby increasing such holder’s BCH Class S Preferred Unit capital account and resulting distributions.
As a holder of the BCH FLP-1 Unit Accounts, BHI is also entitled to receive (i) quarterly issuances of an equal amount of BCH Class S Ordinary Units and BCH Class S Preferred Units that in aggregate is equal to the income allocated to BCH FLP-1 Unit Accounts pursuant to the BCH LPA, which is 50.5% of (1) 15% of profits from financing activities of BCH and (2) Excess EBITDA Margin, which generally relates to the fee-generating businesses of Ben, (ii) upon its allocation of income of BCH in accordance with the BCH LPA, additional BCH Class S Ordinary Units and BCH Class S Preferred Units, (iii) an allocation of a portion of any upward carrying value adjustment as calculated pursuant to Internal Revenue Code Section 704(b) and (iv) annual tax distributions. Finally, as the holder of BCH FLP-3 Unit Accounts, BHI is entitled to receive quarterly tax and other distributions equal to 100% of the amount of the profit allocated to BHI’s BCH FLP-3 Unit Accounts capital balance. BCH FLP-3 Unit Accounts are allocated profits from financing activities of Ben equal to the lesser of 5% of quarterly net financing revenues and 10% of the average annualized stated interest (to the extent constituting net financing revenues) of the quarterly average of new ExAlt Loans issued during the previous 12 months.
As of September 30, 2023, neither BHI nor Mr. Heppner held an interest in BMP, however, in the event that an employee forfeits their interest in BMP, BHI would hold such interest until they are reissued to a participant. As a result, BHI may occasionally hold the forfeited interests of a former employee in BMP. As the holder of BCH FLP-2 Unit Accounts, BMP is entitled to receive (i) quarterly issuances of an equal amount of BCH Class S Ordinary Units and BCH Class S Preferred Units that in aggregate is equal to the income allocated to BCH FLP-2 Unit Accounts pursuant to the BCH LPA, which is 49.5% of (1) 15% of profits from financing activities of BCH and (2) Excess EBITDA Margin (as defined herein), which generally relates to the fee-generating businesses of Ben, (ii) annual tax distributions, (iii) upon its allocation of income of BCH in accordance with the BCH LPA, additional BCH Class S Ordinary Units and BCH Class S Preferred Units and (iv) an allocation of a portion of any upward carrying value adjustment as calculated pursuant to Internal Revenue Code Section 704(b).
Because the Company has a holding company structure, any equity securities the Company has issued or will issue, including our Class A common stock, are and will be structurally subordinated to interests in BCH, including those of creditors of and holders of certain equity interests in BCH. Such creditors include HCLP, which holds approximately $100.0 million in secured debt of BCH, and the holders of such equity interests include BHI which holds preferred equity interests in BCH ranking senior to the equity interests the Company holds in BCH. Therefore, in any bankruptcy, liquidation or similar proceeding, all claims of creditors (including HCLP) of BCH will have priority over the Company’s equity interests in BCH (and therefore the claims of the Class A common stock and any preferred stock the Company issues) with respect to the assets of BCH. In addition, the holders of the preferred equity interests in BCH, including BHI as described above, currently have, and may in the future have, priority over the Company’s equity interests in BCH. These priority claims and interests may present a conflict of interest with respect to the interests of the Company and our stockholders with respect to the assets of BCH and its subsidiaries.
Additionally, we have entered into certain related party transactions with entities in which Mr. Heppner has a financial interest, including the HCLP Loan Agreement. As of September 30, 2023, we had approximately $100.0 million of debt (including unamortized premium thereon), which is derived from BCH’s secured loans with HCLP, an indirect subsidiary of Highland Consolidated, LP. The majority of HCLP is indirectly owned by The Highland Investment Holdings Trust, of which Mr. Heppner and his family are the beneficiaries. Mr. Heppner is a trustee but does not possess any discretionary authority with respect to the management, distribution or administration of the trust’s current assets (including HCLP). In addition to our payments on the principal balance of the HCLP Loan Agreement, pursuant to the terms of the HCLP Loan Agreement, we are required to make certain payments to HCLP for interest and fees. For the six months ended September 30, 2023 and September 30, 2022, we made payments to HCLP, primarily in the form of principal and interest payments, of zero and $4.2 million, respectively. We have also paid in the past, and may be required in the future to pay, extension fees to extend the maturity dates of the HCLP Loan Agreement.
The HCLP Loan Agreement is collateralized by substantially all income producing assets of BCH, as well as the loans originated by the Customer ExAlt Trusts and custody trusts, excluding the ExAlt Participation Loans. If we do not raise enough capital to fully repay such obligations, HCLP’s collateral interest will remain in place, and the value of the collateral security of the HCLP Loan Agreement may significantly exceed amounts owed under the HCLP Loan Agreement. In the event of default on the HCLP Loan Agreement, HCLP shall have the right to, among other things, transfer the collateral in the name of HCLP, enforce collection of the collateral or take possession or control of any proceeds of the collateral. As a result, the terms of repayment of the principal balance of the HCLP Loan Agreement and the additional interest and fee payments as well as HCLP’s collateral interest in the assets of BCH may present conflicts of interests between Mr. Heppner, the Company and its stockholders.
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
A Wells Notice is not a formal allegation or a finding of wrongdoing, but is a preliminary determination by the Staff to recommend to the SEC that a civil enforcement action or administrative proceeding be brought against the recipient. The Company maintains that our actions were appropriate and intends to vigorously defend this matter. The Company has made a Wells submission to the SEC demonstrating why an action against the Company would be unfounded. We intend to engage in further dialogue with the SEC Staff and contest any allegations of wrongdoing. Additionally, Mr. Heppner has communicated to the Company that he intends to vigorously defend himself. Individually, Mr. Heppner also made a Wells submission, and he intends to engage in further dialogue with the SEC and contest any allegations of wrongdoing.
The proposed action may seek remedies that include an injunction, cease-and-desist order, disgorgement, pre-judgment interest, and civil money penalties. The Company understands that other parties, including Brad Heppner, also received Wells Notices related to the investigation of GWG Holdings. If the SEC were to authorize an action against us, it could seek an order enjoining the Company from engaging in future violations of certain provisions of the federal securities laws, imposing civil monetary penalties, and/or providing for other equitable relief within the SEC’s authority. Additionally, in the event we or Mr. Heppner are found to have violated federal securities laws, we may be unable to utilize Regulation D or Regulation A under the Securities Act to raise additional capital on a basis exempt from the registration requirements of the Securities Act, which would require us to use the Section 4(a)(2) exemption for our securities offerings and could have a material adverse effect on our business. Furthermore, if we are unable to utilize Regulation D or Regulation A due to such a “bad actor” disqualification, the investment documents for certain alternative assets held by the Customer ExAlt Trusts may also prohibit BFF from serving as trustee of the Customer ExAlt Trusts, and the impacted Customer ExAlt Trusts may need to replace BFF as their trustee, which could adversely affect our business, financial condition and results of operations.
The results of the Wells Notice process and any corresponding enforcement action, including the costs, timing and other potential consequences of responding and complying therewith, are unknown at this time.
Substantial future sales of shares of Class A common stock could cause the market price of our shares of Class A common stock to decline.
We are contractually obligated to prepare and file with the SEC multiple registration statements providing for the resale of the substantial majority of the shares of our outstanding Class A common stock, including for shares held by our largest shareholder, the GWG Wind Down Trust (as defined herein), which held approximately 169,701,487 shares of Class A common stock, or approximately 69.9% of our outstanding shares of Class A common stock, as of September 30, 2023 and has been formed for the purpose of selling shares of our Class A common stock it holds to satisfy claims deriving from the bankruptcy proceedings of GWG. Although the sale of shares of our outstanding Class A common stock do not result in the dilution of the interests of our public shareholders, the resale, or expected resale, of a substantial number of our shares of Class A common stock in the public market could adversely affect the market price for our shares of Class A common stock and make it more difficult for you to sell your shares of Class A common stock at times and prices that you feel are appropriate. Although the prevailing trading price of our Class A common stock is beneath that of the trading price of our Class A common stock at the closing of our Business Combination, certain of the holders of our Class A common stock purchased their shares for prices less than the current trading prices of our Class A common stock and could have an incentive to sell because they will still profit on sales. Further, we have registered for resale a significant amount of our Class A common stock pursuant to the SEPA and our Forward Purchase Agreement, which could result in further substantial dilution and depressed trading prices of our Class A common stock. Pursuant to the SEPA, we may issue and sell up to $250 million of shares of Class A common stock to the Yorkville Investor (as defined therein). The price at which we may issue and sell shares may be at either (i) 95% of the daily VWAP of the Class A common stock for any period commencing on the receipt of the advance notice by the Yorkville Investor and ending on 4:00 p.m. on the applicable advance notice date (“Pricing Option 1”) or (ii) 97% of the lowest daily VWAP of the Class A common stock during the three trading days following a notice to sell to the Yorkville Investor, provided that we are subject to certain caps on the amount of shares of Class A common stock that we may sell on any single day (“Pricing Option 2”). Assuming that (a) we issue and sell the full $250 million of shares of Class A common stock under the SEPA to the Yorkville Investor, (b) no beneficial ownership limitations, and (c) the issue price for such sales is $3.00 or $5.00 per share, such additional issuances would represent in the aggregate approximately 83,333,333 or 50,000,000 additional shares of Class A common stock, respectively, or approximately 25.5% or 17.1% of the total number of shares of Class A common stock outstanding as of September 30, 2023, after giving effect to such issuance. If the beneficial ownership limitation is not waived, we may issue approximately 25,695,237 shares of Class A common stock, or approximately 9.99% of the total number of shares of Class A common stock outstanding as of the date hereof. “Market Price” is defined as, for any Option 1 Pricing Period, the daily volume weighted average price (“VWAP”) of the Class A common stock on Nasdaq during the Option 1 Pricing Period, and for any Option 2 Pricing Period, the lowest VWAP of the Class A common stock on the Nasdaq during the Option 2 Pricing Period. Assuming a (i) Market Price of $2.74, (ii) no beneficial ownership limitations, and (iii) the receipt of stockholder approval to exceed the Exchange Cap, we may issue up to 95,693,779 shares of Class A common stock under Pricing Option 1 and up to 94,062,758 shares of Class A common stock under Pricing Option 2, which would reflect approximately 28.3% and 27.69%, respectively, of the outstanding shares of our Class A common stock as of September 30, 2023, after giving effect to such issuances.
Furthermore, while certain of the Selling Holders may experience a positive rate of return based on the current trading price of our Class A common stock, the public stockholders may not experience a similar rate of return on the securities they purchased due to differences in the purchase prices paid by the public stockholders and the Selling Holders and the current trading price of our Class A common stock. The Selling Holders will be able to sell all of their shares of Class A common stock for so long as the registration statement of which this prospectus forms a part is available for use.
Our Forward Purchase Agreement could result in an artificial ceiling price for the shares of our Class A common stock given the economic interests of our counterparty.
We have entered into a Forward Purchase Agreement with the Purchaser, pursuant to which the Purchaser agreed to purchase certain shares of Avalon Class A common stock at a purchase price per share of $10.588 for aggregate consideration of $25.0 million, which were converted into shares of Class A common stock and Series A preferred stock upon consummation of the Business Combination. The Series A preferred stock converted in accordance with its terms to shares of Class A common stock, and Purchaser held an aggregate of 2,956,480 shares of Class A common stock following such conversion in respect of the “FPA Shares”. The Forward Purchase Agreement provides for two categories of FPA Shares: (i) 1,064,333 FPA Shares categorized as the “Purchased Shares” and (ii) the remaining 1,892,147 FPA Shares categorized as the “Prepaid Forward Shares”. Upon the sales of the Prepaid Forward Shares, the Purchaser will remit $10.588 per share, or such lesser price per share designated by the Company by written notice setting forth the Designated Price and the number Prepaid Forward Shares that may be sold at such price delivered to Purchaser prior to any such sales, to the Company. On June 8, 2025 (“Maturity Date”), any Prepaid Forward Shares not sold by the Purchaser will be returned to the Company and any remaining amounts in respect of the Prepaid Forward Shares will be retained by the Purchaser, less any amounts still owed to the Company from sales effected prior to the Maturity Date.
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
Under the SEPA, the Company agreed to issue and sell to the Yorkville Investor, from time to time, and the Yorkville Investor agreed to purchase from the Company, up to $250 million of the Company’s shares of Class A common stock. The Company shall not affect any sales under the SEPA and the Yorkville Investor shall not have any obligation to purchase shares of Class A common stock under the SEPA to the extent that after giving effect to such purchase and sale the aggregate number of shares of Class A common stock issued under the SEPA together with any shares of Class A common stock issued in connection with any other related transactions that may be considered part of the same series of transactions, where the average price of such sales would be less than $2.74 and the number of shares issued would exceed 19.9% of the outstanding voting common stock as of September 30, 2023. Thus, the Company may not have access to the right to sell the full $250 million of shares of Class A common stock to the Yorkville Investor, which could have a material adverse effect on our liquidity, financial condition and results of operations.
The transfer of GWG’s assets to the GWG Wind Down Trust and the Litigation Trust pursuant to the Second Amended Plan could create significant uncertainties and risks for our continued operations and materially and adversely impact our financial operating results.
On April 20, 2022 and October 31, 2022, Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) thereby commencing those certain chapter 11 cases (the “Chapter 11 Cases”). On June 20, 2023, the Bankruptcy Court entered an order confirming the Debtors’ Second Amended Joint Chapter 11 Plan (the “Second Amended Plan”), which became effective on August 1, 2023, (the “Effective Date”).
The Second Amended Plan provides for the creation of two liquidating trusts to effectuate a liquidation of the Debtors: (i) the GWG Wind Down Trust; and (ii) the Litigation Trust (the “Litigation Trust”). The Second Amended Plan provides that the GWG Wind Down Trust will take all necessary steps to wind down the business affairs of the Debtors and maximize the value of the Debtors’ non-litigation assets, including the Debtors’ equity interests in the Company. Under the Second Amended Plan, the trustee for the GWG Wind Down Trust is Elizabeth C. Freeman. Pursuant to the terms of the Second Amended Plan, all potential claims and causes of action of the Debtors’ estates against the Company have been assigned to and, potentially may be pursued by, the Litigation Trust. The initial funding amount of the Litigation Trust under the Second Amended Plan was $3 million in cash, and the Litigation Trust received all non-released litigation assets of the Debtors as well as the Debtors’ interest in any insurance policies covering directors and officers of the Debtors. The Second Amended Plan further provides that the trustee for the Litigation Trust is Michael I. Goldberg (the “Litigation Trustee”), who has the sole authority to make decisions and act with respect to the Litigation Trust assets. Proceeds from the Litigation Trust will be distributed to the GWG Wind Down Trust for distribution to holders of trust interests in accordance with the waterfall set forth in the Second Amended Plan and the trust agreement governing the GWG Wind Down Trust.
The Second Amended Plan also incorporates the terms of a mediated settlement (the “Mediated Settlement”) between the Official Committee of Bondholders (the “OCB”) and L Bond Management, LLC (the “LBM”). As a result, Pursuant to the Second Amended Plan, the Company did not receive a release, and all potential claims and causes of action of the Debtors’ estates against the Company, including the potential claims and causes of action described in the OCB’s Standing Motion (as defined below), have been assigned to and, potentially may be pursued by, the Litigation Trust.
The transfer of GWG’s assets to the GWG Wind Down Trust and Litigation Trust and their subsequent liquidation pursuant to the Second Amended Plan could create significant uncertainties and risks for our continued operations and/or materially and adversely impact our financial operating results. Additionally, the negative publicity, uncertainty, and risks associated with the Chapter 11 Cases and the OCB’s Standing Motion have negatively impacted and may continue to negatively impact investors’ willingness to engage with us until any related claims are resolved. More specifically, these uncertainties and risks have resulted in an investor advising us that it has refused to invest in connection with the Business Combination, and we have received indications from other potential investors that they would withhold their potential investments in the Company until these matters are resolved or until further clarity is available. As noted above, following the effective date of the Second Amended Plan, the Litigation Trustee has sole authority to pursue or resolve such claims. In connection with any mediation or otherwise, the Company intends to seek to resolve any claims that could be bought by the Litigation Trustee and GWG’s creditors against the Company, BCH, their respective officers and directors, and certain other related, affiliated, or associated parties. If such potential claims and causes of action are not released or resolved through such mediation or otherwise, any attendant litigation, including causes of action asserted by the Litigation Trust, depending on its outcome, or the potential for such litigation, could have a material adverse effect on our operations and financial condition and could result in a decline of the value or perceived value of the Company, which could ultimately be reflected as a reduction in the market prices of our securities.
Among other things, as of the Effective Date, the Company held approximately 2.5 million shares of GWG common stock, and the Customer ExAlt Trusts held 9.8 million shares of GWG common stock and $94.8 million of outstanding principal amount of L Bonds. On the Effective Date, all securities issued by GWG, including GWG’s common stock, preferred stock and debt securities (including all L Bonds) were cancelled. Holders of such cancelled securities, including the Company and the Customer ExAlt Trusts, were delivered trust interests (the “New WDT Interests”) in GWG Wind Down Trust. As of September 30, 2023, Ben held 0.8 million interests of Series A1 and 2.5 million interests of Series E of the GWG Wind

Down Trust, and the Customer ExAlt Trusts held 82.0 million, 14.5 million, and 9.8 million interests of Series A1, Series A2, and Series E, respectively, of the GWG Wind Down Trust. Through September 30, 2023, the Company has recognized a net loss of $25.0 million related to its interests in the GWG Wind Down Trust (or GWG Holdings, as applicable), and the Customer ExAlt Trusts have recognized a net loss of $174.3 million related to its interest in the GWG Wind Down Trust (or GWG Holdings, as applicable), all of which is reflected in the consolidated financial statements of Ben. If the value of such New WDT Interests received by the Company and the ExAlt Trusts in exchange for their GWG common stock and L Bonds were to continue to significantly drop, the value of the Company’s or the Customer ExAlt Trusts’ holdings of such New WDT Interests would also continue to significantly drop, which could result in a decline in our value and/or have a negative impact on our operating results. Such a decline in the perceived value or operating results of the Company, on a consolidated basis, could ultimately be reflected as a reduction in the market price of our securities, which could adversely influence our ability to raise capital in the future.
Additionally, a subsidiary of the Company has loans to certain Customer ExAlt Trusts in the approximate aggregate principal amount of $145.9 million (net of unamortized discounts), which are collateralized by the New WDT Interests held by these certain Customer ExAlt Trusts. The value and/or availability of the such New WDT Interests to satisfy the loans have been materially impacted as a result of the Chapter 11 Cases and the Second Amended Plan and may also be materially impacted as a result of potential litigation against the Company relating to its transactions with GWG. As of September 30, 2023, an allowance for credit losses of $141.7 million was recorded on these loans, principally related to the decline in the value of the GWG common stock and L Bonds (prior to their cancellation). The allowance for credit losses is eliminated in the presentation of our consolidated financial statements but directly impacts the income (loss) allocable to the Company’s and BCH’s equity holders. We may be required to record additional impairment charges on the loans and a further reduction in the value of the New WDT Interests received in exchange for such L Bonds or GWG common stock could have a material adverse effect on the Customer ExAlt Trust’s ability to repay the current carrying value of the loans.
As a result of the issuance of the New WDT Interests, the Company or the ExAlt Trusts may receive distributions via the GWG Wind Down Trust as set forth in the Second Amended Plan and the trust agreement governing the GWG Wind Down Trust. Any further impairment charges related to the New WDT Interests would be reflected in our consolidated statement of comprehensive income (loss) and would impact the income (loss) allocatable to Beneficient’s equity holders, each of which could result in a decline in our value. Such a decline in the perceived value of the Company could ultimately be reflected as a reduction in the market price of our securities, which could adversely influence our ability to raise capital in the future.
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
On the effective date of the Second Amended Plan, which occurred on August 1, 2023, GWG transferred any potential claims against the Company and certain other parties to the Litigation Trust and it is possible that claims or causes of action arising from these transactions could be advanced against the Company in the future. Such claims and causes of action could include avoidance actions and other causes of actions related to such transactions, including: (i) challenges whereby GWG released its right to appoint a majority of the members of Ben Management board of directors, (ii) challenges to the reasonableness of the value received by the Debtors in such transactions, and (iii) efforts to recover the value of, or avoid, any transfers to the Company. The Special Committee filed a motion seeking the appointment of a mediator to oversee the mediation of issues between the Company, GWG and its debtor- affiliates, the Independent Directors (in their capacities as members of both the Special Committee and the Investigations Committee) and certain other creditor constituencies as a means to reach a “global consensus” and negotiate a value-maximizing chapter 11 plan, including (i) the terms of GWG’s plan of reorganization, including governance of the reorganized GWG, and (ii) the framework for maximizing the value of GWG’s interests in the Company.
Furthermore, in connection with GWG’s Chapter 11 Cases, the OCB filed a motion seeking standing (the “Standing Motion”) to pursue causes of action that include (i) avoidance actions including challenges to transactions between GWG and the

Company under theories of actual or constructive fraudulent transfer, (ii) allege claims for breach of fiduciary duty against former and current Company directors and officers, including Ben’s CEO, for approving such transactions, (iii) advance a basis for the claims that GWG did not receive reasonably equivalent value in these transactions and (vi) seek recovery from the Company and the other named individuals, including Ben’s CEO. More specifically, such challenged transactions relate to (i) GWG’s commitment to loan the Company $65 million that GWG funded in two tranches on May 31, 2019 ($50 million on June 3, 2019 and $15 million on November 22, 2019), (ii) GWG’s purchase of $10 million of equity in the Company on June 12, 2019, (iii) GWG’s capital contribution to the Company of $79 million on December 31, 2019, (iv) $130.2 million in contributions by GWG to the Company pursuant to a Preferred Series C Unit Purchase Agreement, and (v) the Company’s ultimate decoupling from GWG. Additionally, the motion included proposed claims against certain of GWG’s former directors for an illegal dividend under Delaware law and claims for unjust enrichment against certain of GWG’s former directors, individuals and corporate entities affiliated with or controlled by Ben’s CEO, transferees of certain allegedly fraudulent transfers, and certain broker-dealers who marketed and sold L Bonds. The OCB’s Standing Motion stated that the proposed claims could add in excess of $500 million worth of additional value to the Debtors’ estate.
On February 22, 2023, the Company and the Company’s CEO, Brad Heppner, filed motions to object to the OCB’s Standing Motion that refutes the allegations. On March 9, 2023, the Debtors, the OCB and LBM entered into the Mediated Settlement in the Chapter 11 Cases, the terms of which were incorporated into the Second Amended Plan. The Second Amended Plan provides for the creation of a Litigation Trust with an initial funding amount of $3 million in cash, and all potential claims and causes of action of the Debtors’ estates against the were, unless otherwise settled, assigned to and, potentially may be pursued by the Litigation Trust, including those claims related to the OCB’s Standing Motion. On June 20, 2023, the Bankruptcy Court entered an order confirming the Second Amended Plan, which became effective on August 1, 2023, and the Standing Motion was deemed to be withdrawn.
In the event that the Litigation Trustee asserts claims against us, whether related to the causes of action described in the Standing Motion or not, we may face significant risk, including the cost of protracted litigation. Even if no litigation is brought by the Litigation Trust relating the Standing Motion or other claims, or if we prevail in any litigation stemming from the allegations, the existence of the allegations alone could result in reputational harm as a result of negative public sentiment, increased scrutiny from our regulators, and reduced investor and stakeholder confidence. Additionally, the allegations may impact the willingness of our customers and other parties to transact business with us. The Company intends to vigorously defend against any claims should they be brought by the Litigation Trust.
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
On November 1, 2022, defendants filed their opening briefs in support of their motions to dismiss the remaining counts. On December 20, 2022, PCA filed its answering brief in opposition to defendants’ motions to dismiss the remaining counts. On January 24, 2023, defendants filed their reply briefs. Oral argument on the motions to dismiss was held on May 8, 2023. On August 29, 2023, the Court issued a letter opinion that denied defendants’ motions to dismiss with respect to most of the remaining counts, explaining that the Court was unwilling to determine the parties’ rights under the various agreements at the pleadings stage and that discovery may make these issues ripe for summary judgment. The Court did, however, grant defendants’ motions to dismiss as to one of PCA’s promissory estoppel claims and its claim for equitable fraud. On October 25, 2023, defendants filed their respective answers to PCA’s second amended complaint.
This litigation can subject us to substantial costs and divert resources and the attention of management from our business. If these claims are successful, our business could be seriously harmed. Even if the claims do not result in protracted litigation or are resolved in our favor, the time and resources needed to resolve such claims could divert our management’s resources and adversely affect our business.
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
First, PCA asserts that a Shortfall ET Amount exists because it alleges that the Trusts have not received Net Auction Consideration, which PCA argues is defined to only include cash, in an amount equal to the net asset value of the illiquid investments MHT purchased from PCA (NAV of ~$500 million). As a result, PCA claims damages in the amount of $350 million. In contrast, the BEN CVR Parties believe there is no Shortfall ET Amount because the Trusts have received Net Auction Consideration that PCA’s valuation expert determined had a value exceeding the NAV of the investments purchased from PCA (valued at ~$550 million), which was comprised of $150 million in cash and approximately $400 million in GWG L-Bonds and GWG common stock. The BEN CVR Parties disagree that Net Auction Consideration only includes cash received by the Trusts in light of (1) an acknowledgement in which PCA agreed that “for all purposes Net Auction Consideration included all Auction Consideration” and that “the fair market value of all Auction Consideration shall be the fair market value as reflected [by PCA’s valuation expert]” and (2) an amendment to the CVR Contract that amended the definition of Net Auction Consideration to include non-cash consideration received by the Trusts and that was signed by a PCA general partner serving as a BEN director for purposes of approving such an amendment.
Second, PCA asserts the BEN CVR Parties failed to undertake an Initial Public Listing, alleging the BEN CVR Parties never filed a registration statement. The BEN CVR Parties disagree because they did exchange common units for GWG common stock, satisfying the CVR Contract’s definition of an Initial Public Listing. Third, as a result of the disputed terms above, the parties disagree about whether the CVR Contract terminated. Under the BEN CVR Parties’ view of the disputed terms, the CVR Contract terminated under its terms. But because PCA asserts that a Shortfall ET Amount exists, PCA disagrees that the CVR Contract has terminated and claims that the amendment to the CVR Contract was fraudulently induced.
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
Additionally, on December 16, 2022, a former member of the Board of Directors of Beneficient Management, LLC initiated a private arbitration in the International Court of Arbitration of the International Chamber of Commerce, challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The claimant seeks total damages of $36.3 million plus attorney’s fees and punitive damages. A hearing took place on August 23, 2023, and the arbitrator has notified the parties that the record is officially closed. A decision in the arbitration is expected in the near future. The Company denies the claims asserted in the arbitration. Given the uncertainties attendant to litigation, the Company cannot accurately predict the ultimate outcome of this matter or the range of reasonably possible losses. Even if the claims do not result in protracted litigation or are resolved in our favor and the favor of our directors, the time and resources needed to resolve such claims could divert our management’s resources and adversely affect our business.
On February 18, 2022, Shirin Bayati and Mojan Kamalvand, on behalf of themselves and of all others similarly situated, filed a class action lawsuit in the United States District Court for Northern District of Texas against GWG, its former President and Chief Executive Officer, Murray Holland, its former Chief Financial Officer, Timothy Evans, and certain past and present members of the board of directors of GWG and BCG (Roy Bailey, Peter Cangany, Jr., David Chavenson, Brad Heppner, Thomas Hicks, Dennis Lockhart, Bruce Schnitzer, and David DeWeese). The suit alleges that the defendants violated Sections 11, 12, and 15 of the Securities Act by issuing materially misleading statements in a June 3, 2020 registration statement. On April 20, 2022, GWG filed for bankruptcy protection in the Southern District of Texas. On April 21, 2022, the district court ordered all parties to submit statements by May 5, 2022 on whether the automatic stay in bankruptcy extends to the non-debtor defendants. On April 25, 2022, the Lead Plaintiffs filed a Motion for Appointment as Lead Plaintiff and Approval of Their Selection of Lead Counsel. On May 2, 2022, a notice of dismissal was filed, dismissing defendants Peter T. Cangany, Jr., Brad K. Heppner, Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer. On May 12, 2022, the district court extended the bankruptcy stay to all non-debtor defendants, although it permitted a limited modification of lifting of the stay to allow the court to consider the pending lead plaintiff motion. On August 5, 2022, the district court entered an order appointing Thomas Horton and Frank Moore as lead plaintiffs for the putative class. On May 26, 2023, Thomas Horton and Frank Moore, on behalf of themselves and other similarly situated, filed a second class action lawsuit against the Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer and Whitley Penn LLP, alleging Securities Act violations arising out of the Offering.

On March 30, 2023, David Scura and Clifford Day, on behalf of themselves and all others similarly situated, filed a class action lawsuit in the United States District Court for Northern District of Texas against Ben, certain members of its board of directors (Brad K. Heppner, Peter T. Cangany, Jr., Richard W. Fisher, Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer), certain past members of the board of directors of GWG (Jon R. Sabes and Steven F. Sabes), FOXO, and Emerson. The suit alleges that the defendants defrauded GWG investors in connection with the sale of GWG’s L Bonds and preferred stock, and it asserts claims on behalf of a putative class consisting of all persons and entities who purchased or otherwise acquired GWG’s L Bonds or preferred stock of GWG between December 23, 2017 and April 20, 2022. The suit alleges that (i) the Company, the individual defendants, and FOXO violated Sections 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, (ii) that the individual defendants violated Section 20(a) of the Exchange Act and (iii) that Emerson violated Section 15(c)(1)(A) of the Exchange Act. On May 3, 2023, Thomas Horton and Frank Moore, in their capacities as the lead plaintiffs in the Bayati Action, filed a motion to lift the automatic stay in the Chapter 11 Cases in order to file a motion in the Northern District of Texas seeking to consolidate the Bayati and Scura Actions under the Private Securities Litigation Reform Act. On June 8, 2023, the plaintiffs in the Scura Action filed a voluntary notice of dismissal without prejudice.
On August 16, 2023, Thomas Horton and Frank Moore, in their capacities as the Lead Plaintiffs in the Bayati Action, filed a notice regarding the confirmation of the Debtors’ Chapter 11 plan in the GWG bankruptcy, a motion seeking to lift the bankruptcy stay and a motion to consolidate the Bayati and Horton Actions. On September 12, 2023, the court entered an order consolidating the Bayati and Horton Actions. The court ordered that the consolidated action shall bear the caption In re GWG Holdings, Inc. Securities Litigation. The court lifted the bankruptcy stay and ordered the Lead Plaintiffs to file a new consolidated complaint within 20 days. On October 2, 2023, the Lead Plaintiffs filed a Consolidated Class Action Complaint against the Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer, Murray T. Holland, Timothy L. Evans, David H. de Weese, Roy W. Bailey, David F. Chavenson, and Whitley Penn LLP, alleging Securities Act violations arising out of the Offering. The complaint alleges that the individual defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act, and further alleges that the Company violated Section 15 of the Securities Act. The Company and the Ben Individual Defendants filed a motion to dismiss the complaint on November 7, 2023. The remaining defendants have not yet responded to the complaint, as the deadlines to respond still extend to January 2024. The Company and the Ben Individual Defendants intend to vigorously defend themselves in the litigation.
We have debt outstanding that could adversely affect our financial flexibility and subjects us to restrictions and limitations that could significantly impact our ability to operate our business.
As of October 31, 2023, we had approximately $125.8 million of debt (including unamortized premium thereon), which is derived from (i) the HH-BDH Credit Agreement with HH-BDH, an entity affiliated with Hicks Holdings, of which Mr. Hicks is the managing member; and (ii) BCH’s secured loans with HCLP, that is an indirect subsidiary of Highland Consolidated, LP. The majority of HCLP is indirectly owned by The Highland Investment Holdings Trust, of which Mr. Heppner and his family are the beneficiaries. Mr. Heppner is a trustee but does not possess any discretionary authority with respect to the management, distribution or administration of the trust’s current assets (including HCLP). The level of debt outstanding each period could adversely affect our financial flexibility. We also bear risk at the time our debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our purchase of alternative assets and planned capital expenditures will depend on our ability to generate cash from operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising interest rates.
Furthermore, in the past, we have sought to extend the maturity date of our secured loans with HCLP and have paid fees in connection with this extension. We may need to amend our HH-BDH Credit Agreement and the HCLP Loan Agreement in the future and may incur additional amendment fees as a result. If the Company incurs additional debt or liabilities, or if we are unable to maintain a level of cash flows from operating activities, the Company’s ability to pay its obligations on its debt could be adversely affected.
The Company depends upon cash distributions from its subsidiaries, and regulatory requirements, contractual restrictions on distributions to the Company or adverse events at one of our operating subsidiaries could materially and adversely affect our ability to pay our debts and the Company’s ability to continue operating its business.
The Company conducts its operations through operating subsidiaries, and as such its most significant assets are cash and its ownership interests in its subsidiaries, controlled affiliates and equity investees. Accordingly, our ability to meet our obligations, including our debt-related and dividend-payment obligations, materially depends upon the ability of our subsidiaries to distribute cash to us. In this regard, the ability of the Company’s subsidiaries to distribute cash to the Company is, and will continue to be, restricted by certain negative covenants contained in the HCLP Loan Agreement and the HH-BDH Credit Agreement.

The negative covenants in the HCLP Loan Agreement include, among others, subject to certain exceptions:
•incurring any lien, including any pledge, upon any of BCH’s property;
•incurring any indebtedness;
•disposing of any Funding Trust loan or loan agreement;
•making any restricted payment, including dividends or other distributions with respect to any equity interests of any person, including the Company; and
•issuing any securities that are senior to the BCH Preferred A-1 Unit Accounts or the BCH Preferred A-0 Unit Accounts.
The negative covenants in the HH-BDH Credit Agreement include, among others, subject to certain exceptions:
•incurring any indebtedness;
•incurring any liens on its property, assets or revenues;
•becoming a party to a merger or consolidation;
•making certain loans and other investments;
•disposing of certain assets;
•making any restricted payment;
•engaging in certain other transactions with affiliates;
•engaging in any business other than their current business;
•making changes to its accounting treatment or tax reporting treatment;
•entering into certain agreements that would prevent performance under the HH-BDH Credit Agreement or restrict the creation of a lien to secure the Secured Obligations (as defined in the HH-BDH Credit Agreement);
•acquiring any subsidiary; and
•amending certain organizational documents.
Certain of the negative covenants listed above apply to both the Loan Parties and to the Beneficient Parties (as defined in the HH-BDH Credit Agreement), which may have the effect of limiting the Company and its subsidiaries’ ability to make dividend payments or certain other distributions. In addition, the HH-BDH Credit Agreement contains certain financial maintenance covenants, including a debt service coverage ratio. If any of these limitations were to materially impede the flow of cash to us, our ability to service and repay our debt and pay dividends would be materially and adversely affected. In addition, any adverse corporate event at the subsidiary level, such as a declaration of bankruptcy, liquidation or reorganization or any other event of default under the credit agreements governing our secured loans from HCLP or under the HH-BDH Credit Agreement, could adversely affect the ability of our subsidiaries to distribute cash to us, and thereby materially and adversely affect our ability to service and repay our debt and make cash dividend payments, and negatively impact our ability to continue operations.
Our indebtedness could adversely affect our financial condition and may otherwise adversely impact our business operations. We and our subsidiaries may incur additional indebtedness, including secured indebtedness.
As of October 31, 2023, we had approximately $125.8 million of debt (including unamortized premium thereon), which includes (i) $25.0 million derived from the Term Loan with HH-BDH and (ii) $100.6 million (including unamortized premium thereon) derived from BCH’s secured loans with HCLP, a Delaware limited liability company, that is an indirect subsidiary of Highland Consolidated, LP. Furthermore, we could raise additional debt to fund our operations. Our indebtedness could have significant effects on our business and the holders of our equity. For example, it could:
•require us to use a substantial portion of our cash flow from operations to service our indebtedness, which
•would reduce the available cash flow to fund acquisitions of alternative assets, working capital and other
•general corporate purposes, including the repayment of short term obligations;
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
The HCLP Loan Agreement is collateralized by all of the assets of BCH and the loans, excluding the ExAlt Participation Loans, originated by the Customer ExAlt Trusts and certain of the custody trusts, and the Term Loan under the HH-BDH Credit Agreement is collateralized by pledges of substantially all of the assets of Beneficient Financing, BCH’s equity interests in Beneficient Financing, certain equity interests in the Custody Trust and certain deposit accounts.
Ben, through its subsidiaries, is a party to the HCLP Loan Agreement with HCLP. HCLP is an indirect subsidiary of Highland Consolidated, LP and Ben’s CEO is a beneficiary and trustee of the trusts that control and are the partners of Highland Consolidated, LP; however, he has relinquished his authority as a trustee of such trusts with respect to Highland Consolidated, L.P. The HCLP Loan Agreement provides for accruing interest at the rate of 9.5%, and is guaranteed by affiliates of BCH as borrower. It contains standard provisions, including customary events of default and termination events and related covenants. As of September 30, 2023, approximately $100.0 million (including unamortized premium thereon) of debt was outstanding under the HCLP Loan Agreement (the “HCLP Loan”).
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
Furthermore, the HH-BDH Credit Agreement is secured by pledges of substantially all of the assets of Beneficient Financing, BCH’s equity interests in Beneficient Financing, 97.5% of the equity interests held by the Custody Trust which, as of September 30, 2023, represents approximately 44.9% of all assets held by the Customer Exalt Trusts, and certain deposit accounts. Furthermore, pursuant to the terms of the Letter Agreement entered into in connection with the HH-BDH Credit Agreement, if HH-BDH and/or BCH default under the HH-BDH Credit Agreement and such default results in a foreclosure on, or other forfeiture of, the Pledged Equity Interests, BCH will be required to issue Replacement Equity Interests to Hicks Holdings.
Fluctuations in interest rates and foreign exchange rates may negatively impact our business.
Fluctuations in interest rates and foreign exchange rates may negatively impact our business. These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. An adverse change in the base rates upon which our interest rates are determined, including the SOFR could have a material adverse effect on our financial position. Rising interest rates have increased our costs of borrowing. Volatility in the credit markets, including due to the recent bank failures as well as the U.S. Federal Reserve Bank’s actions and pace of interest rate increases to combat inflation in the U.S., may further increase our interest payments. As a result, we may adopt asset and liability management policies to minimize the potential adverse effects of changes in interest rates and foreign exchange rates, primarily by altering the mix and maturity of liquidity transactions, interests in the Collateral, funding sources, and derivatives. However, even with these policies in place, a change in interest rates and foreign exchange rates can impact our financial condition.
Furthermore, the use of SOFR as the benchmark rate for certain of our variable indebtedness may adversely affect our business or financial condition. Using SOFR as the basis on which interest on the Term Loan is calculated may result in interest rates and/or payments that do not directly correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. Although SOFR has been endorsed by the Alternative Reference Rate Committee as its preferred replacement for LIBOR, it remains uncertain whether or when SOFR or other alternative reference rates will be widely accepted by lenders as the replacement for LIBOR. This may, in turn, impact the liquidity of the SOFR loan market, and SOFR itself, with the risk of increased volatility, which could result in higher borrowing costs for us. Further, as the use of SOFR-based rates is relatively new, there could be unanticipated difficulties, disruptions or methodological or other changes with the calculation and publication of SOFR based rates, which in turn could trigger another benchmark transition or otherwise cause a reliance on an alternate base rate. This could also result in increased borrowing costs for us and thereby have a material adverse effect on our business or financial condition.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 8, 2023, we issued 202,484 shares of Class A common stock to ACE Portal, Inc. in exchange for its BCH Class S Ordinary Units. Furthermore, we issued 202,058 shares of Class A common stock to an unrelated individual in exchange for his BCH Class S Ordinary Units. Such BCH Class S Ordinary Units held by ACE Portal, Inc. and such individual converted into shares of Class A common stock on a one-to-one basis pursuant to the terms of the Exchange Agreement and the BCH LPA. The issuance of such shares to ACE Portal, Inc. and such individual was not registered under the Securities Act, and were issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.
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
On July 10, 2023, we issued 456,204 shares of Class A common stock to Yorkville pursuant to the SEPA with Yorkville dated June 27, 2023. On each of October 2, 2023 and October 4, 2023, Yorkville purchased 20,000 and 500,000 shares of Class A common stock for $2.39 and $1.27 per share, respectively, pursuant to the terms of the SEPA. he issuance of such shares to Yorkville pursuant to the SEPA was not registered under the Securities Act. Such issuances were in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.
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
On August 1, 2023, Ben Liquidity entered into agreements to finance liquidity transactions with respect to alternative assets with a NAV of approximately $37.7 million (calculated as of March 31, 2023), and pursuant to such transactions, we issued (i) 3,768,995 shares of Series B-1 Preferred Stock, with such Series B-1 preferred stock being convertible into shares of Class A common stock, and (ii) 942,249 Warrants. The Warrants are exercisable for an aggregate of 942,249 shares of Class A common stock and 942,249 shares of Series A Preferred Stock, and the Series A Preferred Stock is convertible into an aggregate of 235,562 shares of Class A common stock. The issuance of such Series B-1 Preferred Stock and the Warrants was not registered under the Securities Act and were issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder. On October 3, 2023, such shares of Series B-1 preferred stock converted into 13,805,841 shares of Class A common stock at a price per share of approximately $2.73 pursuant to the terms of the Series B-1 certificate of designation. The issuance of the Class A common stock in exchange for the Series B-1 preferred stock was made in reliance on the exemption provided by Section 3(a)(9) of the Securities Act.
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

4.6.3
Registration Rights Agreement Assignment and Joinder, dated as of August 1, 2023, by and among Beneficient, GWG Holdings, Inc. and the GWG Wind Down Trust and Jeffrey S. Stein (incorporated by reference to Exhibit 4.5.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-273322) filed with the Securities and Exchange Commission on August 30, 2023).

4.6.4
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

10.1
Credit and Guaranty Agreement, dated October 19, 2023, by and among Beneficient Financing, L.L.C., as borrower, Beneficient Company Holdings, L.P., as guarantor, and HH-BDH LLC, as the administrative agent party thereto and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on October 20, 2023).

10.2
Letter Agreement, dated October 19, 2023, by and among Beneficient Company Group, L.L.C., Beneficient Company Holdings, L.P. and Hicks Holdings Operating LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on October 20, 2023).

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

BENEFICIENT

Date: November 14, 2023	By:	/s/ Brad K. Heppner
Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Date: November 14, 2023	By:	/s/ Gregory W. Ezell
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)