Form 10-Q
period 2023-12-31
Beneficient
filed 2024-02-14
CIK 1775734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of February 9, 2024, Beneficient had 257,209,584 shares of Class A common stock outstanding and 19,140,451 shares of Class B common stock outstanding.

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
On June 6, 2023, immediately prior to the Conversion, BCG was recapitalized (the “BCG Recapitalization”) as follows: (i) the limited partnership agreement of BCG was amended to create one new subclass of BCG common units, the Class B Common Units (the “BCG Class B Common Units”), and the existing common units were renamed the Class A Common Units (the “BCG Class A Common Units”); and (ii) certain holders of the Preferred Series A Subclass 1 Unit Accounts of Beneficient Company Holdings, L.P. (“BCH” and such units, the “BCH Preferred A.1”) entered into conversion and exchange agreements (the “BCG Conversion and Exchange Agreements”) with BCG and BCH, pursuant to which they converted certain BCH Preferred A.1 to Class S Ordinary Units of BCH (“BCH Class S Ordinary Units”), which were then contributed to BCG in exchange for BCG Class A Common Units.
Prior to the Conversion, the Company’s equity interests consisted of common units, one series of preferred units, and noncontrolling interests. Pursuant to the Conversion, each BCG Class A Common Unit converted into 1.25 shares of Class A common stock, par value $0.001 per share (“Class A common stock”), each BCG Class B Common Unit converted into 1.25 shares of Class B common stock, par value $0.001 per share (“Class B common stock” and together with the Class A common stock, the “Common Stock”), and the capital account balance of the Preferred Series B Subclass 2 Unit Accounts of BCG (“BCG Preferred B.2 Unit Accounts”) converted into shares of Class A common stock at a rate based on a 20% discount to the $10.00 valuation of the Class A common stock (or $8.00). As a result, in the Conversion, we issued 86,116,884 shares of Class A common stock with respect to the BCG Class A Common Units, 19,140,451 shares of Class B common stock with respect to the BCG Class B Common Units and 94,050,534 shares of Class A common stock with respect to the BCG Preferred B.2 Unit Accounts.
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
•Brad K. Heppner, our founder and CEO, may have financial interests that conflict with the interests of Beneficient and its stockholders;
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
•allocations of write downs in the value of our intangible assets and goodwill due to impairment will result in a decrease in the capital account balance of the BCH Class A Units (as defined herein) indirectly held by the Company;
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

BENEFICIENT
Form 10-Q
For the Quarter Ended December 31, 2023

PART I. FINANCIAL INFORMATION
Item 1 — Financial Statements
BENEFICIENT
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	March 31, 2023 (1)
(Dollars and shares in thousands)	(unaudited)
ASSETS
Cash and cash equivalents	$11,248	$8,726
Restricted cash	20	819
Investments, at fair value:
Investments held by Customer ExAlt Trusts (related party of $3,759 and $76,154)	378,382	491,859
Investments held by Ben (related party of $38 and $1,371)	38	5,362
Other assets, net (related party of nil and $2,195)	26,061	32,903
Intangible assets	3,100	3,100
Goodwill	81,714	2,367,926
Total assets	$500,563	$2,910,695
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Accounts payable and accrued expenses (related party of $14,032 and $10,485)	$96,194	$65,724
Other liabilities (related party of nil and $100)	20,986	14,622
Warrant liability	161	—
Customer ExAlt Trusts loan payable, net	—	52,129
Debt due to related party, net	128,197	99,314
Total liabilities	245,538	231,789
Redeemable noncontrolling interests
Preferred Series A Subclass 0 Unit Accounts, nonunitized	251,052	251,052
Preferred Series A Subclass 1 Unit Accounts, nonunitized	—	699,441
Total temporary equity	251,052	950,493
Shareholder’s equity:
Preferred stock, par value $0.001 per share, 250,000 shares authorized
Series A preferred stock, 0 and 0 shares issued and outstanding as of December 31, 2023 and March 31, 2023	—	—
Series B-1 preferred stock, 0 and 0 shares issued and outstanding as of December 31, 2023 and March 31, 2023	—	—
Class A common stock, par value $0.001 per share, 1,500,000 shares authorized, 257,210 and 180,178 shares issued as of December 31, 2023 and March 31, 2023, respectively, and 256,666 and 179,634 shares outstanding as of December 31, 2023 and March 31, 2023, respectively	257	180
Class B convertible common stock, par value $0.001 per share, 20,000 shares authorized, 19,140 and 19,140 shares issued and outstanding as of December 31, 2023 and March 31, 2023	19	19
Additional paid-in capital	1,843,493	1,579,545
Accumulated deficit	(1,992,992)	—
Stock receivable	(20,038)	—
Treasury stock, at cost (544 shares as of December 31, 2023 and March 31, 2023)	(3,444)	(3,444)
Accumulated other comprehensive income	442	9,900
Noncontrolling interests	176,236	142,213
Total equity	3,973	1,728,413
Total liabilities, temporary equity, and equity	$500,563	$2,910,695
(1) Retroactively adjusted March 31, 2023 for the de-SPAC merger transaction as described in Note 4. Such adjustments are unaudited.
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in thousands, except per share amounts)	2023	2022	2023	2022
Revenues
Investment income (loss), net	$7,448	$11,478	$7,935	$(30,738)
Loss on financial instruments, net (related party of $(18,691), $(20,480), $(64,217), and $(63,044), respectively)	(18,024)	(23,043)	(64,260)	(56,101)
Interest and dividend income	118	113	348	295
Trust services and administration revenues (related party of $8, $8, $23, and $23, respectively)	158	8	173	23
Other income	65	—	65	86
Total revenues	(10,235)	(11,444)	(55,739)	(86,435)

Operating expenses
Employee compensation and benefits	7,340	12,670	58,561	34,752
Interest expense (related party of $3,018, $746, $5,843, and $2,108, respectively)	4,671	4,147	13,569	11,356
Professional services	4,970	8,073	22,000	29,580
Provision for credit losses	—	1,799	—	20,580
Loss on impairment of goodwill	883,223	—	2,286,212	—
Other expenses (related party of $2,096, $2,246, $6,317, and $6,576, respectively)	5,512	7,073	17,604	21,454
Total operating expenses	905,716	33,762	2,397,946	117,722
Operating loss	(915,951)	(45,206)	(2,453,685)	(204,157)
Loss on extinguishment of debt, net	8,846	—	8,846	—
Loss before income taxes	(924,797)	(45,206)	(2,462,531)	(204,157)
Income tax expense (benefit)	75	(2,356)	75	(1,072)
Net loss	(924,872)	(42,850)	(2,462,606)	(203,085)
Less: Net loss attributable to noncontrolling interests - Customer ExAlt Trusts	26,240	4,058	43,698	105,612
Less: Net loss attributable to noncontrolling interests - Ben	360,695	5,887	401,985	13,231
Less: Noncontrolling interest guaranteed payment	(4,229)	(3,984)	(12,501)	(11,778)
Net loss attributable to Beneficient common shareholders	$(542,166)	$(36,889)	$(2,029,424)	$(96,020)
Other comprehensive income (loss):
Unrealized gain (loss) on investments in available-for-sale debt securities	51	(1,307)	4,236	6,400
Total comprehensive income (loss)	(542,115)	(38,196)	(2,025,188)	(89,620)
Less: comprehensive gain (loss) attributable to noncontrolling interests	51	(1,307)	4,236	6,400
Total comprehensive loss attributable to Beneficient	$(542,166)	$(36,889)	$(2,029,424)	$(96,020)

Net loss per common share - basic and diluted(1)
Class A	$(1.98)	$(0.19)	$(8.35)	$(0.48)
Class B	$(1.96)	$(0.19)	$(7.34)	$(0.48)

Weighted average common shares outstanding - basic and diluted(1)
Class A	254,923,039	180,178,268	226,105,978	180,178,268
Class B	19,140,451	19,140,451	19,140,451	19,140,451
(1) Retroactively adjusted the three and nine months ended December 31, 2022 for the de-SPAC merger transaction as described in Note 4.
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
For the three months ended December 31, 2023 and 2022:

	Series A preferred stock		Series B-1 preferred stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 10)	Total equity	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2023	—	$—	3,769	$4	242,884	$243	19,140	$19	$1,842,274	$(1,450,826)	$(20,038)	$(3,444)	$391	$563,636	$932,259	$251,052
Net income (loss)	—	—	—	—	—	—	—	—	—	(542,166)	—	—	—	(386,935)	(929,101)	4,229
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	2,026	—	—	—	—	—	2,026	—
Issuance of common and preferred shares upon closing of de-SPAC transaction, net of issuance costs	—	—	—	—	—	—	—	—	(1,477)	—	—	—	—	—	(1,477)	—
Issuance of shares in connection with equity purchase agreement	—	—	—	—	520	—	—	—	680	—	—	—	—	—	680	—
Reclass of distributions payable to noncontrolling interest holder	—	—	—	—	—	—	—	—	—	—	—	—	—	(196)	(196)	—
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	51	—	51	—
Preferred A.0 Unit Accounts guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,229)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(269)	(269)	—
Conversion of Series B-1 preferred stock to Class A common stock	—	—	(3,769)	(4)	13,806	14	—	—	(10)	—	—	—	—	—	—	—
Balance, December 31, 2023	—	$—	—	$—	257,210	$257	19,140	$19	$1,843,493	$(1,992,992)	$(20,038)	$(3,444)	$442	$176,236	$3,973	$251,052

See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (cont’d) (1)
(UNAUDITED)

	Series A preferred stock		Series B-1 preferred stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling interests	Total equity	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2022	—	$—	—	$—	180,178	$180	19,140	$19	$1,630,478	$—	$(3,444)	$6,381	$171,880	$1,805,494	$970,452
Net income (loss)	—	—	—	—	—	—	—	—	(36,889)	—	—	—	(9,139)	(46,028)	3,178
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	1,918	—	—	—	—	1,918	—
Payment of employee payroll taxes on restricted equity units	—	—	—	—	—	—	—	—	(61)	—	—	—	—	(61)	—
Reclass of distributions payable to noncontrolling interest holder	—	—	—	—	—	—	—	—	—	—	—	—	(779)	(779)	—
Non-cash dividend to related party	—	—	—	—	—	—	—	—	(37)	—	—	—	—	(37)	—
Share-based awards to related party employees	—	—	—	—	—	—	—	—	37	—	—	—	—	37	—
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	(1,307)	—	(1,307)	—
Deemed dividend for BCG Preferred B.2 Unit Accounts preferred return	—	—	—	—	—	—	—	—	9,134	—	—	—	—	9,134	(9,134)
Preferred A.0 guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,985)
Redemption of BCG Preferred B.2 Unit Accounts	—	—	—	—	—	—	—	—	(1,806)	—	—	—	—	(1,806)	—
Annual reallocation of FLP	—	—	—	—	—	—	—	—	2,057	—	—	—	(2,057)	—	—
Balance, December 31, 2022	—	$—	—	$—	180,178	$180	19,140	$19	$1,604,831	$—	$(3,444)	$5,074	$159,905	$1,766,565	$960,511
(1) Retroactively adjusted September 30, 2022 and three months ended December 31, 2022 for de-SPAC merger transaction as described in Note 4.

See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (cont’d) (1)
(UNAUDITED)
For the nine months ended December 31, 2023 and 2022:

	Series A preferred stock		Series B-1 preferred stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 10)	Total equity	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2023	—	$—	—	$—	180,178	$180	19,140	$19	$1,579,545	$—	$—	$(3,444)	$9,900	$142,213	$1,728,413	$950,493
Net income (loss)	—	—	—	—	—	—	—	—	(36,432)	(1,992,992)	—	—	—	(445,683)	(2,475,107)	12,501
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	37,530	—	—	—	—	—	37,530	—
Payment of employee payroll taxes on restricted equity units	—	—	—	—	—	—	—	—	(116)	—	—	—	—	—	(116)	—
Issuance of common and preferred shares upon closing of de-SPAC transaction, net of issuance costs	2,749	3	—	—	7,972	8	—	—	(5,778)	—	—	—	—	—	(5,767)	—
Conversion of Series A preferred stock to Class A common stock	(2,749)	(3)	—	—	688	1	—	—	2	—	—	—	—	—	—	—
Issuance of shares in connection with recent financings	—	—	—	—	3,968	4	—	—	12,432	—	—	—	—	(3,060)	9,376	—
Reclass of distributions payable to noncontrolling interest holder	—	—	—	—	—	—	—	—	—	—	—	—	—	(763)	(763)	—
Conversion of BCH Class S Ordinary to Class A common stock	—	—	—	—	404	—	—	—	3,884	—	—	—	—	(3,884)	—	—
Conversion of Preferred Series C to Class A common stock	—	—	—	—	44,041	44	—	—	205,715	—	—	—	—	(205,759)	—	—
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	4,236	—	4,236	—
Reclassification of realized gain upon transfer from available-for-sale debt security to equity interest	—	—	—	—	—	—	—	—	—	—	—	—	(13,694)	—	(13,694)	—
Deemed dividend for BCG Preferred B.2 Unit Accounts preferred return	—	—	—	—	—	—	—	—	6,942	—	—	—	—	(6,942)	—	—
Preferred A.0 guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,501)
Redemption of BCG Preferred B.2 Unit Accounts	—	—	—	—	—	—	—	—	(1,413)	—	—	—	—	—	(1,413)	—
Settlement of restricted stock units	—	—	—	—	5,422	5	—	—	(5)	—	—	—	—	—	—	—
Issuance of common shares to settle liability	—	—	—	—	731	1	—	—	4,494	—	—	—	—	—	4,495	—
Issuance of Series B-1 preferred stock in connection with recent financings	—	—	3,769	4	—	—	—	—	36,703	—	—	—	—	942	37,649	—
Stock receivable on prepaid forward purchase	—	—	—	—	—	—	—	—	—	—	(20,038)	—	—	—	(20,038)	—
Reclass of BCH Preferred A.1 from temporary to permanent equity	—	—	—	—	—	—	—	—	—	—	—	—	—	699,441	699,441	(699,441)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(269)	(269)	—
Conversion of Series B-1 preferred stock to Class A common stock	—	—	(3,769)	(4)	13,806	14	—	—	(10)	—	—	—	—	—	—	—
Balance, December 31, 2023	—	$—	—	$—	257,210	$257	19,140	$19	$1,843,493	$(1,992,992)	$(20,038)	$(3,444)	$442	$176,236	$3,973	$251,052
(1) Retroactively adjusted March 31, 2023 for de-SPAC merger transaction as described in Note 4.
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (cont’d) (1)
(UNAUDITED)

	Series A preferred stock		Series B-1 preferred stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling interests	Total equity	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2022	—	$—	—	$—	180,178	$180	19,140	$19	$1,634,019	$—	$(3,444)	$(1,326)	$277,888	$1,907,336	$992,238
Net income (loss)	—	—	—	—	—	—	—	—	(96,020)	—	—	—	(115,336)	(211,356)	8,271
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	8,162	—	—	—	—	8,162	—
Payment of employee payroll taxes on restricted equity units	—	—	—	—	—	—	—	—	(166)	—	—	—	(919)	(1,085)	—
Noncash issuance of noncontrolling interest	—	—	—	—	—	—	—	—	11,674	—	—	—	299	11,973	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	(131)	(131)	—
Reclass of distributions payable to noncontrolling interest holder	—	—	—	—	—	—	—	—	—	—	—	—	(1,336)	(1,336)	—
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	2,430	2,430	—
Deemed dividend upon issuance for GAAP to tax basis true-up	—	—	—	—	—	—	—	—	314	—	—	—	—	314	(314)
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	6,400	—	6,400	—
Deemed dividend for BCG Preferred B.2 Unit Accounts preferred return	—	—	—	—	—	—	—	—	27,905	—	—	—	—	27,905	(27,905)
Preferred A.0 guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,779)
Reclass of allocated income for FLP Subclass 3 to payable	—	—	—	—	—	—	—	—	—	—	—	—	(933)	(933)	—
Equity issuance costs	—	—	—	—	—	—	—	—	(15)	—	—	—	—	(15)	—
Redemption of BCG Preferred B.2 Unit Accounts	—	—	—	—	—	—	—	—	(3,199)	—	—	—	—	(3,199)	—
Issuance of BCG Preferred B.2 Unit Accounts	—	—	—	—	—	—	—	—	20,100	—	—	—	—	20,100	—
Annual reallocation of FLP	—	—	—	—	—	—	—	—	2,057	—	—	—	(2,057)	—	—
Balance, December 31, 2022	—	$—	—	$—	180,178	$180	19,140	$19	$1,604,831	$—	$(3,444)	$5,074	$159,905	$1,766,565	$960,511
(1) Retroactively adjusted March 31, 2022 and the nine months ended December 31, 2022 for de-SPAC merger transaction as described in Note 4.
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
(Dollars in thousands)	2023	2022

Cash flows from operating activities:
Net loss	$(2,462,606)	$(203,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,033	2,572
Net amortization of debt premium and discount (related party of $(1,860) and $(4,605))	(1,261)	(3,569)
Loss on extinguishment of debt	8,846	—
Loss on impairment of goodwill	2,286,212	—
Loss on financial instruments, net (related party of $64,217 and $63,044)	64,260	56,101
Return on investments in alternative assets held by Customer ExAlt Trusts	—	8,131
Investment (income) loss, net	(7,935)	30,738
Non cash interest expense (related party of $7,427 and $297)	14,474	8,460
Non cash interest income	(338)	(258)
Non cash share-based compensation	37,530	8,162
Provision for credit losses	—	20,580
Provision for deferred taxes	—	(1,072)
Write-off of deferred financing costs for equity	—	1,653
Changes in assets and liabilities:
Changes in other assets	978	(8,554)
Changes in accounts payable and accrued expenses	4,440	6,722
Changes in other liabilities and deferred revenue	2,797	(332)
Net cash used in operating activities	(49,570)	(73,751)
Cash flows from investing activities:
Return of investments in alternative assets held by Customer ExAlt Trusts	38,371	45,350
Purchase of investments in alternative assets held by Customer ExAlt Trusts	(1,272)	(511)
Purchase of premises and equipment	(1,330)	(1,629)
Proceeds from sale of put options by Ben	968	—
Purchase of put options by Ben	—	(7,451)
Net cash provided by investing activities	36,737	35,759
Cash flows from financing activities:
Proceeds from debt financings	25,000	—
Payments on Customer ExAlt Trust loan payable	(6,780)	(11,302)
Redemption of Preferred Series B Subclass 2 Unit Accounts	(1,413)	(3,199)
Proceeds received from issuance of Class A common under equity purchase agreement	681	—
Redemption of Preferred Series A Subclass 1 Unit Accounts	—	(3,793)
Payment of deferred financing costs for debt	(1,585)	—
Payment of deferred financing costs for equity	(5,685)	(2,500)
Distribution to noncontrolling interest	(269)	(131)
Payment of employee income taxes on restricted equity units	(116)	(1,085)
Proceeds from de-SPAC merger	24,761	—
Payment for prepaid forward purchase agreement	(20,038)	—
Payments on debt due to related parties	—	(750)
Net cash provided by (used in) financing activities	14,556	(22,760)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,723	(60,752)
Cash, cash equivalents, and restricted cash at beginning of period	9,545	76,105
Cash, cash equivalents, and restricted cash at end of period	$11,268	$15,353
Refer to Note 18 for supplemental cash flow disclosures, including reconciliation of cash, cash equivalents, and restricted cash used in the consolidated statement of cash flows.
See accompanying notes to consolidated financial statements.

BENEFICIENT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Overview of the Business
Legal Structure
Beneficient, a Nevada corporation, is a technology-enabled financial services holding company (including its subsidiaries, but excluding its noncontrolling interest holders, collectively, “Ben,” “our,” “the Company,” or “we”) that provides simple, rapid, cost-effective liquidity solutions and trust products and services to participants in the alternative assets industry through its end-to-end online platform, Ben AltAccess (as defined below). Prior to the conversion described below, Beneficient Management, L.L.C. (“Ben Management”), a Delaware limited liability company, was Ben’s general partner and Ben was controlled by, and the exclusive and complete authority to manage the operations and affairs of Ben was granted to, Ben Management’s Board of Directors.
On June 6, 2023, the Company converted from a Delaware limited partnership to a Nevada corporation and changed its corporate name from “The Beneficient Company Group, L.P.” (“BCG”) to “Beneficient” (the “Conversion”). On June 6, 2023, following the BCG Recapitalization (as defined in Note 2) and the Conversion, the Company, as the sole member of Beneficient Company Group, L.L.C. (“Ben LLC”), adopted the First Amended and Restated Limited Liability Company Agreement of Ben LLC (the “Ben LLC A&R LLCA”). The Ben LLC A&R LLCA establishes managing member interests and non-managing members interests, referred to as the Class A Units of Ben LLC. Beneficient is designated as the sole managing member. In addition, certain additional amendments were made that principally focused on the management of Ben LLC by the managing member. After the adoption of the Ben LLC A&R LLCA, Beneficient contributed to Ben LLC all of the limited partnership interests and general partnership interests of Beneficient Company Holdings, L.P. (“BCH”) held by Beneficient (the “Contribution”), and Ben LLC became the general partner of BCH and the holder of 100% of the outstanding Class A Units of BCH.
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
BCH is a Delaware limited partnership formed on July 1, 2010. BCH is primarily a holding company that directly or indirectly receives all active and passive income of the Company and allocates that income among the partnership interests issued by BCH. As of December 31, 2023, BCH has issued and outstanding general partnership Subclass 1 Class A Units (“BCH Class A Units”), Class S Ordinary Units of BCH (the “BCH Class S Ordinary Units”), Class S Preferred Units of BCH (the “BCH Class S Preferred Units”), FLP Unit Accounts (Subclass 1, Subclass 2, and Subclass 3), Preferred Series A Subclass 0 Unit Accounts (“BCH Preferred A.0”), and Preferred Series A Subclass 1 Unit Accounts (“BCH Preferred A.1”).
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
Ben’s primary operations, which commenced on September 1, 2017, relate to its liquidity and trust administration products and services. Ben offers or plans to offer its products and services through its operating subsidiaries, which include: (i) Ben AltAccess, L.L.C., a Delaware limited liability company (“Ben AltAccess”), which offers an online platform designed to provide a digital experience for Customers seeking liquidity, custody, trust and data services for their alternative assets; (ii) Ben Liquidity, L.L.C., a Delaware limited liability company, and its subsidiaries (collectively, “Ben Liquidity”), which offers liquidity products; (iii) Ben Custody, L.L.C., a Delaware limited liability company, and its subsidiaries (collectively, “Ben Custody”), which provides services for private fund, trustee, and trust administration; (iv) Ben Data, L.L.C., a Delaware limited liability company (“Ben Data”), which provides data analytics and evaluation services; (v) Ben Markets L.L.C., including its subsidiaries (“Ben Markets”), was recently launched and intends to provide broker-dealer services and transfer agency services in connection with offering Ben’s products and services; and (vi) Ben Insurance, L.L.C., including its subsidiaries (“Ben Insurance Services”), which intends to offer insurance products and services covering risks attendant to owning, managing and transferring alternative assets. Ben serves as trustee of certain of the Customer ExAlt Trusts, which operate for the benefit of the Charities (defined below) and Economic Growth Zones (defined below).
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
Liquidity and Going Concern
As of December 31, 2023, we had unrestricted cash and cash equivalents of $11.2 million. We generated net losses totaling $924.9 million and $42.9 million for the three months ended December 31, 2023 and 2022, respectively. For the nine months ended December 31, 2023 and 2022, we generated net losses totaling $2.5 billion and $203.1 million, respectively. As of January 31, 2024, we had unrestricted cash and cash equivalents of approximately $13.0 million. All of these conditions raised substantial doubt about the Company’s ability to continue as a going concern; however, based on management’s plan, as described below, such substantial doubt has been alleviated.
We expect to satisfy our obligations and fund our operations through anticipated operating cash flows, proceeds on ExAlt Loan payments and fee income derived from distributions on investments held by the Customer ExAlt Trusts or other investments held by Ben, potentially refinancing some or all of the existing borrowings due prior to their maturity, with either our current lender or other lenders, and through the implementation of measures designed to reduce corporate overhead, including through the use of workforce reductions and other expense reductions. We also intend to raise capital through equity or debt investments by third parties. On June 27, 2023, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $250.0 million of shares of the Company’s common stock. As more fully described in Note 8, on October 19, 2023, we entered into a three-year $25.0 million term loan with HH-BDH LLC, which was fully drawn upon closing and, the proceeds of which were used or are intended to be used to repay certain outstanding obligations, fund development of our products, and provide additional working capital. The HH-BDH Credit Agreement contains certain financial maintenance covenants, including a debt service coverage ratio. If any of these limitations were to materially impede the flow of cash to us, our ability to service and repay our debt and pay dividends would be materially and adversely affected.
Ben may not be able to refinance our indebtedness or obtain additional financing on terms favorable to the Company, or at all. To the extent that Ben or its subsidiaries raise additional capital through the future sale of equity or debt, the ownership interest of our existing equity holders may be diluted. The terms of these future equity or debt securities may include liquidation or other preferences that adversely affect the rights of our existing equity unitholders or involve negative covenants that restrict Ben’s ability to take specific actions, such as incurring additional debt or making additional investments in growing the operations of the Company. If Ben defaults on these borrowings, then the Company will be required to either (i) sell participation or other interests in our loans or other of our assets, or (ii) to raise additional capital through the sale of equity and the ownership interest of our equity holders may be diluted.
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
Operating Cost Reduction Plan
On July 11, 2023, Beneficient’s board of directors (the “Board”) approved certain measures to reduce the operating expenses of the Company with a view toward focusing resources on areas of current business needs. As part of this plan, we commenced the furlough of approximately 30 employees, representing approximately 20% of our workforce as of July 11, 2023. We also implemented a reduction in spending with third-party vendors in certain parts of our business as part of the plan to reduce operating expenses.
Effective November 3, 2023, the Board approved additional measures to reduce the operating expenses of the Company, including the termination of the previously furloughed employees and the layoff of an additional 15 employees, representing approximately an additional 10% of our workforce as of November 3, 2023. We intend to continue to reduce spending with third-party vendors in certain parts of our business as part of the plan to further reduce operating expenses.
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
The accompanying unaudited interim consolidated financial statements of the Company do not contain the detail or footnote disclosure concerning accounting policies and other matters that would be included in full fiscal year consolidated financial statements; therefore, they should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on July 13, 2023 (“Annual Report”). The consolidated statement of financial condition as of March 31, 2023 is from the Company’s audited financial statements. In the opinion of management, all material adjustments, consisting of normal and recurring adjustments, have been made that were considered necessary to present fairly the financial condition, results of operations and cash flows at the interim date and for the interim periods presented. Operating results for the interim periods disclosed herein are not necessarily indicative of results that may be expected for a full year.
Initial Recapitalization and Common Unit Conversion
On June 6, 2023, immediately prior to the Conversion, BCG was recapitalized, as further described in Note 4. For the periods prior to the closing, the number of outstanding units, weighted average number of outstanding units, loss per common unit, equity-based compensation and other financial amounts previously expressed on the basis of common units have been retroactively adjusted on the basis of Common Stock reflecting the common unit conversion ratio, as described above.
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
Significant accounting policies are detailed in Note 2 to the consolidated financial statements included in the Company’s Annual Report. Other than new policies related to the adoption of ASU 2016-13 (as defined below and described in Note 3) and those below, there are no new or revised significant accounting policies as of December 31, 2023.
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
Prior to the restructuring that resulted in Beneficient becoming a corporation, Beneficient was taxed as a Delaware Limited Partnership. In the event the subsequent entity, Beneficient a corporation, is audited by the taxing authority and assessed additional amounts due to the underpayment of tax in previous tax years, management intends to make the push-out election allowed by the U.S. Treasury Department. That election allows Beneficient to notify its partners of their share of imputed underpayment amounts for inclusion in their current tax returns.
Reclassification
Certain prior year amounts have been reclassified for consistency with the current year presentation. Specifically, $0.6 million of other expenses was reclassified to professional services for the nine months ended December 31, 2022. This reclassification had no effect on total operating expenses.
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
Accounting Standards Not Yet Adopted
ASU 2023-09, Income Taxes, (Topic 740) was issued in December 2023, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates as well as additional disaggregation of taxes paid. The amendments in ASU 2023-09 also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, or our fiscal year beginning April 1, 2025. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.
ASU 2023-07, Segment Reporting, (Topic 280) was issued in November 2023 and expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 will have no impact on the Company’s financial condition or results of operations. The Company is evaluating the impact to the related segment reporting disclosures.
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
Instead, the interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts, which are eliminated in the presentation of our consolidated financial statements, directly impact the net income (loss) attributable to Ben’s and BCH’s equity holders. Our Ben Liquidity and Ben Custody business segments, which relate to our current operating subsidiaries, are owned by the Company’s equity holders (including those of BCH), and recognize revenue through (i) interest income on ExAlt Loans made to the Customer ExAlt Trusts in connection with our liquidity transactions for Customers with interest rates between 5.0% and 14.0% per annum charged against the outstanding principal balance of the ExAlt Loan, (ii) fee income billed at closing, but recognized as revenue ratably over the expected life of the alternative asset, for each liquidity transaction with Customers for services including access to and use of the AltAccess platform, transfer of the alternative assets, and delivery of the consideration to the client, with fee rates of 7.0% of the sum of the NAV and remaining unfunded commitment of the transacted alternative asset, and (iii) recurring fee income recognized each period for providing services including trustee, custody, and trust administration of the Customer ExAlt Trusts while they hold investments, with fee rates of 2.8% per annum of the sum of the NAV and remaining unfunded commitment of the alternative assets held. Ben Liquidity and Ben Custody revenue recognized for the three and nine months ended December 31, 2023 and 2022 is as follows:
a.Ben Liquidity recognized $11.3 million and $12.7 million in interest income during the three months ended December 31, 2023 and 2022, respectively. For the nine months ended December 31, 2023 and 2022, Ben Liquidity recognized interest income of $36.3 million and $37.9 million, respectively.
b.Ben Custody recognized $5.7 million and $7.2 million in trust services and administration revenues during the three months ended December 31, 2023 and 2022, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods. For the nine months ended December 31, 2023 and 2022, Ben Custody recognized trust services and administration revenues of $18.8 million and $22.3 million, respectively.
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

(in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Operating income (loss)
Ben Liquidity	$(606,405)	$(18,997)	$(1,781,521)	$(27,651)
Ben Custody	(267,995)	5,879	(538,840)	18,320
Corporate & Other	(20,217)	(30,718)	(94,532)	(89,213)
Less: Loss on extinguishment of debt, net (intersegment elimination)	3,940	—	3,940	—
Less: Income tax expense (benefit)	75	(2,356)	75	(1,072)
Less: Net loss attributable to noncontrolling interests - Ben	360,695	5,887	401,985	13,231
Less: Net (income) loss attributable to noncontrolling interests - CT	—	2,688	—	(1)
Less: Noncontrolling interest guaranteed payment	(4,229)	(3,984)	(12,501)	(11,778)
Net loss attributable to common shareholders	$(542,166)	$(36,889)	$(2,029,424)	$(96,020)
Significant Accounting Policies - Impacting Allocation of Net Income (Loss) to Beneficient’s Equity Holders
As described above, certain income and expenses involving transactions between Ben and the Customer ExAlt Trusts are eliminated in consolidation for financial reporting purposes; however, the income or expenses are important to determine the net income (loss) allocable to Ben’s and BCH’s equity holders. Significant accounting policies related to the significant income and expense items eliminated in our consolidated financial statements, but impacting the allocation of net income (loss) to Beneficient’s equity holders, are detailed in Note 3 to the consolidated financial statements included in the Company’s Annual Report. Other than new policies related to the adoption of ASU 2016-13 as described below, there are no new or revised significant accounting policies as of December 31, 2023.
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
Ben uses the discounted cash flow (“DCF”) method to estimate expected credit losses for the loan portfolio. Ben generates cash flow projections at the loan level wherein payment expectations are adjusted for changes in market risk premiums, risk free rate, NAV growth rate, and discount rate. The inputs are based on historical data from Preqin and adjusted, if necessary, based on the reasonable and supportable forecast of economic conditions. To adjust, management utilizes externally developed forward-looking macroeconomic factors as indicators of future expected cash flows: S&P500 Index data and US 3-Month Treasury. The economic forecasts are applied over the cashflow projection period.
The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows (“NPV”). An allowance for credit loss is established for the difference between the instrument’s NPV and amortized cost basis.
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
For purposes of determining income allocations to Ben’s and BCH’s equity holders, interest income is adjusted for the ExAlt Loans’ provision for credit losses, which was approximately $8.1 million and $27.2 million for the three months ended December 31, 2023 and 2022, respectively. ExAlt Loans’ provision for credit losses was approximately $78.1 million and $53.2 million for the nine months ended December 31, 2023 and 2022, respectively.
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
Pursuant to the Forward Purchase Agreement, Purchaser agreed to purchase shares of Avalon Class A Common Stock (the “AVAC FPA Shares”) at a purchase price per share of $10.588 (for aggregate consideration of $25.0 million from unaffiliated third-parties). The AVAC FPA Shares were redeemed in connection with the Special Meeting and converted into shares of Class A common stock and Series A Convertible Preferred Stock, par value $0.001 per share, of Beneficient (“Series A preferred stock”) upon consummation of the Business Combination. The Series A preferred stock converted in accordance with its terms to shares of Class A common stock, and Purchaser held an aggregate of 2,956,480 shares of Class A common stock following such conversion in respect of the AVAC FPA Shares (such shares of Class A common stock, the “FPA Shares”).
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
If by the 10th anniversary of the close of the Business Combination, Purchaser has received less than $5.0 million, in gross proceeds from, and Purchaser has used good faith efforts to sell, the Purchased Shares, Beneficient has agreed to cause BCH to issue Purchaser an amount of BCH Preferred A.0 (or such other senior most preferred security of Beneficient) as consideration for any shortfall amounts less than $5.0 million from the sale of the Purchased Shares. Purchaser has agreed for the first six months following the Business Combination not to sell any Purchased Shares below $5.00 per share or to sell more than 10% of the daily trading volume of the Class A common stock if the volume weighted average price of the Class A common stock is between $5.00 and $8.00 for any such trading day.
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
Prior to June 30, 2023, the Purchaser received $5.0 million in gross proceeds from the sale of a portion of the Purchased Shares. No sales of any of the Prepaid Forward Shares have occurred as of December 31, 2023. To the Company’s knowledge, all shares purchased by the Purchaser in connection with the Forward Purchase Agreement were from unaffiliated third-parties.
Recapitalization of BCG
On June 6, 2023, immediately prior to the Conversion, the BCG was recapitalized (the “BCG Recapitalization”) as follows: (i) the limited partnership agreement of BCG was amended to create one new subclass of BCG common units, the Class B Common Units (the “BCG Class B Common Units”), and the existing common units were renamed the Class A Common Units (the “BCG Class A Common Units”); and (ii) certain holders of the BCH Preferred A.1 entered into conversion and exchange agreements (the “BCG Conversion and Exchange Agreements”) with BCG and BCH, pursuant to which they converted certain BCH Preferred A.1 to BCH Class S Ordinary Units, which were then contributed to BCG in exchange for BCG Class A Common Units.
Prior to the Conversion on June 6, 2023, when the Company was a Delaware limited partnership, the Company’s equity interests consisted of common units, one series of preferred units, and noncontrolling interests. Pursuant to the Conversion, each BCG Class A Common Unit converted into 1.25 shares of Class A common stock par value $0.001 per share (“Class A common stock”), each BCG Class B Common Unit converted into 1.25 shares of Class B common stock, par value $0.001 per share (“Class B common stock” and together with the Class A common stock, the “Common Stock”), and the capital account balance of the Preferred Series B Subclass 2 Unit Accounts of BCG (“BCG Preferred B.2 Unit Accounts”) converted into shares of Class A common stock at a rate based on a 20% discount to the $10.00 valuation of the Class A common stock (or $8.00). As a result, in the Conversion, we issued 86,116,884 shares of Class A common stock with respect to the BCG Class A Common Units, 19,140,451 shares of Class B common stock with respect to the BCG Class B Units and 94,050,534 shares of Class A common stock with respect to the BCG Preferred B.2 Unit Accounts.
The following table provides additional information on the securities contributed and exchanged by each of BHI, Bruce W. Schnitzer and Hicks Holdings Operating, LLC (dollars and units in thousands):

Name	Converted Capital Account Balance of BCH Preferred A.1	BCH Class S Ordinary Units Received	BCG Class B Units Received
BHI	$177,195	14,176	14,176
Bruce W. Schnitzer	988	79	79
Hicks Holdings Operating, LLC	13,222	1,058	1,058
Total	$191,405	15,313	15,313

The following table provides additional information on the securities contributed and exchanged by each of Bruce W. Schnitzer and Richard W. Fisher (dollars and units in thousands):

Name	Converted Capital Account Balance of BCH Preferred A.1	BCH Class S Ordinary Units Received	BCG Class A Units Received
Bruce W. Schnitzer	$734	659	659
Richard W. Fisher	1,722	738	738
Total	$2,456	1,397	1,397
As part of the conversion to BCG Class A Common Units, additional value of approximately $15.0 million was provided to certain holders who are members of our Board. The additional value was accounted for as compensation, which resulted in stock-based compensation expense of $15.0 million during the quarter ended June 30, 2023.
Closing of the Transaction
On June 7, 2023, the Company completed its previously announced de-SPAC merger transaction with Avalon. Each share of Avalon common stock issued and outstanding immediately prior to that date automatically converted into one share of Class A common stock and one share of Series A preferred stock of Beneficient. Additionally, each Avalon Warrant (defined below) automatically converted into a Warrant (defined below).
Accordingly, the Company issued (i) an aggregate of 7,971,864 shares of Class A common stock to the former holders of Avalon Class A Common Stock, and Class B Common Stock of Avalon, par value $0.0001 per share (“Avalon Class B Common Stock”), outstanding immediately prior to June 7, 2023, and (ii) an aggregate of 2,796,864 shares of Beneficient Series A preferred stock to non-redeeming Avalon Class A stockholders, and the Avalon Warrants converted into an aggregate of 23,625,000 redeemable Warrants. At closing, $27.9 million of cash remained in the trust account of Avalon. There were $26.1 million in transaction expenses, $20.0 million of which represented the Reserve Amount under the Forward Purchase Agreement, that were either paid by Avalon prior to closing or offset against proceeds received by the Company at closing, resulting in $1.8 million in net proceeds to the Company. Proceeds from the Transaction were used to pay expenses related to the Transaction.
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
The Transaction is a capital transaction in substance and not a business combination under ASC 805, Business Combinations (“ASC 805”). As a result, Beneficient is treated as the accounting acquirer and Avalon is treated as the acquired company for financial reporting purposes per ASC 805. Accordingly, for accounting purposes, the Transaction is treated similar to an equity contribution in exchange for the issuance of shares of Common Stock. The financial statements of the combined entity represent a continuation of the financial statements of Beneficient, and the net assets of Avalon have been stated at historical cost, with no goodwill or other intangible assets recorded. The equity and net loss per unit attributable to common equity holders of the Company, prior to the closing, have been retroactively restated as shares reflecting the common unit conversion ratio discussed above.
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
Common Stock Warrants
The Company assumed 15,525,000 publicly-traded Avalon Warrants (“Avalon Public Warrants”) and 8,100,000 private placement Avalon Warrants (“Avalon Private Warrants” and together with the Avalon Public Warrants, the “Avalon Warrants”), which were originally issued by Avalon in connection with its initial public offering and, as a result of the assumption by the Company, became Warrants. The Avalon Public Warrants assumed by Ben are referred to as the “Public Warrants” and the Avalon Private Warrants assumed by Ben are referred to as the “Private Warrants”, and collectively, the “Warrants”. The Warrants are included in derivative warrant liabilities on the Company’s consolidated statements of financial condition. The Warrants entitle the holder to exercise each whole warrant for one share of Class A common stock and one share of Series A preferred stock at an exercise price of $11.50 (each a “Warrant” and collectively, the “Warrants”).
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
The Private Warrants, which became transferable, assignable and salable on July 7, 2023 (i.e., 30 days after the closing), are currently held by Avalon Acquisition Holdings, L.L.C (“the Avalon Sponsor”), and are generally identical to the Public Warrants, except they cannot be redeemed by Ben so long as they are held by the Avalon Sponsor or its permitted transferees. An Avalon Sponsor, or its permitted transferees, has the option to exercise the Private Warrants on a cashless basis and have certain registration rights. If the Private Warrants are held by holders other than the Avalon Sponsor or its permitted transferees, the Private Warrants will become redeemable by Ben in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.
As of December 31, 2023, there were 24,699,725 Warrants outstanding with a fair value of $0.2 million, as reflected in the warrant liability line item on the consolidated statements of financial condition. During the three and nine months ended December 31, 2023, gains of $0.8 million and $2.5 million, respectively, were recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
5.    Investments, at Fair Value
Investments held by Ben or held by the Customer ExAlt Trusts are comprised of investments in alternative assets, public debt and equity securities, other equity securities (principally of a related party) and put options. The composition of investments recorded at fair value by holder is included in the table below (in thousands):

	December 31, 2023		March 31, 2023
	Ben	Customer ExAlt Trusts	Ben	Customer ExAlt Trusts
Alternative assets	$—	$302,810	$—	$385,851
Public equity securities and option	—	4,210	4,742	8,087
Debt securities available-for-sale	—	3,127	620	76,278
Other equity securities and interests	38	68,235	—	21,643
Total investments, at fair value	$38	$378,382	$5,362	$491,859
Investments in Alternative Assets held by the Customer ExAlt Trusts
The investments in alternative assets are held, either through direct ownership or through beneficial interests, by certain of the Customer ExAlt Trusts and consist primarily of limited partnership interests in various alternative investments, including private equity funds. These alternative investments are valued using NAV as a practical expedient. Changes in the NAV of these investments are recorded in investment income (loss), net in our consolidated statements of comprehensive income (loss). The investments in alternative assets provide the economic value that ultimately collateralizes the ExAlt Loans that Ben Liquidity originates with the Customer ExAlt Trusts in liquidity transactions and any associated fees due from the Customer ExAlt Trusts. The decrease in investments in alternative assets since March 31, 2023, was primarily driven by the transfer of $56.7 million in NAV to settle the Customer ExAlt Trust loan payable, as further described in Note 7, combined with $38.4 million in distributions.
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
Portfolio Information
Our portfolio of alternative asset investments, held by certain of the Customer ExAlt Trusts by asset class of each fund as of December 31, 2023 and March 31, 2023, is summarized below (in thousands):

	Alternative Investments Portfolio Summary
	December 31, 2023		March 31, 2023
Asset Class	Carrying Value	Unfunded Commitments	Carrying Value	Unfunded Commitments
Venture Capital	$139,950	$2,366	$165,933	$2,810
Private Equity	123,664	39,949	145,073	47,218
Natural Resources	20,505	3,351	27,756	5,240
Private Real Estate	9,119	3,134	10,391	4,800
Hedge Funds	6,135	246	24,935	337
Other(1)	3,437	383	11,763	730
Total	$302,810	$49,429	$385,851	$61,135
Certain prior year items have been reclassified to conform with current year presentation.
(1) “Other” includes earnouts, escrow, net other assets, private debt strategies and infrastructure.
As of December 31, 2023, the Customer ExAlt Trusts collectively had exposure to 247 professionally managed alternative asset investment funds, comprised of 900 underlying investments, 89 percent of which are investments in private companies.
Public Equity Securities
Investment in public equity securities primarily represents ownership by both Ben and certain of the Customer ExAlt Trusts in public companies. These investments are carried at fair value, which is determined using quoted market prices. Any realized gains and losses are recorded on a trade-date basis. Realized and unrealized gains and losses are recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). As of December 31, 2023 and March 31, 2023, the fair value of investments in public equity securities was $4.2 million and $8.8 million, respectively. The balance as of March 31, 2023 included an investment in GWG Holdings’ common stock held by Ben and the Customer ExAlt Trusts of $3.7 million. On August 1, 2023, GWG Holdings’ plan of reorganization was declared effective, and the Company’s investment was transferred to equity interests in the GWG Wind Down Trust (as defined herein). The interests in the GWG Wind Down Trust is reflected as an investment in other equity securities. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.

Put Options
On April 1, 2022, Ben, through CT Risk Management, L.L.C., (“CT”) made aggregate payments of $5.0 million to purchase additional put options in the S&P 500 Index with an aggregate notional amount of $141.3 million. Half of the notional expires in April 2024, while the other half expires in April 2025. On April 27, 2022, CT sold an equity interest for $2.4 million to the third-party involved in a participation loan transaction described in Note 7 and utilized the proceeds to purchase additional put options similar to the put options purchased on April 1, 2022. These put options were sold in September 2023 for $1.0 million, resulting in a recognized loss of $0.7 million.
The put options were designed to protect the NAV of the interests in alternative assets, which generate the collateral to certain of the ExAlt Loans in Ben Liquidity’s loan portfolio or the loans related to the participation loan transaction and provide for distributions to the Customer ExAlt Trusts’ ultimate beneficiary, against market risk. The options were carried at fair value, which was determined using quoted market prices. Any realized gains and losses were recorded on a trade-date basis. Realized and unrealized gains and losses were recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss).
No options were held as of or during the three months ended December 31, 2023. As of March 31, 2023, the fair value of the options was $4.0 million. For the three months ended December 31, 2022, Ben recognized losses of $3.8 million on the put options, of which approximately $2.8 million is attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction. For the nine months ended December 31, 2023 and 2022, Ben recognized losses of $3.0 million and losses of $1.1 million, respectively, on the put options, of which approximately $2.0 million and $0.8 million, respectively, is attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
Debt Securities Available-for-Sale
As of December 31, 2023, investments in debt securities represent ownership in privately held debt securities. Investments in debt securities are classified and accounted for as available-for-sale, with unrealized gains and losses presented as a separate component of equity under the accumulated other comprehensive income (loss) line item.
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
The amortized cost, estimated fair value, and unrealized gains and losses on investments in debt securities classified as available-for-sale as of December 31, 2023 and March 31, 2023 are summarized as follows:

	December 31, 2023
(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Other debt securities	$2,685	$1,502	$(1,060)	$3,127
Total available-for-sale debt securities	$2,685	$1,502	$(1,060)	$3,127

	March 31, 2023
(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities (L Bonds)	$64,313	$17,433	$(7,924)	$73,822
Other debt securities	2,685	1,347	(956)	3,076
Total available-for-sale debt securities	$66,998	$18,780	$(8,880)	$76,898

The table below indicates the length of time individual debt securities have been in a continuous loss position as of December 31, 2023 and March 31, 2023:

	December 31, 2023		March 31, 2023
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities (L Bonds):
Twelve months or longer	$—	$—	$73,822	$7,924
Other debt securities:
Less than twelve months	—	—	2,078	956
Twelve months or longer	2,129	1,060	—	—
Total available-for-sale debt securities with unrealized losses	$2,129	$1,060	$75,900	$8,880
The noncredit-related portion of the net unrealized gains of $0.1 million and $4.2 million for the three and nine months ended December 31, 2023, respectively, was recognized as a component of accumulated other comprehensive income (loss). The noncredit-related portion of the net unrealized losses of $1.3 million and gains of $6.4 million for the three and nine months ended December 31, 2022, respectively, was recognized as a component of accumulated other comprehensive income (loss). Unrealized net gains of $13.7 million related to the Company’s previously classified available-for-sale debt securities were reclassified from accumulated other comprehensive income and recognized within the gain (loss) on financial instruments, net line item of the consolidated statements of comprehensive income (loss) during the three and nine months ended December 31, 2023, respectively.
During the three and nine months ended December 31, 2023, the Company determined there was no credit-related loss on its investment in debt securities available-for-sale. During the three and nine months ended December 31, 2022, the Company determined there was other than temporary impairment of nil and $12.6 million, respectively, on its debt securities available-for-sale, which is recorded in the provision for credit losses on the consolidated statements of comprehensive income (loss). The Company determined these losses were other-than-temporary as it does not expect to recover the entire amortized cost basis of the security.
The following table is a rollforward of credit-related losses recognized in earnings for the periods presented below:

(Dollars in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Balance, beginning of period	$31,290	$31,290	$31,290	$18,669
Increase in amounts previously recognized	—	—	—	12,621
Balance, end of period	$31,290	$31,290	$31,290	$31,290
The contractual maturities of available-for-sale debt securities as of December 31, 2023 and March 31, 2023 are as follows:

	December 31, 2023		March 31, 2023
(Dollars in thousands)	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Due in one year or less	$1,687	$2,129	$66,000	$75,900
No fixed maturity	998	998	998	998
	$2,685	$3,127	$66,998	$76,898
Other Equity Securities and Interests
Ben and certain of the Customer ExAlt Trusts hold investments in equity securities of private companies with a readily determinable fair value, namely the GWG Wind Down Trust. On August 1, 2023, GWG Holdings’ plan of reorganization was declared effective and our investments in its common stock and L Bonds (previously accounted for as public equity securities and available-for-sale debt securities, respectively) were then transferred to an investment in the GWG Holdings Wind Down Trust. The fair value of these equity interests was $3.8 million and $17.4 million as of December 31, 2023 and

August 1, 2023, respectively. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
Additionally, certain of the Customer ExAlt Trusts hold investments in equity securities that do not have a readily determinable fair value. These equity securities are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The value of these equity securities was $64.5 million and $21.6 million as of December 31, 2023 and March 31, 2023, respectively. The increase in value is primarily due to new investments held as of December 31, 2023 that were not held as of March 31, 2023. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein, which reflects any upward or downward adjustments to these equity securities for the periods presented herein. There were no impairments to these equity securities during the three and nine months ended December 31, 2023 and 2022.
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
As of December 31, 2023 and March 31, 2023, the fair value of these investments using the NAV per share practical expedient was $302.8 million and $385.9 million, respectively. During the three months ended December 31, 2023 and 2022, gains of $7.4 million and $11.5 million, respectively, were recognized from changes in NAV, which are recorded within the investment income (loss), net, line item of our consolidated statements of comprehensive income (loss). During the nine months ended December 31, 2023 and 2022, a $7.9 million gain and $30.7 million loss, respectively, was recognized from changes in NAV, which is recorded within the investment income (loss), net, line item of our consolidated statements of comprehensive income (loss).

Financial instruments on a recurring basis
The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, on December 31, 2023 and March 31, 2023 are presented below.

	As of December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Public equity securities	$4,210	$—	$—	$4,210
Other equity interests	—	3,797	—	3,797
Debt securities available-for-sale, other	—	998	2,129	3,127
Liabilities:
Warrant liability	161	—	—	161
Prepaid forward liability	12	—	—	12

	As of March 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Public equity securities	$8,837	$—	$—	$8,837
Put options	3,991	—	—	3,991
Debt securities available-for-sale
Corporate debt securities (L Bonds)	—	73,822	—	73,822
Other debt securities	—	998	2,078	3,076
Liabilities:
Derivative liability	—	—	3,513	3,513
A reconciliation of gain (loss) on financial instruments, net for each of the periods presented herein is included in the tables below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Public equity securities:
Related party equity securities	$—	$(20,480)	$(3,702)	$(63,044)
Other public equity securities	(189)	3	(925)	(6)
Put options	—	(3,825)	(3,023)	(1,081)
Warrant liability	795	—	2,494	—
Prepaid forward liability	61	—	(12)	—
Derivative liability	—	1,275	1,581	5,078
Other equity securities and interests
Related party, with a readily determinable fair value(1)	(18,691)	—	(60,515)	—
Other, without a readily determinable fair value	—	(16)	(158)	2,952
Gain (loss) on financial instruments, net	$(18,024)	$(23,043)	$(64,260)	$(56,101)
(1) Includes realized net gains of $13.7 million related to the Company’s previously classified available-for-sale debt securities upon reclassification from accumulated other comprehensive income during the nine months ended December 31, 2023.

The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:
Investment in other equity securities and interests with a readily determinable fair value
As of December 31, 2023, the fair value of these equity interests is calculated using quoted prices for similar instruments observed in the fixed income market and is classified as a Level 2 investment in the fair value hierarchy.
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
Other debt securities. The fair value of these debt securities is calculated using the market approach adjusted for the recoverability of the security. The following table provides quantitative information about the significant unobservable inputs used in the fair value measure of the Level 3 other debt securities (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range	Weighted Average
December 31, 2023	$2,129	Market Approach	Enterprise value-to-revenue multiple	0.2x - 18.9x	1.80x
March 31, 2023	$2,078	Market Approach	Enterprise value-to-revenue multiple	0.2x - 18.9x	1.74x
The following table reconciles the beginning and ending fair value of our Level 3 other debt securities:

(Dollars in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Beginning balance	$2,079	$2,468	$2,078	$3,000
Gains (losses) recognized in accumulated other comprehensive income (loss)(1)	50	34	51	(498)
Ending balance	$2,129	$2,502	$2,129	$2,502
(1) Recorded in unrealized gain (loss) on available-for-sale debt securities.
Derivative liability
The fair value of the contingent interest feature derivative liability, as discussed in Note 7, is estimated using industry standard valuation models. Level 3 inputs were utilized to value the expected future cash flows from the portfolio held by the Customer ExAlt Trust and included the use of present value techniques employing cash flow estimates and incorporated assumptions that marketplace participants would use in estimating fair values. Specifically, the model includes assumptions related to (i) equity market risk premiums, (ii) alternative asset beta to public equities, (iii) NAVs, (iv) volatilities, (v), distribution rates, and (vi) market discount rates. These expected future cash flows were bifurcated between base cash flows and enhanced return cash flows (i.e., the contingent interest) and then the enhanced cash flows were further discounted to arrive at the fair value for the contingent interest feature derivative liability. In instances where reliable market information was not available, management used historical market data proxies and assumptions to determine a reasonable fair value.
The derivative liability was extinguished along with its related debt on October 18, 2023, as discussed in Note 7. The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Level 3 derivative liability as of March 31, 2023 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Targets
March 31, 2023	$3,513	Discounted cash flow	Alternative asset beta to equity markets	0.42 - 1.67
			Alternative asset market discount rate	0.10
			Distribution rate	0.03 - 0.06
			Equity market risk premiums	0.07
			Net asset value volatilities	0.09 - 0.84
			Enhanced return discount rate	0.12

The following table reconciles the beginning and ending fair value of our Level 3 derivative liability:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Beginning balance	$1,932	$4,305	$3,513	$8,108
Gains recognized in earnings(1)	—	(1,275)	(1,581)	(5,078)
Gain recognized in loss on extinguishment of debt, net	(1,932)	—	(1,932)	—
Ending balance	$—	$3,030	$—	$3,030
(1) Recorded in (Gain) loss on financial instruments, net.
There have been no transfers between levels for any assets or liabilities recorded at fair value on a recurring basis or any changes in the valuation techniques used for measuring the fair value as of December 31, 2023 and March 31, 2023, respectively.
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
The value of these equity securities was $64.5 million and $21.6 million as of December 31, 2023 and March 31, 2023, respectively. Additionally, as of December 31, 2023, one security has cumulative upward adjustments of $10.8 million based upon observable price changes, including a recent equity offering and stock to stock transactions. During the three and nine months ended December 31, 2022, the security received an upward adjustment of nil and $3.3 million, respectively. No such adjustments were made during the three and nine months ended December 31, 2023.
Goodwill
During the first, second and third fiscal quarters of 2024, primarily as a result of a significant, sustained decline in our Class A common stock price and the Company’s related market capitalization, we concluded that it was more likely than not that the fair value of our reporting units was below their carrying amount and resulted in us performing an interim impairment assessment. As a result, we wrote the carrying value of the Ben Liquidity and Ben Custody reporting units down to their estimated fair value and recognized a non-cash goodwill impairment charge of $1.1 billion, $306.7 million and $883.2 million during the three months ended June 30, 2023, September 30, 2023 and December 31, 2023, respectively, which is reflected in loss on impairment of goodwill in the consolidated statements of comprehensive income (loss). Prior to the goodwill impairment recorded during the first quarter of 2024, the Company had not previously recorded any impairments of goodwill. As such, the cumulative impairment loss as of December 31, 2023, is $2.3 billion.
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
The discount rates used for each reporting unit in the December 31, 2023 impairment analysis ranged from 26.3% to 27.2%, and the Company applied a terminal year long-term growth rate of 3.0% for each reporting unit. Subsequent to the impairment, there was no excess of reporting unit fair value over carrying value for Ben Liquidity or Ben Custody as of December 31, 2023. One reporting unit (Ben Markets) had a negative carrying amount of net assets as of June 30, 2023, September 30, 2023 and December 31, 2023, and goodwill of approximately $9.9 million.
The change in goodwill at each reporting unit was as follows:

	March 31, 2023	Impairment	December 31, 2023
Ben Liquidity	$1,725,880	$(1,725,880)	$—
Ben Custody	594,219	(554,607)	39,612
Ben Insurance	37,942	(5,725)	32,217
Ben Markets	9,885	—	9,885
Total Goodwill	$2,367,926	$(2,286,212)	$81,714
There were no other assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2023 and March 31, 2023.
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
The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value as of December 31, 2023 and March 31, 2023, were as noted in the table below:

	As of December 31, 2023
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$11,248	$11,248
Restricted cash	1	20	20
Financial liabilities:
Debt due to related parties, net	2	128,197	132,313
Accounts payable and accrued expenses	1	96,194	96,194

	As of March 31, 2023
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$8,726	$8,726
Restricted cash	1	819	819
Financial liabilities:
Customer ExAlt Trusts loan payable, net	2	52,129	56,635
Debt due to related parties, net	2	99,314	96,465
Accounts payable and accrued expenses	1	65,724	65,724

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
The Customer ExAlt Trust loan payable does not have scheduled principal or interest payments due prior to its maturity date of December 7, 2033. Prepayment of the loans, in whole or in part, is permitted without premium or penalty. A pro-rata portion of the cash flows from $352.6 million of alternative assets acquired by the Customer ExAlt Trusts on December 7, 2021 (the “Acquired Assets”) are the sole source of cash flows to be used by the Customer ExAlt Trusts to satisfy its obligations under the terms of the loan agreement. The percentage of the Acquired Assets allocated to supporting the repayment of the Customer ExAlt Trust loan payable amounted to approximately 27.8% (the “Participation Allocation”). Ben and its subsidiaries have no obligation or other requirements to repay the Customer ExAlt Trust loan payable should the pro-rata cash flows from the $352.6 million of alternative assets associated with the loan be insufficient to pay all contractual obligations owed under the terms of the loan agreement. The Customer ExAlt Trust loan payable bears interest at 12% per annum.
Termination of Customer ExAlt Trust Loan Payable
On October 18, 2023, the applicable Customer ExAlt Trusts distributed, transferred and assigned the Participation Allocation (net of a qualified charitable distribution) to a subsidiary of the holder of the Customer ExAlt Trust loan payable. As a result, all obligations owed under the Customer ExAlt Trust loan payable have been repaid and the related participation interest no longer remains outstanding. As such, the Customer ExAlt Trusts repaid the entire outstanding principal balance of the ExAlt Trust Loan Payable of $50.9 million including interest paid-in-kind, by transferring $56.7 million of alternative assets. The payoff of the Customer ExAlt Trust Loan Payable was accounted for as a debt extinguishment in accordance with ASC 470, Debt. Accordingly, the Customer ExAlt Trusts recorded a $8.8 million loss on extinguishment related to the payoff for the three and nine months ended December 31, 2023, which is reflected in the loss on extinguishment of debt line item on the consolidated statements of comprehensive income (loss). The loss on extinguishment represents the difference between the carrying value of the ExAlt Trust Loan Payable at payoff of $47.9 million, net of an unamortized discount of $5.0 million and fair value of the contingent interest derivative liability of $1.9 million, and the NAV of the assets of $56.7 million, which was determined to have the most readily determinable fair value at the time of the nonmonetary transaction.
As of March 31, 2023, the outstanding principal, including interest paid-in-kind, was $54.2 million. The balance reflected on the consolidated statements of financial condition as of March 31, 2023, was $52.1 million, which includes the fair value of the contingent interest derivative liability of $3.5 million and unamortized debt discount of $5.6 million.
The loan agreement included a contingent interest feature whereby additional interest could be owed up to a maximum rate of 21% under certain circumstances, dependent principally on the cash flows generated by the pro rata portion of the underlying collateral. As the contingent interest feature was not based on creditworthiness, such feature was not clearly and closely related to the host instrument and was therefore bifurcated and recognized as a derivative liability with a resulting debt discount at inception. The fair value of the contingent interest derivative liability was $3.5 million as of March 31, 2023, and was recognized as a component of the Customer ExAlt Trust loan payable in the consolidated statements of financial condition. The related net gains of nil and $1.6 million is reflected in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss) for the three and nine months ended December 31, 2023, respectively, compared to net gains of $1.3 million and $5.1 million for the same period of 2022, respectively. The amortization of the debt discount, which is reflected as a component of interest expense in the consolidated statements of comprehensive income (loss), was $0.1 million and $0.6 million for the three and nine months ended December 31, 2023, respectively, compared to $0.5 million and $1.0 million for the same period of 2022, respectively.

8.    Debt Due to Related Parties
As of December 31, 2023 and March 31, 2023, the Company’s debt due to related parties consisted of the following:

(Dollars in thousands)	December 31, 2023	March 31, 2023
First Lien Credit Agreement	$22,950	$21,350
Second Lien Credit Agreement	78,782	73,291
Term Loan	25,257	—
Other borrowings	2,154	2,076
Unamortized debt (discount) premium, net	(946)	2,597
Total debt due to related parties	$128,197	$99,314
First and Second Lien Credit Agreements
On August 13, 2020, Ben, through its subsidiary Beneficient Capital Company II, L.L.C. (formerly known as Beneficient Capital Company, L.L.C.) (“BCC”), executed the Second Amended and Restated First Lien Credit Agreement (“First Lien Credit Agreement”) and the Second Amended and Restated Second Lien Credit Agreement (“Second Lien Credit Agreement”) collectively, (the “Second A&R Agreements”) with its lender, HCLP Nominees, L.L.C (“HCLP”), to amend its First Lien Credit Agreement and Second Lien Credit Agreement dated September 1, 2017 and December 28, 2018, respectively. The Second A&R Agreements have been further amended from time to time to extend the maturity date and defer principal and interest payments, among other things. In connection with the amendments to the Second A&R Agreements, Ben agreed to pay extension fees on a percentage of the amount outstanding under the credit agreements as of the date of the respective amendment. The interest rate on each loan under the Second A&R Agreements is 1-month LIBOR plus 8.0%, with a maximum interest rate of 9.5%.
As part of Ben’s formative transactions in 2017, the First Lien Credit Agreement proceeds were loaned by HCLP to a subsidiary of Ben. Ben’s subsidiary then loaned the amount on to the Customer ExAlt Trusts so that the Customer ExAlt Trusts could acquire investments in alternative assets purchased from certain other constituent trusts of the formative ExAlt PlanTM of which MHT Financial, L.L.C. (“MHT Financial” or “MHT”) was named the beneficiary (such trusts, the “2017-18 Exchange Trusts”). As discussed in Note 13, the balance of this related party debt at the time of Ben’s September 1, 2017 commencement of Ben’s commercial operations reduced the balance of the preferred equity held by Ben’s founders.
On March 24, 2022, Ben executed Consents and Amendments No. 4 to the Second A&R Agreements with HCLP, which, among other things, (i) deferred the payment of accrued and unpaid interest to March 24, 2022, (ii) evidenced the terms agreed to in the December 1, 2021 term sheet, (iii) extended the maturity date of the loans to August 31, 2023, and (iv) established revised installment payments for each loan of $5.0 million due on May 10, 2022, August 10, 2022, December 10, 2022, and March 10, 2023, so long as each payment does not cause the Company to incur a going concern, and (v) amended the occurrence of an event of default to require notice from HCLP on almost all potential defaults listed under the Second A&R Agreements. In addition, Ben agreed to pay fees totaling approximately 6.5% of the outstanding principal before giving effect to the amendments.
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
On July 12, 2023, BCH, entered into (a) that certain Amendment No. 7 to the First Lien Amendment, which amended the First Lien Credit Agreement, and (b) that certain Amendment No. 7 to Second Lien Amendment (together with the First Lien Amendment, the “Seventh Amendments”), which amended the Second Lien Credit Agreement, each among BCH, HCLP and the other parties thereto. Among other things, the Seventh Amendments (i) modified the interest rate to a fixed rate of 9.5%,

(ii) extended the maturity dates of the First Lien Amendment and the Second Lien Amendment to September 15, 2024 and September 15, 2027, respectively, and (iii) agreed to installment payments on the First Lien Amendment of $5.0 million on each of March 29th, June 28th, September 29th, and December 29th of each year for so long as the obligations remain outstanding, and so long as such payments do not cause a going concern. No payments will be made on the Second Lien Amendment until the obligations on the First Lien Amendment have been fully satisfied. Ben agreed to pay fees totaling approximately $0.1 million. During the nine months ended December 31, 2023 and 2022, no deferred financing costs were paid to HCLP. As of December 31, 2023 and March 31, 2023, the unamortized premium related to the Second A&R Agreements was $0.6 million and $2.6 million, respectively. Through December 31, 2023, all required principal and interest payments due under the Second A&R Agreements have been paid.
In connection with the Second A&R Agreements, Beneficient Holdings, Inc. (“BHI”), which owns a majority of the BCH Class S Ordinary Units, BCH Preferred A.1, and FLP Subclass 1 Unit Accounts issued by BCH, will grant certain tax-related concessions to HCLP as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5.0% of BHI’s BCH Preferred A.1, which will be held by HCLP, may convert to BCH Preferred A.0. In addition, recipients of a grant of BCH Preferred A.1 from BHI will have the right to put an amount of BCH Preferred A.1 to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred A.1 from BHI. No such liability existed as of December 31, 2023 and March 31, 2023.
The Second A&R Agreements and ancillary documents contain covenants that (i) prevent Ben from issuing any securities senior to the BCH Preferred A.0 or BCH Preferred A.1; (ii) prevent Ben from incurring additional debt or borrowings greater than $10.0 million, other than trade payables, while the loans are outstanding; and (iii) prevent, without the written consent of HCLP, GWG Holdings from selling, transferring, or otherwise disposing of any BCH Preferred A.1 held as of May 15, 2020, other than to its subsidiary GWG DLP Funding V, LLC. Ben obtained consents for the Second A&R Agreements from HCLP in connection with the HH-BDH Credit Agreement (as defined below). As of December 31, 2023, the Company was in compliance with all covenants.
Term Loan
On October 19, 2023, Beneficient Financing, L.L.C. (the “Borrower”), a wholly owned subsidiary of the Company, and BCH, as guarantor (the “Guarantor” and together with the Borrower, the “Loan Parties”), entered into a Credit and Guaranty Agreement (the “HH-BDH Credit Agreement”) with HH-BDH L.L.C. (the “HH-BDH”), as administrative agent. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the HH-BDH Credit Agreement.
HH-BDH’s sole member is Hicks Holdings. The managing member of Hicks Holdings is Mr. Thomas O. Hicks, a member of the Company’s Board. HH-BDH will receive customary fees and expenses in its capacity as a lender and as the administrative agent under the HH-BDH Credit Agreement, as further described below. Hicks Holdings and Mr. Hicks may be deemed to have a direct or indirect material financial interest with respect to the transactions contemplated by the HH-BDH Credit Agreement, as described below. HH-BDH funded the amounts under the HH-BDH Credit Agreement with the proceeds of a third-party financing (the “Financing”).
The HH-BDH Credit Agreement provides for a three-year term loan in the aggregate principal amount of $25.0 million (the “Term Loan”), which was fully drawn on closing.
Borrowings under the HH-BDH Credit Agreement bear interest, at the Company’s option, calculated according to a base rate, adjusted term SOFR rate, or adjusted daily simple SOFR rate, plus an applicable margin, subject to a Maximum Rate determined by applicable law in the State of New York. The Company elected the adjusted daily simple SOFR rate with a margin of 6.5% for the first two years and 5.5% for the third year. Accrued and unpaid interest is payable monthly, upon prepayment, and at maturity. The Term Loan will mature on October 19, 2026, and all outstanding principal amounts and accrued and unpaid interest thereon shall be due and payable on such date. During the nine months ended December 31, 2023, $1.6 million deferred financing costs were paid related to the Term Loan. As of December 31, 2023, the unamortized discount related to the Term Loan was $1.6 million.
The Term Loan is secured in part by pledges of: (a) substantially all of the assets of the Borrower, (b) the Guarantor’s equity interests in the Borrower, (c) 97.5% of the equity interests held by The EP-00117 Custody Trust, a Delaware statutory trust known as the “Custody Trust”, in certain entities that hold interests in private investment funds, which, as of December 31, 2023, represented approximately 38.6% of all assets held by the Customer ExAlt Trusts and (d) certain deposit accounts.
The HH-BDH Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including covenants which restrict the ability of the Loan Parties, the Custody Trust and certain affiliated entities to, among other things, create liens, incur additional indebtedness, make certain restricted payments and engage in certain other transactions, in each case subject to certain customary exceptions. In addition, the HH-BDH Credit Agreement contains certain financial maintenance covenants, including a debt service coverage ratio of 1.25 to 1.00. As of December 31, 2023, the Company was in compliance with all covenants.
Additionally, the HH-BDH Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross default of material indebtedness, bankruptcy-related defaults, judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in the acceleration of repayment obligations with respect to any outstanding principal amounts and foreclosure on the collateral.
Hicks Holdings will receive the following fees and payments in connection with the Term Loan:
•A non-refundable fee in an amount equal to 1.0% of the aggregate commitments under the Term Loan upon execution of the HH-BDH Credit Agreement (the “Closing Date”);
•On each Payment Date, from and including: (1) from the Closing Date until the second anniversary of the Closing Date, an interest payment at an interest rate equal to 3.0% per annum; and (2) from the second anniversary of the Closing Date until the loans are repaid in full, interest payments at an interest rate equal to 2.0% per annum (such interest is in included in HH-BDH’s receipt of interest payments as described above);
•If any amounts under the HH-BDH Credit Agreement are prepaid prior to the scheduled Make Whole Date, including by reason of acceleration, a make-whole payment equal to the product of the principal amounts being repaid and the applicable interest rate plus 3.0% and the number of calendar days between the date of such prepayment and the scheduled Make Whole Date, divided by 360; and
•Certain fees, payments and expenses incurred by Hicks Holdings in connection with the Financing.
Aggregate maturities of principal on the debt due to related parties for the next five fiscal years ending March 31 are as follows:

(Dollars in thousands)	Debt Due to Related Parties
2024	$—
2025	25,104
2026	—
2027	25,257
2028	78,782
9.    Share-based Compensation
As of December 31, 2023 and March 31, 2023, the Company has outstanding share-based awards under the Beneficient Management Partners, L.P. (“BMP”) Equity Incentive Plan (the “BMP Equity Incentive Plan”), the Beneficient 2023 Long Term Incentive Plan (the “2023 Incentive Plan”), and BCH Preferred A.1, as more fully described below.
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

There were no BMP Equity Units granted during the nine months ended December 31, 2023. The table below summarizes the key inputs used in the valuation of the BMP Equity Units granted during the nine months ended December 31, 2022:

Unobservable Inputs	Nine Months Ended December 31, 2022
Expected term in years	4
Discount rate	32.1%
Discount for lack of marketability	23.1%
Long-term growth rate (after discrete projection period)	2.5%
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
2018 Ben Equity Incentive Plan
The Ben Equity Incentive Plan was adopted in September 2018 (the “2018 Ben Equity Incentive Plan”). Under the 2018 Ben Equity Incentive Plan, Ben was permitted to grant equity awards in the form of restricted equity units (“REUs”), representing ownership interests in BCG Common Units. Effective as of the Conversion, the Company assumed obligations under the outstanding REUs under the 2018 Ben Equity Incentive Plan and agreed to issue shares of Class A common stock upon settlement of such outstanding REUs. Settled awards under the 2018 Ben Equity Incentive Plan dilute BCG’s Common Unitholders. The total number of BCG Common Units that were issuable under the 2018 Ben Equity Incentive Plan was equivalent to 15% of the number of fully diluted BCG Common Units outstanding, subject to annual adjustment. All awards were classified in equity upon issuance. Following the Business Combination, no additional awards may be issued under the 2018 Equity Incentive Plan and all outstanding awards are settleable at a ratio of 1.25 shares of the Class A common stock for each restricted equity unit.
During the third quarter of 2020, 515,000 units were granted to a senior partner director subject to a performance condition. The performance condition was met upon public listing in June 2023 and expense for vested units was recognized during the three months ended June 30, 2023. The recognition of the remaining compensation cost will be recognized over the remaining vesting period. Total recognized compensation cost related to these awards for the three and nine months ended December 31, 2023 is approximately $0.3 million and $5.8 million, respectively. The originally granted units were increased at a rate of one-to-1.25 units, or by 128,750 units, upon public listing and effectiveness of the 2023 Incentive Plan. The remaining unrecognized compensation cost related to these awards is approximately $0.6 million as of December 31, 2023.
Effective April 1, 2022, Ben granted 513,533 REUs to employees and certain directors, which increased at a rate of one to 1.25 units, or by 128,383 units upon public listing and effectiveness of the 2023 Incentive Plan, of which, 136,610 have been forfeited. Effective October 1, 2022, 40,180 REUs were granted to employees, which increased at a rate of one to 1.25 units, or by 10,045 units upon public listing and effectiveness of the 2023 Incentive Plan, of which, 6,550 have been forfeited. The performance condition for these awards was met upon public listing in June 2023 and expense for vested units was recognized during the three months ended June 30, 2023. The recognition of the remaining compensation cost will be recognized over the remaining vesting period. Total recognized compensation cost related to these awards for the three and nine months ended December 31, 2023 is approximately $0.1 million and $3.1 million, respectively. The remaining unrecognized compensation cost related to these awards is approximately $1.9 million as of December 31, 2023.
2023 Incentive Plan
On June 6, 2023, the Company’s Board adopted the 2023 Incentive Plan, which was approved by the Company’s stockholders. Under the 2023 Incentive Plan, Ben is permitted to grant equity awards in the form of restricted stock units (“RSUs”). Subject to certain adjustments, the aggregate number of shares of Class A common stock expected to be issuable under the 2023 Incentive Plan in respect of awards will be equal to 15% of the aggregate number of fully diluted shares issued and outstanding, subject to quarterly adjustment. Settled awards under the 2023 Incentive Plan dilute common stockholders. All awards are classified in equity upon issuance.
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
Commissions
Certain of our employees’ commission compensation is in the form of common stock. Such shares granted to employees are subject to service-based vesting conditions over a multi-year period from the recipient’s grant date. Awards granted through June 8, 2023 were also subject to a performance condition, which was met on June 8, 2023 when Ben became publicly listed. The Company recorded $0.3 million and $2.9 million of share-based compensation expense related to these awards during the three and nine months ended December 31, 2023, respectively.
The following table summarizes the award activity, in units, for the BMP and Ben Equity Incentive Plans during the nine months ended December 31, 2023:

	BMP		RSU
(units in thousands)	Units	Weighted Average Grant Date Fair Value per Unit	Units	Weighted Average Grant Date Fair Value per Unit
Balance, March 31, 2023	438	$10.04	1,749	$10.00
Granted during the period	—	—	4,060	2.73
Vested during the period	(181)	9.78	(3,059)	4.95
Forfeited during the period	(48)	10.47	(552)	4.32
Balance, December 31, 2023	209	$9.95	2,198	$4.97
The following table presents the components of share-based compensation expense, included in employee compensation and benefits, recognized in the consolidated statements of comprehensive income (loss) for the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Nine Months Ended December 31,
(dollars in thousands)	2023	2022	2023	2022
BMP equity units	$305	$806	$1,549	$3,506
Restricted stock units	1,165	826	17,206	3,512
Preferred equity	286	286	858	1,144
Other(1)	270	—	17,917	—
Total share-based compensation	$2,026	$1,918	$37,530	$8,162
(1) The year-to-date period includes $15.0 million of compensation recognized related to the BCG Recapitalization and $2.9 million recognized for equity based compensation issued to employees for Ben Liquidity transactions.

Unrecognized share-based compensation expense totaled $8.5 million as of December 31, 2023, which we expect to recognize based on scheduled vesting of awards outstanding at December 31, 2023. The following table presents the share-based compensation expense expected to be recognized over the next five fiscal years ending March 31 for awards outstanding as of December 31, 2023:

(dollars in thousands)	BMP	RSU	Commissions	Total
Three months ending 2024	$282	$1,223	$58	$1,563
2025	492	2,897	191	3,580
2026	167	2,064	60	2,291
2027	—	1,027	—	1,027
2028	—	—	—	—
Total	$941	$7,211	$309	$8,461
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
Dividends. Subject to preferences that may apply to any outstanding shares of preferred stock, holders of Common Stock are entitled to receive ratably any dividends that our Board may declare out of funds legally available for that purpose on a non-cumulative basis; provided, however, that in the case of any dividends in Common Stock, holders of Class A common stock are entitled only to receive Class A common stock and holders of Class B common stock are entitled only to receive Class B common stock. In no event will the shares of either Class A common stock or Class B common stock be split, divided, or combined unless the outstanding shares of the other class are proportionally split, divided or combined.
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
On September 29, 2023, a resale registration statement on Form S-1 was declared effective by the SEC, thereby permitting sales of Class A common stock to Yorkville under the SEPA. On each of October 2, 2023 and October 4, 2023, Yorkville purchased 20,000 and 500,000 shares of Class A common stock for $2.39 and $1.27 per share, respectively, pursuant to the terms of the SEPA.
Preferred Stock:
Under the terms of our articles of incorporation, our Board is authorized to issue up to 250 million shares of preferred stock in one or more series, and 50 million shares of preferred stock are designated as shares of Series A preferred stock pursuant to a certificate of designation.

Series A Preferred Stock
As of December 31, 2023 and March 31, 2023, there were no shares of Series A preferred stock issued and outstanding, respectively.
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
Dividends. Holders of Series A preferred stock are entitled to receive ratably any dividends that our Board declares and pays on the Common Stock, on an as-converted basis, when paid to holders of Common Stock. Beneficient may, subject to customary restrictions, but is not required to, declare or pay any dividends solely on shares of Series A preferred stock.
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
Conversion, Transferability and Exchange. Per the terms of the articles of incorporation, because the Series A preferred stock is not expected to be publicly listed, each share of the Series A preferred stock will automatically convert into one-quarter of a share of Class A common stock upon issuance.
Redemption. Beneficient may redeem, ratably, in whole or, from time to time in part, the shares of Series A preferred stock of any holder then outstanding at the Liquidation Preference in cash. Holders of shares of Series A preferred stock do not have the right to require Beneficient to redeem their shares of Series A preferred stock under any circumstances.
Series B-1 Preferred Stock:
On October 3, 2023, 3,768,995 shares of Series B-1 resettable convertible preferred stock, par value $0.001 per share (“Series B-1 preferred stock”) converted into 13,805,841 shares of Class A common stock at a price per share of approximately $2.73. As of December 31, 2023 and March 31, 2023, there were no shares of Series B-1 preferred stock, issued and outstanding, respectively.
Maturity. Subject to the redemption and conversion rights described below, shares of Series B-1 preferred stock are perpetual securities.
Priority. Shares of Series B-1 preferred stock rank, with respect to dividend rights and/or distribution rights upon the liquidation, winding up or dissolution, as applicable, of Beneficient as: (i) senior to shares of Common Stock; (ii) pari passu with Series A Preferred Stock; (iii) senior, pari passu or junior with respect to any other series of preferred stock, as set forth in the terms with respect to such preferred stock; and (iv) junior to all existing and future indebtedness of the Beneficient.
Voting. Holders of Series B-1 preferred stock are not entitled to vote on any matter, expect as required by law.
Dividends. Holders of Series B-1 preferred stock are entitled to receive ratably any dividends that our Board declares and pays on the Common Stock, on an as-converted basis, when paid to holders of Common Stock. Beneficient may, subject to customary restrictions, but is not required to, declare or pay any dividends solely on shares of Series B-1 preferred stock.
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
Redeemable Noncontrolling Interests:
Preferred Series A Subclass 0 Unit Accounts
The BCH Preferred A.0 receives a quarterly guaranteed payment calculated as 6% of the BCH Preferred A.0’s initial capital account balance on an annual basis, or 1.50% per fiscal quarter. The BCH Preferred A.0 does not receive any allocations of profits, except to recoup losses previously allocated. The guaranteed payment to BCH Preferred A.0 is not subject to available cash and has priority over all other distributions made by BCH. BCH and the holders of the BCH Preferred A.0 entered into an agreement to defer the guaranteed payment to November 15, 2024; provided that such a guaranteed payment may be made prior to November 15, 2024 if the Audit Committee of the Board of Directors determines that making such payment, in part or in full, would not cause Ben to incur a going concern issue. The guaranteed payment accrual totaled $33.4 million and $20.9 million as of December 31, 2023 and March 31, 2023, respectively, and is included in the accounts payable and accrued expenses line item of the consolidated statements of financial condition.
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
The BCH Preferred A.0 are recorded in the consolidated statements of financial condition in the redeemable noncontrolling interest line item.
Noncontrolling Interests:
Noncontrolling interests represent the portion of certain consolidated subsidiaries’ limited partnership interests or interests in the Customer ExAlt Trusts that are held by third parties. Amounts are adjusted by the noncontrolling interest holder’s proportionate share of the subsidiaries’ earnings or losses each period and for any distributions that are paid. Equity securities issued by BCH maintain capital account balances determined pursuant to Section 704 of the Internal Revenue Code. Because federal income tax regulations differ in certain respects from U.S. GAAP, income or loss allocations to BCH equity securities determined in accordance with tax regulations may materially differ from that recognized for financial reporting purposes. For example, the losses recognized for financial reporting purposes arising from the impairment of goodwill are not recognized under tax regulation, and the associated capital account balances have not been impacted by those losses.

The following tables present a rollforward of the noncontrolling interests for the three and nine months ended December 31, 2023 and 2022:

	Noncontrolling Interests
(Dollars in thousands)	Trusts	BCH Class S Ordinary	BCH Class S Preferred	BCH Preferred A.1	BCH Preferred Series C	Class A of CT	Total Noncontrolling Interests
Balance, September 30, 2023	$(138,441)	$9,697	$856	$691,255	$—	$269	$563,636
Net loss	(26,241)	(9,697)	(856)	(350,141)	—	—	(386,935)
Reclass of distributions payable to noncontrolling interest holder	(196)	—	—	—	—	—	(196)
Distribution to noncontrolling interest	—	—	—	—	—	(269)	(269)
Balance, December 31, 2023	$(164,878)	$—	$—	$341,114	$—	$—	$176,236

	Noncontrolling Interests
(Dollars in thousands)	Trusts	BCH Class S Ordinary	BCH Class S Preferred	BCH Preferred A.1	BCH Preferred Series C	Class A of CT	Total Noncontrolling Interests
Balance, March 31, 2023	$(118,299)	$52,560	$856	$—	$205,759	$1,337	$142,213
Net income (loss)	(43,698)	(48,676)	(856)	(351,385)	—	(1,068)	(445,683)
Issuance of shares in connection with recent financings	133	—	—	—	—	—	133
Reclass of distributions payable to noncontrolling interest holder	(763)	—	—	—	—	—	(763)
Reduction of noncontrolling interest in connection with recent financings	(3,272)	—	—	—	—	—	(3,272)
Issuance of noncontrolling interest in connection with recent financings	79	—	—	—	—	—	79
Conversion of BCH Class S Ordinary to Class A common stock	—	(3,884)	—	—	—	—	(3,884)
Conversion of Preferred Series C to Class A common stock	—	—	—	—	(205,759)	—	(205,759)
Deemed dividend for BCG Preferred B.2 Unit Accounts preferred return	—	—	—	(6,942)	—	—	(6,942)
Reclass of BCH Preferred A.1 from temporary to permanent equity	—	—	—	699,441	—	—	699,441
Issuance of Series B-1 preferred stock and noncontrolling interest in connection with recent financings	942	—	—	—	—	—	942
Distribution to noncontrolling interest	—	—	—	—	—	(269)	(269)
Balance, December 31, 2023	$(164,878)	$—	$—	$341,114	$—	$—	$176,236

	Noncontrolling Interests
(Dollars in thousands)	Trusts	BCH Class S Ordinary	BCH Class S Preferred	FLP	BCH Preferred Series C	Class A of CT	Total Noncontrolling Interests
Balance, September 30, 2022	$(100,830)	$62,664	$1,973	$—	$205,759	$2,314	$171,880
Net income (loss)	(4,058)	(4,765)	—	—	—	(316)	(9,139)
Reclass of distributions payable to noncontrolling interest holder	(779)	—	—	—	—	—	(779)
Annual reallocation of FLP	—	(941)	(1,116)	—	—	—	(2,057)
Balance, December 31, 2022	$(105,667)	$56,958	$857	$—	$205,759	$1,998	$159,905

	Noncontrolling Interests
(Dollars in thousands)	Trusts	BCH Class S Ordinary	BCH Class S Preferred	FLP	BCH Preferred Series C	Class A of CT	Total Noncontrolling Interests
Balance, March 31, 2022	$982	$69,831	$1,316	$—	$205,759	$—	$277,888
Net income (loss)	(105,612)	(12,589)	—	3,166	—	(301)	(115,336)
Noncontrolling interest reclass	—	1,116	1,117	(2,233)	—	—	—
Payment of employee payroll taxes on restricted equity units	—	(459)	(460)	—	—	—	(919)
Distribution to noncontrolling interest	—	—	—	—	—	(131)	(131)
Noncash issuance of noncontrolling interest	299	—	—	—	—	—	299
Reclass of distributions payable to noncontrolling interest holder	(1,336)	—	—	—	—	—	(1,336)
Reclass of allocated income for FLP Subclass 3 to payable	—	—	—	(933)	—	—	(933)
Issuance of noncontrolling interest	—	—	—	—	—	2,430	2,430
Annual reallocation of FLP	—	(941)	(1,116)	—	—	—	(2,057)
Balance, December 31, 2022	$(105,667)	$56,958	$857	$—	$205,759	$1,998	$159,905
Preferred Series A Subclass 1 Unit Accounts
The BCH Preferred A.1 unit accounts are issued by BCH and are non-participating and convertible on a dollar basis.
The weighted average preferred return rate for the three months ended December 31, 2023 and 2022 was approximately nil and 1.00%, respectively. The weighted average preferred return rate for the nine months ended December 31, 2023 and 2022 was approximately 0.53% and 1.55%, respectively. No amounts have been paid to the BCH Preferred A.1 holders related to the preferred return from inception through December 31, 2023, and any amounts earned have been accrued and are included in the balance of redeemable noncontrolling interests presented on the consolidated statements of financial condition. As of December 31, 2023, approximately $106.1 million of preferred return related to the BCH Preferred A.1 has not been allocated to its holders due to insufficient income during those periods to fully satisfy the preferred return and will be allocable to the BCH Preferred A.1 holders in future quarterly periods to the extent that sufficient income, if any, is available for such allocation. In accordance with the BCH LPA, the preferred rate was waived and will not accrue from June 7, 2023 until December 31, 2024, except to the extent of allocations of income to the holders of the BCH Preferred A.1, in which event distributions may be requested by the holders of the BCH Preferred A.1, and if not requested, such amounts shall be accrued. In connection with the consummation of the Business Combination, the holders of the BCH Preferred A.1 agreed to significantly reduce the BCH Preferred A.1 return rate and also agreed to waive and defer the accrual of the preferred return as described above. In addition, until January 1, 2025, the hypothetical BCH Preferred A.1 capital account will only be increased to the extent there are allocations of income during such period. The agreement to waive and not accrue the Quarterly Preferred Series A.1 Return from the effective date of the BCH LPA until December 31, 2024 does not affect or waive any Quarterly Preferred Series A.1 Returns or hypothetical BCH Preferred A.1 capital account already accrued as of the effective date. Additionally, certain BCH Preferred A.1 holders agreed to be specially allocated any income or losses associated with the BMP Equity Incentive Plan, and certain other costs.
Beginning January 1, 2025, BCH Preferred A.1 may be converted into BCH Class S Ordinary Units at the election of the holder, subject to a 20% annual conversion limit through December 31, 2029 as set forth in the BCH LPA; provided, that if the conversion price for the BCH Preferred A.1 equals or exceeds $18.00 after January 1, 2025, the annual conversion limit shall no longer be applicable. Upon conversion, the holder shall be issued BCH Class S Ordinary Units in an amount equal to the capital account balance associated with the BCH Preferred A.1 being converted divided by a price equal to the average closing price of Class A common stock for the thirty (30) days preceding the applicable exchange date; provided, that from the effectiveness of the BCH LPA through December 31, 2027, such conversion price shall not be less than $10.50. The holder of such newly issued BCH Class S Ordinary Units may immediately convert them into Class A common stock.
The BCH LPA also includes certain limitations of BCH, without the consent of a majority-in-interest of the Preferred Series A Unit Account holders, to (i) issue any new equity securities, and (ii) except as otherwise provided, incur indebtedness that is senior to or pari passu with any right of distribution, redemption, repayment, repurchase or other payments relating to the Preferred Series A Unit Accounts or the Preferred Series B Unit Accounts. Further, BCH cannot, prior to the conversion of all the Preferred Series A Unit Accounts and the Preferred Series B Unit Accounts, incur any additional long-term debt unless (i) after giving effect to the incurrence of the new long-term debt on a pro forma basis, the sum of certain preferred stock, existing debt and any new long-term indebtedness would not exceed 55% of the BCH’s NAV plus cash on hand, and (ii) at the time of incurrence of any new long-term indebtedness, the aggregate balance of the BCH’s (including controlled subsidiaries) debt plus such new long-term debt does not exceed 40% of the sum of the NAV of the interests in alternative assets supporting the Collateral underlying the loan portfolio of BCH and its subsidiaries plus cash on hand at BCG, BCH and its subsidiaries. Upon the effectiveness of the BCH LPA, the redemption feature of the BCH Preferred A.1 was removed, which resulted in the BCH Preferred A.1 no longer being required to be presented in temporary equity in the consolidated statement of financial condition as of June 30, 2023.
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
As of December 31, 2023, the BCH Preferred A.1 are recorded in the consolidated statements of financial condition in the noncontrolling interest line item. As of March 31, 2023, the BCH Preferred A.1 are recorded in the consolidated statements of financial condition in the redeemable noncontrolling interest line item.
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
Class S Ordinary Units
As of December 31, 2023 and March 31, 2023, BCH, a subsidiary of Ben, had issued 5.4 million and 5.8 million BCH Class S Ordinary Units, respectively, which were all outstanding on each of the respective dates. The BCH Class S Ordinary Units participate on a pro-rata basis in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units have limited voting rights and do not entitle participation in the management of the Company’s business and affairs. At the election of the holder, the BCH Class S Ordinary Units are exchangeable quarterly for Class A common stock on a one-for-one basis. Each conversion also results in the issuance to Ben LLC of a BCH Class A Unit for each share of Class A common stock issued.
On June 8, 2023, 404,542 BCH Class S Ordinary Units ultimately converted into shares of Class A common stock on a one-to-one basis pursuant to the terms of the Exchange Agreement and the BCH LPA.
The BCH Class S Ordinary Units are recorded in the consolidated statements of financial condition in the noncontrolling interests line item.
Class S Preferred Units
The BCH Class S Preferred Units also participate on a pro-rata basis in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units are generally non-voting and do not entitle participation in the management of the Company’s business and affairs. The BCH Class S Preferred Units are entitled to a quarterly preferred return. In accordance with the BCH LPA, the preferred rate was waived and will not accrue from June 7, 2023 until December 31, 2024, except to the extent of allocations of income to the holders of the BCH Class S Preferred Units. In connection with the consummation of the Business Combination, the holders of the BCH Preferred A.1 agreed to significantly reduce the BCH Class S Preferred Units preferred return rate and also agreed to waive and defer the accrual of the preferred return as described above. In addition, until January 1, 2025, the hypothetical BCH Class S Preferred Units capital account will only be increased to the extent there are allocations of income during such period. The agreement to waive and not accrue the Quarterly Class S Preferred Return from June 7, 2023 until December 31, 2024 does not affect or waive any Quarterly Class S Preferred Return or hypothetical BCH Class S Preferred capital account already accrued as of the effective date.
Generally, on a quarterly basis and at the election of the holder, the BCH Class S Preferred Units are exchangeable for BCH Class S Ordinary Units on a 1.2-for-1 basis. The BCH Class S Ordinary Units may then be exchanged for Class A common stock as described above. Each conversion into Class A common stock also results in the issuance to Ben LLC of a BCH Class A Units for each share of Class A common stock issued. Holders of BCH Class S Preferred Units may elect to convert into BCH Class S Ordinary Units in connection with a sale or dissolution of BCH.

As of December 31, 2023 and March 31, 2023, a nominal number of shares of BCH Class S Preferred Units have been issued, respectively. Preferred return earned by the BCH Class S Preferred Units from inception in 2019 through December 31, 2023 is $0.2 million. No amounts have been paid to the BCH Class S Preferred Unit holders related to the preferred return from inception through December 31, 2023 and any amounts earned have been accrued and are included in the balance of BCH Class S Preferred Units presented on the consolidated statements of financial condition.
The BCH Class S Preferred Units are recorded in the consolidated statements of financial condition in the noncontrolling interests line item.
FLP Unit Accounts (Subclass 1 and Subclass 2)
FLP Unit Accounts (Subclass 1 and Subclass 2) are non-unitized capital accounts. The FLP Subclass 1 Units (the “FLP-1 Unit Accounts”) were issued to a Related Entity (as defined in Note 13) as part of the initial commercial operations of Ben. The FLP Subclass 2 Units (the “FLP-2 Unit Accounts”) are related to the BMP Equity Incentive Plan. Each subclass of the FLP Unit Accounts, with FLP-1 Unit Accounts (receiving 50.5%) and the FLP-2 Unit Accounts (receiving 49.5%), shall be allocated (i) fifteen percent (15%) of the profits and losses from financing activities of BCH and its subsidiaries and (ii) an amount equal to the lesser of (A) fifty percent (50%) of the revenues of BCH and its tax pass-through subsidiaries, excluding financing activities revenues, and (B) that amount of revenues that will cause the profit margin (as defined in the BCH LPA) to equal twenty percent (20%). Amounts allocated to the FLP Unit Accounts are reinvested equally in additional BCH Class S Ordinary Units and Class S Preferred Units on a quarterly basis at a price equal to the closing price of the units on such exchange on the date of allocation, thereby creating additional BCH Class S Ordinary Units and BCH Class S Preferred Units.
During the three and nine months ended December 31, 2023, there was no income allocated to the FLP Unit Accounts (Subclass 1 and 2), respectively. During the three months ended December 31, 2022, there was no income allocated to the FLP Unit Accounts (Subclass 1 and 2). For the nine months ended December 31, 2022, there was income of $2.2 million allocated to the FLP Unit Accounts (Subclass 1 and 2). Annually, a true up of the quarterly allocations is required to match amounts allocated with annual earnings.
In addition to the above stated amounts, the FLP-1 Unit Accounts and FLP-2 Unit Accounts are entitled to a portion of any upward carrying value adjustment as calculated pursuant to Internal Revenue Code Section 704(b). In the event of an upward carrying value adjustment, the FLP-1 Unit Accounts and FLP-2 Unit Accounts are entitled to first be allocated gains associated with such carrying value adjustment equal to 15% of the value of the capital accounts of all BCH Class A Units and BCH Class S Units, calculated based on the post-adjusted capital accounts of the then outstanding BCH Class A and BCH Class S Units. Immediately following any such allocation, the amount allocated is converted in BCH Class S Ordinary Units at the then determined value. Furthermore, the amount allocated to the FLP-1 Unit Accounts is reduced by the value of any previously allocated amount pursuant to an upward carrying value adjustment, calculated as the number of BCH Class S Units previously received multiplied by the value of those units at the time of any subsequent carrying value adjustment.
As a result of the consummation of the Business Combination, an adjustment to the carrying value of BCH’s assets of $321.9 million occurred. Pursuant to the BCH LPA, approximately 32,190,584 BCH Class S Ordinary Units would be issuable as a result of the carrying value adjustment. However, due to the Company’s Compensation Policy, the number of BCH Class S Ordinary Units that may be issued in 2023 or any subsequent year in connection with the consummation of the Business Combination will be limited and require approval of the Board; provided that any such BCH Class S Ordinary Units that may not be issued in 2023 may be issued in subsequent years in accordance with the Compensation Policy. As of December 31, 2023, there has been no allocation of the carrying value adjustment among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts and no issuance of any BCH Class S Ordinary Units as a result of such adjustment.
FLP Unit Accounts (Subclass 3)
The FLP Subclass 3 Unit Accounts (the “FLP-3 Unit Accounts”) were issued to, and are currently held by, BHI. The FLP-3 Unit Accounts will be allocated profits from net financing revenues on a quarterly basis equal to the lesser of (i) 5% of the quarterly net financing revenues, or (ii) 10% of the average annualized stated interest (to the extent constituting net financing revenue) of the quarterly average of new loans issued by any subsidiaries of Ben during the previous twelve fiscal quarters.
The FLP-3 Unit Accounts are entitled to tax and other distributions equal to 100% of the amount of profits allocated to the FLP-3 Unit Accounts, and such distributions are not subject to available cash. The FLP-3 Unit Accounts do not have any conversion features or rights.
During the three and nine months ended December 31, 2023, there was no income allocated to the FLP-3 Unit Accounts, respectively. During the three and nine months ended December 31, 2022, there was income of no and $0.9 million, respectively, allocated to the FLP-3 Unit Accounts.

Beneficiaries of the Customer ExAlt Trusts
The ultimate beneficiaries of the Customer ExAlt Trusts are the Charitable Beneficiaries, unrelated third-party charities, that are entitled to (i) either, depending on the applicable trust agreements, 2.5% of all distributions received by such Customer ExAlt Trusts or 5.0% of any amounts paid to Ben as payment on amounts due under each ExAlt Loan, (ii) for certain Customer ExAlt Trusts, approximately 10% of the amount of excess cash Collateral, if any, following the full repayment of an ExAlt Loan, and (iii) all amounts accrued and held at the Customer ExAlt Trusts once all amounts due to Ben under the ExAlt Loans and any fees related to Ben’s services to the Customer ExAlt Trusts are paid. The Charitable Beneficiaries’ account balances with respect to its interest in such Customer ExAlt Trusts cannot be reduced to below zero. Any losses allocable to the Charitable Beneficiaries in excess of their account balances are reclassified at each period end to the trusts’ deficit account. Additional Customer ExAlt Trusts are created arising from new liquidity transactions with customers. These new Customer ExAlt Trusts, which are consolidated by Ben, result in the recognition of additional noncontrolling interest representing the interests in these new Customer ExAlt Trusts held by the Charitable Beneficiaries. For the three months ended December 31, 2023 and December 31, 2022, no additional noncontrolling interests were recognized. For the nine months ended December 31, 2023 and 2022, $1.2 million and $0.3 million, respectively, of additional noncontrolling interests were recognized.
The interests of the Charitable Beneficiaries in the Customer ExAlt Trusts are recorded on the consolidated statements of financial condition in the noncontrolling interests line item.
Class A of CT Risk Management, L.L.C.
On April 1, 2022, a minority interest in the Class A membership of CT, a consolidated VIE of Ben (as further discussed in Note 14), was sold for $2.4 million in cash to the third-party involved in the loan participation transaction described in Note 7. As a Class A member of CT, the holder is entitled to distributions first on a pro rata basis with other Class A members until the initial capital contributions are received and 2.0% of any amounts in excess of their capital contributions, to the extent such amounts are available. As such, this interest is recorded on the consolidated statements of financial condition in the noncontrolling interests line item. During the three months ended December 31, 2023, a distribution of $0.3 million was made to a noncontrolling interest holder of CT.

11.    Net Loss per Share
Basic and diluted net income (loss) attributable to Beneficient per common share for the three and nine months ended December 31, 2023 and 2022, are as follows:

(Dollars in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net loss	$(924,872)	$(42,850)	$(2,462,606)	$(203,085)
Less: Net (income) loss attributable to noncontrolling interests	386,935	9,945	445,683	118,843
Less: Noncontrolling interest guaranteed payment	(4,229)	(3,984)	(12,501)	(11,778)
Net loss attributable to Beneficient common shareholders	$(542,166)	$(36,889)	$(2,029,424)	$(96,020)
Net loss attributable to Class A common shareholders	(504,615)	(33,347)	(1,888,863)	(86,799)
Net loss attributable to Class B common shareholders	(37,551)	(3,542)	(140,561)	(9,221)

Weighted average of common shares outstanding - basic and diluted
Class A	254,923,039	180,178,268	226,105,978	180,178,268
Class B	19,140,451	19,140,451	19,140,451	19,140,451

Net loss attributable to Beneficient per common share - Basic and Diluted
Class A	$(1.98)	$(0.19)	$(8.35)	$(0.48)
Class B	$(1.96)	$(0.19)	$(7.34)	$(0.48)
In computing diluted net loss per share, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted net loss per share calculation for the three and nine months ended December 31, 2023 and 2022, were as follows:

	Shares		Shares
	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Preferred Series B-1	225,095	—	460,215	—
Class S Ordinary	5,358,597	5,835,934	5,409,349	5,859,610
Class S Preferred	48,403	105,168	48,403	108,494
Preferred Series A Subclass 0	164,367,001	19,796,120	38,140,683	19,795,957
Preferred Series A Subclass 1	528,954,636	63,706,518	126,357,936	63,786,330
Preferred Series C Subclass 1	—	16,068,912	8,087,485	16,068,912
Restricted Stock Units	1,346,254	8,379,483	8,429,346	8,430,027
Warrants	30,874,686	—	26,771,105	—
Total anti-dilutive shares	731,174,672	113,892,135	213,704,522	114,049,330
Conversion of BCH Preferred C-1 Unit Accounts
Pursuant to the UPA, on July 10, 2023, the BCH Preferred C-1 Unit Accounts automatically converted into 44,040,761 shares of Class A common stock at approximately $4.66 per share, which represents the volume-weighted average trading price of the Class A common stock for the 20 trading days following the closing of the Business Combination.
Conversion of Series B-1 Preferred Stock
On October 3, 2023, 3,768,995 shares of Series B-1 preferred stock converted into 13,805,841 shares of Class A common stock at a price per share of approximately $2.73.

12.    Income Taxes
The components of income tax expense (benefit) for the three and nine months ended December 31, 2023 and 2022, were as follows:

(Dollars in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Current expense
Federal	$75	$—	$75	$—

Deferred expense
Federal	—	(2,356)	—	(1,072)
Income tax expense (benefit)	$75	$(2,356)	$75	$(1,072)
13.    Related Parties
The Company considers its employees and directors to be related parties. A “Related Entity” or “Related Entities” include certain trusts that are directly or indirectly controlled by, or operate for the benefit of, Mr. Heppner or his family, and those entities directly or indirectly held by, or that are under common control with, such trusts, and in which he and his family members are among classes of economic beneficiaries, whether or not Mr. Heppner is entitled to economic distributions from such trusts. Mr. Heppner is a beneficiary of the trust that is the sole shareholder of BHI (such trust, the “Related Entity Trust”).
Relationship with Beneficient Management Counselors, L.L.C.
For periods prior to the conversion of BCG to a Nevada corporation, Ben Management was the general partner of Ben and Ben Management was governed by a board of directors. The governing document of Ben Management provided that Beneficient Management Counselors, L.L.C. (“BMC”), wholly owned by one of several Related Entities, determined the directors of Ben Management who filled 49% of the Board seats. BMC was also entitled to select (a) 50% of the membership of the Ben Management’s Nominating Committee and Executive Committee and appoint the chair of each of these committees, and (b) 50% of the membership of the Community Reinvestment Committee (the “CRC”) and the CRC’s chairperson and lead committee member. Certain decisions with respect to Ben’s charitable giving program were delegated to the CRC, including certain decisions on behalf of BFF as a Kansas TEFFI. Decisions regarding appointment and removal of Ben Management’s directors, other than directors appointed by BMC, were delegated, with certain exceptions, to the Nominating Committee of Ben Management of which our Chief Executive Officer and Chairman was a member and Chairman. In the event of a tie vote of the Nominating Committee on a vote for the appointment or removal of a director, the majority of the then total number of directors serving on the board of directors would break the tie; provided that upon and following a “trigger event” (as defined in Ben Management’s governing document) the chair of the Nominating Committee may cast the tie-breaking vote. Subsequent to the conversion of BCG to a Nevada corporation, Beneficient is governed by a board of directors and Beneficient’s common equity holders are entitled to vote on all matters on which stockholders generally are entitled to vote as described in Note 10, Equity.
Services Agreement with Bradley Capital Company, L.L.C.
BCG and BCH entered into an agreement with Bradley Capital Company, L.L.C. (“Bradley Capital”) and BMC effective June 1, 2017 (the “Bradley Capital Agreement”), which was then amended and restated effective January 1, 2022 (the “A&R Bradley Capital Agreement”). Bradley Capital is a Related Entity. Under the Bradley Capital Agreement and the A&R Bradley Capital Agreement, Bradley Capital is entitled to a current base fee of $0.4 million per quarter for executive level services provided by an executive of Bradley Capital, who, prior to BCG’s conversion to a Nevada corporation on June 7, 2023, was our Chief Executive Officer and Chairman of Ben Management’s Board of Directors and currently is our Chief Executive Officer and Chairman of our Board, together with a current supplemental fee of $0.2 million per quarter for administrative and financial analysis, with both the base fee and supplemental fee, subject to an annual inflation adjustment. The base fee may be increased by the provider up to two times the initial base fee per quarter to cover increases in the cost of providing the services, or in the event of an expansion of the scope of the services, with the approval of the Executive Committee of the Board of Ben Management prior to June 7, 2023 and the Executive Committee of our Board subsequent to June 7, 2023, of which our CEO & Chairman is a member and Chairman. Our CEO and Chairman receives an annual salary from the Company of $0.2 million and both he and other employees of Bradley Capital can participate in equity incentive plans sponsored by the Company. The Bradley Capital Agreement and the A&R Bradley Capital Agreement also includes a payment from Ben of $0.2 million per year, paid in equal quarterly installments, to cover on-going employee costs for retired and/or departed employees of predecessor entities prior to September 1, 2017, which on-going costs were assumed by Bradley Capital, as well as a further payment to Bradley Capital in respect of the cost of health and retirement benefits for current employees of Bradley Capital all of which are reimbursed by Ben.
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
During the three months ended December 31, 2023 and 2022, the Company recognized expenses totaling $0.7 million and $0.7 million related to this services agreement, respectively. During the nine months ended December 31, 2023 and 2022, the Company recognized expenses totaling $2.0 million and $1.9 million related to this services agreement, respectively. During the three and nine months ended December 31, 2023, the Company paid $2.5 million to Bradley Capital related to previously accrued amounts owed under this services agreement. As of December 31, 2023 and March 31, 2023, $3.1 million and $3.6 million, respectively, was owed to Bradley Capital related to this services agreement, which is reflected in the accounts payable and accrued expenses line item on the consolidated statements of financial condition.
Aircraft Sublease with Bradley Capital
Effective January 1, 2022 and January 1, 2023, The Beneficient Company Group (USA), L.L.C. (“Beneficient USA”), a subsidiary of BCH, as sublessee, Bradley Capital, as sublessor, and BCG, solely as it relates to the guarantee it makes to Bradley Capital as set forth therein, entered into an Aircraft Sublease Agreement (the “Aircraft Sublease”). Pursuant to the Aircraft Sublease, Bradley Capital subleases the aircraft described therein, without a crew, to Beneficient USA for discrete periods of use. Beneficient USA is required to pay a quarterly rental of $1.4 million plus direct operating expenses incurred for Ben’s use of the aircraft. Bradley Capital is required to pay any other fixed and variable costs of operating the aircraft. Beneficient USA is also required to provide its own pilot(s) and crew, and Beneficient USA has entered into a separate Flight Crew Services Agreement with an unrelated third-party to provide the qualified flight crew. The term of the Aircraft Sublease is one (1) year and may be terminated by either party upon three (3) days prior written notice and will automatically terminate upon the sale or similar disposition of the aircraft or the termination of the underlying lease agreement. Additionally, BCG agrees to unconditionally guarantee, for the benefit of Bradley Capital, all of the obligations of Beneficient USA to Bradley Capital under the Aircraft Sublease. During the three months ended December 31, 2023 and 2022, BCH expensed $1.4 million and $1.5 million, respectively, in lease and direct operating expenses related to this agreement. During the nine months ended December 31, 2023 and 2022, BCH expensed $4.3 million and $4.6 million, respectively, in lease and direct operating expenses related to this agreement. No amounts have been paid to Bradley Capital related to the aircraft sublease. As of December 31, 2023 and March 31, 2023, $11.0 million and $6.9 million, respectively, of accrued costs related to the sublease is reflected in the accounts payable and accrued expenses line item on the consolidated statements of financial condition.
As discussed below, BHI, a Related Entity, entered into a Contribution Agreement with BCH and BCG pursuant to which BHI has agreed to reimburse BCG for a significant portion of the costs incurred by Beneficient USA under the Aircraft Sublease.
Relationship with Beneficient Holdings, Inc.
Beneficient USA, a subsidiary of BCH, entered into with BHI, a Related Entity, a Services Agreement effective July 1, 2017 (the “BHI Services Agreement”). BHI pays an annual fee of $30,000 to Ben for the provision of trust administration services for Related Entities and all trusts affiliated with its family trustee as that term is defined in the governing documents for a Related Entity. Beneficient USA also is required to provide any other services requested by BHI, subject to any restrictions in the operating agreement of BHI, at cost. The term of the BHI Services Agreement extends for the longer of (i) five years past the expiration or termination of the Bradley Capital Agreement, or (ii) seven years after the family trustee of the Related Entity is no longer a primary beneficiary of any trust affiliated with the family trustee. The Company recognized income during the three and nine months ended December 31, 2023 and 2022, respectively, in accordance with the BHI Services Agreement.
In conjunction with the execution of the Aircraft Sublease, BHI, a Related Entity, BCH, and BCG entered into a Contribution Agreement effective as of January 1, 2022 and January 1, 2023 (the “Contribution Agreement”). Pursuant to the Contribution Agreement, BHI agrees to pay to BCH, on the last business day of each calendar quarter, any amounts paid by BCH during the quarter for the use of an aircraft under the Aircraft Sublease, or any similar lease or sublease, which would include the quarterly rental under the Aircraft Sublease. In addition, BHI agrees to pay to BCH any amounts paid related to fixed monthly or quarterly costs incurred in connection with such aircraft lease or sublease in an amount not to exceed $250,000 per year. This additional payment is intended to partially cover flight crew costs and other related costs. Each contribution is conditioned upon (i) the effectiveness of the Aircraft Sublease, and (ii) BCH’s timely payment to BHI of the guaranteed payment to be made to holders of BCH Preferred A.0 for the respective quarter in which such contribution is to be paid (whether or not waived in accordance with the terms of the BCH LPA); provided, that if such guaranteed payment is not timely paid, or is only paid in part, for any given quarter, then any contributions contemplated under the Contribution Agreement for such quarter will not be owed. In the event such guaranteed payment is subsequently paid in full, then any previously unfunded contributions for the applicable quarter under the Contribution Agreement will become immediately due and payable on the last business day of the calendar quarter in which such guaranteed payment is paid in full. All payments made by BHI to BCH pursuant to the Contribution Agreement shall be treated as capital contributions, as defined in the BCH LPA, by BHI to BCH and shall be added to BHI’s sub-capital account related to its BCH Class S Ordinary Units. BCH further agrees to specially allocate to BHI’s sub-capital account related to its BCH Class S Ordinary Units any expenses or deductions derived from amounts paid or accrued by BCH for use of the aircraft to the extent such expenditures are offset by the contributions made by BHI pursuant to the Contribution Agreement. There have been no contributions from BHI related to this agreement, which is expected and will continue to occur until the guaranteed payments to BCH Preferred A.0 holders are no longer deferred.
BHI owns the majority of the Company’s Class B common stock, and the BCH Class S Ordinary Units, BCH Class S Preferred Units, BCH Preferred A.0, BCH Preferred A.1, and FLP Subclass 1 and Subclass 3 Unit Accounts issued by BCH.
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
Since June 30, 2021, additional net advances have been made by Highland to a Related Entity. As of December 31, 2023 and March 31, 2023, Highland Consolidated, L.P. had outstanding loans in the principal amount of $11.9 million and $14.0 million, respectively, with a Related Entity. Ben is not a party to these loans, nor has it secured or guaranteed the loans.
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
RROC’s purpose is to provide funding and operational support for the research activities conducted by the qualified charities. The funding received by RROC, from proceeds of trusts settled and funded by customers of Ben, may be used, in RROC’s discretion, to (i) provide appropriate facilities and properties for the charitable organizations to utilize as part of their charitable initiatives (those properties and facilities being owned by a Related Entity), and (ii) provide fee revenue to RROC. RROC is granted such rights and authority pursuant to trust instruments entered into between a customer and subsidiaries of Ben as well as an agreement with NPT. Ben’s subsidiaries provide financing to the Customer ExAlt Trusts and Ben is paid as an agent of the trustees for administrative services it provides to the trusts. Ben has certain outstanding payables, including accrued interest, to RROC and the Charitable Accounts (for the benefit of the Texas universities as discussed above) of $2.2 million and $2.1 million as of December 31, 2023 and March 31, 2023, respectively. There were no payments made during the three and nine months ended December 31, 2023, respectively, compared to nil and $0.8 million for the three and nine months ended December 31, 2022, respectively. The $0.8 million payment during the nine months ended December 31, 2022 was made to the Funding Trusts in accordance with their respective trust agreements to pay down Funding Trust liabilities. Such payment was not made to any entity associated with Mr. Heppner. Due to changes in the Customer ExAlt Trust agreements, no incremental amounts are expected to be allocated to RROC or the Charitable Accounts other than those amounts already provided by certain prior trust agreements. During the year ended March 31, 2023, the trust advisor to certain of the Customer ExAlt Trusts reassigned the beneficial interest held at NPT to the Kansas TEFFI Economic Growth Trust.
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
Ben has an outstanding payable to EGT of nil and $0.1 million as of December 31, 2023 and March 31, 2023, respectively. Ben paid $0.2 million and $0.9 million during the three and nine months ended December 31, 2023, compared to $0.4 million and $1.6 million for the same periods of 2022, respectively. Additionally, during the year ended March 31, 2023, Ben sold its Kansas properties to the EGT in exchange for a $1.4 million promissory note receivable, which is reflected in the other assets line item on the consolidated statements of financial condition.
Hicks Holdings, L.L.C.
Hicks Holdings, L.L.C., an entity associated with one of Ben’s current directors, is one of the owners and serves as the manager of a limited liability company (“SPV”). A Related Entity also has ownership in the SPV. The SPV holds BCH Preferred A.0 and BCH Preferred A.1 among its investment holdings.
Hicks Holdings Operating, LLC (“Hicks Holdings”), an entity associated with one of Ben’s current directors, directly owns BCH Preferred A.0, BCH Preferred A.1, BCH Class S Ordinary Units, and Class B common stock of Beneficient. Hicks Holdings was granted its BCH Preferred A.1 and BCH Class S Ordinary Units as compensation for services provided in 2018. Hicks Holdings was granted its BCH Preferred A.0 when a portion of the existing BCH Preferred A.1 converted to BCH Preferred A.0 in 2021. Hicks Holdings converted a portion of its existing BCH Preferred A.1 to Class B common stock of Beneficient in June 2023 in connection with the recapitalization of BCG described in Note 4. The total preferred equity and BCH Class S Ordinary Units balance as of December 31, 2023 and March 31, 2023, was $55.9 million and $72.6 million, respectively. Hicks Holdings held 1,322,208 shares of Class B common stock as of December 31, 2023.
Letter Agreement with Hicks Holdings
In connection with the HH-BDH Credit Agreement and the Financing, on October 19, 2023, the Guarantor, Ben LLC, and Hicks Holdings entered into a letter agreement (the “Letter Agreement”). In connection with the Financing, Hicks Holdings agreed to assign to HH-BDH (which is wholly-owned by Hicks Holdings) all of its rights, title and interest in and to the following partnership interests of the Guarantor: BCH Preferred A.0 with a capital account balance of $15.3 million as of June 30, 2023, BCH Preferred A.1 with a capital account balance of $48.1 million as of June 30, 2023, 48 BCH Class S Preferred Units and 291,163 BCH Class S Ordinary Units held by HH-BDH (the “Pledged Guarantor Interests”). Hicks Holdings’ membership interest in HH-BDH (collectively with the Pledged Guarantor Interests, the “Pledged Equity Interests”) and the Pledged Guarantor Interests serve as collateral for the Financing (together, the “Lender Pledge”).
Pursuant to the terms of the Letter Agreement, the parties thereto agreed that if the Borrower and/or Guarantor default under the HH-BDH Credit Agreement and such default results in a foreclosure on, or other forfeiture of, the Pledged Equity

Interests, the Guarantor will promptly issue to Hicks Holdings, BCH Preferred A.0 with a capital account balance of $15.3 million, BCH Preferred A.1 with a capital account balance of $48.1 million, 48 BCH Class S Preferred Units and 291,163 BCH Class S Ordinary Units (subject to a tax gross-up as provided in the Letter Agreement), or, in the discretion of Hicks Holdings, equivalent securities of equal fair market value to the value of the security interests at the time of the applicable foreclosure or other loss (such newly issued equity interests referred to as the “Replacement Equity Interests”); provided, however that, if less than all Pledged Equity Interests have been foreclosed on or forfeited, the foregoing capital account balances and numbers of units comprising the Replacement Equity Interests shall be reduced on a class-by-class and subclass-by-subclass basis, as applicable, to the extent necessary to ensure that Hicks Holdings and its affiliates do not receive additional value relative to the value held by Hicks Holdings and its affiliates immediately prior to the foreclosure or forfeiture. Furthermore, Ben LLC shall cause a Ben LLC Unit (as defined in the BCH LPA) to be issued for each BCH Class A Unit issued to the Hicks Holdings pursuant to the Letter Agreement. Additionally, the Guarantor agreed to indemnify Hicks Holdings and its affiliates and hold each of them harmless against any and all losses which may arise directly or indirectly in connection with, among other things, the HH-BDH Credit Agreement, the Term Loan, the Financing and the Lender Pledge.
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
The term of the Shared Services Agreement had an initial term of one year from the effective date and renewed automatically for successive one-year terms. Due to the filing by GWG Holdings for reorganization under the Chapter 11 Bankruptcy Code in April 2022, neither party was authorized to terminate the Shared Services Agreement. The Shared Services Agreement terminated upon the effective of GWG Holdings’ bankruptcy plan on August 1, 2023. During the nine months ended December 31, 2023, GWG Holdings paid approximately $1.4 million to Ben under the Shared Services Agreement. GWG Holdings paid $0.4 million to Ben under the Shared Services Agreement during the three and nine months ended December 31, 2022. As of December 31, 2023 and March 31, 2023, Ben has an outstanding gross receivable related to this Shared Services Agreement of approximately nil and $17.8 million, respectively. Due to the financial deterioration of GWG Holdings including the filing for reorganization under the Chapter 11 Bankruptcy Code in April 2022, the allowance for these receivables as of December 31, 2023 and March 31, 2023 was nil and $15.6 million, respectively. The reserve amount pertains to amounts owed by GWG Holdings at the time of their bankruptcy filing. As a result of the termination of the Shared Services Agreement, receivables and related allowance of $15.6 million were written off during the nine months ended December 31, 2023.
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
CT, a Delaware limited liability company, is currently governed by the Fourth Amended and Restated Limited Liability Company Agreement entered into on April 27, 2022. CT was created to reduce the impact of a potential market downturn on the interests in alternative assets held by the Customer ExAlt Trusts that collateralize the loans receivable from the Customer ExAlt Trusts held by BFF, or other Ben entities (such loans receivable are eliminated solely for financial reporting purposes in our consolidated financial statements) by distributing any potential profits to certain of the Customer ExAlt Trusts thereby offsetting any reduction in the value of the alternative assets.
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
As of December 31, 2023 and March 31, 2023, the consolidated statements of financial condition include assets of this consolidated VIE with a carrying value of nil and $4.0 million, which is recorded in the investments held by Ben line item of the consolidated statements of financial condition. For three months ended December 31, 2022, the Company recorded losses of $3.8 million, of which approximately $2.8 million is attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction, which is reported in the gain (loss) on financial instruments, net line item of the consolidated statements of comprehensive income (loss). The Company recorded losses of $3.0 million and $1.1 million, respectively, for the nine months ended December 31, 2023 and 2022, of which approximately $2.0 million and $0.8 million, respectively, is attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction. No options were held as of or during the three months ended December 31, 2023.
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

The consolidated statements of financial condition include the following amounts from these consolidated VIEs as of the dates presented:

(Dollars in thousands)	December 31, 2023	March 31, 2023
Assets:
Cash and cash equivalents	$5,549	$3,259
Restricted cash	20	819
Investments, at fair value	378,382	491,859
Other assets	4,895	5,891
Total Assets of VIEs	$388,846	$501,828

Liabilities:
Accounts payable and accrued expense	$2,850	$1,945
Other liabilities	108	132
Customer ExAlt Trusts loan payable, net	—	52,129
Total Liabilities of VIEs	$2,958	$54,206

Equity:
Treasury stock	$(3,444)	$(3,444)
Noncontrolling interests	(164,878)	(118,299)
Accumulated other comprehensive income	442	9,900
Total Equity of VIEs	$(167,880)	$(111,843)
The consolidated statements of comprehensive income (loss) for the periods presented include the following amounts from these consolidated VIEs.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
(Dollars in thousands)
Revenues
Investment income (loss), net	$7,448	$11,478	$7,935	$(30,738)
Loss on financial instruments, net	(18,695)	(15,068)	(62,373)	(42,244)
Interest and dividend income	—	23	10	37
Other income	65	—	65	—
Total revenues	(11,182)	(3,567)	(54,363)	(72,945)

Operating expenses
Interest expense	423	2,344	4,091	6,638
Provision for credit losses	—	1,236	—	13,843
Professional services	572	1,240	2,718	3,614
Other expenses	219	262	602	1,631
Total operating expenses	1,214	5,082	7,411	25,726
Loss on extinguishment of debt, net	8,846	—	8,846	—
Net income (loss)	$(21,242)	$(8,649)	$(70,620)	$(98,671)
Net income (loss) attributable to noncontrolling interests	$(26,240)	$(4,058)	$(43,698)	$(105,612)

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
The Corporate & Other category includes the following items, among others:
•Equity-based compensation;
•Gains (losses) on changes in the fair value of interests in the GWG Wind Down Trust (or common stock and L Bonds of GWG Holdings, as applicable) held by Ben;
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

The following tables include the results of each of the Company’s reportable segments reconciled to the consolidated financial statements (in thousands):

	Three Months Ended December 31, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income, net	$—	$—	$7,448	$—	$—	$7,448
Gain (loss) on financial instruments, net	—	—	(18,695)	671	—	(18,024)
Interest and dividend income	—	—	—	118	—	118
Trust services and administration revenues	—	158	—	—	—	158
Other income	—	—	65	—	—	65

Intersegment revenues
Interest income	11,275	—	—	—	(11,275)	—
Trust services and administration revenues	—	5,739	—	—	(5,739)	—
Total revenues	11,275	5,897	(11,182)	789	(17,014)	(10,235)

External expenses
Employee compensation and benefits	938	588	—	5,814	—	7,340
Interest expense	3,045	—	423	1,203	—	4,671
Professional services	490	173	572	3,735	—	4,970
Loss on impairment of goodwill	604,668	272,830	—	5,725	—	883,223
Other expenses	463	301	219	4,529	—	5,512

Intersegment expenses
Interest expense	—	—	32,976	—	(32,976)	—
Provision for credit losses	8,076	—	—	—	(8,076)	—
Other expenses	—	—	3,991	—	(3,991)	—
Total expenses	617,680	273,892	38,181	21,006	(45,043)	905,716

Operating income (loss)	$(606,405)	$(267,995)	$(49,363)	$(20,217)	$28,029	$(915,951)

	Three Months Ended December 31, 2022
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income, net	$—	$—	$11,478	$—	$—	$11,478
Loss on financial instruments, net	—	—	(15,069)	(7,974)	—	(23,043)
Interest and dividend income	—	—	23	90	—	113
Trust services and administration revenues	—	8	—	—	—	8

Intersegment revenues
Interest income	12,716	—	—	—	(12,716)	—
Trust services and administration revenues	—	7,208	—	—	(7,208)	—
Total revenues	12,716	7,216	(3,568)	(7,884)	(19,924)	(11,444)

External expenses
Employee compensation and benefits	2,380	692	—	9,598	—	12,670
Interest expense	772	—	2,344	1,031	—	4,147
Professional services	693	435	1,240	5,705	—	8,073
Provision credit for credit losses	—	—	1,236	563	—	1,799
Other expenses	664	210	262	5,937	—	7,073

Intersegment expenses
Interest expense	—	—	28,658	—	(28,658)	—
Provision for loan losses	27,204	—	—	—	(27,204)	—
Other expenses	—	—	4,545	—	(4,545)	—
Total expenses	31,713	1,337	38,285	22,834	(60,407)	33,762

Operating income (loss)	$(18,997)	$5,879	$(41,853)	$(30,718)	$40,483	$(45,206)

	Nine Months Ended December 31, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income, net	$—	$—	$7,935	$—	$—	$7,935
Loss on financial instruments, net	—	—	(62,373)	(1,887)	—	(64,260)
Interest and dividend income	—	—	10	338	—	348
Trust services and administration revenues	—	173	—	—	—	173
Other income	—	—	65	—	—	65

Intersegment revenues
Interest income	36,303	—	—	—	(36,303)	—
Trust services and administration revenues	—	18,788	—	—	(18,788)	—
Total revenues	36,303	18,961	(54,363)	(1,549)	(55,091)	(55,739)

External expenses
Employee compensation and benefits	4,912	1,693	—	51,956	—	58,561
Interest expense	5,922	—	4,091	3,556	—	13,569
Professional services	1,387	762	2,718	17,133	—	22,000
Loss on impairment of goodwill	1,725,880	554,607	—	5,725	—	2,286,212
Other expenses	1,649	739	603	14,613	—	17,604

Intersegment expenses
Interest expense	—	—	92,591	—	(92,591)	—
Provision for credit losses	78,074	—	—	—	(78,074)	—
Other expenses	—	—	11,685	—	(11,685)	—
Total expenses	1,817,824	557,801	111,688	92,983	(182,350)	2,397,946

Operating loss	$(1,781,521)	$(538,840)	$(166,051)	$(94,532)	$127,259	$(2,453,685)

	Nine Months Ended December 31, 2022
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment loss, net	$—	$—	$(30,738)	$—	$—	$(30,738)
Loss on financial instruments, net	—	—	(42,245)	(13,856)	—	(56,101)
Interest and dividend income	—	—	38	257	—	295
Trust services and administration revenues	—	23	—	—	—	23
Other income	—	—	—	86	—	86

Intersegment revenues
Interest income	37,920	—	—	—	(37,920)	—
Trust services and administration revenues	—	22,257	—	—	(22,257)	—
Total revenues	37,920	22,280	(72,945)	(13,513)	(60,177)	(86,435)

External expenses
Employee compensation and benefits	6,196	1,647	—	26,909	—	34,752
Interest expense	2,179	—	6,638	2,539	—	11,356
Professional services	2,201	1,761	3,615	22,003	—	29,580
Provision for credit losses	—	—	13,843	6,737	—	20,580
Other expenses	1,759	552	1,631	17,512	—	21,454

Intersegment expenses
Interest expense	—	—	81,165	—	(81,165)	—
Provision for loan losses	53,236	—	—	—	(53,236)	—
Other expenses	—	—	14,137	—	(14,137)	—
Total expenses	65,571	3,960	121,029	75,700	(148,538)	117,722

Operating income (loss)	$(27,651)	$18,320	$(193,974)	$(89,213)	$88,361	$(204,157)

	As of December 31, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
Loans to Customer ExAlt Trusts, net	$290,779	$—	$—	$—	$(290,779)	$—
Investments, at fair value	—	—	378,382	38	—	378,420
Other assets	10,445	47,679	29,647	13,393	(63,835)	37,329
Goodwill and intangible assets, net	—	39,612	—	45,202	—	84,814
Total Assets	$301,224	$87,291	$408,029	$58,633	$(354,614)	$500,563

	As of March 31, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
Loans to Customer ExAlt Trusts, net	$376,253	$—	$—	$—	$(376,253)	$—
Investments, at fair value	—	—	491,859	5,362	—	497,221
Other assets	9,447	47,466	10,447	21,849	(46,761)	42,448
Goodwill and intangible assets, net	1,725,880	594,219	—	50,927	—	2,371,026
Total Assets	$2,111,580	$641,685	$502,306	$78,138	$(423,014)	$2,910,695

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
The portfolio of alternative assets covers the following industry sectors and geographic regions for the periods shown below (dollar amounts in thousands):

	December 31, 2023		March 31, 2023
Industry Sector	Value	Percent of Total	Value	Percent of Total
Software and services	$44,510	14.7%	$54,944	14.2%
Food and staples retailing	41,721	13.8	38,210	9.9
Diversified financials	30,036	9.9	52,544	13.6
Utilities	26,993	8.9	28,043	7.3
Capital goods	22,686	7.5	27,707	7.2
Energy	21,908	7.2	26,721	6.9
Semiconductors and semiconductor equipment	20,142	6.7	17,935	4.6
Health care equipment and services	17,099	5.6	23,626	6.1
Other(1)	77,715	25.7	116,121	30.2
Total	$302,810	100.0%	$385,851	100.0%

(1)	Industries in this category each comprise less than 5 percent.

	December 31, 2023		March 31, 2023
Geography	Value	Percent of Total	Value	Percent of Total
North America	$166,726	55.1%	$239,951	62.2%
Asia	56,176	18.5	62,016	16.1
South America	43,809	14.5	41,423	10.7
Europe	34,980	11.5	38,874	10.1
Africa	1,119	0.4	3,587	0.9
Total	$302,810	100.0%	$385,851	100.0%
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
Lease Commitments
The Company operates on a month-to-month rental basis for its office premises and subleases aircraft under the Aircraft Sublease with Bradley Capital as discussed in Note 13. Rental expense for our premises and for the Aircraft Sublease for the three months ended December 31, 2023 and 2022, totaled $1.6 million and $1.6 million, respectively. Rental expense for our premises and for the Aircraft Sublease for the nine months ended December 31, 2023 and 2022, totaled $4.9 million and $5.0 million, respectively.
Unfunded Capital Commitments
The Customer ExAlt Trusts had $49.4 million and $61.1 million of potential gross capital commitments as of December 31, 2023 and March 31, 2023, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The Customer ExAlt Trusts holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained, in some instances, by certain of the Customer ExAlt Trusts created at the origination of each trust for up to $0.1 million. To the extent that the associated Customer ExAlt Trust cannot pay the capital funding commitment, Ben is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Ben to the Customer ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves held by the associated Customer ExAlt Trusts are added to the ExAlt Loan balance between Ben and the Customer ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. The majority, or 90%, of our portfolio with an unfunded commitment has a vintage of 2012 and prior. As the vintages continue to age, a cash requirement becomes less likely. We consider the creditworthiness of the investment on a case-by-case basis. At December 31, 2023 and March 31, 2023, there were no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.
Legal Proceedings
Paul Capital Advisors Lawsuit
On February 18, 2022, Paul Capital Advisors (“PCA”) filed a lawsuit against MHT, Ben, and two trust advisors (the “Trust Advisors”), Murray Holland (part-owner of MHT and President and CEO of GWG Holdings) and James Turvey (an employee of Ben). While Ben was named as a defendant, PCA did not assert claims against or seek relief from Ben but instead only sought the removal and replacement of the Trust Advisors. The lawsuit concerns a set of transactions that utilized a trust structure with MHT as the sole beneficiary.
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
Defendants intend to vigorously defend against each and every cause of action asserted against them in the second amended complaint. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this matter. Given the uncertainty of litigation and the preliminary stage of this claim, we are currently unable to estimate the probability of the outcome of these actions or the range of reasonably possible losses, if any, or the impact on our results of operations, financial condition or cash flows; however, the maximum exposure of the litigation with PCA could be up to $350 million plus costs and expenses.
Equity Awards Arbitration
Additionally, on December 16, 2022, a former member of the Board of Directors of Beneficient Management, LLC initiated a private arbitration in the International Court of Arbitration of the International Chamber of Commerce, challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The claimant seeks total damages of $36.3 million plus attorney’s fees and punitive damages. A hearing took place on August 23, 2023, and the arbitrator has notified the parties that the record was officially closed. On December 14, 2023, the parties received notice that a draft award had been submitted by the arbitrator, and the International Court of Arbitration of the International Chamber of Commerce will review the draft award at one of its next sessions. A decision in the arbitration is expected in the near future. The Company denies the claims asserted in the arbitration. Given the uncertainties attendant to litigation, the Company cannot accurately predict the ultimate outcome of this matter or the range of reasonably possible losses.
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
Scura Action
On March 30, 2023, David Scura and Clifford Day, on behalf of themselves and all others similarly situated, filed a class action lawsuit in the United States District Court for Northern District of Texas against Ben, certain members of its board of directors (Brad K. Heppner, Peter T. Cangany, Richard W. Fisher, Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer), certain past members of the board of directors of GWG Holdings (Jon R. Sabes and Steven F. Sabes), FOXO Technologies Inc. (“FOXO”), and Emerson Equity LLC (“Emerson”) (the “Scura Action”). The suit alleges that the defendants defrauded GWG Holdings’ investors, and it asserts claims on behalf of a putative class consisting of all persons and entities who purchased or otherwise acquired GWG Holdings’ L Bonds or preferred stock of GWG Holdings between December 23, 2017, and April 20, 2022. The suit alleges that (i) BCG, the individual defendants, and FOXO violated Sections 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, (ii) that the individual defendants violated Section 20(a) of the Exchange Act, and (iii) that Emerson violated Section 15(c)(1)(A) of the Exchange Act. The complaint does not allege the total amount of damages sought by the plaintiffs.
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
On August 16, 2023, Thomas Horton and Frank Moore, in their capacities as the Lead Plaintiffs in the Bayati Action, filed a notice regarding the confirmation of the Debtors’ Chapter 11 plan in the GWG bankruptcy, a motion seeking to lift the bankruptcy stay and a motion to consolidate the Bayati and Horton Actions. On September 12, 2023, the court entered an order consolidating the Bayati and Horton Actions. The court ordered that the consolidated action shall bear the caption “In re GWG Holdings, Inc. Securities Litigation”. The court lifted the bankruptcy stay and ordered the Lead Plaintiffs to file a new consolidated complaint within 20 days.
On October 2, 2023, the Lead Plaintiffs filed a Consolidated Class Action Complaint against the Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer, Murray T. Holland, Timothy L. Evans, David H. de Weese, Roy W. Bailey, David F. Chavenson, and Whitley Penn LLP, alleging Securities Act violations arising out of the Offering. The complaint alleges that the individual defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act, and further alleges that the Company violated Section 15 of the Securities Act. The Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer (the “Ben Individual Defendants”) filed a motion to dismiss the complaint on November 7, 2023. On January 4, 2024, defendants Murray Holland, Timothy Evans, Roy Bailey, and Whitley Penn LLP each filed a motion to dismiss the case. Also on January 4, 2023, defendants David Chavenson and David H. de Weese filed a joint motion to dismiss. The Lead Plaintiffs’ deadline to respond to the various motions to dismiss is February 20, 2024, and replies are due March 21, 2024. The Company and the Ben Individual Defendants intend to vigorously defend themselves in the litigation.
On October 27, 2023, David Scura filed a petition in Dallas County District Court against Brad K. Heppner, Jon R. Sabes, Steven F. Sabes, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer, the Company and FOXO, alleging violation of the Texas Securities Act, common law fraud, unjust enrichment, and civil conspiracy to defraud and seeking compensatory damages, costs and expenses. The same day, Clifford Day and Carla Monahan filed a petition in Dallas County District Court against the same defendants, alleging the same claims. The parties have agreed to move the defendants’ deadline to respond to the petition to February 19, 2024. The Company and the Ben Individual Defendants intend to vigorously defend themselves in the litigation.
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
18.    Supplemental Cash Flow Information
Cash paid for taxes for the nine months ended December 31, 2023 and 2022 was de minimis. Cash paid for interest for the nine months ended December 31, 2023 and 2022, was $0.4 million and $6.5 million, respectively.
Supplemental disclosure of noncash investing and financing activities include:
Nine Months Ended December 31, 2023:
–$793.4 million conversion of BCG Class A common units for Class A common stock.
–$791.9 million conversion of BCG Preferred B.2 for Class A common stock.
–$205.8 million conversion of BCH Preferred C for Class A common stock.
–$193.9 million exchange of BCH Preferred A.1 for Class A common stock and Class B common stock in BCG Recapitalization.
–$56.7 million transfer of alternative assets for settlement of the Customer ExAlt Trust loan payable.
–$36.7 million issuance of Series B-1 preferred stock in connection with recent financings.
–$12.5 million accrual for BCH Preferred A.0 guaranteed payment.
–$6.9 million deemed dividend from BCH Preferred A.1 to BCG Preferred B.2 for accrual of preferred return.
–$5.3 million issuance of Class A common for recent financings.
–$4.0 million settlement of liability for issuance of Class A common stock.
–$3.9 million conversion of BCH Class S Ordinary to Class A common stock.
–$1.1 million of noncash issuance of noncontrolling interest.
–$0.8 million of distributions payable to the Charitable Beneficiaries.
Nine Months Ended December 31, 2022:
–$27.9 million deemed dividend from BCH Preferred A.1 to BCG Preferred B.2 for accrual of preferred return.
–$20.1 million issuance of BCG Preferred B.2 to satisfy the contingent consideration payable.
–$11.8 million accrual for BCH Preferred A.0 guaranteed payment.
–$2.4 million issuance of noncontrolling interest from reserved cash received in a prior period.
–$1.4 million promissory note receivable received as consideration in sale of fixed assets.

–$1.3 million of distributions payable to the Charitable Beneficiaries.
–$1.1 million exchange of BCH Preferred A.0 for BCH Preferred A.1.
–$0.3 million of noncash issuance of noncontrolling interest.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of financial condition and that are shown in the consolidated statements of cash flows:

	December 31, 2023	March 31, 2023
Cash and cash equivalents	$11,248	$8,726
Restricted cash	20	819
Total cash, cash equivalents and restricted cash	$11,268	$9,545
19.    Subsequent Events
The Company has evaluated subsequent events through the date the financial statements were available to be issued, and determined that there have been no events, other than those disclosed below, that have occurred that would require adjustments to our disclosures in the consolidated financial statements.
Recent Equity Financings and Vendor Issuance
On February 6, 2024, Ben Liquidity entered into agreements to finance liquidity transactions with respect to a limited partner interest with a NAV of $2.0 million. Pursuant to such transaction, the Customer ExAlt Trusts acquired a limited partner interest, and in exchange for such interest, the customer received 200,000 shares of the Company’s Series B-2 Resettable Convertible Preferred Stock, par value $0.001 per share (the “Series B-2 preferred stock”), with such Series B-2 preferred stock being convertible into shares of the Company’s Class A common stock.
The issuance of the Series B-2 preferred stock pursuant to the transaction was not registered under the Securities Act and was issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
The Series B-2 preferred stock is convertible into Class A common stock initially at a conversion price of $0.40 per share (the “B-2 Conversion Price”). The B-2 Conversion Price is subject to reset from time to time and a floor price of $0.20 per share. A maximum of 10,000,000 shares of Class A common stock may be issued upon conversion of the Series B-2 preferred stock.
On February 6, 2024, the Company issued 20,000 shares of Series B-3 Resettable Convertible Preferred Stock, par value $0.001 per share (the “Series B-3 preferred stock”) to a consultant of the Company, with such Series B-3 preferred stock being convertible into shares of the Company’s Class A common stock, to a consultant of the Company.
The issuance of the Series B-3 preferred stock was not registered under the Securities Act and was issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. The Series B-3 preferred stock is convertible into Class A common stock initially at a conversion price of $0.35 per share (the “B-3 Conversion Price”). The B-3 Conversion Price is subject to reset from time to time and a floor price of $0.175 per share. A maximum of 1,142,857 shares of Class A common stock may be issued upon conversion of the Series B-3 preferred stock.
Potential Future Goodwill Impairment
Through the date of this report, the Company continues to experience a further significant sustained decline in the price of its common stock from the values at December 31, 2023 of $0.49. A significant sustained decrease in the Company’s common stock, has in the past been, and in the future may be, a potential indicator that a portion of our goodwill is impaired and may require a quantitative impairment assessment of the Company’s assets, including goodwill and intangible assets, which may result in an additional impairment charge during the fourth fiscal quarter of 2024. While management cannot predict if or when additional future goodwill impairments may occur, additional goodwill impairments could have material adverse effects on the Company’s financial condition, operating income, net assets, and/or the Company’s cost of, or access to, capital.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with “Cautionary Note Regarding Forward-Looking Statements,” and the accompanying consolidated financial statements and notes thereto of Beneficient set forth in Part I, Item I of this Quarterly Report on Form 10-Q and our March 31, 2023 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 13, 2023 (“Annual Report”). This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Except as otherwise required by the context, references to the “Company,” “Ben,” “we,” “us,” “our,” and “our operating subsidiaries,” are to Beneficient, a Nevada corporation and its consolidated subsidiaries (but excluding the Customer ExAlt Trusts (as defined below). References to “BCG,” “Ben,” “we,” “us,” “our,” and similar terms, prior to the effective time of the Conversion, refer to the registrant when it was a Delaware limited partnership and such references following the effective time of the Conversion, refer to the registrant in its current corporate form as a Nevada corporation called “Beneficient.” All references to “Beneficient” refer solely to Beneficient, a Nevada corporation, “BCG” refer solely to The Beneficient Company Group, L.P., and all references to “BCH” refer solely to Beneficient Company Holdings, L.P., a subsidiary of BCG.
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
Overview
We are a technology-enabled financial services company that provides simple, rapid, and cost-effective liquidity solutions and trust products and services to participants in the alternative assets industry through our end-to-end online regulated platform, Ben AltAccess. Our products and services are designed to meet the unmet needs of mid-to-high net worth (“MHNW”) individual investors, small-to-midsize institutional (“STMI”) investors, family offices (“FAMOs”) and fund general partners and sponsors (“GPs” and together with MHNW individuals, STMI investors and FAMOs, “Customers”). We provide Customers seeking an early exit from their alternative asset investments a suite of liquidity solutions for their otherwise illiquid alternative asset investments through a proprietary financing and trust structure, which we implement for our customers and refer to such trusts collectively as the “Customer ExAlt Trusts.” We have also begun to offer shares of our Class A common stock or convertible preferred stock in financings as consideration for the Customer ExAlt Trusts to meet capital calls or make other capital contributions in alternative asset funds.
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
Our Ben Liquidity and Ben Custody business segments, which relate to our current operating subsidiaries that are owned by the holders of equity in the Company (including BCH), recognize revenue through (i) interest income on ExAlt Loans made to the Customer ExAlt Trusts in connection with our liquidity transactions for Customers, (ii) fee income billed at closing, but recognized as revenue ratably over the expected life of the alternative asset, for each liquidity transaction with Customers for services including access to and use of the AltAccess platform, transfer of the alternative assets, and delivery of the consideration to the client, and (iii) recurring fee income recognized each period for providing services including trustee, custody, and trust administration of the Customer ExAlt Trusts while they hold investments. Ben Liquidity and Ben Custody revenue recognized for the three and nine months ended December 31, 2023 and 2022 is as follows:
a.Ben Liquidity recognized $11.3 million and $12.7 million in interest income during the three months ended December 31, 2023 and 2022, respectively. For the nine months ended December 31, 2023 and 2022, Ben Liquidity recognized interest income of $36.3 million and $37.9 million, respectively.
b.Ben Custody recognized $5.7 million and $7.2 million in trust services and administration revenues during the three months ended December 31, 2023 and 2022, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods. For the nine months ended December 31, 2023 and 2022, Ben Custody recognized trust services and administration revenues of $18.8 million and $22.3 million, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods.
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

(in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Operating income (loss)*
Ben Liquidity	$(606,405)	$(18,997)	$(1,781,521)	$(27,651)
Ben Custody	(267,995)	5,879	(538,840)	18,320
Corporate & Other	(20,217)	(30,718)	(94,532)	(89,213)
Less: Loss on extinguishment of debt, net (intersegment elimination)	3,940	—	3,940	—
Less: Income tax expense (benefit)	75	(2,356)	75	(1,072)
Less: Net loss attributable to noncontrolling interests – Ben	360,695	5,887	401,985	13,231
Less: Net (income) loss attributable to noncontrolling interests – CT	—	2,688	—	(1)
Less: Noncontrolling interest guaranteed payment	(4,229)	(3,984)	(12,501)	(11,778)
Net loss attributable to common shareholders	$(542,166)	$(36,889)	$(2,029,424)	$(96,020)
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
Recent Developments
Business Combination
On June 7, 2023, in accordance with the Business Combination Agreement dated September 21, 2022, and amended April 18, 2023, with Avalon Acquisition, Inc. (“Avalon”), (the “Business Combination Agreement,” and the transactions contemplated thereby, collectively, the “Business Combination”), the Company completed its previously announced de-SPAC merger transaction (the “Transaction”) with Avalon. In connection with the closing of the Transaction, among other things, the Company converted from a Delaware limited partnership to a Nevada corporation and changed its corporate name from “The Beneficient Company Group, L.P.” to “Beneficient” (the “Conversion”). Pursuant to the Conversion, each Class A Common Unit of BCG (“BCG Class A Common Unit”) converted into 1.25 shares of Class A common stock, par value $0.001 per share (“Class A common stock”), each Class B Common Unit of BCG (“BCG Class B Common Unit”) converted into 1.25 shares of Class B common stock, par value $0.001 per share (“Class B common stock” and together with the Class A common stock, the “Common Stock”), and the capital account balance of the Preferred Series B Subclass 2 Unit Accounts of BCG (the “BCG Preferred B.2 Unit Accounts”) converted into shares of Class A common stock at a rate based on a 20% discount to the $10.00 valuation of the Class A common stock. As a result, in the Conversion, we issued 86,116,884 shares of Class A common stock with respect to the BCG Class A Common Units, 19,140,451 shares of Class B common stock with respect to the BCG Class B Common Units and 94,050,534 shares of Class A common stock with respect to the BCG Preferred B.2 Unit Accounts.
In connection with the closing of the Transaction, the Company issued (i) an aggregate of approximately 7,971,864 shares of Class A common stock to the former holders of Class A common stock of Avalon, par value $0.0001 per share (“Avalon Class A common stock”), and Class B common stock of Avalon, par value $0.0001 per share (“Avalon Class B common stock”), outstanding immediately prior to June 7, 2023, and (ii) an aggregate of approximately 2,796,864 shares of Beneficient Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A preferred stock”) to non-redeeming Avalon Class A stockholders, and the outstanding Avalon warrants converted into an aggregate of 23,625,000 redeemable Warrants, with each Warrant representing the right to purchase one share of Class A common stock and one share of Series A preferred stock at an exercise price of $11.50 (the “Warrants”). In accordance with their terms, all shares of Series A preferred stock issued at closing of the Transaction were automatically converted into shares of Class A common stock. At closing, $27.9 million of cash remained in the trust account of Avalon. There were $26.1 million in transaction expenses deducted from the trust account, $20.0 million of which represented the Reserve Amount (as defined below) under the Forward Purchase Agreement (as defined herein), that were either paid by Avalon prior to closing or offset against proceeds received by the Company at closing, leaving $1.8 million in net proceeds. Upon the closing of the Transaction, the outstanding Series A preferred stock converted into an aggregate of approximately 687,588 shares of Class A common stock.
Forward Purchase Agreement
On June 5, 2023, we entered into a Prepaid Forward Purchase Agreement, by and between the Company and RiverNorth SPAC Arbitrage Fund, L.P. (the “Purchaser”), pursuant to which the Purchaser purchased certain shares of Avalon Class A common stock that would have been redeemed in connection with a special meeting of Avalon’s stockholders (the “Special Meeting”) to approve the transactions contemplated by the Business Combination Agreement (as amended through June 25, 2023, the “Forward Purchase Agreement”). Pursuant to the Forward Purchase Agreement, Purchaser purchased shares of Avalon Class A common stock (the “AVAC FPA Shares”) at a purchase price per share of $10.588 (for aggregate consideration of $25.0 million). The AVAC FPA Shares were not redeemed in connection with the Special Meeting and converted into shares of Class A common stock and Series A preferred stock of Beneficient at the close of the Business Combination, which shares of Beneficient’s Series A preferred stock were subsequently converted into shares of Class A common stock and Purchaser held an aggregate of 2,956,480 shares of Class A common stock of Beneficient following the conversion in respect of the AVAC FPA Shares (such shares of Class A common stock, the “FPA Shares”).
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
The Forward Purchase Agreement provides for two categories of FPA Shares: (i) 1,064,333 FPA Shares are categorized as “Purchased Shares” (the “Purchased Shares”) and (ii) the remaining 1,892,147 FPA Shares are categorized as “Prepaid Forward Shares” (the “Prepaid Forward Shares”). If by the 10th anniversary of the close of the Business Combination, Purchaser has received less than $5.0 million, in gross proceeds from, and Purchaser has used good faith efforts to sell, the Purchased Shares, Beneficient has agreed to cause BCH to issue Purchaser an amount of BCH Preferred Series A Subclass 0 Unit Accounts (“BCH Preferred A.0”) (or such other senior most preferred security of Beneficient) as consideration for any shortfall amounts less than $5.0 million from the sale of the Purchased Shares. Purchaser agreed for the first six months following the Business Combination not to sell any Purchased Shares below $5.00 per share or to sell more than 10% of the daily trading volume of the Class A common stock if the volume weighted average price of the Class A common stock is between $5.00 and $8.00 for any such trading day.
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
Prior to June 30, 2023, the Purchaser received $5.0 million in gross proceeds from the sale of a portion of the Purchased Shares. No sales of any of the Prepaid Forward Shares had occurred as of December 31, 2023. To the Company’s knowledge, all shares purchased by Purchaser in connection with the Forward Purchase Agreement were from unaffiliated third-parties.
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
Recent Debt Financings
On October 19, 2023, Beneficient Financing, L.L.C. (the “Borrower”), a wholly owned subsidiary the Company, and BCH, as guarantor (the “Guarantor” and together with the Borrower, the “Loan Parties”), entered into a Credit and Guaranty

Agreement (the “HH-BDH Credit Agreement”) with HH-BDH LLC (the “HH-BDH”), as administrative agent. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the HH-BDH Credit Agreement.
HH-BDH’s sole member is Hicks Holdings. The managing member of Hicks Holdings is Mr. Thomas O. Hicks, a member of the Company’s Board of Directors (the “Board”). HH-BDH will receive customary fees and expenses in its capacity as a lender and as the administrative agent under the HH-BDH Credit Agreement, as further described below. Hicks Holdings and Mr. Hicks may be deemed to have a direct or indirect material financial interest with respect to the transactions contemplated by the HH-BDH Credit Agreement, as described below. HH-BDH funded the amounts under the HH-BDH Credit Agreement with the proceeds of a third-party financing (the “Financing”).
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
Each share of Series B-1 preferred stock was convertible at the election of the holder into shares of Class A common stock based on an initial conversion price of $5.46 per share (the “Conversion Price”), subject to reset from time to time and a $2.73 per share floor price. On October 3, 2023, 3,768,995 shares of Series B-1 preferred stock converted into 13,805,841 shares of Class A common stock.
Recent Equity Issuances
On February 6, 2024, Ben Liquidity entered into agreements to finance liquidity transactions with respect to a limited partner interest with a NAV of $2.0 million. Pursuant to such transaction, the Customer ExAlt Trusts acquired a limited partner interest, and in exchange for such interest, the customer received 200,000 shares of the Company’s Series B-2 Resettable Convertible Preferred Stock, par value $0.001 per share (the “Series B-2 preferred stock”), with such Series B-2 preferred stock being convertible into shares of the Company’s Class A common stock. The Series B-2 preferred stock is convertible into Class A common stock initially at a conversion price of $0.40 per share (the “B-2 Conversion Price”). The B-2 Conversion Price is subject to reset from time to time and a floor price of $0.20 per share. A maximum of 10,000,000 shares of Class A common stock may be issued upon conversion of the Series B-2 preferred stock.
On February 6, 2024, the Company issued 20,000 shares of Series B-3 Resettable Convertible Preferred Stock, par value $0.001 per share (the “Series B-3 preferred stock”), with such Series B-3 preferred stock being convertible into shares of the Company’s Class A common stock, to a consultant of the Company. The Series B-3 preferred stock is convertible into Class A common stock initially at a conversion price of $0.35 per share (the “B-3 Conversion Price”). The B-3 Conversion Price is

subject to reset from time to time and a floor price of $0.175 per share. A maximum of 1,142,857 shares of Class A common stock may be issued upon conversion of the Series B-3 preferred stock.
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
Operating Cost Reduction Plan
On July 11, 2023, the Board approved certain measures to reduce the operating expenses of the Company with a view toward focusing resources on areas of current business needs. As part of this plan, we commenced the furlough of approximately 30 employees, representing approximately 20% of our workforce as of July 11, 2023. We also implemented a reduction in spending with third-party vendors in certain parts of our business as part of the plan to reduce operating expenses. Such reduction in vendor spend could decrease professional services and other expenses by up to approximately $35 million on an annualized basis from prior levels. For more information, see Item 9B to the Annual Report.
Effective November 3, 2023, the Board approved additional measures to reduce the operating expenses of the Company, including the termination of the previously furloughed employees and the layoff of an additional 15 employees, representing approximately an additional 10% of our workforce as of November 3, 2023. We intend to continue to reduce spending with third-party vendors in certain parts of our business as part of our plan to further reduce operating expenses.
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
–Volatility in the price of our Class A common stock. The price of our Class A common stock may impact our ability to enter into liquidity transactions with our Customers. If our stock price declines, our potential Customers may be less likely to engage with us and accept our Class A common stock in exchange for their alternative assets. Furthermore, a significant sustained decrease in our stock price has in the past been an indicator, and in the future may indicate, that impairment is present and may require a quantitative impairment assessment of our assets including goodwill and intangible assets. Any such future impairment charges for goodwill may reduce our overall assets and may result in a change in the perceived value of the Company and ultimately may be reflected as a reduction in the market price of our securities. Additionally, we have begun to enter into financings in which the Customer ExAlt Trusts use our Class A common stock or convertible preferred stock as consideration to meet capital calls or make other capital contributions in alternative asset funds, which in turn hold such securities as an investment. Volatility, either positively or negatively, in the price of our Class A common stock may have a compounding effect on our consolidated investment income and cause further decreases in our stock price in the event our securities comprise a significant portion of such alternative asset funds’ aggregate assets.
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
–Utilization of Derivative Instruments to Manage Risk. Ben manages its exposure to market risks by utilizing various forms of derivative instruments to limit exposure to changes in the relative values of investments that may result from market developments. In April 2022, Ben made aggregate payments of $7.5 million to purchase additional put options that were sold in September 2023 for $1.0 million, resulting in a recognized loss of $0.7 million. The put options had a fair value of nil and $4.0 million as of December 31, 2023 and March 31, 2023, respectively. During the nine months ended December 31, 2023 and 2022, Ben recognized net losses totaling $3.0 million and net losses of $1.1 million, respectively, on the put options held as of that date, of which approximately $2.0 million and $0.8 million, respectively, is attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction. There were no put options held as of December 31, 2023 or as the date of this report.
–Bankruptcy of GWG Holdings. On August 1, 2023 (the “Effective Date”), the plan of reorganization of GWG Holdings was declared effective. On the Effective Date, all securities previously issued by GWG Holdings were cancelled and converted to interests in the GWG Wind Down Trust. As of December 31, 2023, Ben held 0.8 million interests of Series A1 and 2.5 million interests of Series E of the GWG Wind Down Trust, and the Customer ExAlt

Trusts held 82.0 million, 14.5 million, and 9.8 million interests of Series A1, Series A2, and Series E, respectively, of the GWG Wind Down Trust. These interests are accounted for at fair value, with unrealized gains (losses) recognized in earnings in the gain (loss) on financial instruments, net line item of the consolidated comprehensive statements of comprehensive income (loss). Fair value is calculated using quoted prices for similar instruments observed in the fixed income market and is classified as a Level 2 investment in the fair value hierarchy. Since the GWG Wind Down Trust’s primary asset is its investment in Ben, the Company’s Class A common stock quoted price is the underlying. Prior to the Effective Date, Ben held 2.5 million shares of GWG Holdings common stock and the Customer ExAlt Trusts held 9.8 million shares of GWG Holdings common stock and L Bonds due 2023 of GWG Life, LLC, a Delaware limited liability company and wholly-owned subsidiary of GWG Holdings (“GWG Life”) with an aggregate principal amount of $94.8 million (“L Bonds”). The investment in GWG Holdings’ common stock was accounted for at fair value with changes in fair value recognized in earnings. The investment in L Bonds was accounted for as an available-for-sale debt security, with unrealized gains (losses) recognized in accumulated other comprehensive income. Through December 31, 2023, Ben has recorded losses associated with its investment in the GWG Wind Down Trust (or GWG Holdings, as applicable) of $25.9 million and the Customer ExAlt Trusts have recorded losses associated with its investment in the GWG Wind Down Trust (or GWG Holdings, as applicable) totaling $192.8 million. As of December 31, 2023, the fair value of Ben’s interest in the GWG Wind Down Trust was nominal and the fair value of the Customer ExAlt Trusts’ interest in the GWG Wind Down Trust was $3.8 million. Prior to the Effective Date, the Customer ExAlt Trusts recognized credit related losses on the L Bonds totaling $31.3 million. Additionally, on the Effective Date, the shared services agreement by and between Ben and GWG Holdings (the “Shared Services Agreement”) was terminated. Through December 31, 2023, Ben recognized losses on its related party receivable with GWG Holdings under the Shared Services Agreement totaling $15.6 million.
–Vesting of performance based awards. Certain of our restricted equity units were granted with a performance-based condition. The performance condition was met upon public listing and expense for vested units was recognized during the three months ended June 30, 2023. The recognition of the remaining compensation cost will be recognized over the remaining vesting period. Total recognized compensation cost related to these awards was approximately $0.5 million and $8.9 million for the three and nine months ended December 31, 2023, respectively. Total unrecognized compensation cost related to these awards was approximately $2.5 million as of December 31, 2023.
–BCG Recapitalization. As part of the conversion to BCG Class A Common Units, additional value of approximately $15.0 million was provided to certain holders who are members of our Board. The additional value was accounted for as compensation, which resulted in stock-based compensation expense of $15.0 million during the nine months ended December 31, 2023.
–Goodwill Impairment. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. Subsequent to the public listing on June 8, 2023, and through December 31, 2023, the Company has experienced a significant sustained decline in the price of its Class A common stock and its related market capitalization. We believe that these factors indicate that the fair value of our reporting units has more likely than not fallen below their carrying values as of December 31, 2023. As such, management performed an interim impairment test of goodwill as of June 30, 2023, September 30, 2023 and December 31, 2023, and recognized a non-cash goodwill impairment charge of $1.1 billion, $306.7 million and $883.2 million during the three months ended June 30, 2023, September 30, 2023 and December 31, 2023, respectively, resulting in $2.3 billion of cumulative impairment at the Ben Liquidity and Ben Custody reporting units.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2023	2022	2023	2022
Ben Liquidity
Loan payments received	$4,459	$13,313	$21,411	$25,367
Operating loss	(606,405)	(18,997)	(1,781,521)	(27,651)
Adjusted operating income (loss)(1)	2,525	2,121	(11,769)	10,183
Ben Custody
Fee payments received	$2,096	$2,494	$6,447	$16,257
Operating income (loss)	(267,995)	5,879	(538,840)	18,320
Adjusted operating income(1)	4,835	5,879	15,767	18,320
Consolidated:
Revenue	$(10,235)	$(11,444)	$(55,739)	$(86,435)
Adjusted revenue(1)	8,456	9,036	8,478	(23,391)
Operating loss	(915,951)	(45,206)	(2,453,685)	(204,157)
Adjusted operating loss(1)	(11,684)	(19,927)	(57,374)	(100,998)

(dollars in thousands)	December 31, 2023		March 31, 2023
Ben Liquidity
Loans to Customer ExAlt Trusts, net	$290,779		$366,760
Allowance to total loans	47.99%		26.04%
Nonperforming loans to total loans	32.82%		37.03%
Ben Custody
Fees receivable	$46,149		$45,054
Deferred revenue	33,997		41,614
Customer ExAlt Trusts
Investments, at fair value	$378,382		$491,859
Distributions to Original Loan Balance	2.13	x	1.16	x
Total Value to Original Loan Balance	2.51	x	1.66	x
(1) Adjusted revenue and adjusted operating income (loss) are non-GAAP financial measures. For a definition and reconciliation to comparable U.S. GAAP metrics, please see the section titled “—Supplemental Unaudited Presentation of Non-GAAP Financial Information.”
Adjusted revenue. We define adjusted revenue as revenue adjusted to exclude the effect of mark-to-market adjustments on related party equity securities that were acquired both prior to and in the Collateral Swap (the “Collateral Swap”), which on August 1, 2023, became interests in the GWG Wind Down Trust, and excludes the effect of interest income on related party available-for-sale debt securities, and income from the forfeiture of vested share-based compensation awards.
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
Allowance to Total Loans. Allowance to total loans is calculated as total allowance for credit loss divided by total loans. The increase in the allowance for credit losses was primarily driven by the adoption of CECL (as defined herein), effective April 1, 2023, combined with initial allowances on new originations.
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
Principal Revenue and Expense Items
During the three and nine months ended December 31, 2023 and 2022, we earned revenues on a consolidated basis from the following primary sources:
•Investment Income (Loss), net. Investment income (loss), net, includes the change in NAV of the alternative assets held by certain of the Customer ExAlt Trusts.
For the aforementioned periods, our main components of consolidated expense are summarized below:
•Interest Expense. Interest expense includes interest to our senior lender under our amended and restated First Lien Credit Agreement and Second Lien Credit Agreement (as described under “Liquidity and Capital Resources — Amended Credit Agreements”), interest on the ExAlt Trust Loan Payable, interest on the HH-BDH Credit Agreement, and interest on our other debt due to related parties. When we issue debt, we amortize the financing costs (extension and other fees) associated with such indebtedness over the outstanding term of the financing and classify it as interest expense.
•Employee Compensation and Benefits. Employee compensation and benefits includes salaries, bonuses and other incentives and costs of employee benefits. Also included are significant non-cash expenses related to equity based compensation.
•Professional Services. Professional services includes consulting fees, legal fees, audit fees, and other services.
Additional components of our consolidated net earnings include:
•Gain (Loss) on Financial Instruments, net. Gain (loss) on financial instruments, net includes the change in fair value of our derivative liability, warrant liability, investments in public equity securities, private equity securities, and options. Included in our investment in private equity securities and interests is our interest in the GWG Wind Down Trust. Fair value is determined using quoted market prices. Any realized gains and losses are recorded on a trade-date basis.

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

RESULTS OF OPERATIONS — THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022 (UNAUDITED)

(in thousands)	Three Months Ended December 31, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income, net	$—	$—	$7,448	$—	$—	$7,448
Gain (loss) on financial instruments, net	—	—	(18,695)	671	—	(18,024)
Interest and dividend income	—	—	—	118	—	118
Trust services and administration revenues	—	158	—	—	—	158
Other income	—	—	65	—	—	65

Intersegment revenues
Interest income	11,275	—	—	—	(11,275)	—
Trust services and administration revenues	—	5,739	—	—	(5,739)	—
Total revenues	11,275	5,897	(11,182)	789	(17,014)	(10,235)

External expenses
Employee compensation and benefits	938	588	—	5,814	—	7,340
Interest expense	3,045	—	423	1,203	—	4,671
Professional services	490	173	572	3,735	—	4,970
Loss on impairment of goodwill	604,668	272,830	—	5,725	—	883,223
Other expenses	463	301	219	4,529	—	5,512

Intersegment expenses
Interest expense	—	—	32,976	—	(32,976)	—
Provision for credit losses	8,076	—	—	—	(8,076)	—
Other expenses	—	—	3,991	—	(3,991)	—
Total expenses	617,680	273,892	38,181	21,006	(45,043)	905,716

Operating income (loss)	$(606,405)	$(267,995)	$(49,363)	$(20,217)	$28,029	(915,951)
Loss on debt extinguishment, net						8,846
Income tax expense						75
Net loss						$(924,872)

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022 (UNAUDITED) (cont’d)

(in thousands)	Three Months Ended December 31, 2022
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income, net	$—	$—	$11,478	$—	$—	$11,478
Loss on financial instruments, net	—	—	(15,069)	(7,974)	—	(23,043)
Interest and dividend income	—	—	23	90	—	113
Trust services and administration revenues	—	8	—	—	—	8

Intersegment revenues
Interest income	12,716	—	—	—	(12,716)	—
Trust services and administration revenues	—	7,208	—	—	(7,208)	—
Total revenues	12,716	7,216	(3,568)	(7,884)	(19,924)	(11,444)

External expenses
Employee compensation and benefits	2,380	692	—	9,598	—	12,670
Interest expense	772	—	2,344	1,031	—	4,147
Professional services	693	435	1,240	5,705	—	8,073
Provision for credit losses	—	—	1,236	563	—	1,799
Other expenses	664	210	262	5,937	—	7,073

Intersegment expenses
Interest expense	—	—	28,658	—	(28,658)	—
Provision for credit losses	27,204	—	—	—	(27,204)	—
Other expenses	—	—	4,545	—	(4,545)	—
Total expenses	31,713	1,337	38,285	22,834	(60,407)	33,762

Operating income (loss)	$(18,997)	$5,879	$(41,853)	$(30,718)	$40,483	$(45,206)
Income tax benefit						(2,356)
Net loss						$(42,850)

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022 (UNAUDITED)

(in thousands)	Nine Months Ended December 31, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income, net	$—	$—	$7,935	$—	$—	$7,935
Loss on financial instruments, net	—	—	(62,373)	(1,887)	—	(64,260)
Interest and dividend income	—	—	10	338	—	348
Trust services and administration revenues	—	173	—	—	—	173
Other income	—	—	65	—	—	65

Intersegment revenues
Interest income	36,303	—	—	—	(36,303)	—
Trust services and administration revenues	—	18,788	—	—	(18,788)	—
Total revenues	36,303	18,961	(54,363)	(1,549)	(55,091)	(55,739)

External expenses
Employee compensation and benefits	4,912	1,693	—	51,956	—	58,561
Interest expense	5,922	—	4,091	3,556	—	13,569
Professional services	1,387	762	2,718	17,133	—	22,000
Loss on impairment of goodwill	1,725,880	554,607	—	5,725	—	2,286,212
Other expenses	1,649	739	603	14,613	—	17,604

Intersegment expenses
Interest expense	—	—	92,591	—	(92,591)	—
Provision for credit losses	78,074	—	—	—	(78,074)	—
Other expenses	—	—	11,685	—	(11,685)	—
Total expenses	1,817,824	557,801	111,688	92,983	(182,350)	2,397,946

Operating loss	$(1,781,521)	$(538,840)	$(166,051)	$(94,532)	$127,259	$(2,453,685)
Loss on debt extinguishment, net						8,846
Income tax expense						75
Net loss						$(2,462,606)

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022 (UNAUDITED) (cont’d)

(in thousands)	Nine Months Ended December 31, 2022
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment loss, net	$—	$—	$(30,738)	$—	$—	$(30,738)
Loss on financial instruments, net	—	—	(42,245)	(13,856)	—	(56,101)
Interest and dividend income	—	—	38	257	—	295
Trust services and administration revenues	—	23	—	—	—	23
Other income	—	—	—	86	—	86

Intersegment revenues
Interest income	37,920	—	—	—	(37,920)	—
Trust services and administration revenues	—	22,257	—	—	(22,257)	—
Total revenues	37,920	22,280	(72,945)	(13,513)	(60,177)	(86,435)

External expenses
Employee compensation and benefits	6,196	1,647	—	26,909	—	34,752
Interest expense	2,179	—	6,638	2,539	—	11,356
Professional services	2,201	1,761	3,615	22,003	—	29,580
Provision for credit losses	—	—	13,843	6,737	—	20,580
Other expenses	1,759	552	1,631	17,512	—	21,454

Intersegment expenses
Interest expense	—	—	81,165	—	(81,165)	—
Provision for credit losses	53,236	—	—	—	(53,236)	—
Other expenses	—	—	14,137	—	(14,137)	—
Total expenses	65,571	3,960	121,029	75,700	(148,538)	117,722

Operating income (loss)	$(27,651)	$18,320	$(193,974)	$(89,213)	$88,361	$(204,157)
Income tax benefit						(1,072)
Net loss						$(203,085)

CONSOLIDATED
Results of Operations — Three Months Ended December 31, 2023 Compared to the Three Months Ended December 31, 2022, and the Nine Months Ended December 31, 2023 Compared to the Nine Months Ended December 31, 2022 (Unaudited)
Revenues (in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Investment income (loss), net	$7,448	$11,478	$7,935	$(30,738)
Loss on financial instruments, net	(18,024)	(23,043)	(64,260)	(56,101)
Interest and dividend income	118	113	348	295
Trust services and administration revenues	158	8	173	23
Other income	65	—	65	86
Total revenues	$(10,235)	$(11,444)	$(55,739)	$(86,435)
Three Months Ended December 31, 2023 and 2022
Investment income, net decreased $4.0 million for the three months ended December 31, 2023, compared to the same period of 2022, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts. Investment income was $7.4 million for the three months ended December 31, 2023, which was driven by $9.3 million of upward quoted market price adjustments, $2.0 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar, and $3.9 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor. Investment income was $11.5 million for the three months ended December 31, 2022, which was driven by $5.7 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar, $4.8 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor and $1.5 million of upward quoted market price adjustments.
Loss on financial instruments, net decreased $5.0 million for the three months ended December 31, 2023, compared to the same period of 2022, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the three months ended December 31, 2023 was primarily driven by an $18.7 million decrease in the value of our interests in the GWG Wind Down Trust. Additional drivers included a $0.8 million decrease in the fair value of a warrant liability partially offset by a $0.2 million decrease in the fair value of public equity securities. Loss on financial instruments, net for the three months ended December 31, 2022 included a $20.5 million net decrease in the fair value of public equity securities combined with a $3.8 million decrease to the fair value of put options held, partially offset by a $1.3 million decrease in the fair value of a derivative liability. The decline in market price for public equity securities was due to a variety of factors, including principally declines in the securities of GWG Holdings.
Nine Months Ended December 31, 2023 and 2022
Investment income (loss), net increased $38.7 million for the nine months ended December 31, 2023, compared to the same period of 2022, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts. Investment income was $7.9 million for the nine months ended December 31, 2023, which was driven by $4.6 million of upward quoted market price adjustments, $2.3 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, and $0.9 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar. Investment loss was $30.7 million for the nine months ended December 31, 2022, which was driven by $16.1 million of downward quoted market price adjustments, $11.4 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, and $3.7 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar.
Loss on financial instruments, net increased $8.2 million for the nine months ended December 31, 2023, compared to the same period of 2022, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the nine months ended December 31, 2023 was primarily driven by a $60.5 million decrease in the value of our interests in the GWG Wind Down Trust. Such decrease is net of a $13.7 million gain recognized upon reclassification of unrealized net gains related to the Company’s previously classified available-for-sale debt securities from accumulated other comprehensive income. Additional drivers include a $4.6 million decrease in the fair value of public equity securities combined with a $3.0 million decrease to the fair value of put options held, partially offset by a $1.6 million decrease in the fair value of a derivative liability and a $2.5 million decrease in the fair value of a warrant liability. Loss on financial instruments, net for the nine months ended December 31, 2022 includes a $63.1 million decrease in the fair value of public equity securities combined with $1.1 million decrease to the fair value of put options held, partially offset by a $5.1 million decrease in the fair value of a derivative liability, and a $3.0 million upward adjustment to private equity securities. The decline in market price for public equity securities was due to a variety of factors, including principally declines in the securities of GWG Holdings due to GWG Holdings’ pending reorganization under the Chapter 11 of the Bankruptcy Code.
Interest and Operating Expenses (in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Employee compensation and benefits	$7,340	$12,670	$58,561	$34,752
Interest expense (including amortization of deferred financing costs)	4,671	4,147	13,569	11,356
Professional services	4,970	8,073	22,000	29,580
Provision for credit losses	—	1,799	—	20,580
Loss on impairment of goodwill	883,223	—	2,286,212	—
Other expenses	5,512	7,073	17,604	21,454
Total expenses	$905,716	$33,762	$2,397,946	$117,722
Three Months Ended December 31, 2023 and 2022
Employee compensation and benefits decreased $5.3 million for the three months ended December 31, 2023, compared to the same period in 2022. The decrease was driven by a $5.4 million decrease in payroll and other benefit related costs due to a lower headcount in 2023 as compared to 2022 primarily due to the employees furloughed and terminated in 2023. With the implementation of our operating cost reduction plan in November 2023, employee compensation and benefits began reflecting the lower expense of approximately $1.0 million per month beginning in November 2023.
Interest expense increased $0.5 million for the three months ended December 31, 2023, compared to the same period in 2022, primarily due to a $1.4 million decrease in the amortization of deferred financing costs combined with $0.6 million in interest expense recognized on the HH-BDH Credit Agreement, which did not exist in the comparable period, offset by a $1.9 million decrease in interest expense on the ExAlt Trust Loan Payable, which was extinguished in October 2023.
Professional services expenses decreased $3.1 million for the three months ended December 31, 2023, compared to the same period in 2022, primarily due to a $1.3 million decrease in legal fees combined with a $1.1 million decrease in internal audit and other professional fees. With the implementation of our operating cost reduction plan, as updated during the three months ended December 31, 2023, professional services and other expenses combined could decrease up to approximately $35.0 million to $37.5 million on an annualized basis from their levels prior to the implementation of the cost reduction plan.
Provision for credit losses decreased $1.8 million for the three months ended December 31, 2023, compared to the same period in 2022. Provision for credit losses for the three months ended December 31, 2022 included $1.2 million of allowances taken on aged receivables and $0.6 million of additional allowances taken on receivables under the Shared Services Agreement with GWG Holdings existing on the date that GWG Holdings filed for bankruptcy.
During the three months ended December 31, 2023, we completed an interim impairment test for goodwill and as a result, recorded a non-cash impairment charge of $883.2 million. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.
Other expenses decreased $1.6 million for the three months ended December 31, 2023, compared to the same period in 2022, primarily driven by a decrease in other insurance and taxes and travel and entertainment. The table below provides additional detail regarding our other expenses. As mentioned above, with the implementation of our operating cost reduction plan, as updated during the three months ended December 31, 2023, other expenses are expected to continue to decrease.

Other Expenses (in thousands)

	Three Months Ended December 31,
	2023	2022
Travel and entertainment	$1,515	$2,339
Other insurance and taxes	1,113	2,082
Depreciation and amortization	1,112	923
Other expenses	988	908
Software license and maintenance	521	526
Occupancy and equipment	263	295
Total other expenses	$5,512	$7,073
Nine Months Ended December 31, 2023 and 2022
Employee compensation and benefits increased $23.8 million for the nine months ended December 31, 2023, compared to the same period in 2022. The increase was driven by a $29.4 million increase in equity-based compensation, slightly offset by a $5.6 million decrease in payroll and other benefit related costs. The increase in equity-based compensation was driven by $8.9 million recognized upon vesting of awards previously subject to a performance condition, which was satisfied by Ben’s public listing in June 2023 and $15.0 million recognized as a result of transactions completed as part of the recapitalization of BCG (the “BCG Recapitalization”) in connection with the Business Combination. With the implementation of our operating cost reduction plan in November 2023, employee compensation and benefits began reflecting the lower expenses of approximately nearly $1.0 million per month beginning in November 2023.
Interest expense increased $2.2 million for the nine months ended December 31, 2023, compared to the same period in 2022. The increase was primarily driven by a $2.7 million decrease in the amortization of deferred financing costs accounted for as a premium combined with a $2.0 million increase interest expense on all other borrowings including the new HH-BDH Credit Agreement borrowing in October 2023, offset by a $2.5 million decrease in interest expense on the Customer ExAlt Trust Loan Payable, which was extinguished in October 2023.
Professional services expenses decreased $7.6 million for the nine months ended December 31, 2023, compared to the same period in 2022, primarily due to a decrease in legal fees of $4.1 million combined with decreases in marketing, consulting fees and internal audit fees.
Provision for credit losses decreased $20.6 million for the nine months ended December 31, 2023, compared to the same period in 2022. Provision for credit losses for the nine months ended December 31, 2022 included a $12.6 million credit related loss on the investments in L Bonds held by the Customer ExAlt Trusts, and $6.7 million of additional allowances taken on receivables under the Shared Services Agreement with GWG Holdings existing on the date that GWG Holdings filed for bankruptcy.
During the nine months ended December 31, 2023, we completed an interim impairment test for goodwill and as a result, recorded a non-cash impairment charge of $2.3 billion. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.

Other expenses decreased $3.9 million for the nine months ended December 31, 2023, compared to the same period in 2022. The table below provides additional detail regarding our other expenses.
Other Expenses (in thousands)

	Nine Months Ended December 31,
	2023	2022
Travel and entertainment	$4,883	$6,078
Other insurance and taxes	3,985	5,768
Depreciation and amortization	3,033	2,572
Other expenses	2,854	4,387
Software license and maintenance	1,959	1,732
Occupancy and equipment	890	917
Total other expenses	$17,604	$21,454
BEN LIQUIDITY
Results of Operations — Three Months Ended December 31, 2023 Compared to the Three Months Ended December 31, 2022, and the Nine Months Ended December 31, 2023 Compared to the Nine Months Ended December 31, 2022 (Unaudited)

(in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenues:
Interest income	$11,275	$12,716	$36,303	$37,920
Total revenues	11,275	12,716	36,303	37,920

Expenses
Employee compensation and benefits	938	2,380	4,912	6,196
Interest expense (including amortization of deferred financing costs)	3,045	772	5,922	2,179
Professional services	490	693	1,387	2,201
Provision for credit losses	8,076	27,204	78,074	53,236
Loss on impairment of goodwill	604,668	—	1,725,880	—
Other expenses	463	664	1,649	1,759
Total expenses	617,680	31,713	1,817,824	65,571
Operating income (loss)	$(606,405)	$(18,997)	$(1,781,521)	$(27,651)
Three Months Ended December 31, 2023 and 2022
Interest income decreased $1.4 million during the three months ended December 31, 2023 compared to the same period in 2022. The decrease was primarily driven by an overall decreases in interest income due to lower carrying value of loan receivables, which is driven by higher allowance for credit losses.
Employee compensation and benefits decreased $1.4 million during the three months ended December 31, 2023 compared to the same period in 2022. The decrease was driven by payroll and other benefit related costs due to a lower headcount in 2023 as compared to 2022 primarily due to the employees furloughed and terminated in 2023. With the implementation of our operating cost reduction plan in November 2023, employee compensation and benefits began reflecting the lower expenses of approximately nearly $1.0 million per month beginning in November 2023.

Interest expense increased $2.3 million during the three months ended December 31, 2023 compared to the same period in 2022, primarily driven by a $1.4 million decrease in the amortization of deferred financing costs combined with $0.6 million in interest expense recognized on the HH-BDH Credit Agreement, which did not exist in the comparable period.
Provision for credit losses was $8.1 million for the three months ended December 31, 2023, including $4.3 million in credit losses primarily driven by a decrease in collateral comprised of related party equity interests. The remainder of the provision was primarily due to a net decrease in collateral values and resulting expected cash flows related to the loan portfolio, combined with an increased amortized cost basis due to new originations and interest capitalizing at a higher rate than loan payments.
During the three months ended December 31, 2023, we completed an interim impairment test for goodwill and as a result, recorded a non-cash impairment charge of $604.7 million for Ben Liquidity. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.
Nine Months Ended December 31, 2023 and 2022
Interest income decreased $1.6 million during the nine months ended December 31, 2023 compared to the same period in 2022. The decrease was primarily driven by a $6.2 million decrease in interest income earned from loans moving to nonaccrual during the nine months ended December 31, 2023 combined with a decrease in interest income earned due to loan prepayments resulting in lower outstanding loan balances. The decrease was mostly offset by a $5.0 million increase in interest earned on new originations and the compounding of interest.
Employee compensation and benefits decreased $1.3 million during the three months ended December 31, 2023 compared to the same period in 2022. The decrease was driven by payroll and other benefit related costs due to a lower headcount in 2023 as compared to 2022 primarily due to the employees furloughed and terminated in 2023. With the implementation of our operating cost reduction plan in November 2023, employee compensation and benefits began reflecting the lower expenses of approximately nearly $1.0 million per month beginning in November 2023.
Interest expense, including amortization of deferred financing costs, increased $3.7 million for the nine months ended December 31, 2023, compared to the same period in 2022, primarily driven by a $2.7 million decrease in deferred financing costs accounted for as a premium and $0.6 million in interest expense recognized on the HH-BDH Credit Agreement, which did not exist in the comparable period.
Professional services decreased $0.8 million during the nine months ended December 31, 2023 compared to the same period in 2022, primarily driven by decreases in internal audit fees, marketing, and other professional fees.
Provision for credit losses was $78.1 million for the nine months ended December 31, 2023, including $43.9 million in credit losses driven by a decrease in collateral comprised of related party equity interests. The remainder of the provision was primarily due to a net decrease in collateral values and resulting expected cash flows related to the loan portfolio, combined with an increased amortized cost basis due to new originations and interest capitalizing at a higher rate than loan payments.
During the nine months ended December 31, 2023, we completed an interim impairment test for goodwill and as a result, recorded a non-cash impairment charge of $1.7 billion for Ben Liquidity. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.

BEN CUSTODY
Results of Operations — Three Months Ended December 31, 2023 Compared to the Three Months Ended December 31, 2022, and the Nine Months Ended December 31, 2023 Compared to the Nine Months Ended December 31, 2022 (Unaudited)

(in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenues
Trust services and administration revenues	$5,897	$7,216	$18,961	$22,280

Expenses
Employee compensation and benefits	588	692	1,693	1,647
Professional services	173	435	762	1,761
Loss on impairment of goodwill	272,830	—	554,607	—
Other expenses	301	210	739	552
Total expenses	273,892	1,337	557,801	3,960
Operating income	$(267,995)	$5,879	$(538,840)	$18,320
Three Months Ended December 31, 2023 and 2022
Trust services and administration revenues decreased $1.3 million for the three months ended December 31, 2023, compared to the same period in 2022 driven by a decrease in the NAV of the alternative assets held by the Customer ExAlt Trusts, which is an input into the calculation of the recurring trust services revenues.
During the three months ended December 31, 2023, we completed an interim impairment test for goodwill and as a result, recorded a non-cash impairment charge of $272.8 million for Ben Custody. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.
Nine Months Ended December 31, 2023 and 2022
Trust services and administration revenues decreased $3.3 million for the nine months ended December 31, 2023, compared to the same period in 2022, driven by a decrease in the NAV of the alternative assets held by the Customer ExAlt Trusts, which is an input into the calculation of the recurring trust services revenues.
Professional services expenses decreased $1.0 million for the nine months ended December 31, 2023, compared to the same period in 2022, primarily due to an overall decrease in expenses related to the operation cost reduction initiatives.
During the nine months ended December 31, 2023, we completed an interim impairment test for goodwill and as a result, recorded a non-cash impairment charge of $554.6 million for Ben Custody. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.

CUSTOMER EXALT TRUSTS
Results of Operations — Three Months Ended December 31, 2023 Compared to the Three Months Ended December 31, 2022, and the Nine Months Ended December 31, 2023 Compared to the Nine Months Ended December 31, 2022 (Unaudited)

(in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenues
Investment income (loss), net	$7,448	$11,478	$7,935	$(30,738)
Loss on financial instruments, net	(18,695)	(15,069)	(62,373)	(42,245)
Interest, dividend, and other income	65	23	75	38
Total revenues	(11,182)	(3,568)	(54,363)	(72,945)

Expenses
Interest expense	33,399	31,002	96,682	87,803
Professional services	572	1,240	2,718	3,615
Provision for credit losses	—	1,236	—	13,843
Other expenses	4,210	4,807	12,288	15,768
Total expenses	38,181	38,285	111,688	121,029
Operating loss	$(49,363)	$(41,853)	$(166,051)	$(193,974)
Three Months Ended December 31, 2023 and 2022
Investment income (loss), net decreased $4.0 million for the three months ended December 31, 2023, compared to the same period of 2022, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts. Investment income was $7.4 million for the three months ended December 31, 2023, which was driven by $9.3 million of upward quoted market price adjustments, $2.0 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar, and $3.9 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor. Investment income was $11.5 million for the three months ended December 31, 2022, which was driven by $1.5 million of upward quoted market price adjustments, $5.7 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar, and $4.8 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor.
Loss on financial instruments, net increased $3.6 million for the three months ended December 31, 2023, compared to the same period of 2022, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for three months ended December 31, 2023, was primarily driven by a $18.5 million decrease in the value of our interests in the GWG Wind Down Trust. Additional drivers included $0.2 million decrease in the fair value of public equity securities. Loss on financial instruments, net for the three months ended December 31, 2022 represented a $16.3 million decrease to the fair value of public equity securities partially offset by a $1.3 million decrease in the fair value of a derivative liability. The decline in market price for public equity securities was due to a variety of factors, including principally declines in the securities of GWG Holdings.
Interest expense increased $2.4 million for the three months ended December 31, 2023, compared to the same period in 2022, which reflects an increase in contractual interest due on the ExAlt Loans, driven by the origination of new liquidity transactions and the compounding of paid-in-kind interest, partially offset by a $1.9 million decrease in interest expense recognized on the Customer ExAlt Trust loan payable.
Professional services decreased $0.7 million for the three months ended December 31, 2023, compared to the same period in 2022, driven by decreases in general professional expenses such as audit, consulting, and other professional fees.
Provision for credit losses for the three months ended December 31, 2022 included $1.2 million of allowances taken on aged receivables.

Other expenses decreased $0.6 million for the three months ended December 31, 2023, compared to the same period in 2022, due to a decrease in trust administration fees and other expenses principally driven by a decrease in the NAV of the alternative assets held by the Customer ExAlt Trusts.
Nine Months Ended December 31, 2023 and 2022
Investment income (loss), net increased $38.7 million for the nine months ended December 31, 2023, compared to the same period of 2022, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts. Investment income was $7.9 million for the nine months ended December 31, 2023, which was driven by $4.6 million of upward quoted market price adjustments, $2.3 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, and $0.9 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar. Investment loss was $30.7 million for the nine months ended December 31, 2022, which was driven by $16.1 million of downward quoted market price adjustments, $11.4 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, and $3.7 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar.
Loss on financial instruments, net increased $20.1 million for the nine months ended December 31, 2023, compared to the same period of 2022, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the nine months ended December 31, 2023 was primarily driven by a $59.9 million decrease in the value of our interests in the GWG Wind Down Trust. Such decrease is net of a $13.7 million gain recognized upon reclassification of unrealized net gains related to the Company’s previously classified available-for-sale debt securities from accumulated other comprehensive income. Additional drivers included a $3.9 million decrease in the fair value of public equity securities partially offset by a $1.6 million decrease in the fair value of a derivative liability. Loss on financial instruments, net for the nine months ended December 31, 2022 represented a $50.3 million decrease to the fair value of public equity securities partially offset by a $5.1 million decrease in the fair value of a derivative liability and a $3.0 million upward adjustment to private equity securities. The decline in market price for public equity securities was due to a variety of factors, including principally declines in the securities of GWG Holdings.
Interest expense increased $8.9 million for the nine months ended December 31, 2023, compared to the same period in 2022, which reflects an increase in contractual interest on the ExAlt Loans, driven by the origination of new liquidity transactions and the compounding of effects of paid-in-kind interest, slightly offset by a $2.5 million decrease in interest expense recognized on the Customer ExAlt Trust loan payable.
Professional services decreased $0.9 million for the nine months ended December 31, 2023, which represented decreases in general professional expenses such as audit, consulting, and other professional fees.
Provision for credit losses decreased $13.8 million for the nine months ended December 31, 2023, compared to the same period in 2022. Provision for credit losses for the nine months ended December 31, 2022 included a $12.6 million credit related loss on the investments in L Bonds held by the Customer ExAlt Trusts.
Other expenses decreased $3.5 million for the nine months ended December 31, 2023, compared to the same period in 2022, due to a decrease in trust administration fees and other expenses principally driven by a decrease in the NAV of the alternative assets held by the Customer ExAlt Trusts.

CORPORATE AND OTHER
Results of Operations — Three Months Ended December 31, 2023 Compared to the Three Months Ended December 31, 2022, and the Nine Months Ended December 31, 2023 Compared to the Nine Months Ended December 31, 2022 (Unaudited)

(in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenues
Gain (loss) on financial instruments, net	$671	$(7,974)	$(1,887)	$(13,856)
Interest income	118	90	338	257
Other income	—	—	—	86
Total revenues	789	(7,884)	(1,549)	(13,513)

Expenses
Employee compensation and benefits	5,814	9,598	51,956	26,909
Interest expense (including amortization of deferred financing costs)	1,203	1,031	3,556	2,539
Professional services	3,735	5,705	17,133	22,003
Provision for credit losses	—	563	—	6,737
Loss on impairment of goodwill	5,725	—	5,725	—
Other expenses	4,529	5,937	14,613	17,512
Total expenses	21,006	22,834	92,983	75,700
Operating loss	$(20,217)	$(30,718)	$(94,532)	$(89,213)
Three Months Ended December 31, 2023 and 2022
Loss on financial instruments, net increased $8.6 million for the three months ended December 31, 2023, compared to the same period of 2022, driven by the changes in fair value of the financial instruments held during the period. Gain on financial instruments, net for the three months ended December 31, 2023, included a $0.8 million decrease in the fair value of a warrant liability, partially offset by a $0.2 million decrease in the fair value of our interests in the GWG Wind Down Trust. Loss on financial instruments, net for the three months ended December 31, 2022, included a $4.2 million decrease to the fair value of public equity securities, which consisted of shares of GWG Holdings, in addition to a $3.8 million decrease in the fair value of put options held. The fair value was calculated using quoted market prices at each period end. The decline in market price for public equity securities was due to a variety of factors, including principally declines in the securities of GWG Holdings.
Employee compensation and benefits decreased $3.8 million for the three months ended December 31, 2023, compared to the same period in 2022. The decrease was driven by a $3.9 million decrease in payroll and other benefit-related costs due to a lower headcount in 2023 as compared to 2022 primarily due to the employees furloughed and terminated in 2023.
During the three months ended December 31, 2023, we completed an interim impairment test for goodwill and as a result, recorded a non-cash impairment charge of $5.7 million. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.
Professional services decreased $2.0 million during the three months ended December 31, 2023, compared to the same period in 2022, primarily due to a $1.6 million decrease in legal fees.
Other expenses decreased $1.4 million during the three months ended December 31, 2023, compared to the same period in 2022, primarily driven by a decrease in other insurance and taxes.
Nine Months Ended December 31, 2023 and 2022
Loss on financial instruments, net decreased $12.0 million for the nine months ended December 31, 2023, compared to the same period of 2022, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the nine months ended December 31, 2023, includes a $3.0 million decrease to the fair value of put options held, $0.8 million decrease in the fair value of public equity securities, which consisted of shares of GWG Holdings, $0.6 million decrease in the fair value of our interest in the GWG Wind Down Trust, partially offset by a $2.5 million decrease in the fair value of a warrant liability. Loss on investments in securities and options for the nine months ended December 31, 2022, included a $12.8 million decrease to the fair value of public equity securities, which consisted of shares of GWG Holdings, in addition to a $1.1 million net decrease to the fair value of put options held. The fair value was calculated using quoted market prices at each period end. The decline in market price for public equity securities was due to a variety of factors, including principally declines in the securities of GWG Holdings.
Employee compensation and benefits increased $25.0 million for the nine months ended December 31, 2023, compared to the same period in 2022. The increase was driven by a $29.4 million increase in equity-based compensation partially offset by a $4.3 million decrease in payroll and other benefit-related costs. The increase in equity-based compensation was driven by $8.9 million recognized upon vesting of awards previously subject to a performance condition, which was satisfied by Ben’s public listing in June 2023 and $15.0 million recognized as a result of transactions completed as part of the BCG Recapitalization.
Interest expense, including amortization of deferred financing costs, increased $1.0 million for the nine months ended December 31, 2023, compared to the same period in 2022. The increase in interest expense was primarily due to an increase of $1.0 million in interest expense on other borrowings.
During the nine months ended December 31, 2023, we completed an interim impairment test for goodwill and as a result, recorded a non-cash impairment charge of $5.7 million. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.
Professional services decreased $4.9 million during the nine months ended December 31, 2023, compared to the same period in 2022, primarily due to a decrease in legal fees of the same amount.
Provision for credit losses was nil for the nine months ended December 31, 2023, compared to $6.7 million for the same period of 2022. The prior period provision primarily represented additional allowances recorded against receivables under the Shared Services Agreement with GWG Holdings.
Other expenses decreased $2.9 million for the nine months ended December 31, 2023, compared to the same period in 2022, primarily driven by a $2.0 million decrease in other insurance and taxes combined with a $0.7 million prior year write-off of internal software.
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
The following tables set forth a reconciliation of adjusted revenue to revenue and adjusted operating income (loss) to operating income (loss), the most directly comparable U.S. GAAP measures, using data derived from our consolidated financial statements for the periods indicated:

(in thousands)	Three Months Ended December 31, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$11,275	$5,897	$(11,182)	$789	$(17,014)	$(10,235)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	18,506	185	—	18,691
Adjusted revenues	$11,275	$5,897	$7,324	$974	$(17,014)	$8,456

Operating income (loss)	$(606,405)	$(267,995)	$(49,363)	$(20,217)	$28,029	$(915,951)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	18,506	185	—	18,691
Intersegment provision for credit losses on collateral comprised of interests in the GWG Wind Down Trust	4,262	—	—	—	(4,262)	—
Provision for credit losses related to receivables from related party	—	—	—	—	—	—
Goodwill impairment	604,668	272,830	—	5,725	—	883,223
Share-based compensation expense	—	—	—	2,026	—	2,026
Legal and professional fees(1)	—	—	—	327	—	327
Adjusted operating income (loss)	$2,525	$4,835	$(30,857)	$(11,954)	$23,767	$(11,684)
(1) Includes legal and professional fees related to lawsuits.

(in thousands)	Three Months Ended December 31, 2022
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$12,716	$7,216	$(3,568)	$(7,884)	$(19,924)	$(11,444)
Mark to market adjustment on equity security of related party	—	—	16,330	4,150	—	20,480
Adjusted revenues	$12,716	$7,216	$12,762	$(3,734)	$(19,924)	$9,036

Operating income (loss)	$(18,997)	$5,879	$(41,853)	$(30,718)	$40,483	$(45,206)
Mark to market adjustment on equity security of related party	—	—	16,330	4,150	—	20,480
Intersegment provision for loan losses on collateral comprised of related party equity securities	21,118	—	—	—	(21,118)	—
Provision for credit losses related to receivables from related party	—	—	—	563	—	563
Share-based compensation expense	—	—	—	1,918	—	1,918
Legal and professional fees(1)	—	—	—	2,318	—	2,318
Adjusted operating income (loss)	$2,121	$5,879	$(25,523)	$(21,769)	$19,365	$(19,927)
(1) Includes legal and professional fees related to GWG Holdings bankruptcy, lawsuits, public relations and employee matters.

(in thousands)	Nine Months Ended December 31, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$36,303	$18,961	$(54,363)	$(1,549)	$(55,091)	$(55,739)
Mark to market adjustment interests in the GWG Wind Down Trust	—	—	62,873	1,344	—	64,217
Adjusted revenues	$36,303	$18,961	$8,510	$(205)	$(55,091)	$8,478

Operating income (loss)	$(1,781,521)	$(538,840)	$(166,051)	$(94,532)	$127,259	$(2,453,685)
Mark to market adjustment interests in the GWG Wind Down Trust	—	—	62,873	1,344	—	64,217
Intersegment provision for credit losses on collateral comprised of interests in the GWG Down Trust	43,872	—	—	—	(43,872)	—
Provision for credit losses related to formerly held available-for-sale debt securities of related party	—	—	—	—	—	—
Provision for credit losses related to receivables from related party	—	—	—	—	—	—
Goodwill impairment	1,725,880	554,607	—	5,725	—	2,286,212
Share-based compensation expense	—	—	—	37,530	—	37,530
Legal and professional fees(1)	—	—	—	8,352	—	8,352
Defunct product offering costs	—	—	—	—	—	—
Adjusted operating income (loss)	$(11,769)	$15,767	$(103,178)	$(41,581)	$83,387	$(57,374)
(1) Includes legal and professional fees related to GWG Holdings bankruptcy, lawsuits, public relations, and employee matters.

(in thousands)	Nine Months Ended December 31, 2022
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$37,920	$22,280	$(72,945)	$(13,513)	$(60,177)	$(86,435)
Mark to market adjustment on equity security of related party	—	—	50,268	12,776	—	63,044
Adjusted revenues	$37,920	$22,280	$(22,677)	$(737)	$(60,177)	$(23,391)

Operating income (loss)	$(27,651)	$18,320	$(193,974)	$(89,213)	$88,361	$(204,157)
Mark to market adjustment on equity security of related party	—	—	50,268	12,776	—	63,044
Intersegment provision for loan losses on collateral comprised of related party equity securities	37,834	—	—	—	(37,834)	—
Provision for credit losses related to available-for-sale debt securities of related party	—	—	12,607	14	—	12,621
Provision for credit losses related to receivables from related party	—	—	—	6,723	—	6,723
Goodwill impairment	—	—	—	—	—	—
Share-based compensation expense	—	—	—	8,162	—	8,162
Legal and professional fees(1)	—	—	—	8,795	—	8,795
Defunct product offering costs	—	—	—	3,814	—	3,814
Adjusted operating income (loss)	$10,183	$18,320	$(131,099)	$(48,929)	$50,527	$(100,998)
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
As of December 31, 2023, Ben Liquidity’s loan portfolio consisted of ExAlt Loans to the Customer ExAlt Trusts with an aggregate principal amount outstanding of $559.1 million, including accrued interest that has been capitalized on the ExAlt Loans. Ben Liquidity’s ExAlt Loans are structured as loans with a maturity date of 12 years that bear contractual interest at a variable rate or fixed rate that compounds monthly. The ExAlt Loans made prior to December 31, 2020 have a variable interest rate established off of a base rate of 14%, and ExAlt Loans made on or after December 31, 2020 have a variable interest rate established off a base rate of 10% or a fixed rate of 5%. Ben Liquidity may make ExAlt Loans in the future with a variable interest rate established off of different base rates. Since the Customer ExAlt Trusts are consolidated, the ExAlt Loans and related interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts are eliminated in the presentation of our consolidated financial statements; however, such amounts directly impact the income (loss) allocable to Ben’s or BCH’s equity holders.
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
The Customer ExAlt Trusts held interests in alternative assets with a NAV of $302.8 million and $385.9 million as of December 31, 2023 and March 31, 2023, respectively. As of December 31, 2023, the Customer ExAlt Trusts’ portfolio had exposure to 247 professionally managed alternative investment funds, comprised of 900 underlying investments, 89 percent of which are investments in private companies. Additionally, the Customer ExAlt Trusts directly hold investments in debt and equity securities. The aggregate value of these investments was $75.6 million and $106.0 million as of December 31, 2023, March 31, 2023, respectively.
The following sections provide more detailed information for Ben Liquidity’s loan portfolio and related allowance for credit losses and the Customer ExAlt Trusts’ investments in alternative assets and other equity and debt securities.

Ben Liquidity
Loans Receivable
The following table provides the carrying value of the loan portfolio by collateral type and classification (in thousands):

	December 31, 2023	March 31, 2023
Loans collateralized by interests in alternative assets	$349,038	$330,484
Loans collateralized by debt and equity securities	210,034	165,405
Total loans receivable	$559,072	$495,889
Allowance for credit losses	(268,293)	(129,129)
Total loans receivable, net	$290,779	$366,760
The following table provides certain information concerning our loan portfolio by collateral type and maturity as of December 31, 2023 (dollars in thousands):

	Original Principal	Interest Accrued	Aggregate Payments	Outstanding Balance(1)	Allowance	Carrying Value
Loans collateralized by interests in alternative assets
After 5 Years Within 10 Years	$602,942	$279,955	$(399,160)	$345,434	$114,615	$230,819
After 10 Years	7,933	378	(4,707)	3,604	3,211	393
Loans collateralized by debt and equity securities
After 5 Years Within 10 Years	172,587	132,299	(16,668)	158,509	150,184	8,325
After 10 Years	48,780	2,809	(63)	51,525	283	51,242
Total	$832,242	$415,441	$(420,598)	$559,072	$268,293	$290,779
(1) This balance includes $268.0 million in unamortized discounts as of December 31, 2023.
Loan to Value Ratio
The loan to value ratio is calculated as the carrying value of loans receivable after any allowance for credit losses over the Collateral Value of the loan portfolio. The value of the Collateral (the “Collateral Value”) is defined as the mutual beneficial interest of the respective Customer ExAlt Trust, which we refer to as the “Collective Trust” that is owned by the Customer ExAlt Trust, which we refer to as the “Funding Trust,” that borrows from Ben Liquidity’s subsidiary, BFF. The Collateral Value is derived from the expected cash flows from the various alternative assets held by other trusts included within the Customer ExAlt Trust structure. The Collateral is valued using industry standard valuation models which includes assumptions related to (i) equity market risk premiums, (ii) alternative asset beta to public equities, (iii) NAVs, (iv) volatilities, (v) distribution rates, and (vi) market discount rates. The fair value of the mutual beneficial interests collateralizing the loan portfolio as of December 31, 2023 and March 31, 2023, was $316.3 million and $393.4 million, respectively.
The loan to value ratio for the entire loan portfolio was 0.92 and 0.93 as of December 31, 2023 and March 31, 2023, respectively. The decrease in the loan to value ratio from March 31, 2023 to December 31, 2023 was driven by an increase in the allowance for credit losses, which is a result of the adoption of CECL, effective April 1, 2023 combined with new originations.
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
Ben uses the discounted cash flow (“DCF”) method to estimate expected credit losses for the loan portfolio. Ben generates cash flow projections at the loan level wherein payment expectations are adjusted for changes in market risk premiums, risk free rate, NAV growth rate, and discount rate. The inputs are based on historical data from Preqin and adjusted, if necessary, based on the reasonable and supportable forecast of economic conditions. To adjust, management utilizes externally developed forward-looking macroeconomic factors as indicators of future expected cash flows: S&P500 Index data and US 3-Month Treasury. The economic forecasts are applied over the cashflow projection period.
The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows (“NPV”). An allowance for credit loss is established for the difference between the instrument’s NPV and amortized cost basis.
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
The following table provides the ExAlt Loans’ allowance for credit losses by collateral type and by classification (in thousands):

	December 31, 2023	March 31, 2023
Loans collateralized by interests in alternative assets	$117,827	$32,632
Loans collateralized by interest in debt and equity securities	150,466	96,497
Total allowance for credit losses	$268,293	$129,129
The following tables provide a rollforward of the ExAlt Loans’ allowance for credit losses by collateral type (in thousands):

	Three Months Ended December 31, 2023		Three Months Ended December 31, 2022
(unaudited)	Alternative Assets	Debt & Equity Securities	Alternative Assets	Debt & Equity Securities
Beginning balance	$114,200	$146,017	$17,817	$56,595
Provision for credit losses	3,627	4,449	6,139	21,065
Ending balance	$117,827	$150,466	$23,956	$77,660

	Nine Months Ended December 31, 2023		Nine Months Ended December 31, 2022
(unaudited)	Alternative Assets	Debt & Equity Securities	Alternative Assets	Debt & Equity Securities
Beginning balance	$32,632	$96,497	$9,275	$39,105
Impact of the adoption of CECL	52,554	8,536	—	—
Provision for credit losses	32,641	45,433	14,681	38,555
Ending balance	$117,827	$150,466	$23,956	$77,660

Credit Quality
The following tables presents certain credit quality metrics (in thousands):

	December 31, 2023	March 31, 2023
Loans collateralized by alternative assets
Period-end loans	$349,038	$330,484
Nonperforming loans	$37,202	$37,237
Allowance for credit losses(1)	$117,827	$32,632
Allowance/loans(1)	33.76%	9.87%
Nonperforming loans/loans	10.66%	11.27%
Allowance to nonperforming loans(1)	3.17x	0.88x

Loans collateralized by debt and equity securities
Period-end loans	$210,034	$165,405
Nonperforming loans(2)	$146,276	$146,379
Allowance for credit losses	$150,466	$96,497
Allowance/loans	71.64%	58.34%
Nonperforming loans/loans	69.64%	88.50%
Allowance to nonperforming loans	1.03x	0.66x

Consolidated
Period-end loans	$559,072	$495,889
Nonperforming loans(2)	$183,478	$183,616
Allowance for credit losses(1)	$268,293	$129,129
Allowance/loans(1)	47.99%	26.04%
Nonperforming loans/loans	32.82%	37.03%
Allowance to nonperforming loans(1)	1.46x	0.70x
(1) The increase from March 31, 2023 to December 31, 2023 was primarily driven by the CECL adoption impact combined with a decline in the collateral value.
(2) The nonperforming loans collateralized by interests in GWG or the GWG Wind Down Trust was $145.9 million as of December 31, 2023 and March 31, 2023.

Customer ExAlt Trusts — Alternative Asset Portfolio
The portfolio of alternative assets held by the Customer ExAlt Trusts covers the following industry sectors and geographic regions for the periods shown below (dollar amounts in thousands):

	December 31, 2023		March 31, 2023
Industry Sector	Value	Percent of Total	Value	Percent of Total
Software and Services	$44,510	14.7%	$54,944	14.2%
Food and Staples Retailing	41,721	13.8	38,210	9.9
Diversified Financials	30,036	9.9	52,544	13.6
Utilities	26,993	8.9	28,043	7.3
Capital Goods	22,686	7.5	27,707	7.2
Energy	21,908	7.2	26,721	6.9
Semiconductors and Semiconductor Equipment	20,142	6.7	17,935	4.6
Health Care Equipment and Services	17,099	5.6	23,626	6.1
Other(1)	77,715	25.7	116,121	30.2
Total	$302,810	100.0%	$385,851	100.0%

(1)	Industries in this category each comprise less than 5 percent.

	December 31, 2023		March 31, 2023
Geography	Value	Percent of Total	Value	Percent of Total
North America	$166,726	55.1%	$239,951	62.2%
Asia	56,176	18.5	62,016	16.1
South America	43,809	14.5	41,423	10.7
Europe	34,980	11.5	38,874	10.1
Africa	1,119	0.4	3,587	0.9
Total	$302,810	100.0%	$385,851	100.0%
Assets in the portfolio consist primarily of interests in alternative investment vehicles (also referred to as “funds”) that are managed by a group of U.S. and non-U.S. based alternative asset management firms that invest in a variety of financial markets and utilize a variety of investment strategies. The vintages of the funds in the portfolio as of December 31, 2023 ranged from 1993 to 2023.
As Ben Liquidity originates additional ExAlt Loans, it monitors the diversity of the portfolio of alternative assets held by the Customer ExAlt Trusts through the use of concentration guidelines. These guidelines were established, and are periodically updated, through a data driven approach based on asset type, fund manager, vintage of fund, industry segment and geography to manage portfolio risk. Ben Liquidity refers to these guidelines when making decisions about new financing opportunities; however, these guidelines do not restrict Ben Liquidity from entering into financing opportunities that would result in Ben Liquidity having exposure outside of its concentration guidelines. In addition, changes to the portfolio of alternative assets held by the Customer ExAlt Trusts may lag changes to the concentration guidelines. As such, the portfolio of alternative assets held by the Customer ExAlt Trusts may, at any given time, have exposures that are outside of Ben Liquidity’s concentration guidelines to reflect, among other things, attractive financing opportunities, limited availability of assets, or other business reasons. Given our operating history of relatively few transactions at significant NAV, the portfolio as of December 31, 2023 had exposure to certain alternative investment vehicles and investments in private companies that were outside of those guidelines.
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

Industry sector is based on Global Industry Classification Standard (GICS®) Level 2 classification (also known as “Industry Group”) of companies held in the portfolio by funds or directly, subject to certain adjustments by us. “Other” classification is not a GICS® classification. “Other” classification reflects companies in the GICS® classification categories of Consumer Durables & Apparel, Materials, Commercial & Professional Services, Food, Beverage & Tobacco, Pharmaceuticals, Biotechnology & Life Sciences, Household & Personal Products, Technology Hardware & Equipment, Real Estate, and N/A. “N/A” includes investments assets that we have determined do not have an applicable GICS® Level 2 classification, such as Net Other Assets and investments that are not operating companies.
Geography reflects classifications determined by us based on each underlying investment.
Cash Flow
The following table presents a summary of cash flows from operating, investing and financing activities for periods presented below (dollars in thousands):

	Nine Months Ended December 31,
	2023	2022
Net cash used in operating activities	$(49,570)	$(73,751)
Net cash provided by investing activities	36,737	35,759
Net cash provided by (used in) financing activities	14,556	(22,760)
Net decrease in cash and cash equivalents, and restricted cash	$1,723	$(60,752)
Nine Months Ended December 31, 2023 and 2022
Net cash used in operating activities was $49.6 million for the nine months ended December 31, 2023, largely driven by working capital requirements, including employee compensation and benefits and professional services. Net cash provided by investing activities was $36.7 million for the nine months ended December 31, 2023, primarily driven by $38.4 million of distributions received as return of investments in alternative assets and $1.0 million in proceeds received from the sale of put options, slightly offset by $1.3 million in purchases of premises and equipment. Net cash provided by financing activities was $14.6 million for the nine months ended December 31, 2023, largely driven by proceeds from the HH-BDH Credit Agreement, offset by debt payments, redemptions of preferred equity securities, payments of deferred equity costs, and the net impact of the de-SPAC merger transaction.
Net cash used in operating activities was $73.8 million for the nine months ended December 31, 2022, largely driven by working capital requirements, including employee compensation and benefits, professional services, and cash paid for interest. Net cash provided by investing activities was $35.8 million for the nine months ended December 31, 2022, primarily driven by $45.4 million of distributions received as return of investments in alternative assets slightly offset by purchases of put options and premises and equipment. Net cash used in financing activities was $22.8 million for the nine months ended December 31, 2022, largely driven by debt payments, redemptions of preferred equity securities, payments of deferred equity costs, and payments of employee taxes on restricted equity units issued under the Equity Incentive Plans.
Liquidity and Capital Resources
As of December 31, 2023 and March 31, 2023, we had $11.2 million and $8.7 million, respectively, in combined available unrestricted cash and cash equivalents.
Our business is capital intensive, and we generated net losses for the nine months ended December 31, 2023 and 2022, of $2.5 billion and $203.1 million, respectively.
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

Historically, Ben Liquidity has elected to capitalize interest that accrues on the ExAlt Loans and only receives payments on the ExAlt Loans, at the discretion of the applicable trustee, following the Customer ExAlt Trusts’ receipt of cash distributions on their alternative asset portfolio. The trustee of the Customer ExAlt Trusts intends to make principal payments on the ExAlt Loans out of the proceeds of the distributions from the alternative assets. To the extent the Customer ExAlt Trusts do not receive distributions, such as if the managers of the professionally managed funds comprising the alternative assets determine to delay distributions or transactions that would result in the distributions to its limited partners, the Customer ExAlt Trusts’ ability to repay the ExAlt Loans, and therefore, Ben Liquidity’s ability to receive principal and interest payments in cash may be adversely impacted. During the nine months ended December 31, 2023, largely as a result of macro-economic conditions, the Customer ExAlt Trusts continued to receive fewer distributions from their alternative assets than was originally anticipated, which adversely impacted the Customer ExAlt Trusts’ ability to repay the ExAlt Loans and our liquidity. Such conditions are expected to continue throughout the remainder of fiscal year 2024.
We expect to satisfy our obligations and fund our operations for the next twelve months through anticipated operating cash flows, proceeds on ExAlt Loan payments and fee income derived from distributions on investments held by the Customer ExAlt Trusts or other investments held by Ben, potentially refinancing some or all of the existing borrowings due prior to their maturity, with either our current lender or other lenders, and through the implementation of measures designed to reduce corporate overhead, including through the use of workforce reductions and other expense reductions. We also intend to raise capital through equity or debt investments in us by third parties. As further discussed above in the section titled, “Recent Developments,” on June 27, 2023, we entered into the SEPA with Yorkville, whereby we have the right, but not the obligation, to sell to Yorkville up to $250.0 million of shares of the Company’s Class A common stock. As more fully described below in the section titled, “Recent Debt Financings”, on October 19, 2023, we entered into a three-year $25.0 million term loan with HH-BDH, which was fully drawn upon closing and, the proceeds of which will be used to repay certain outstanding obligations, fund development of our products, and provide additional working capital. The HH-BDH Credit Agreement contains certain financial maintenance covenants, including a debt service coverage ratio. If any of these limitations were to materially impede the flow of cash to us, our ability to service and repay our debt and pay dividends would be materially and adversely affected.
After deducting fees and direct expenses, the net proceeds from the Term Loan under the HH-BDH Credit Agreement were $23.4 million. We used or intend to use approximately $15.0 million for payments on our existing obligations, including $2.5 million as payments owed under the A&R Bradley Capital Agreement, with the remainder of the net proceeds being reserved for future working capital requirements. On November 7, 2023, we were reimbursed by our director and officer insurance carrier a total of $3.5 million, which includes, among others, certain expenses paid from the proceeds under the HH-BDH Credit Agreement. Notwithstanding the receipt of the proceeds of the borrowings made under the HH-BDH Credit Agreement, to the extent the Company continues to receive cash distributions that are less than previously projected amounts from its alternative assets, the Company expects to require additional capital to fund and grow its operations.
We may not be able to refinance our indebtedness or obtain additional financing on terms favorable to the Company, or at all. To the extent that Ben or its subsidiaries raise additional capital through the future sale of equity or debt, the ownership interest of our existing equity holders may be diluted. The terms of these future equity or debt securities may include liquidation or other preferences that adversely affect the rights of our existing equity unitholders or involve negative covenants that restrict Ben’s ability to take specific actions, such as incurring additional debt or making additional investments in growing the operations of the Company. If Ben defaults on these borrowings, then the Company will be required to either (i) sell participation or other interests in our loans or other of our assets or (ii) to raise additional capital through the sale of equity and the ownership interest of our equity holders may be diluted. Further, given the number of shares of Class A common stock eligible for resale as a result of various registration statements we have filed with the SEC as well as the shares of Class A common stock under the Forward Purchase Agreement, our stock price may be further depressed as a result of significant sales of our securities, which could adversely affect our ability to raise equity capital on favorable terms or at all. In addition, because the $11.50 exercise price per share of the Warrants substantially exceeds the current trading price per share of our Class A common stock ($0.49 per share as of December 31, 2023), there is no assurance that the Warrants will be in the money prior to their expiration and it is unlikely that the Warrant holders will be able to exercise such Warrants in the near future, if at all. Accordingly, we are unlikely to receive any proceeds from the exercise of the Warrants in the near future, if at all, and the Warrants may not provide any additional capital. In considering our capital requirements and sources of liquidity, we have not assumed or relied on the receipt of proceeds from the exercise of Warrants. As a result of the foregoing, we may require additional capital resources to execute strategic initiatives to grow our business.
We expect to utilize our cash flows to continue to invest in our business, including new product initiatives and growth strategies, including any potential acquisitions, and, if determined by our Board, pay dividends to our equity holders, including guaranteed payments on certain of BCH’s preferred equity securities, and fund tax distributions for certain noncontrolling interest holders. Our ability to fund these capital needs will depend on our ongoing ability to generate cash from operations and potentially via the capital markets. We believe that our future cash from operations, access to financing through the SEPA, and together with our access to funds on hand, will provide adequate resources to fund our operating and financing needs for at least the next twelve months. We are continuing to evaluate the impact of the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and other items, such as inflation and rising interest rates, and assess the impact on financial markets and our business. The Company’s future results may be adversely affected by slowdowns in fundraising activity and the pace of new liquidity transactions with our customers due to such events.
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
Amended Credit Agreements
On August 13, 2020, Ben, through its subsidiary Beneficient Capital Company II, L.L.C. (formerly known as Beneficient Capital Company, L.L.C.) (“BCC”), executed the Second Amended and Restated First Lien Credit Agreement (“First Lien Credit Agreement”) and the Second Amended and Restated Second Lien Credit Agreement (“Second Lien Credit Agreement”) collectively, (the “Second A&R Agreements” or the “HCLP Loan Agreement”) with its lender, HCLP Nominees, L.L.C (“HCLP”), to amend its First Lien Credit Agreement and Second Lien Credit Agreement dated September 1, 2017 and December 28, 2018, respectively. The Second A&R Agreements have been further amended from time to time to extend the maturity date and defer principal and interest payments, among other things. In connection with the amendments to the Second A&R Agreements, Ben agreed to pay extension fees on a percentage of the amount outstanding under the credit agreements as of the date of the respective amendment. The interest rate on each loan under the Second A&R Agreements is 1-month LIBOR plus 8.0%, with a maximum interest rate of 9.5%.
On March 24, 2022, Ben executed Consents and Amendments No. 4 to the Second A&R Agreements with HCLP, which, among other things, (i) deferred the payment of accrued and unpaid interest to March 24, 2022, (ii) evidenced the terms agreed to in the December 1, 2021 term sheet discussed above, (iii) extended the maturity date of the loans to August 31,

2023, and (iv) established revised installment payments for each loan of $5.0 million due on May 10, 2022, August 10, 2022, December 10, 2022, and March 10, 2023, so long as each payment does not cause the Company to incur a going concern, and (v) amended the occurrence of an event of default to require notice from HCLP on almost all potential defaults listed under the Second A&R Agreements. In addition, Ben agreed to pay fees totaling approximately 6.5% of the outstanding principal before giving effect to the amendments.
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
On July 12, 2023, BCH, entered into (a) that certain Amendment No. 7 to the First Lien Amendment, which amended the First Lien Credit Agreement, and (b) that certain Amendment No. 7 to Second Lien Amendment (together with the First Lien Amendment, the “Seventh Amendments”), which amended the Second Lien Credit Agreement, each among BCH, HCLP and the other parties thereto. Among other things, the Seventh Amendments (i) modified the interest rate to a fixed rate of 9.5% (ii) extended the maturity dates of the First Lien Amendment and the Second Lien Amendment to September 15, 2024 and September 15, 2027, respectively, and (iii) agreed to installment payments on the First Lien Amendment of $5.0 million on each of March 29th, June 28th, September 29th, and December 29th of each year for so long as the obligations remain outstanding, and so long as such payments do not cause a going concern. No payments will be made on the Second Lien Amendment until the obligations on the First Lien Amendment have been fully satisfied. Ben agreed to pay fees totaling approximately $0.1 million. During the three and nine months ended December 31, 2023 and 2022, no deferred financing costs were paid to HCLP. Through December 31, 2023, all required principal and interest payments due under the Second A&R Agreements have been paid.
In connection with the Second A&R Agreements, Beneficient Holdings, Inc. (“BHI”), which is owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee, and Mr. Heppner and his family are the beneficiaries, owns a majority of the BCH Class S Ordinary Units, Class S Preferred Units of BCH (“BCH Class S Preferred Units”), BCH Preferred A.0, Preferred Series A Subclass 1 Unit Accounts of BCH (“BCH Preferred A.1”), and Subclass 1 FLP Unit Accounts of BCH (“BCH FLP-1 Unit Accounts”), and Subclass 3 FLP Unit Accounts of BCH (“BCH FLP-3 Unit Accounts”), will grant certain tax-related concessions to HCLP as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5% of BCH Preferred A.1 held by BHI, which will be held by HCLP, may convert to BCH Preferred A.0. In addition, recipients of a grant of BCH Preferred A.1 from BHI will have the right to put an amount of BCH Preferred A.1 to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred A.1 from BHI. No such liability existed as of December 31, 2023 or March 31, 2023.
The Second A&R Agreements and ancillary documents contain covenants that (i) prevent Ben from issuing any securities senior to the BCH Preferred A.0 or BCH Preferred A.1; (ii) prevent Ben from incurring additional debt or borrowings greater than $10.0 million, other than trade payable, while the loans are outstanding; and (iii) prevent, without the written consent of HCLP, GWG from selling, transferring, or otherwise disposing of any BCH Preferred A.1 held as of May 15, 2020, other than to its subsidiary GWG DLP Funding V, LLC. As of December 31, 2023, the Company was in compliance with all covenants.
Ben may be required to pay an additional extension fee to extend the maturity dates of the Second A&R Agreements beyond September 15, 2024 and September 15, 2027.
Recent Debt Financing
On October 19, 2023, Beneficient Financing, L.L.C. (the “Borrower”), a wholly owned subsidiary the Company, and BCH, as guarantor (the “Guarantor” and together with the Borrower, the “Loan Parties”), entered into a Credit and Guaranty Agreement (the “HH-BDH Credit Agreement”) with HH-BDH LLC (“HH-BDH”), as administrative agent. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the HH-BDH Credit Agreement.

HH-BDH’s sole member is Hicks Holdings. The managing member of Hicks Holdings is Mr. Thomas O. Hicks, a member of the Company’s Board. HH-BDH will receive customary fees and expenses in its capacity as a lender and as the administrative agent under the HH-BDH Credit Agreement, as further described below. Hicks Holdings and Mr. Hicks may be deemed to have a direct or indirect material financial interest with respect to the transactions contemplated by the HH-BDH Credit Agreement, as described below. HH-BDH funded the amounts under the HH-BDH Credit Agreement with the proceeds of a third-party financing (the “Financing”).
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
Unfunded Capital Commitments
The Customer ExAlt Trusts had $49.4 million and $61.1 million of potential gross capital commitments as of December 31, 2023, and March 31, 2023, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The trust holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by the associated trusts within the ExAlt PlanTM created at the origination of each trust for up to $0.1 million. To the extent that the associated Customer ExAlt Trust cannot pay the capital funding commitment, Ben is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Ben to the Customer ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves held by the associated Customer ExAlt Trusts are added to the ExAlt Loan balance between Ben and the Customer ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. The majority, or 90%, of our portfolio with an unfunded commitment has a vintage of 2012 and prior. As the vintages continue to age, a cash requirement becomes less likely. We consider the creditworthiness of the investment on a case-by-case basis. As of December 31, 2023 and March 31, 2023, there were no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.
Dependence on Related Party Transactions
In the ordinary course of business, we depend on certain transactions with related parties. For example, as discussed above, Ben, through its subsidiaries, is a party to the Second A&R Agreements with HCLP. HCLP is an indirect subsidiary of Highland Consolidated, L.P. Ben’s CEO is a beneficiary and trust investment advisor of the trusts that control, and are the partners of, Highland Consolidated, L.P. As of December 31, 2023, we had approximately $102.3 million (including an unamortized premium thereon) of debt outstanding derived from BCH’s secured loans with HCLP.
Additionally, effective October 19, 2023, Ben, through its subsidiaries, is a party to the $25.0 million HH-BDH Credit Agreement with HH-BDH. HH-BDH’s sole member is Hicks Holdings whose managing member is a member of our Board. As of December 31, 2023, we had approximately $23.7 million (including an unamortized discount thereon) of debt outstanding derived from the term loan with HH-BDH.
Furthermore, Ben and BCH are parties to a Services Agreement with Bradley Capital Company, L.L.C. (“Bradley Capital”) and Beneficient Management Counselors, L.L.C. effective June 1, 2017. Effective as of January 1, 2022, the parties entered into the First Amended and Restated Services Agreement and effective June 7, 2023, the parties entered into the Second Amended and Restated Services Agreement (the “Services Agreement”). Bradley Capital is an entity associated with Ben’s CEO. During the nine months ended December 31, 2023 and 2022, Ben recognized expenses totaling $2.0 million and $1.9 million, respectively, related to this services agreement. As of December 31, 2023 and March 31, 2023, $3.1 million and $3.6 million, respectively, was owed to Bradley Capital related to the Services Agreement.
As of December 31, 2023, the GWG Wind Down Trust held approximately 59% of the Class A common stock.
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
Ben uses the DCF method to estimate expected credit losses for the loan portfolio. Ben generates cash flow projections at the loan level wherein payment expectations are adjusted for changes in market risk premiums, risk free rate, NAV growth rate, and discount rate. The inputs are based on historical data from Preqin and adjusted, if necessary, based on the reasonable and supportable forecast of economic conditions. To adjust, management utilizes externally developed forward-looking macroeconomic factors as indicators of future expected cash flows: S&P500 Index data and US 3-Month Treasury. The economic forecasts are applied over the cashflow projection period.
The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level NPV of expected cash flows. An allowance for credit loss is established for the difference between the instrument’s NPV and amortized cost basis.
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
As of December 31, 2023, the allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model utilized an economic forecast sourced from reputable third parties that reflected a US Equity market growth rate of 5.3% and Treasury rate of 3.4% during the forecast period. Key assumptions utilized in the CECL calculation include net asset value of the underlying collateral, reasonable and supportable forecast period, and discounted cash flow inputs including economic forecast data. Key assumptions are reviewed and approved on a quarterly basis.
For purposes of determining income allocations to Ben’s and BCH’s equity holders, interest income is adjusted for any allowance for credit losses, which was approximately $78.1 million and $53.2 million for the nine months ended December 31, 2023 and 2022, respectively.
Goodwill and Identifiable Intangible Assets
Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. Subsequent to the public listing on June 8, 2023, and through the date of this report, the Company has experienced a significant sustained decline in the price of its Class A common stock and its related market capitalization. We believe that these factors indicated that the fair value of our reporting units had more likely than not fallen below their carrying values as of June 30, 2023, September 30, 2023 and December 31, 2023. As such, management performed an interim impairment test of goodwill as of June 30, 2023, September 30, 2023 and December 31, 2023, which resulted in $1.1 billion, $306.7 million and $883.2 million, respectively, of impairment at the Ben Liquidity and Ben Custody reporting unit.
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
The discount rates used for each reporting unit in the December 31, 2023 impairment analysis ranged from 26.3% to 27.2%, and the Company applied a terminal year long-term growth rate of 3.0% for each reporting unit. Subsequent to the impairment, there was no excess of reporting unit fair value over carrying value for Ben Liquidity or Ben Custody as of December 31, 2023. One reporting unit (Ben Markets) had a negative carrying amount of net assets as of June 30, 2023, September 30, 2023 and December 31, 2023, and goodwill of approximately $9.9 million.
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
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
Ben adopted Accounting Standards Update 2016-13, Financial Instruments, Credit Losses (Topic 326) on April 1, 2023. Ben implemented new controls and modified existing controls as part of the adoption. The new controls were implemented to account for the additional complexity of the expected credit loss model, determine reasonable and supportable forecasts, review of economic forecasts, and other assumptions used in the estimation of the model. There were no other changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the nine months ended December 31, 2023, that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
There have been no material changes in the legal proceedings previously disclosed in response to Part I, Item 3. “Legal Proceedings” set forth in our Annual Report on Form 10-K for the year ended March 31, 2023 filed with the SEC on July 13, 2023, except as set forth below.
On December 16, 2022, a former member of the Board of Directors of Beneficient Management, LLC initiated a private arbitration in the International Court of Arbitration of the International Chamber of Commerce, challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The claimant seeks total damages of $36.3 million plus attorney’s fees and punitive damages. A hearing took place on August 23, 2023, and the arbitrator notified the parties that the record was officially closed. On December 14, 2023, the parties received notice that a draft award had been submitted by the arbitrator, and the International Court of Arbitration of the International Chamber of Commerce will review the draft award at one of its next sessions.
As previously disclosed, on February 18, 2022, Shirin Bayati and Mojan Kamalvand, on behalf of themselves and of all others similarly situated, filed a class action lawsuit in the United States District Court for Northern District of Texas against GWG, its former President and Chief Executive Officer, Murray Holland, its former Chief Financial Officer, Timothy Evans, and certain past and present members of the board of directors of GWG and BCG (Roy Bailey, Peter T. Cangany, Jr., David Chavenson, Brad K. Heppner, Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer, and David H. de Weese) (the “Bayati Action”). The suit alleges that the defendants violated Sections 11, 12, and 15 of the Securities Act by issuing materially misleading statements in a June 3, 2020 registration statement (the “Offering”) and seeks, among other things, compensatory damages, fees and costs. On April 20, 2022, GWG filed for bankruptcy protection in the Southern District of Texas. On April 21, 2022, the district court ordered all parties to submit statements by May 5, 2022 on whether the automatic stay in bankruptcy extends to the non-debtor defendants. On April 25, 2022, Movants Thomas Horton and Frank Moore (the “Lead Plaintiffs”) filed a Motion for Appointment as Lead Plaintiff and Approval of Their Selection of Lead Counsel. On May 2, 2022, a notice of dismissal was filed, dismissing defendants Peter T. Cangany, Jr., Brad K. Heppner, Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer. On May 12, 2022, the district court extended the bankruptcy stay to all non-debtor defendants, although it permitted a limited modification of lifting of the stay to allow the court to consider the pending lead plaintiff motion. On August 5, 2022, the district court entered an order appointing Thomas Horton and Frank Moore as lead plaintiffs for the putative class. On May 26, 2023, Thomas Horton and Frank Moore, on behalf of themselves and other similarly situated, filed a second class action lawsuit in the United States District Court for Northern District of Texas against the Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer and Whitley Penn LLP, alleging Securities Act violations arising out of the Offering (the “Horton Action”).
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
On October 2, 2023, the Lead Plaintiffs filed a Consolidated Class Action Complaint against the Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer, Murray T. Holland, Timothy L. Evans, David H. de Weese, Roy W. Bailey, David F. Chavenson, and Whitley Penn LLP, alleging Securities Act violations arising out of the Offering. The complaint alleges that the individual defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act, and further alleges that the Company violated Section 15 of the Securities Act. The Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer (the “Ben Individual Defendants”) filed a motion to dismiss the complaint on November 7, 2023. On January 4, 2024, defendants Murray Holland, Timothy Evans, Roy Bailey, and Whitley Penn LLP each filed a motion to dismiss the case. Also on January 4, 2023, defendants David Chavenson and David H. de Weese filed a joint motion to dismiss. The Lead Plaintiffs’ deadline to respond to the various motions to dismiss is February 20, 2024, and replies are due March 21, 2024. The Company and the Ben Individual Defendants intend to vigorously defend themselves in the litigation.
On October 27, 2023, David Scura filed a petition in Dallas County District Court against Brad K. Heppner, Jon R. Sabes, Steven F. Sabes, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer, the Company and FOXO Technologies, Inc. (“FOXO”), alleging violation of the Texas Securities Act, common law fraud, unjust enrichment, and civil conspiracy to defraud and seeking compensatory damages, costs and expenses. The same day, Clifford Day and Carla Monahan filed a petition in Dallas County District Court against the same defendants, alleging the same claims. The parties have agreed to move the defendants’ deadline to respond to the petition to February 19, 2024. The Company and the Ben Individual Defendants intend to vigorously defend themselves in the litigation.
The Company has entered into indemnification agreements with its current executive officers and directors and has certain obligations to indemnify its current directors and executive officers. As a result, the Company is currently incurring legal fees on behalf of these persons in relation to these pending and unresolved matters. On November 7, 2023, we were reimbursed by our director and officer insurance carrier a total of $3.5 million, which includes, among others, certain expenses paid from the proceeds under the HH-BDH Credit Agreement. Additional reimbursements from our director and officer insurance carrier are expected.
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
A significant portion of our total assets are comprised of goodwill and intangible assets that arose from a series of transactions with GWG and relate principally to our Ben Liquidity business. We perform goodwill and intangible asset impairment annually, during the fourth quarter of each year, or when events occur, or circumstances change that would more likely than not indicate impairment has occurred, including a significant substantial decline in the prevailing price of our Class A common stock. Subsequent to our public listing on June 8, 2023, and through the date of this report, the Company has experienced a significant sustained decline in the price of its Class A common stock and its related market capitalization. We believe that these factors indicated that the fair value of our reporting units had more likely than not fallen below their carrying values as of June 30, 2023, September 30, 2023 and December 31, 2023. As such, management performed an interim impairment test of goodwill as of June 30, 2023, September 30, 2023 and December 31, 2023, which resulted in $1.1 billion, $306.7 million and $883.2 million, respectively, of impairment at the Ben Liquidity and Ben Custody reporting units. Because a number of factors may influence determinations of fair value of goodwill and our intangible assets, including the price of our Class A common stock, which has continued to decline since our public listing, there can be no assurance that our future evaluations of goodwill and intangible assets will not result in findings of significant impairment and related write-downs, which may have a material adverse effect on our business, financial condition and results of operations.
In assessing impairment, the Company computed the fair value of each reporting unit by computing the overall enterprise value of the Company by valuing its various equity instruments, primarily based on the Class A common stock price per share. The overall enterprise value was allocated to each reporting unit using the discounted cash flow method to estimate the relative value of each reporting unit based on their future cash flows using a multi-year forecast, and a terminal value calculated using a long-term growth rate that was informed based on our industry, analyst reports of a public company peer set, current and expected future economic conditions and management expectations. The discount rate used to discount these future cash flows was determined using a capital asset pricing model based on the market value of equity of a public company peer set, adjusted for risk characteristics and expectations specific to the reporting unit, combined with an assessment of the cost of debt. The discount rates used for each reporting unit in the June 30, 2023 impairment analysis ranged from 24.8% to 25.6%, and the Company applied a terminal year long-term growth rate of 3.0% for each reporting unit. Subsequent to the impairment, there was no excess of reporting unit fair value over carrying value for Ben Liquidity or Ben Custody. The discount rates used for each reporting unit in the September 30, 2023 impairment analysis ranged from 25.3% to 26.2%, and the Company applied a terminal year long-term growth rate of 3.0% for each reporting unit. Subsequent to the impairment, there was no excess of reporting unit fair value over carrying value for Ben Liquidity or Ben Custody. The discount rates used for each reporting unit in the December 31, 2023 impairment analysis ranged from 26.3% to 27.2%, and the Company applied a terminal year long-term growth rate of 3.0% for each reporting unit. Subsequent to the impairment, there was no excess of reporting unit fair value over carrying value for Ben Liquidity or Ben Custody as of December 31, 2023. One reporting unit, Ben Markets, had a negative carrying amount of net assets as of June 30, 2023, September 30, 2023 and December 31, 2023, and goodwill of approximately $9.9 million.
Future valuations of the enterprise value may use different valuation methodologies than the methodology employed for June 30, 2023, September 30, 2023, or December 31, 2023, including the income approach, which would heavily incorporate management’s estimate of discounted cash flow. With all valuations, our assumptions reflect management’s best estimates of future performance. Further valuations involving estimates, specifically to the extent they may utilize management’s estimates of discounted cash flow, could assume that we capture a significant market share of liquidity transactions leading to a substantial rate of growth of new service offerings and products, revenues and assets. These estimations are uncertain to occur, and to the extent we fall short of achieving our expected growth in revenues and assets, material impairments of our goodwill may occur in the near term. Additionally, any litigation relating to our transactions with GWG could have a material adverse on our ability to execute on our business plan, which could have an effect on the value of our goodwill and intangibles. While management can and has implemented its business plans, a failure to further execute our business plans or adverse changes in management’s forecasts, to the extent used in future valuations, could result in a decline in our estimated fair value and could result in an impairment of our goodwill or intangible assets. A significant sustained decrease in the Company’s Common Stock has in the past been an indicator, and in the future may indicate, that impairment is present and may require a quantitative impairment assessment of the Company’s assets, including goodwill and intangible assets. Any such future impairment charges for goodwill may reduce the overall assets and may result in a change in the perceived value of the Company and ultimately may be reflected as a reduction in the market price of our securities. Any impairment charge would adversely impact the income (loss) allocable to Ben’s equity holders. Additionally, an impairment charge may also adversely influence our ability to raise capital in the future. Further, impairment of our goodwill and intangible assets may result in us recording a negative amount of stockholder’s equity. To the extent this occurs, the ability of the Company to “downlist” to the Nasdaq Capital Market or otherwise change the tier of Nasdaq on which it lists will be eliminated, which may have the effect of making it more difficult to continue to list shares of its Class A common stock on Nasdaq.
Allocations of write downs in the value of our intangible assets and goodwill due to impairment will result in a decrease in the capital account balance of the BCH Class A Units indirectly held by the Company.
Pursuant to the terms of the BCH LPA, upward adjustments to the carrying value of any assets of BCH and its subsidiaries are first, allocated to the holders of the BCH FLP-1 Unit Accounts (50.5%) and the Subclass 2 FLP Unit Accounts of BCH (“BCH FLP-2 Unit Accounts” and together with the BCH FLP-1 Unit Accounts and the BCH FLP-2 Unit Accounts, the “BCH FLP Unit Accounts”) (49.5%) up to an amount equal to 15% of the aggregate capital account balances of all outstanding BCH Class A Units and BCH Class S Ordinary Units and the BCH Class S Preferred Units (together, the “BCH Class S Units”), inclusive of the amount of such upward adjustment, less any prior allocations of upward adjustments; second, allocated among the holders of the BCH Class A Units and the BCH Class S Units in an amount necessary to cause the capital account balances of each series of the BCH Class A Units to be equal to the capital account balances of each series of the BCH Class S Units; and third, pro rata among all outstanding units of BCH, except the BCH Preferred A.0, BCH Preferred A.1 and the BCH FLP Unit Accounts.
However, all losses attributable to downward adjustments to the carrying value of any assets of BCH and its subsidiaries, such as when equity securities of BCH are issued at a lower price than the prior issuance, are allocated pro rata among all holders of BCH Units other than the BCH Preferred A.0, BCH Preferred A.1 and the BCH FLP Unit Accounts. As a result of these allocations, the capital account balance of the BCH Class A Units indirectly held by the Company may decrease due to downward adjustments to the carrying value, which may reduce the amount, if any, the Company would receive upon a liquidation of BCH.
Usage of our Class A common stock or securities convertible into Class A common stock as consideration for investments in alternative asset funds may create significant volatility in our investment income and the price of our Class A common stock.
Since becoming a public company, we have issued shares of our Class A common stock and various series of our convertible preferred stock as consideration in our liquidity financing transactions. To the extent the Customer ExAlt Trusts utilize our Class A common stock or securities convertible into Class A common stock as consideration for investments in alternative asset funds, our investment income and the price of Class A common stock may become more volatile. In the event the value of our securities becomes a larger portion of the total assets of the alternative asset funds with which we transact, distributions from such funds may be affected by changes in value of our Class A common stock. As a result, while an increase in the price of our Class A common stock may result in additional distributions and investment income to us as a result of an increase in the aggregate value of the assets held by alternative asset funds with which we transact, a decline in our Class A common stock price could result in significant decreases in the aggregate value of the assets held by such alternative asset funds with which we transact, resulting in fewer distributions to us and/or a decrease in investment income, which could even further depress the trading price of our Class A common stock.
We have been notified by Nasdaq of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our Class A common stock could be delisted from Nasdaq.
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
On November 28, 2023, we received a letter from the Listing Qualifications Department of Nasdaq (the “Nasdaq Staff”) notifying the Company that, for the previous 30 consecutive business days, the closing bid price for the Company’s Class A common stock had been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The letter has no effect at this time on the Class A common stock, which continues to trade on the Nasdaq Global Market under the symbol “BENF”.
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until May 28, 2024, to regain compliance with the Bid Price Requirement. If, at any time before May 28, 2024, the bid price for the Class A common stock closes at $1.00 or more for a minimum of 10 consecutive business days, the Nasdaq Staff will provide written notification to the Company that it has regained compliance with the Bid Price Requirement (unless the Nasdaq Staff exercises its discretion to extend the 10-day period).
If the Company is not in compliance with the Bid Price Requirement by May 28, 2024, the Company may qualify for a second 180 calendar day period to regain compliance with the Bid Price Requirement. To qualify for an additional compliance period, the Company would need to transfer the listing of the Class A common stock to the Nasdaq Capital Market and meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except for the Bid Price Requirement. If the Company does not qualify for or fails to regain compliance during the second compliance period, then the Nasdaq Staff will provide written notification to the Company that its Class A common stock will be subject to delisting. At that time, the Company may appeal the Nasdaq Staff’s delisting determination to the Nasdaq Listing Qualifications Panel. However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination, that such an appeal would be successful.
The Company intends to monitor the closing bid price of its Class A common stock. The Company is evaluating available options, including seeking to effect a reverse stock split, to resolve the noncompliance matters described herein and intends to take appropriate steps to maintain its listing on Nasdaq. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Requirement. Furthermore, as of the date of this report, the Company is currently in compliance with Nasdaq’s publicly held shares requirement. However, in the event that the number of our publicly held shares falls below 750,000, our Class A common stock would be subject to delisting.
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
Brad K. Heppner, our founder and CEO, may have financial interests that conflict with the interests of Beneficient and its stockholders.
Our CEO may face conflicts of interest as a result of (i) his equity interests in the Company and its subsidiaries and (ii) certain related party transactions between the Company and entities in which Mr. Heppner has a financial interest, including an entity that has outstanding loans to the Company, certain of each of which are structurally senior to the interests of the holders of our shares of Class A common stock. As of December 31, 2023, through BHI, an entity directly owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee and his family are the beneficiaries, Mr. Heppner beneficially owned approximately 92.6% of the Company’s Class B common stock and held 39.5% of the total voting power of the Class A and Class B common stock. The Class B common stock is entitled to 10 votes per share on all matters on which stockholders are generally entitled to vote. Pursuant to our articles of incorporation, if the Class B Threshold is met, the (i) holders of shares of Class B common stock, voting as a separate class, are entitled to elect that number of directors that constitutes 51% (rounded up to the nearest whole number) of the total number of authorized directors and (ii) holders of shares of Common Stock, voting as a single class, are entitled to elect all remaining directors that are not otherwise entitled to be elected by a series of preferred stock, but in no event shall they not be entitled to elect at least one director. Accordingly, so long as the Class B Threshold is met, holders of shares of Class A common stock only have the ability, voting together with the holders of the Class B common stock as a single class (with each holder of the Class B common stock having 10 votes per share of the Class B common stock), to vote on the election of a minority of the Board. If, on the applicable record date, the Class B Threshold is not met, then holders of Common Stock will vote together as a single class with respect to the election of all directors, with each holder of the Class B common stock having 10 votes per share of Class B common stock. This concentration of voting power may present a conflict of interest by delaying, deterring or preventing acts that would be favored by our other stockholders.
Furthermore, through BHI, Mr. Heppner is an indirect holder of equity interests in our subsidiary, BCH, and, as of December 31, 2023, held 60.2% of the securities of BCH. Such holdings include BCH Preferred A.0, BCH Preferred A.1, BCH Class S Ordinary Units, BCH Class S Preferred Units, BCH FLP-1 Unit Accounts and BCH FLP-3 Unit Accounts. Additionally, Hicks Holdings, an entity associated with Thomas O. Hicks, one of Ben’s current directors, is one of the owners and serves as the manager of a limited liability company (the “SPV”) in which BHI also has an ownership interest. The SPV holds BCH Preferred A.0 and BCH Preferred A.1 among its investment holdings.
BHI is entitled to various payments and allocations as a result of its ownership of BCH securities. As a holder of the BCH Preferred A.0, BHI is entitled to receive quarterly guaranteed cash payments equal to 1.50% per fiscal quarter (or 6.0% per annum) of its BCH Preferred A.0 capital account balance on an annual basis, subject to the terms of an agreement to defer delivery of such payments until November 15, 2024.
Additionally, as a holder of the BCH Preferred A.1, BHI is entitled to (i) a quarterly preferred return equal to the hypothetical capital account balance of such BCH Preferred A.1 multiplied by the most recent 90-Day Average Secured Overnight Financing Rate as published by the Federal Reserve Bank of New York prior to each fiscal quarter plus 0.5% (2.0% per annum) and allocable by a corresponding increase to the BCH Preferred A.1 capital account, subject to an agreement to waive and defer the accrual of such payments until December 31, 2024, (ii) tax distributions for any period in which there is an allocation of income related to the quarterly preferred return and (iii) allocations from sale proceeds of BCH in an amount up to its hypothetical BCH Preferred A.1 capital account.
Furthermore, as a holder of BCH Class S Ordinary Units, following certain income allocations to the BCH Class S Ordinary Units, the capital account balance associated with such BCH Class S Ordinary Units shall be reduced to zero and, in exchange, BHI is entitled to receive an equal number of BCH Class S Ordinary Units and BCH Class S Preferred Units equal to the amount of the reduction in the capital account divided by the closing price of the Class A common stock on the date of such exchange. Such provisions result in BHI, as a holder of the BCH Class S Ordinary Units, receiving additional limited partner interests in BCH as a result of the allocation of income of BCH while retaining the BCH Class S Ordinary Units.
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
As of December 31, 2023, neither BHI nor Mr. Heppner held an interest in BMP, however, in the event that an employee forfeits their interest in BMP, BHI would hold such interest until they are reissued to a participant. As a result, BHI may occasionally hold the forfeited interests of a former employee in BMP. As the holder of BCH FLP-2 Unit Accounts, BMP is entitled to receive (i) quarterly issuances of an equal amount of BCH Class S Ordinary Units and BCH Class S Preferred Units that in aggregate is equal to the income allocated to BCH FLP-2 Unit Accounts pursuant to the BCH LPA, which is 49.5% of (1) 15% of profits from financing activities of BCH and (2) Excess EBITDA Margin (as defined herein), which generally relates to the fee-generating businesses of Ben, (ii) annual tax distributions, (iii) upon its allocation of income of BCH in accordance with the BCH LPA, additional BCH Class S Ordinary Units and BCH Class S Preferred Units and (iv) an allocation of a portion of any upward carrying value adjustment as calculated pursuant to Internal Revenue Code Section 704(b).
Because the Company has a holding company structure, any equity securities the Company has issued or will issue, including our Class A common stock, are and will be structurally subordinated to interests in BCH, including those of creditors of and holders of certain equity interests in BCH. Such creditors include HCLP, which holds approximately $102.3 million in secured debt of BCH as of December 31, 2023, and the holders of such equity interests include BHI which holds preferred equity interests in BCH ranking senior to the equity interests the Company holds in BCH. Therefore, in any bankruptcy, liquidation or similar proceeding, all claims of creditors (including HCLP) of BCH will have priority over the Company’s equity interests in BCH (and therefore the claims of the Class A common stock and any preferred stock the Company issues) with respect to the assets of BCH. In addition, the holders of the preferred equity interests in BCH, including BHI as described above, currently have, and may in the future have, priority over the Company’s equity interests in BCH. These priority claims and interests may present a conflict of interest with respect to the interests of the Company and our stockholders with respect to the assets of BCH and its subsidiaries.
Additionally, we have entered into certain related party transactions with entities in which Mr. Heppner has a financial interest, including the HCLP Loan Agreement. As of December 31, 2023, we had approximately $102.3 million of debt (including unamortized premium thereon), which is derived from BCH’s secured loans with HCLP, an indirect subsidiary of Highland Consolidated, LP. The majority of HCLP is indirectly owned by The Highland Investment Holdings Trust, of which Mr. Heppner and his family are the beneficiaries. Mr. Heppner is a trustee but does not possess any discretionary authority with respect to the management, distribution or administration of the trust’s current assets (including HCLP). In addition to our payments on the principal balance of the HCLP Loan Agreement, pursuant to the terms of the HCLP Loan Agreement, we are required to make certain payments to HCLP for interest and fees. For the nine months ended December 31, 2023 and December 31, 2022, we made payments to HCLP, primarily in the form of principal and interest payments, of nil and $6.5 million, respectively. We have also paid in the past, and may be required in the future to pay, extension fees to extend the maturity dates of the HCLP Loan Agreement.
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
The Company has received in the past, and may continue to receive in the future, negative publicity, which could adversely affect our reputation, operations, and financial condition. For example, we and certain of our officers and directors have been the subject of negative media coverage in the Wall Street Journal and other outlets regarding alleged self-dealing and the misuse of company funds. Although we and certain of our executive officers have filed a claim for defamation against Alexander Gladstone, the author of the Wall Street Journal’s previous media coverage concerning the Company, we may continue to experience negative attention in the media. Defamation claims by their nature are difficult to win, and we cannot predict the outcome of this litigation or its impact on us or our business. Such proceedings are time consuming and expensive and, regardless of the factual basis for the assertions being made or the strength of the claims, can have a negative impact on the Company’s reputation, on the morale and performance of the Company’s employees and on the Company’s relationships with regulators. Such impacts could be exacerbated if we do not prevail in the litigation. Regardless of the ultimate outcome of our defamation claim, such litigation may divert the time and effort of senior management from the management of the Company and may also have an adverse impact on the Company’s ability to take timely advantage of various business and market opportunities. Additionally, such negative publicity has in the past, and may continue, to impact the willingness of our customers and other parties to transact business with us. These direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on the Company’s businesses, financial condition and results of operations. Negative publicity also could have the effect of heightening the other risks described in this Quarterly Report on Form 10-Q and the risks set forth in the Company’s Annual Report on Form 10-K.
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
A Wells Notice is not a formal allegation or a finding of wrongdoing, but is a preliminary determination by the Staff to recommend to the SEC that a civil enforcement action or administrative proceeding be brought against the recipient. The Company maintains that our actions were appropriate and intends to vigorously defend this matter. The Company has made a Wells submission to the SEC demonstrating why an action against the Company would be unfounded. We intend to engage in further dialogue with the SEC Staff and contest any allegations of wrongdoing. Additionally, the Company understands that other parties, including Brad K. Heppner, also received Wells Notices related to the investigation of GWG Holdings. Mr. Heppner has communicated to the Company that he intends to vigorously defend himself. Individually, Mr. Heppner also made a Wells submission, and he intends to engage in further dialogue with the SEC and contest any allegations of wrongdoing.
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
We are contractually obligated to prepare and file with the SEC multiple registration statements providing for the resale of the substantial majority of the shares of our outstanding Class A common stock, including for shares held by our largest shareholder, the GWG Wind Down Trust (as defined herein), which held approximately 152,701,487 shares of Class A common stock, or approximately 59% of our outstanding shares of Class A common stock, as of December 31, 2023, and has been formed for the purpose of selling shares of our Class A common stock it holds to satisfy claims deriving from the bankruptcy proceedings of GWG. Although the sale of shares of our outstanding Class A common stock do not result in the dilution of the interests of our public shareholders, the resale, or expected resale, of a substantial number of our shares of Class A common stock in the public market could adversely affect the market price for our shares of Class A common stock and make it more difficult for you to sell your shares of Class A common stock at times and prices that you feel are appropriate. Although the prevailing trading price of our Class A common stock is beneath that of the trading price of our Class A common stock at the closing of our Business Combination, certain of the holders of our Class A common stock purchased their shares for prices less than the current trading prices of our Class A common stock and could have an incentive to sell because they will still profit on sales. Further, we have registered for resale a significant amount of our Class A common stock pursuant to the SEPA and our Forward Purchase Agreement, which could result in further substantial dilution and depressed trading prices of our Class A common stock. Pursuant to the SEPA, we may issue and sell up to $250 million of shares of Class A common stock to the Yorkville Investor (as defined therein). The price at which we may issue and sell shares may be at either (i) 95% of the daily VWAP of the Class A common stock for any period commencing on the receipt of the advance notice by the Yorkville Investor and ending on 4:00 p.m. on the applicable advance notice date (“Pricing Option 1”) or (ii) 97% of the lowest daily VWAP of the Class A common stock during the three trading days following a notice to sell to the Yorkville Investor, provided that we are subject to certain caps on the amount of shares of Class A common stock that we may sell on any single day (“Pricing Option 2”). Assuming that (a) we issue and sell the full $250 million of shares of Class A common stock under the SEPA to the Yorkville Investor, (b) no beneficial ownership limitations, and (c) the issue price for such sales is $3.00 or $5.00 per share, such additional issuances would represent in the aggregate approximately 83,333,333 or 50,000,000 additional shares of Class A common stock, respectively, or approximately 24.5% or 16.3% of the total number of shares of Class A common stock outstanding as of December 31, 2023, after giving effect to such issuance. If the beneficial ownership limitation is not waived, we may issue approximately 25,695,237 shares of Class A common stock, or approximately 9.99% of the total number of shares of Class A common stock outstanding as of the date hereof. “Market Price” is defined as, for any Option 1 Pricing Period, the daily volume weighted average price (“VWAP”) of the Class A common stock on Nasdaq during the Option 1 Pricing Period, and for any Option 2 Pricing Period, the lowest VWAP of the Class A common stock on the Nasdaq during the Option 2 Pricing Period. Assuming a (i) Market Price of $2.74, (ii) no beneficial ownership limitations, and (iii) the receipt of stockholder approval to exceed the Exchange Cap, we may issue up to 95,693,779 shares of Class A common stock under Pricing Option 1 and up to 94,062,758 shares of Class A common stock under Pricing Option 2, which would reflect approximately 27.1% and 26.8%, respectively, of the outstanding shares of our Class A common stock as of December 31, 2023, after giving effect to such issuances.
Furthermore, while certain of our stockholders whose securities have been registered for resale (the “Selling Holders”) may experience a positive rate of return based on the current trading price of our Class A common stock, the public stockholders may not experience a similar rate of return on the securities they purchased due to differences in the purchase prices paid by the public stockholders and the Selling Holders and the current trading price of our Class A common stock. The Selling Holders will be able to sell all of their shares of Class A common stock for so long as the respective registration statements registering their securities are available for use.
Our Forward Purchase Agreement could result in an artificial ceiling price for the shares of our Class A common stock given the economic interests of our counterparty.
We have entered into a Forward Purchase Agreement with the Purchaser, pursuant to which the Purchaser agreed to purchase certain shares of Avalon Class A common stock at a purchase price per share of $10.588 for aggregate consideration of $25.0 million, which were converted into shares of Class A common stock and Series A preferred stock upon consummation of the Business Combination. The Series A preferred stock converted in accordance with its terms to shares of Class A common stock, and Purchaser held an aggregate of 2,956,480 shares of Class A common stock following such conversion (the “FPA Shares”). The Forward Purchase Agreement provides for two categories of FPA Shares: (i) 1,064,333 FPA Shares categorized as the “Purchased Shares” and (ii) the remaining 1,892,147 FPA Shares categorized as the “Prepaid Forward Shares”. Upon the sales of the Prepaid Forward Shares, the Purchaser will remit $10.588 per share, or such lesser price per share designated by the Company by written notice setting forth the Designated Price and the number Prepaid Forward Shares that may be sold at such price delivered to Purchaser prior to any such sales, to the Company. On June 8, 2025 (“Maturity Date”), any Prepaid Forward Shares not sold by the Purchaser will be returned to the Company and any remaining amounts in respect of the Prepaid Forward Shares will be retained by the Purchaser, less any amounts still owed to the Company from sales effected prior to the Maturity Date.
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
Under the SEPA, the Company agreed to issue and sell to the Yorkville Investor, from time to time, and the Yorkville Investor agreed to purchase from the Company, up to $250 million of the Company’s shares of Class A common stock. The Company shall not affect any sales under the SEPA and the Yorkville Investor shall not have any obligation to purchase shares of Class A common stock under the SEPA to the extent that after giving effect to such purchase and sale the aggregate number of shares of Class A common stock issued under the SEPA together with any shares of Class A common stock issued in connection with any other related transactions that may be considered part of the same series of transactions, where the average price of such sales would be less than $2.74 and the number of shares issued would exceed 19.9% of the outstanding voting common stock as of December 31, 2023. Thus, the Company may not have access to the right to sell the full $250 million of shares of Class A common stock to the Yorkville Investor, which could have a material adverse effect on our liquidity, financial condition and results of operations.
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
Among other things, as of the Effective Date, the Company held approximately 2.5 million shares of GWG common stock, and the Customer ExAlt Trusts held 9.8 million shares of GWG common stock and $94.8 million of outstanding principal amount of L Bonds. On the Effective Date, all securities issued by GWG, including GWG’s common stock, preferred stock and debt securities (including all L Bonds) were cancelled. Holders of such cancelled securities, including the Company and the Customer ExAlt Trusts, were delivered trust interests (the “New WDT Interests”) in GWG Wind Down Trust. As of September 30, 2023, Ben held 0.8 million interests of Series A1 and 2.5 million interests of Series E of the GWG Wind Down Trust, and the Customer ExAlt Trusts held 82.0 million, 14.5 million, and 9.8 million interests of Series A1, Series A2, and Series E, respectively, of the GWG Wind Down Trust. Through December 31, 2023, the Company has recognized a net loss of $25.9 million related to its interests in the GWG Wind Down Trust (or GWG Holdings, as applicable), and the Customer ExAlt Trusts have recognized a net loss of $192.8 million related to its interest in the GWG Wind Down Trust (or GWG Holdings, as applicable), all of which is reflected in the consolidated financial statements of Ben. If the value of such New WDT Interests received by the Company and the ExAlt Trusts in exchange for their GWG common stock and L Bonds were to continue to significantly drop, the value of the Company’s or the Customer ExAlt Trusts’ holdings of such New WDT Interests would also continue to significantly drop, which could result in a decline in our value and/or have a negative impact on our operating results. Such a decline in the perceived value or operating results of the Company, on a consolidated basis, could ultimately be reflected as a reduction in the market price of our securities, which could adversely influence our ability to raise capital in the future.
Additionally, a subsidiary of the Company has loans to certain Customer ExAlt Trusts in the approximate aggregate principal amount of $145.9 million (net of unamortized discounts), which are collateralized by the New WDT Interests held by these certain Customer ExAlt Trusts. The value and/or availability of the such New WDT Interests to satisfy the loans have been materially impacted as a result of the Chapter 11 Cases and the Second Amended Plan and may also be materially impacted as a result of potential litigation against the Company relating to its transactions with GWG. As of December 31, 2023, an allowance for credit losses of $145.9 million was recorded on these loans, principally related to the decline in the value of the GWG common stock and L Bonds (prior to their cancellation). The allowance for credit losses is eliminated in the presentation of our consolidated financial statements but directly impacts the income (loss) allocable to the Company’s and BCH’s equity holders. We may be required to record additional impairment charges on the loans and a further reduction in the value of the New WDT Interests received in exchange for such L Bonds or GWG common stock could have a material adverse effect on the Customer ExAlt Trust’s ability to repay the current carrying value of the loans.
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
Furthermore, in connection with GWG’s Chapter 11 Cases, the OCB filed a motion seeking standing (the “Standing Motion”) to pursue causes of action that include (i) avoidance actions including challenges to transactions between GWG and the Company under theories of actual or constructive fraudulent transfer, (ii) allege claims for breach of fiduciary duty against former and current Company directors and officers, including Ben’s CEO, for approving such transactions, (iii) advance a basis for the claims that GWG did not receive reasonably equivalent value in these transactions and (iv) seek recovery from the Company and the other named individuals, including Ben’s CEO. More specifically, such challenged transactions relate to (i) GWG’s commitment to loan the Company $65 million that GWG funded in two tranches on May 31, 2019 ($50 million on June 3, 2019 and $15 million on November 22, 2019), (ii) GWG’s purchase of $10 million of equity in the Company on June 12, 2019, (iii) GWG’s capital contribution to the Company of $79 million on December 31, 2019, (iv) $130.2 million in contributions by GWG to the Company pursuant to a Preferred Series C Unit Purchase Agreement, and (v) the Company’s ultimate decoupling from GWG. Additionally, the motion included proposed claims against certain of GWG’s former directors for an illegal dividend under Delaware law and claims for unjust enrichment against certain of GWG’s former directors, individuals and corporate entities affiliated with or controlled by Ben’s CEO, transferees of certain allegedly fraudulent transfers, and certain broker-dealers who marketed and sold L Bonds. The OCB’s Standing Motion stated that the proposed claims could add in excess of $500 million worth of additional value to the Debtors’ estate.
On February 22, 2023, the Company and the Company’s CEO, Brad K. Heppner, filed motions to object to the OCB’s Standing Motion that refutes the allegations. On March 9, 2023, the Debtors, the OCB and LBM entered into the Mediated Settlement in the Chapter 11 Cases, the terms of which were incorporated into the Second Amended Plan. The Second Amended Plan provides for the creation of a Litigation Trust with an initial funding amount of $3 million in cash, and all potential claims and causes of action of the Debtors’ estates against the Company were, unless otherwise settled, assigned to and, potentially may be pursued by the Litigation Trust, including those claims related to the OCB’s Standing Motion. On

June 20, 2023, the Bankruptcy Court entered an order confirming the Second Amended Plan, which became effective on August 1, 2023, and the Standing Motion was deemed to be withdrawn.
In the event that the Litigation Trustee asserts claims against us, whether related to the causes of action described in the Standing Motion or not, we may face significant risk, including the cost of protracted litigation. Even if no litigation is brought by the Litigation Trust relating to the Standing Motion or other claims, or if we prevail in any litigation stemming from the allegations, the existence of the allegations alone could result in reputational harm as a result of negative public sentiment, increased scrutiny from our regulators, and reduced investor and stakeholder confidence. Additionally, the allegations may impact the willingness of our customers and other parties to transact business with us. The Company intends to vigorously defend against any claims should they be brought by the Litigation Trust.
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
Additionally, on December 16, 2022, a former member of the board of directors of Ben Management initiated a private arbitration in the International Court of Arbitration of the International Chamber of Commerce, challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The claimant seeks total damages of $36.3 million plus attorney’s fees and punitive damages. A hearing took place on August 23, 2023, and the arbitrator has notified the parties that the record was officially closed. On December 14, 2023, the parties received notice that a draft award had been submitted by the arbitrator, and the International Court of Arbitration of the International Chamber of Commerce will review the draft award at one of its next sessions. A decision in the arbitration is expected in the near future. The Company denies the claims asserted in the arbitration. Given the uncertainties attendant to litigation, the Company cannot accurately predict the ultimate outcome of this matter or the range of reasonably possible losses. Even if the claims do not result in protracted litigation or are resolved in our favor and the favor of our directors, the time and resources needed to resolve such claims could divert our management’s resources and adversely affect our business.
On February 18, 2022, Shirin Bayati and Mojan Kamalvand, on behalf of themselves and of all others similarly situated, filed a class action lawsuit in the United States District Court for Northern District of Texas against GWG, its former President and Chief Executive Officer, Murray Holland, its former Chief Financial Officer, Timothy Evans, and certain past and present members of the board of directors of GWG and BCG (Roy Bailey, Peter T. Cangany, Jr., David Chavenson, Brad K. Heppner, Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer, and David H. de Weese). The suit alleges that the defendants violated Sections 11, 12, and 15 of the Securities Act by issuing materially misleading statements in a June 3, 2020 registration statement. On April 20, 2022, GWG filed for bankruptcy protection in the Southern District of Texas. On April 21, 2022, the district court ordered all parties to submit statements by May 5, 2022 on whether the automatic stay in bankruptcy extends to the non-debtor defendants. On April 25, 2022, the Lead Plaintiffs filed a Motion for Appointment as Lead Plaintiff and Approval of Their Selection of Lead Counsel. On May 2, 2022, a notice of dismissal was filed, dismissing defendants Peter T. Cangany, Jr., Brad K. Heppner, Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer. On May 12, 2022, the district court extended the bankruptcy stay to all non-debtor defendants, although it permitted a limited modification of lifting of the stay to allow the court to consider the pending lead plaintiff motion. On August 5, 2022, the district court entered an order appointing Thomas Horton and Frank Moore as lead plaintiffs for the putative class. On May 26, 2023, Thomas Horton and Frank Moore, on behalf of themselves and other similarly situated, filed a second class action lawsuit against the Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer and Whitley Penn LLP, alleging Securities Act violations arising out of the Offering.
On March 30, 2023, David Scura and Clifford Day, on behalf of themselves and all others similarly situated, filed a class action lawsuit in the United States District Court for Northern District of Texas against Ben, certain members of the Board (Brad K. Heppner, Peter T. Cangany, Jr., Richard W. Fisher, Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer), certain past members of the board of directors of GWG (Jon R. Sabes and Steven F. Sabes), FOXO and Emerson Equity LLC (“Emerson”) (the “Scura Action”). The suit alleges that the defendants defrauded GWG investors in connection with the sale of GWG’s L Bonds and preferred stock, and it asserts claims on behalf of a putative class consisting of all persons and entities who purchased or otherwise acquired GWG’s L Bonds or preferred stock of GWG between December 23, 2017 and April 20, 2022. The suit alleges that (i) the Company, the individual defendants, and FOXO violated Sections 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, (ii) that the individual defendants violated Section 20(a) of the Exchange Act and (iii) that Emerson violated Section 15(c)(1)(A) of the Exchange Act. On May 3, 2023, Thomas Horton and Frank Moore, in their capacities as the lead plaintiffs in the Bayati Action, filed a motion to lift the automatic stay in the Chapter 11 Cases in order to file a motion in the Northern District of Texas seeking to consolidate the Bayati and Scura Actions under the Private Securities Litigation Reform Act. On June 8, 2023, the plaintiffs in the Scura Action filed a voluntary notice of dismissal without prejudice.
On August 16, 2023, Thomas Horton and Frank Moore, in their capacities as the Lead Plaintiffs in the Bayati Action, filed a notice regarding the confirmation of the Debtors’ Chapter 11 plan in the GWG bankruptcy, a motion seeking to lift the bankruptcy stay and a motion to consolidate the Bayati and Horton Actions. On September 12, 2023, the court entered an order consolidating the Bayati and Horton Actions. The court ordered that the consolidated action shall bear the caption In re

GWG Holdings, Inc. Securities Litigation. The court lifted the bankruptcy stay and ordered the Lead Plaintiffs to file a new consolidated complaint within 20 days. On October 2, 2023, the Lead Plaintiffs filed a Consolidated Class Action Complaint against the Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer (the “Ben Individual Defendants”), Murray T. Holland, Timothy L. Evans, David H. de Weese, Roy W. Bailey, David F. Chavenson, and Whitley Penn LLP, alleging Securities Act violations arising out of the Offering. The complaint alleges that the individual defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act, and further alleges that the Company violated Section 15 of the Securities Act. The Company and the Ben Individual Defendants filed a motion to dismiss the complaint on November 7, 2023. On January 4, 2024, defendants David Chavenson and David H. de Weese filed a joint motion to dismiss. The Lead Plaintiffs’ deadline to respond to the various motions to dismiss is February 20, 2024, and replies are due March 21, 2024. The remaining defendants have not yet responded to the complaint, as the deadlines to respond still extend to January 2024. The Company and the Ben Individual Defendants intend to vigorously defend themselves in the litigation.
On October 27, 2023, David Scura filed a petition in Dallas County District Court against Brad K. Heppner, Jon R. Sabes, Steven F. Sabes, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer, the Company and FOXO, alleging violation of the Texas Securities Act, common law fraud, unjust enrichment, and civil conspiracy to defraud. Also on October 27, 2023, Clifford Day and Carla Monahan filed a petition in Dallas County District Court against the same defendants, alleging the same claims. The parties have agreed to move the defendants’ deadline to respond to the petition to February 19, 2024. The Company and the Ben Individual Defendants intend to vigorously defend themselves in the litigation.
We have debt outstanding that could adversely affect our financial flexibility and subjects us to restrictions and limitations that could significantly impact our ability to operate our business.
As of December 31, 2023, we had approximately $126.0 million of debt (including unamortized premium thereon), which is derived from (i) the HH-BDH Credit Agreement with HH-BDH, an entity affiliated with Hicks Holdings, of which Mr. Hicks is the managing member; and (ii) BCH’s secured loans with HCLP, that is an indirect subsidiary of Highland Consolidated, LP. The majority of HCLP is indirectly owned by The Highland Investment Holdings Trust, of which Mr. Heppner and his family are the beneficiaries. Mr. Heppner is a trustee but does not possess any discretionary authority with respect to the management, distribution or administration of the trust’s current assets (including HCLP). The level of debt outstanding each period could adversely affect our financial flexibility. We also bear risk at the time our debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our purchase of alternative assets and planned capital expenditures will depend on our ability to generate cash from operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising interest rates.
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
•making any restricted payment, including dividends or other distributions with respect to any equity interests of any person, including the Company; and
•issuing any securities that are senior to the BCH Preferred A.1 or the BCH Preferred A.0.

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
As of December 31, 2023, we had approximately $126.0 million of debt (including unamortized deferred financing costs thereon), which includes (i) $23.7 million (including unamortized discount thereon) derived from the Term Loan with HH-BDH and (ii) $102.3 million (including unamortized premium thereon) derived from BCH’s secured loans with HCLP, a Delaware limited liability company, that is an indirect subsidiary of Highland Consolidated, LP. Furthermore, we could raise additional debt to fund our operations. Our indebtedness could have significant effects on our business and the holders of our equity. For example, it could:
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
Ben, through its subsidiaries, is a party to the HCLP Loan Agreement with HCLP. HCLP is an indirect subsidiary of Highland Consolidated, LP and Ben’s CEO is a beneficiary and trustee of the trusts that control and are the partners of Highland Consolidated, LP; however, he has relinquished his authority as a trustee of such trusts with respect to Highland

Consolidated, L.P. The HCLP Loan Agreement provides for accruing interest at the rate of 9.5%, and is guaranteed by affiliates of BCH as borrower. It contains standard provisions, including customary events of default and termination events and related covenants. As of December 31, 2023, approximately $102.3 million (including unamortized premium thereon) of debt was outstanding under the HCLP Loan Agreement (the “HCLP Loan”).
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
Furthermore, the HH-BDH Credit Agreement is secured by pledges of substantially all of the assets of Beneficient Financing, BCH’s equity interests in Beneficient Financing, 97.5% of the equity interests held by a certain Custody Trust which, as of December 31, 2023, represents approximately 38.6% of all assets held by the Customer ExAlt Trusts, and certain deposit accounts. Furthermore, pursuant to the terms of the Letter Agreement entered into in connection with the HH-BDH Credit Agreement, if HH-BDH and/or BCH default under the HH-BDH Credit Agreement and such default results in a foreclosure on, or other forfeiture of, the Pledged Equity Interests, BCH will be required to issue Replacement Equity Interests to Hicks Holdings.
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

On February 6, 2024, Ben Liquidity entered into agreements to finance liquidity transactions with respect to a limited partner interest with a NAV of $2.0 million. Pursuant to such transaction, the Customer ExAlt Trusts acquired a limited partner interest, and in exchange for such interest, the customer received 200,000 shares of the Company’s Series B-2 preferred stock, with such Series B-2 preferred stock being convertible into shares of the Company’s Class A common stock. The issuance of the Series B-2 preferred stock pursuant to the Transaction was not registered under the Securities Act and was issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. The Series B-2 preferred stock is convertible into Class A common stock initially at a conversion price of $0.40 per share. The B-2 Conversion Price is subject to reset from time to time and a floor price of $0.20 per share. A maximum of 10,000,000 shares of Class A common stock may be issued upon conversion of the Series B-2 preferred stock.
On February 6, 2024, the Company issued 20,000 shares of Series B-3 preferred stock to a consultant of the Company, with such Series B-3 preferred stock being convertible into shares of the Company’s Class A common stock, to a consultant of the Company. The issuance of the Series B-3 preferred stock was not registered under the Securities Act and was issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. The Series B-3 preferred stock is convertible into Class A common stock initially at a conversion price of $0.35 per share. The B-3 Conversion Price is subject to reset from time to time and a floor price of $0.175 per share. A maximum of 1,142,857 shares of Class A common stock may be issued upon conversion of the Series B-3 preferred stock.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
During the three months ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.1.3
Certificate of Designation of Beneficient Series B-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on August 2, 2023).

3.1.4
Certificate of Designation of Beneficient Series B-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on February 6, 2023).

3.1.5
Certificate of Designation of Beneficient Series B-3 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on February 6, 2023).

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

BENEFICIENT

Date: February 14, 2024	By:	/s/ Brad K. Heppner
Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Date: February 14, 2024	By:	/s/ Gregory W. Ezell
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)