Form 10-K
period 2024-03-31
Beneficient
filed 2024-07-09
CIK 1775734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of September 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock was $78,937,585, computed by reference to the closing sales price of $207.20 per share and number of shares outstanding held by non-affiliates of the registrant (each as adjusted for the registrant’s reverse stock split).
As of July 5, 2024, Beneficient had 4,006,365 shares of Class A common stock outstanding and 239,257 shares of Class B common stock outstanding.
Documents Incorporated by Reference
None.

BENEFICIENT
Annual Report on Form 10-K for the Year Ended March 31, 2024

i

EXPLANATORY NOTE
The number of outstanding units, weighted average number of outstanding units, loss per common unit, equity-based compensation and other financial amounts previously expressed on the basis of common units have been retroactively restated on the basis of Common Stock (as defined below) to reflect the conversion of the BCG (as defined below) common units to Common Stock. This “Explanatory Note” details the series of transactions necessitating the retroactive restatement. For further information, see Note 4, De-SPAC Merger Transaction, to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a discussion of the conversion of certain BCG equity instruments to Common Stock.
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
On June 6, 2023, immediately prior to the Conversion, BCG was recapitalized (the “BCG Recapitalization”) as follows: (i) the limited partnership agreement of BCG was amended to create one new subclass of BCG common units, the Class B Common Units (the “BCG Class B Common Units”), and the existing common units were renamed the Class A Common Units (the “BCG Class A Common Units”); and (ii) certain holders of the Preferred Series A Subclass 1 Unit Accounts of Beneficient Company Holdings, L.P. (“BCH” and such units, the “BCH Preferred A-1 Unit Accounts”) entered into conversion and exchange agreements (the “BCG Conversion and Exchange Agreements”) with BCG and BCH, pursuant to which they converted certain BCH Preferred A-1 Unit Accounts to Class S Ordinary Units of BCH (“BCH Class S Ordinary Units”), which were then contributed to BCG in exchange for BCG Class A Common Units.
Prior to the Conversion, the Company’s outstanding equity interests consisted of common units, one series of preferred units, and noncontrolling interests. Pursuant to the Conversion, each BCG Class A Common Unit converted into 1.25 shares of Class A common stock, par value $0.001 per share (“Class A common stock”), each BCG Class B Common Unit converted into 1.25 shares of Class B common stock, par value $0.001 per share (“Class B common stock” and together with the Class A common stock, the “Common Stock”), and the capital account balance of the Preferred Series B Subclass 2 Unit Accounts of BCG (“BCG Preferred B.2 Unit Accounts”) converted into shares of Class A common stock at a rate based on a 20% discount to the $800.00 valuation of the Class A common stock (or $640.00). As a result, in the Conversion, we issued 1,076,462 shares of Class A common stock with respect to the BCG Class A Common Units, 239,256 shares of Class B common stock with respect to the BCG Class B Common Units and 1,175,632 shares of Class A common stock with respect to the BCG Preferred B.2 Unit Accounts.

In order to maintain its listing on The Nasdaq Stock Market, LLC (“Nasdaq”), the Company effected a reverse stock split of its Common Stock at a ratio of eighty (80) to one (1) and a simultaneous proportionate reduction in the authorized shares of each class of Common Stock as required by Nevada Revised Statues (“NRS”) Section 78.207 (the “Reverse Stock Split”). The Company’s Class A common stock commenced trading on a post-reverse stock split basis at market open on April 18, 2024. Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise or conversion of the Company’s equity award, warrants, and other equity instruments convertible into common stock, as well as the applicable exercise price. All share and per share amounts of our Common Stock presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the Reverse Stock Split.
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
•our failure to meet the continued listing requirements of Nasdaq could result in our Class A common stock being delisted from Nasdaq;
•the resulting market price of our Class A common stock following the Reverse Stock Split may not attract new investors, and it is not certain that the Reverse Stock Split will result in a sustained proportionate increase in the market price of our Class A common stock;
•the transfer of GWG Holdings Inc.’s (“GWG Holdings” or “GWG”) assets to the GWG Wind Down Trust and the Litigation Trust (each as defined herein) pursuant to the Second Amended Plan (as defined herein) could create significant uncertainties and risks for our continued operations and materially and adversely impact our financial operating results;
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
•we have been involved in a now-terminated SEC investigation and may be subject to other regulatory investigations and proceedings;
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
•our current inability to raise sufficient capital, recurring losses from operations, negative cash flows from operations, delays in executing our business plans, and the results of the recent equity awards arbitration in which over $55 million in compensatory damages were awarded to the claimant raises substantial doubt regarding our ability to continue as a going concern. If we are unable to obtain sufficient additional funding, do not have access to capital, or are not successful in negotiating a settlement with the claimant or otherwise reducing the potential current cash requirements associated with the arbitration, we may be required to terminate or significantly curtail our operations;
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
•we historically had a substantial amount of goodwill and intangible assets, which we have been, and may in the future be, required to write down the value of our intangible assets and goodwill due to impairment;
•we are subject to repayment risk in connection with our liquidity transactions;
•transfer restrictions applicable to alternative assets may prevent us from being able to attract a sufficient number of Customers (as defined herein) to achieve our business goals;
•our operations, products and services may be negatively impacted by changes in economic and market conditions;
•shares of Class A common stock and Series A and Series B preferred stock issued by Beneficient are structurally subordinated to interests in BCH, a subsidiary of Beneficient;
•allocations of write downs in the value of our intangible assets and goodwill due to impairment will result in a decrease in the capital account balance of the Class A Units of BCH (the “BCH Class A Units”) indirectly held by the Company;
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
•the Company may engage in transactions that represent a conflict of interest, with the review of such transactions subject to the Nevada statutory business judgment rule; and
•other risks, uncertainties and factors set forth in this Annual Report on Form 10-K, including those set forth under the section titled “—Risk Factors.”
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report on Form 10-K. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
v

PART I
ITEM 1 — BUSINESS
Overview
We are a technology-enabled financial services holding company that provides simple, rapid, and cost-effective liquidity solutions and related trustee, custody and trust administrative services to participants in the alternative asset industry. Through our business line operating subsidiaries (each a “Ben Business Unit” and collectively, the “Ben Business Units”), Ben Liquidity, Ben Custody, and Ben Markets, we seek to provide solutions in the alternative asset investment market for individual and institutional investors, general partners and sponsors (“GPs”) and the alternative asset funds they manage (“Customers”). Following receipt of regulatory approval, our Ben Business Units are expected to include an additional business line, Ben Insurance Services.
Through Ben Liquidity, we finance liquidity and primary capital transactions for our Customers through our subsidiary, Beneficient Fiduciary Financial, L.L.C. (“BFF”), a Kansas trust company regulated by the Office of the State Banking Commission (“OSBC”) and operated as a Technology-Enabled Fiduciary Financial Institution (“TEFFI”), under the Kansas Technology-Enabled Fiduciary Financial Institutions Act (the “TEFFI Act”) using a proprietary trust structure that we implement for our Customers (we refer to such trusts collectively as the “Customer ExAlt Trusts”). Through Ben Custody, we offer an extensive line of trustee and custody services, alternative asset trust administration, and data management services to the trustees of the Customer ExAlt Trusts and other Customers through BFF, and other of our subsidiaries. Through Ben Markets, we provide broker-dealer services through our subsidiary, AltAccess Securities Company, L.P. (“AltAccess Securities”), a Financial Industry Regulatory Authority (“FINRA”) member and Securities and Exchange Commission (“SEC”) registered broker-dealer, and transfer agent services through our subsidiary, Beneficient Transfer and Clearing Company, L.L.C. (“Beneficient Transfer”), an SEC registered transfer agent, each in connection with offering our liquidity products. Additionally, Ben Insurance Services plans to provide insurance products and services to certain “affiliates” (as defined in the Kansas Captive Insurance Act), including the Customer ExAlt Trusts, custody accounts and other trusts for which BFF serves as trustee or custodian, to cover risks attendant to the ownership, management and transfer of alternative assets and financings related to alternative asset transactions. Our subsidiary, Beneficient Insurance Company, L.L.C. (“BIC”), has filed an application for an insurance charter with the Commissioner of Insurance of the State of Kansas. Additionally, BIC’s wholly-owned subsidiary, PEN Indemnity Insurance Company, LTD. (“PEN”) has been registered and licensed as a Class 3 insurer with the Bermuda Monetary Authority under the Bermuda Insurance Act of 1978, and Ben Insurance Services plans to seek approval from the Bermuda authorities for PEN to become operational. Pending approval from the Bermuda authorities, PEN would advise on, retrocede and re-insure policies consistent with those policies underwritten domestically by BIC.
Each of our liquidity, primary capital, custody, trustee, trust administration, transfer agent and broker-dealer products and services are structured to be deliverable to our Customers through our online digital platform, AltAccess. AltAccess serves as the centralizing hub of our business and is an interactive, secure, end-to-end portal through which Customers select among our products and services and complete transactions in a regulated environment. Our internal technology team developed Ben’s AltAccess enterprise software systems and managed services, which consist of an integrated array of proprietary and third-party software solutions curated together to power the AltAccess platform enabling our Customers to access our products and services, select those that fit their specific needs and close transactions with Ben. The AltAccess platform is designed to ultimately be provided through a software as a service (“SaaS”) model to multiple intermediaries, including commercial lenders, and to be accessed through an application programming interface (“API”) for these intermediaries to deploy in their businesses.
AltAccess is designed to operate seamlessly across the Ben Business Units, each of which are subject to regulation by various state and federal regulatory agencies. We believe Ben’s utilization of a centralized portal as a core capability and tool for our Customer’s seamless access to a range of alternative assets products and services is unique in the industry. In conducting its trustee, custodial, fiduciary financing and other authorized operations, BFF is regulated by the OSBC (the OSBC does not regulate the entirety of Beneficient). As a result, our AltAccess platform is periodically examined by the OSBC, and is further assessed by a third-party organization to ensure System and Organizational Controls (“SOC”) 2 type 2 and SOC 3 compliance for the benefit of our Customer users.
Our Market
Ben is on a mission to profoundly innovate the approximately $15.31 trillion global alternative asset investment market by disrupting what we consider outdated, inefficient, cost prohibitive and time-consuming processes to access early liquidity and for capital formation in our market. Investments in these types of alternative assets are inherently illiquid and thus require an investor
1 Source: Preqin, all private capital assets under management as of September 30, 2023.

to have unique skills, resources and flexible and extended timelines to realize liquidity. However, our Customers that invest in alternative assets often require near-term liquidity, long-term primary capital and continuously evolving tools because an investor’s investment capital is typically locked-up for ten or more years.
We estimate that the unmet demand for liquidity from our target market of mid-to-high-net-worth (“MHNW”) and small-to-mid-sized (“STMI”) institutional investors is over $61 billion2,3 annually. And as our target markets grow in size and increase their allocations to alternative investments, we estimate the unmet demand for liquidity to grow to over $100 billion4 within the next five years. Further, as fund sponsors continue to launch new products and face an increasingly competitive and challenging fund-raising environment, Ben estimates the potential demand for primary commitments to meet fundraising needs, which we can finance from our balance sheet, to be up to $330 billion5. Lastly, general partner-led restructurings continue to drive a meaningful share of the overall secondary market deal flow. Ben is well positioned to compete for opportunities in this $106 billion6 market based on several factors that help define this large and growing target market. Our focus is to continually disrupt the old ways of operating in the alternative investment industry by introducing innovative new solutions for the future to address this unmet demand for liquidity, primary capital and tools to successfully navigate the alternative asset markets.
As alternative investments have proliferated globally among investor types, so has the need and demand for innovation relating to liquidity and capital formation. Increased industry innovation helped capital formation and democratize access into alternative investments. In fact, there is now over $2.7 trillion7 of net asset value owned by Ben’s target markets in the U.S. alone. While this industry has been slow to innovate for the democratization of early liquidity from alternative investments, Ben’s innovations are designed to fill that void and continue to meet the growing demand for capital formation.
Recent Products and Services Innovations
Over the past several years, our innovation has resulted in the development and introduction of a series of new market solutions to address this unmet demand with our three core liquidity and primary capital products, ExchangeTrust, LiquidTrust and InterchangeTrust, each of which employ our fiduciary and other services. These solutions are made available to our target markets through our dedicated Originations group, which identifies and engages Customers in need of early liquidity and our General Partner Solutions (“GP Solutions”) group, which is specifically focused on partnering with GPs navigating the myriad of options that exist for fund restructurings, limited partnership liquidity and primary commitments. Alternative asset investors and fund sponsors may choose from among our ExchangeTrust, LiquidTrust and Interchange Trust product line-up, as available, and transact directly with Ben as principal and not as an intermediary.
•Our ExchangeTrust product was developed to facilitate the exchange of our Customers’ alternative assets for our publicly traded securities (or securities convertible into our publicly traded securities), which may provide for earlier liquidity opportunities and assist with fund management objectives. By offering ExchangeTrust products through our General Partner Solutions group, we are also able to assist GPs with their fundraising objectives while immediately deploying capital into our equity.
•Our LiquidTrust product facilitates that delivery of cash consideration in exchange for Customers’ alternative assets. This product is not currently available and is only offered as BFF’s available cash permits.
•Combining the features of both our ExchangeTrust and our LiquidTrust products, our InterchangeTrust product allows our Customers to exchange their alternative assets for a mix of cash and our publicly traded securities (or securities convertible into our publicly traded securities) to gain earlier liquidity or primary capital that meets their unique needs.
In support of our core liquidity and primary capital products, we provide the Customer ExAlt Trusts and our other Customers an extensive line of complementary trustee and custody services, trust administration, transfer agent and broker-dealer services – all in a regulated environment.
•Our flagship service includes our online Customer experience and journey on our proprietary AltAccess platform that our technology team specifically developed for Customers to achieve earlier liquidity, secure primary capital
2 Data from Preqin, a widely accepted commercial private equity database and Ben’s own proprietary assumptions and calculations of MHNW and STMI alternatives AUM and turnover, which use data from Spectrum Group, Setter Capital, Capgemini, KKR, RBC-Campden, Cerulli, Goldman Sachs, Preqin, With Intelligence, and Credit Suisse.
3 This estimate relies on certain of our assumptions regarding the U.S. market, including, but not limited to, the amount of wealth held by MHNW investors, the amount of MHNW wealth allocated to alternative assets, the size of the private equity market, the share of the private equity market held by MHNW investors, the share of the private equity market held by STMI investors, the share of STMI assets in hedge fund assets, the value of STMI investors’ alternative assets, the turnover rate for alternative assets in the secondary market, and the secondary market demand.
4 Ben proprietary assumptions and calculations using data from Setter Capital and Preqin (for MHNW and STMI turnover rate) and calculations using data from Setter Capital and Preqin (for large institutional and UHNW turnover rate).
5 Preqin database, accessed in 2024.
6 Setter Capital Volume Report FY 2023.
7 Supra notes 2 and 3.

and is under development to ultimately provide Customer access to an array of fiduciary and other services expected to be available for which Customers would pay a platform subscription fee at the time they select and purchase a particular product or service.
•In the near future, AltAccess is also expected to be able to provide our Customers access to our trustee services for alternative asset digitization. Ben’s proprietary process would digitize alternative assets through the creation of a controllable electronic record (“CER”) representing a transferable digital twin of the alternative asset. Concurrently, we expect to launch online services that would facilitate, as necessary, the attachment of security encumbrances and lien interests with respect to CERs representing ownership of a Customer’s alternative assets and provide for the associated electronic filing under the Uniform Commercial Code with each applicable Secretary of State. We are not aware of any other company providing this unique online service to commercial lenders and, once brought to market, we believe this would represent the first online opportunity for owners of alternative assets to efficiently borrow against or margin their alternative assets in a regulated environment with commercial lenders and brokerage firms who require a perfected security interest as a condition to lending.
•Whether it’s traditional custody, sub-custody or safekeeping of physical alternative asset securities or alternative assets digitized by Ben, we offer each of these services under the regulatory supervision of our subsidiary’s banking regulator, the OSBC (the OSBC does not regulate the entirety of Beneficient). Our alternative asset data management capabilities include the ability to produce near-time estimated valuation quotations and investment reporting data analytics on most alternative assets under our custody or sub-custody.
We are exploring ways to leverage our intellectual property to expand these complementary products and services in order to offer novel insurance products and services designed to cover risks attendant to owning, managing and transferring alternative assets. We are not aware of any other company solely focused on serving as a fiduciary to provide both liquidity and primary capital with an embedded array of services for our Customers.
Our Customers
Over 3,400 U.S. companies and investment managers8 seek providers of near-term liquidity and primary capital providers who are regulated to serve in a fiduciary capacity and are dedicated to serving the needs of participants in the alternative asset investment industry today. In contrast to the current Alternatives Market, we have engineered Ben to focus on the unmet needs of the emerging segment of the market for liquidity and primary capital comprised of MHNW investors, STMI investors, FAMOs and investment advisers, sponsors, general partners and the funds that they manage. We estimate the subset of MHNW and STMI investors to be an addressable market of approximately $61 billion. To ensure that Ben becomes relevant to all target markets that we have been built to serve, we have created a team, developed technologies and aligned resources to specifically focus on three distinct channels of distribution for our products and services. These selected channels include wealth advisory platforms, fund sponsor networks and direct-to-investor applications. In the near term, Ben continues its focus on the fund sponsor network distribution channel through which we provide our suite of GP Solutions and in the future plans to extend its focus to MHNW investors, SMTI investors and FAMOs. These solutions include liquidity products structured for funds managed by general partners looking to extend the holding period or restructure the ownership of their fund-held investments, in both cases, to provide earlier liquidity to the limited partners in their funds. Our primary capital products include funding commitments through our ExAlt Plan loan structure to assist general partners and their funds in reaching their fund-raising objectives while immediately deploying capital into our equity. Our suite of GP Solutions integrates with Ben’s other products and services tailored to meet the needs of participating general partners and the funds they manage. Our GP Solutions and products and services for MHNW and STMIs deliver liquidity and primary capital for 7 asset classes of alternative assets that our Customers may hold.
Our Key Differentiators
Ben’s Tech Platform for Customer Engagement & Transactions: AltAccess Enterprise Software Systems
Because we envisioned Ben predominantly engaging and transacting with Customers online, we operate as a technology-enabled fiduciary financial services holding company. BFF serves our Customers in a regulated fiduciary capacity providing financing for secure, rapid, and cost-effective liquidity and primary capital solutions and other fiduciary services, including related custody, trustee, data management and trust administrative services to the Customer ExAlt Trusts and participants in the alternative asset industry – all of which we expect to ultimately be available online. Our liquidity and primary capital, custody, trustee, trust administration, transfer agent and broker-dealer services are designed to be deliverable to our Customers through our digital platform, AltAccess. AltAccess serves as the centralizing hub of our business and is an interactive, secure online entry point through which our Customers receive end-to-end delivery of liquidity, primary capital
8 Number of U.S.-based private markets investors estimated as all SEC-registered advisers that have filed a Form ADV to report private funds multiplied by the concentration (by percentage of NAV) of U.S.-based advisers’ main office location. U.S. Securities and Exchange Commission Division of Investment Management Analytics Office “Private Fund Statistics: First Calendar Quarter 2023” (October 16, 2023), Table 2, at p. 4 & Table 12 at p. 14. value of STMI investors’ alternative assets, the turnover rate for alternative assets in the secondary market, and the secondary market demand.

and our other services. BFF and our other subsidiaries deliver these products to our Customers through secure transactions subject to regulation through every step of the transaction process. AltAccess facilitates a seamless and efficient transaction experience through an online and customer-friendly portal. We have identified the aspects of each liquidity transaction that can be automated through the AltAccess portal and to date have automated 77% of those items and are working towards automating the remainder. We believe the automation of the transaction process may improve internal controls compliance, accuracy, and accelerated closing timelines.
Our Intellectual Property (“IP”) and Technology Solutions
Our operating subsidiaries employ Ben’s patent-pending systems and methodologies in connection with delivering financing for liquidity and primary capital coupled with other fiduciary and other services in a seamless, efficient manner. Our key intellectual property is embedded in Ben’s system-wide intelligence, which currently includes computer implemented algorithmic systems forming the basis for our seven patent-pending inventions, our copywritten AltAccess software enterprise application and Ben’s patent-pending ExAlt Plan product loan structure for delivering liquidity and primary capital to our Customers. We believe that this system-wide intelligence will ultimately drive Customer engagement, efficient transaction management processes and the delivery of our products and services. Our intellectual property has been engineered to facilitate superior Customer experiences for early exit solutions and primary capital commitments, alternative asset custody services, as well as alternative asset indicative quotes on more than 80,000 alternative asset funds within seconds. Ben is subject to regulatory oversight and proactively obtains other certification to ensure the soundness and security of our systems and processes that depend on our intellectual property. By continuing to expand and enhance our system-wide intelligence, Ben aims to continuously improve our internal transaction management processes and cost efficiency when transacting with our Customers.
Our Statutory and Regulated Customer Transaction EcoSystem
Our Customers benefit from AltAccess’ design to facilitate rapid and efficient transactions with Ben within a secure customer transaction ecosystem subject to regulatory oversight. In order to promote Customer confidence, Ben openly sought and embraced regulation, transparency and oversight as we introduced our capabilities to the alternative asset market. We believe these operating principals results in better outcomes for all participants. We finance liquidity and primary capital transactions for our Customers and provide an attendant series of fiduciary and other services through our subsidiary, BFF, a Kansas-regulated trust company operating as a TEFFI, under the TEFFI Act using a proprietary trust structure that we implement for our Customers. As a Fiduciary Financial Institution and trust company, BFF is subject to regular examinations by the OSBC of its fiduciary financing, services and other authorized activities and Kansas legislative joint committee oversight. Additionally, to facilitate the delivery of our products and services, AltAccess Securities operates as a FINRA member and SEC registered broker-dealer and Beneficient Transfer operates as an SEC-registered transfer agent. Ben remains committed to delivering our products and services in a manner that provides our Customers with the confidence that comes with working with a fiduciary in a secure customer transaction ecosystem subject to regulatory oversight, which we believe differentiates Ben from other competitors.
OptimumAlt Endowment Model
Ben’s balance sheet strategy for ExAlt Loan origination is built on the theory of the portfolio endowment model for the fiduciary financings we make by utilizing our patent-pending computer implemented technologies branded as OptimumAlt. Our OptimumAlt endowment model balance sheet approach guides diversification of our fiduciary financings across seven asset classes of alternative assets, over 11 industry sectors in which alternative asset managers invest, and at least six country wide exposures and multiple vintages of dates of investment into the private funds and companies. Proper diversification has aided in generating past revenues consistent with Ben’s managed revenue strategy and has provided economic exposure to some of the most exciting, sought after private funds and private company names worldwide, currently including:
•The largest private space exploration company;
•An innovative software and payment systems provider;
•A designer and manufacturer of shaving products;
•A large online store for women’s clothes and other fashionable accessories that has announced intentions to go public; and
•A mobile banking services provider, among others.
ExchangeTrust Product Plan
As Ben Liquidity closes liquidity and primary capital transactions with our Customers, the ExAlt Loan Collateral Portfolio is expected to proportionately increase. Our plan is to grow and scale our capital commensurate with the demand for liquidity and primary capital products and in a manner that strengthens Ben’s balance sheet over time. In order to achieve an optimized risk adjusted return and diversification under our OptimumAlt endowment model, operational economies of scale, improved margins and tangible book value for our shareholders, the Board has approved the launch of a plan (the “ExchangeTrust

Product Plan”) to complete up to $5 billion of fiduciary financings to Customer ExAlt Trusts through ExchangeTrust transactions. The ExchangeTrust Product Plan requires that each fiduciary financing to a Customer ExAlt Trust under the plan would be subject to pre-qualification and be priced based on an automated formula-based pricing model (the “Formula-Based Financing”). Once an ExchangeTrust transaction has cleared underwriting and risk pre-qualification, the formula is designed to automatically price the fiduciary financing to the Customer ExAlt Trust to achieve a required risk-adjusted return expected to be accretive to our stockholders. Our objective is to further facilitate market adoption of our fiduciary services, including our liquidity and primary capital products, and potentially improve the economic efficiency of effecting the OptimumAlt endowment model balance sheet strategy. As a result of the adoption of the ExchangeTrust Product Plan and efficiencies in connection with the Formula-Based Financing, we believe we will ultimately be able to reduce our transaction closing timeline to 15 days, in contrast to the up to 15 months it could take to close a transaction through existing market solutions.
Simpler, Cost-effective and Accelerated Timelines that Outpace the Industry
Central to our business model is the belief that it is possible to provide MHNW individuals, STMI and GP Customers with a simple, rapid and cost-effective liquidity and primary capital experience through technological innovation and ingenuity in as few as 15 days. Existing competitors generally deliver complex, heavily negotiated transactions that involve significant time and cost. The complexity and cost of these existing approaches render the current market solutions impractical or impossible for smaller holders of alternative assets to achieve liquidity or secure primary capital on acceptable terms. By deploying our modernized, digital and regulated AltAccess platform and our patent-pending ExAlt Plan loan structure, we can provide earlier exit options and primary capital financing in as little as 15 days for most sub-classes of alternative assets and vehicle types. Our ExAlt Plan products utilize simplified and standardized transaction documents that meet applicable regulatory standards to ease the administrative burden on our Customers. Moreover, as a result of the approval of the ExchangeTrust Product Launch (as defined below), we believe we may be able to ultimately reduce transaction closing timeline to as few as 15 days, in contrast to the up to 15 months it could take to close a transaction through existing market solutions. This accelerated transaction process compared to industry averages provides certainty on price, cost and closing timelines and stands in contrast to other liquidity solutions that typically implement an auction-based process.
Diversified Revenue Strategy
Our primary business of financing liquidity and primary capital is coupled with a suite of complementary fiduciary and other financial products and services designed to address many of the challenges alternative asset market participants face in connection with their ownership, management and transfer of alternative assets. Our revenue model leverages our differentiating ExAlt PlanTM structure and unique competitive advantages to generate diversified revenue streams through our Ben Business Units. The economics of our suite of products and services not only reflects Ben Liquidity’s diversified revenue strategy that aims to generate up to 30% in service fees from the transactions and services offered separately to Customers, but also embeds our liquidity and primary capital products that generate the other 70% or more of our revenues. Our service revenues include fees for providing custody, trustee, data and administrative services along with transaction-oriented fees for providing transfer agency and brokerage services related to our fiduciary financings. Additionally, Ben Liquidity and Ben Custody earn revenue from interest and fees, which are eliminated in consolidation, on the ExAlt Loans between Ben Liquidity and the Customer ExAlt Trusts. We offer our liquidity and primary capital products for our Customers as fiduciary financings, which are collateralized by alternative assets pursuant to the TEFFI Act under which BFF is chartered. The ExAlt Loans structure creates relatively stable net interest income that is partially insulated from changes in the net asset value of the alternative assets held by the Customer ExAlt Trusts.
Market Awareness Strategy
At Ben, we employ a cost effective, data driven approach designed to identify potential Customers. Using third-party data, internal system intelligence and Ben’s own networks, Ben creates awareness campaigns to engage with Customers who we believe could benefit from our products and services. Unlike some secondary fund liquidity market competitors who may be only in the market for a limited period of time and market to a limited number of investors, as a permanent capital company, Ben believes it will be able to leverage building long term brand and product awareness to a larger target market through strategic marketing initiatives. Our initiatives include targeted awareness campaigns to potential Customers through media, print and online channels. Following such campaigns, Ben utilizes industry-leading technology to evaluate the campaign’s (i) brand and product awareness, (ii) general Customer engagement with Ben’s platform, and (iii) the likelihood that a potential Customer intends to purchase Ben’s products and services. The analytic tools produce the conversion results from one stage to the next for each of the above items. We believe these initiatives and analytical tools for evaluating the success of our awareness campaigns will enable us to reach a meaningful percentage of our target customer market in a cost-efficient manner.

Leadership Driven Results
We built Ben from the ground up as a scalable, technology-enabled fiduciary financial services company to address what we estimate to be $61 billion in emerging demand for liquidity and primary capital for alternative asset investment by our Customers. Ben’s business success to date demonstrates the demand for and relevance of our products and services for our Customers. Our management team has closed over $1.1 billion in transactions with our liquidity and primary capital products with MHNW and STMI investors and our suite of GP Solutions. Our leadership team is not content with the current state of the alternative asset investment industry and intends to disrupt the status quo. Driven by our founder’s strategically disruptive approach, we are focused on profound innovation in areas across our industry and are committed to continuing the development of new, innovative and diverse products and services. Furthermore, our leadership team includes many industry veterans with broad fiduciary, investing and operating experience in relevant industries, and the benefit of guidance of a world-class Board representing fiduciary, legal, investment, capital markets and economic policy expertise.
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
Instead, the interest and fee income earned by Ben Liquidity and Ben Custody (each as described below) from the Customer ExAlt Trusts, which are eliminated in the presentation of our consolidated financial statements, directly impact the share of net income (loss) attributable to Ben’s equity holders and BCH’s equity holders. First, such eliminated amounts are earned from, and funded by, the Customer ExAlt Trusts, which are a noncontrolling interest. As a result, the eliminated amounts earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts serve to increase the attributable share of net income (loss) to Ben and BCH equity holders. Second, the terms of the BCH limited partnership agreement provide that certain BCH income constituting the Excluded Amounts (as defined in the Amended and Restated Limited Partnership Agreement, as amended, the “BCH A&R LPA”) (references to the “BCH A&R LPA” refer to the Amended and Restated Limited Partnership Agreement of BCH currently in effect unless otherwise indicated) are allocated to certain BCH equity holders that are noncontrolling interests. Excluded Amounts are directly impacted by the interest and/or fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts, which are eliminated in the presentation of our consolidated financial statements.
Additionally, Ben Liquidity’s and Ben Custody’s provision for credit losses are eliminated in the presentation of our consolidated financial statements but directly impacts the net income (loss) attributable to the various equity securities of Ben and BCH. Likewise, the amounts expensed by the Customer ExAlt Trusts for interest and fees owed to Ben’s operating subsidiaries are eliminated in the presentation of our consolidated financial statements but are recognized for purposes of the allocation of net income (loss) attributable to the beneficial owners of the Customer ExAlt Trusts. For additional information, see the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Basis of Presentation” and Note 3, “Understanding our Financial Statements and the Impact to the Common Unitholder,” to the consolidated financial statements included in this Annual Report on Form 10-K.
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

    As our primary business line, Ben Liquidity, through its TEFFI chartered trust company subsidiary, BFF, offers Ben’s alternative asset liquidity and fiduciary financing products and services and primary capital products. Through AltAccess, Customers are able to quickly make an alternative asset liquidity or primary capital request and product selection, which launches BFF’s underwriting and risk processes culminating in a qualification determination, proposed fiduciary financing terms based on regulatory guidelines and internal policies and procedures, and, upon Customer acceptance, online transaction document execution and liquidity or capital delivery. Ben AltAccess serves as the online access point through which Customers access information relating to their custody account, alternative asset holdings, and our suite of products and services.
    Ben Custody addresses the administrative, regulatory and other burdens of holding alternative assets by offering bespoke full-service custody and trust administration services to trustees of the Customer ExAlt Trusts and alternative asset custodial account administration and related services to Customers and others. Ben Data was recently launched and plans to provide the Customer ExAlt Trusts certain data collection, evaluation, and analytics products and services.
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

The following table provides additional information concerning the Ben Business Units:
________________
(1) Currently provides its products and services to the Customer ExAlt Trust and Customers in connection with liquidity and primary capital transactions and Customer custody accounts.
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
(9) In conducting its authorized activities, AltAccess Securities Company, L.P. (“AltAccess Securities”) is regulated by FINRA.
(10)In conducting its transfer agent business and other authorized activities Beneficient Transfer and Clearing Company is regulated by the SEC.
AltAccess
Ben AltAccess is the central hub through which we interface with Customers. The AltAccess platform provides for the secure, online, end-to-end delivery of each of the Ben Business Units’ products and services. Customers using AltAccess can upload documents, work through tasks and complete their transactions with standardized transaction agreements at no additional cost or hidden fees. To our knowledge, AltAccess is the first and only online portal designed specifically for Customers to access a range of liquidity and capital solutions along with all the complementary products and services that address critical needs related to the ownership, management, and transfer of their alternative assets.
AltAccess facilitates our delivery of liquidity solutions by providing our Customers with the opportunity to choose the timing and method of their exit from alternative asset investments rather than wait for the expiration of their alternative asset lock-up. Similarly, AltAccess facilitates our delivery of primary capital solutions in a similar manner. Additionally, because Ben acts as the principal in liquidity and primary capital transactions, AltAccess is able to quickly and efficiently deliver liquidity and/or capital directly to our Customers from our balance sheet, without requiring the involvement of third-party financiers, intermediaries, agents, brokers or other middlemen.
Ben’s internal technology team programmed in the flexibility to allow Ben to deliver the AltAccess platform using a software as a service (“SaaS”) provider model to multiple intermediaries who could source Customers and transactions for Ben to process through application programming interface (“API”) options as a white label platform for these intermediaries to also deploy in their businesses. Ben’s objectives of focusing on regulator oversight, SOC compliance, a SaaS provider model and API options for intermediaries supports our objectives of creating scale and leverage for Ben’s business with intermediary counterparties. We believe that the managed services delivered over AltAccess is the fintech efficient solution for addressing the substantially unmet demand from our Customers seeking primary capital and an early exit from their alternative asset investments. Through the aspects identified of each liquidity transaction that can be automated using the AltAccess portal, we have automated approximately 77% of those items to-date and we are working towards automating the remainder. We believe the automation of the transaction process may improve internal controls compliance, accuracy, and accelerated closing timelines.
We have obtained a copyright from the U.S. Patent Office pertaining to the software coding of AltAccess. Further, our AltAccess platform has earned the AT&T NetBond® Certification for Cybersecurity, and was subject to a SOC 2 Type 2 examination, in which it received an unmodified attestation opinion from an independent third party for the year ended March 31, 2024.
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
Our structure is intended to provide our Customers with liquidity or primary capital in as little as 30 days – and within two to three days for certain qualifying assets for which we have current underwriting data. Our transaction process is substantially different than currently available market capabilities, which we believe to be too complex, slow and cost-prohibitive for our Customers. We believe our simple, rapid and cost-effective Customer digital experience provides us with a significant competitive advantage in the marketplace for alternative asset liquidity by reducing our transaction closing timeline substantially ,in contrast to the up to 15 months it could take to close a transaction through existing market solutions.

ExAlt Plan Exchange
Central to our ability to transact online is our patent-pending ExAlt Plan liquidity and primary capital products, which are designed to facilitate the delivery of liquidity to our Customers when exiting alternatives (which is the basis for the term “ExAlt”) or capital to our Customers. The ExAlt Plan is our unique fiduciary financing structure that is effected through specialized Customer ExAlt Trusts, which are the vehicles through which AltAccess delivers simple, rapid and cost-effective liquidity and primary capital. The ExAlt Plan provides Customers with liquidity solutions that are designed to be able to be offered as either taxable or non-taxable transactions to the Customer.
Our ExAlt Plan is designed to provide financing and primary capital for a range of flexible solutions for our Customers by the following core products: (i) The Ben ExchangeTrust™, (ii) The Ben InterchangeTrust™ and (iii) The Ben LiquidTrust®. Collectively, these offerings empower our Customers to select the type and nature of the consideration they receive in exchange for their alternative assets (each, an “ExAlt Plan Exchange”):
•The Ben ExchangeTrust™ offers consideration consisting of our equity or debt securities.
•The Ben InterchangeTrust™ offers consideration consisting of a mix of cash from our balance sheet plus our equity or debt securities.
•The Ben LiquidTrust® offers consideration consisting of cash from our balance sheet.
Subject to our extensive proprietary underwriting and risk management processes, we provide liquidity and primary capital with respect to interests in most types of professionally-managed alternative assets, including funds that pursue a wide range of strategies, including but not limited to:
Through the ExAlt Plan Exchange, Ben Liquidity is able to deliver our ExAlt Plan liquidity and primary capital products to Customers efficiently and quickly through the use of customized trust vehicles, the Customer ExAlt Trusts, that facilitate the exchange of our Customer’s alternative assets for consideration. Each ExAlt Plan Exchange commences when a Customer seeking liquidity or capital selects a liquidity product offering, and includes, among other items, the Customer’s execution of a standardized short form agreement. Once executed, Ben Liquidity finances the transaction by making an ExAlt Loan to certain of the Customer ExAlt Trusts, which, in turn, use the loan proceeds to deliver the agreed upon consideration to the Customer in exchange for their alternative assets, pay all fees, expenses and distributions incurred in connection with the transaction. In connection with closing of the transaction, Ben Custody is engaged to serve as administrator of the Customer ExAlt Trusts to provide full service administrative services attendant to the ongoing custody and administrative needs of the Customer ExAlt Trusts with respect to their ownership of the exchanged alternative asset and obligations created under the ExAlt Plan.

The following diagram depicts the process for ExAlt Plan Exchange transactions beginning December 7, 2021:
_____________
(1) Interest and fee revenue received by Ben Liquidity and Ben Custody and interest and fee expense of the Customer ExAlt Trusts are eliminated in the presentation of our consolidated financial statements but directly impact the income (loss) allocable to Ben’s and BCH’s equity holders.
The Customer ExAlt Trusts are beneficially owned by certain charities in Kansas (or, for loans prior to December 7, 2021, by certain charities in Texas) (each a “Charity” and collectively, the “Charities”). In accordance with the terms of the applicable trust and other agreements and, for loans originated after December 7, 2021, the TEFFI Act, such Charities are entitled to receive $0.025 of every $1.00 received by an ExAlt Trust from the corresponding alternative assets. For loans originated prior to December 7, 2021, such Charities are entitled to receive $0.05 of every $1.00 in payments to Ben Liquidity on the ExAlt Loans.
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
Our Business Model
Ben Liquidity currently generates revenue through monthly interest income and transaction fees earned from the Customer ExAlt Trusts in connection with providing its liquidity and primary capital products to Customers. Ben Custody generates revenue through transaction fees and quarterly fee income earned by providing full-service trust administration services to the trustees of the Customer ExAlt Trusts, which have BFF appointed as their trustee following the issuance of BFF’s charter. The transaction and quarterly trust administration fees are based on a percentage of the net asset value and unfunded capital commitment of the alternative assets exchanged in connection with our liquidity transactions, and the interest income is based on a percentage of the balance of the loan made from Ben Liquidity to the Customer ExAlt Trusts. While the amounts earned by Ben Liquidity and Ben Custody are eliminated in the presentation of our consolidated financial statements, these amounts directly impact the allocation of income (loss) to Ben’s or BCH’s equity holders. Likewise, while Ben Liquidity’s provision for loan losses is eliminated in the presentation of our consolidated financial statements, such amount directly impacts the allocation of income (loss) to the various equity securities. Additionally, the amounts expensed by the Customer ExAlt Trusts for interest and fees owed to Ben’s operating subsidiaries impact the allocation of income (loss) to the beneficial owners of the Customer ExAlt Trusts.

____________
(1) For Customer ExAlt Trusts formed prior to December 7, 2021, certain charities in Texas are the ultimate beneficial owner.
AltAccess is set up to generate platform fees for the use of the platform in connection with the delivery of our products and services. Subject to the approval by the Kansas Insurance Commissioner of Ben Insurance Services’ captive insurance application and the commencement of operations, Ben Insurance Services plans to generate insurance premium income by providing insurance services to certain affiliates (as defined under the Kansas Captive Insurance Laws), including the Customer ExAlt Trusts and other trusts for which BFF serves as the trustee or custodian, to cover risks attendant to the ownership, management and transfer of alternative assets and the financings related to alternative asset purchases. Such fees are eliminated in the presentation of our consolidated financial statements but directly impact the allocation of income (loss) to Ben’s or BCH’s equity holders.
We believe that the growth of our core liquidity and primary capital business will enhance our ability to offer other unique and differentiated products and services previously unavailable to participants in the alternative assets marketplace and creating additional revenue opportunities. In fact, each ExAlt Plan Exchange transaction drives synergies that would potentially lead to the engagement of each of our current and potential future business lines. The following tables describe the revenue types expected to be generated from ExAlt Plan Exchanges under our model for ExAlt Plan transactions once our planned Ben Business Units are operational:
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
As we build our customer base through Ben Liquidity’s fiduciary financing, liquidity operations and primary capital operations, we believe that there will be significant opportunities to offer adjacent products and services in a non-captive fashion to future Customers, bringing our digital customer experience to products and services in these areas as well. Along the way, we intend to build the infrastructure to become a digital superhighway for the custodying, financing, insuring, transferring and assigning of all forms of alternative assets for use by the 14.5 million U.S. households9 we expect10 to hold these assets in the future.11
Loan Portfolio and ExAlt Loan Collateral Portfolio
ExAlt Plan liquidity and primary capital transactions are affected in part by ExAlt Loans that Ben Liquidity makes to certain of the Customer ExAlt Trusts, which, in turn, use the loan proceeds for the Customer ExAlt Trusts’ acquisition of a Customer’s alternative assets. ExAlt Loans are supported and primarily collateralized by the cash flows (net of the qualified charitable distributions and certain fees and expenses) (the “Collateral”) received by the Customer ExAlt Trusts from their acquired interests in alternative assets, which primarily include direct and indirect interests (through various investment vehicles, including, limited partnership interests and private and public equity and debt securities, which include our and our affiliates’ securities) in professionally-managed private funds. The Customer ExAlt Trusts effect the qualified charitable distributions, pursuant to which 2.5% of such cash flows for loans originated on or after December 7, 2021 and 5.0% percent of the payments to Ben Liquidity on the ExAlt Loans for loans originated before December 7, 2021, is distributed to the Charities or Economic Growth Zones.
In aggregate, as of March 31, 2024, Ben Liquidity has closed liquidity financings resulting in its loan portfolio, which is comprised of loans with aggregate original loan balances of approximately $906.8 million (which included $72.5 million in original principal loan balance that was subsequently sold to Participant (as defined below) pursuant to the Participation Agreement (as defined below)), backed primarily by Collateral generated from alternative assets with an aggregate net asset value of approximately $1.2 billion at the time of their initial issuance (which includes approximately $103.6 million of Collateral supporting the repayment of the Initial Participation ExAlt Loan (as defined below)). In aggregate, through March 31, 2024, Ben Liquidity has earned stated interest income in the amount of approximately $427.7 million from the ExAlt Loans issued in connection with the liquidity financings resulting in the ExAlt Loans comprising the loan portfolio. Stated interest earned represents accrued but unpaid interest that is capitalized on the principal of the ExAlt Loans and is eliminated in the presentation of our consolidated financial statements but directly impacts the allocation of income (loss) to Ben’s and BCH’s equity holders. The Collateral for the ExAlt Loans in the loan portfolio has resulted in a collateral portfolio primarily comprised of a portion of the cash flows received through the Customer ExAlt Trusts from a diverse portfolio of direct and indirect interests (through various investment vehicles, including, limited partnership interests and private and public equity and debt securities, which include our and our affiliates’ securities) in professionally managed private funds. We refer to the interests underlying the cash flows comprising the Collateral as the “ExAlt Loan Collateral Portfolio.”
9 Calculated as sum of total 2022 Ultra High Net Worth (“UHNW”) U.S. households and 2022 Millionaire U.S. households per CEG Insights “Wealth Market Sizing” (2023), at pg. 2-3.
10 Ben Internal expectation based on industry expert observations, commentary, and projections. For instance, McKinsey highlights the changing LP base towards the inclusion of retail investors, “Beyond growing institutional investor allocations to private equity, new sources of capital are helping to fuel growth. For example, GPs have been ramping up fundraising efforts with retail investors.” McKinsey Global Private Markets Review 2021 (2021), at pg. 20.
11 CEG Insights defines UHNW investors as individuals with $5 million to $25 million net worth, not including primary residence.

Ben Liquidity’s loan portfolio consisted of loans to the Customer ExAlt Trusts with a carrying value (including capitalized interest) of $256.2 million as of March 31, 2024. The ExAlt Loan Collateral Portfolio consisted of interests in professionally managed funds and other investments held by the Customer ExAlt Trusts with an aggregate value of $329.1 million as of March 31, 2024, including interests in alternative assets with a NAV of $293.9 million and investments in debt and equity securities as of $35.2 million. As of March 31, 2024, the vintages of the funds in the ExAlt Loan Collateral Portfolio ranged from 1993 to 2024.12 Through such funds, the liquidity financings had aggregate exposure to 255 funds13 comprised of 851 underlying investments.14 Such funds are managed by a group of unaffiliated U.S. and non-U.S. based alternative asset management firms that invest in a variety of financial markets and utilize a variety of investment strategies.
As of March 31, 2024, the charts below present the relative exposure of Ben Liquidity’s loan portfolio by certain characteristics (percentages determined by aggregate loan portfolio principal balance, which includes the exposure to interests in certain of our former affiliates’ equity and debt securities and other investments in debt and equity securities composing part of the ExAlt Loan Collateral Portfolio):
____________
As of March 31, 2024. Represents the characteristics of professionally managed funds and investments in the Collateral portfolio, which is comprised of a diverse portfolio of direct and indirect interests (through various investment vehicles, including, limited partnership interests and private and public equity and debt securities, which include our and our affiliates’ or our former affiliates’ securities that on August 1, 2023 became interests in the GWG Holdings Wind Down Trusts), primarily in third-party, professionally managed private funds and investments. Loan balances used to calculate the percentages reported in the pie charts are loan balances net of allowance for credit losses, and as of March 31, 2024, the total allowance for credit losses on the ExAlt Loans was $303.6 million, for a total gross loan balance of $559.8 million and a loan balance net of allowance for credit losses of $256.2 million.
(1)    Industry sector based on GICS® Level 2 classification. “Other” classification reflects companies in the GICS® classifications categories of Automobiles & Components, Consumer Services, Commercial & Professional Services, Insurance, Tech Hardware & Equipment, Media & Entertainment, Transportation, Retailing, Telecommunication Services, and Pharmaceuticals, Biotechnology & Life Sciences. N/A includes investments assets that Ben management has determined do not have an applicable GICS® Level 2 classification, such as Net Other Assets, Escrows and Earnouts.
(2)    Geography reflects classifications determined by our management, based on each underlying investment.
(3)    Investment Strategy Type reflects classifications based on each company’s current investment strategy stage as determined by our management.
(4)    Included in the 92% classified as “Private” is approximately 6% (of the total) that are limited partnership interests in other funds where further detail on the underlying holdings of these funds is not available.

12 As of March 31, 2024, such funds comprise 100% of the Collateral.
13 Includes limited partnership interests in funds held directly in the Collateral and funds held indirectly in the Collateral through other entities, including special purpose vehicles and other funds.
14 Investments reflect the assets listed by the general partner of a fund as held by the fund and have a positive or negative net asset value. Typical assets include portfolio companies, limited partnership interests in other funds, and net other assets, which are a fund’s cash and other current assets minus liabilities.

As of March 31, 2024, the charts below present certain characteristics of the professionally-managed private funds composing part of the ExAlt Loan Collateral Portfolio (percentages determined by net asset value and excludes interests in certain of our former parent’s and its subsidiaries’ equity and debt securities, which on August 1, 2023 became interests in the GWG Holdings Wind Down Trust, composing part of the collateral of the Fiduciary Loans):15
______________
As of March 31, 2024. Represents the characteristics of the third-party, professionally managed funds and investments in the Collateral. Excludes interests in certain of our and our affiliates or former affiliates’ equity and debt securities. The Collateral for the ExAlt PlanTM Loans in the loan portfolio is comprised of a diverse portfolio of direct and indirect interests (through various investment vehicles, including, limited partnership interests and private and public equity and debt securities, which include our and our affiliates’ securities that on August 1, 2023 became interests in the GWG Holdings Wind Down Trust), primarily in third-party, professionally managed private funds and investments. As of March 31, 2024, such third-party, professionally managed private fund and investments comprise 100% of the Collateral. The vintages of these funds and investments in the Collateral portfolio ranged from 1993 to 2024.
(1)    Includes limited partnership interests in funds held directly in the collateral portfolio and funds held indirectly in the collateral portfolio through other entities, including special purpose vehicles and other funds.
(2)    Investments reflect the assets listed by the general partner of a fund as held by the fund and have a positive or negative net asset value. Typical assets include portfolio companies, limited partnership interests in other funds, and net other assets, which are a fund’s cash and other current assets minus liabilities.
(3)    Industry sector based on GICS® Level 2 classification. “Other” classification reflects companies in the GICS® classifications categories of Transportation, Automobiles & Components, Consumer Services, Commercial & Professional Services, Retailing, Household & Personal Products, Pharmaceuticals, Biotechnology & Life Sciences, Banks, Insurance, Technology Hardware & Equipment, Telecommunication Services, Media & Entertainment. N/A includes investments assets that Ben management has determined do not have an applicable GICS® Level 2 classification, such as net other assets, and investments that are not operating companies.
(4)    Geography reflects classifications determined by our management, based on each underlying investment. Investments reflect the assets listed by the general partner of a fund as held by the fund and have a positive or negative net asset value. Typical assets include portfolio companies, limited partnership interests in other funds, and net other assets, which are a fund’s cash and other current assets minus liabilities.
(5)    Investment Strategy Type reflects classifications based on each company’s current investment strategy stage as determined by our management.
(6)    Included in the 92% classified as “Private” is 6% (of the total) that are limited partnership interests in other funds where further detail on the underlying holdings of these funds is not available.
15 The data presented in the graphic includes third-party information regarding the net asset value of private funds composing part of the ExAlt Loan Collateral Portfolio. Generally, Ben leverages the most recently-received net asset value report from each respective investment manager, which may be adjusted for certain cash and non-cash items including capital calls, distributions, updated material events, and currency valuation adjustments. Ben is not affiliated with, and has no control over, any portfolio investment manager, including with respect to the timing, accuracy and completeness of their reporting of financial and other data.

Ben Liquidity’s ExAlt Loans are structured as loans with a maturity date of 12 years that bear contractual interest at a variable rate or fixed rate that compounds monthly. The ExAlt Loans made prior to December 31, 2020 (which constitute the majority of our loan portfolio) have a variable interest rate established off a base rate of 14%, and ExAlt Loans made from December 31, 2020 to date have a variable interest rate established off a base rate of 10%, or a fixed rate of 5%. Ben Liquidity may make ExAlt Loans in the future with a variable interest rate, established of different base rates, or with different fixed rates. Ben has continuing engagements supporting its internal work, including independent credit loss analysis performed by a global accounting firm.
The primary source of repayment for the ExAlt Loans is the Collateral. In the event that an ExAlt Loan’s principal balance is paid down to zero dollars ($0), any remaining Collateral supporting such ExAlt Loan effectively cross-collateralizes other ExAlt Loans, as any such excess cash flows must be applied to pay off the outstanding balances of other ExAlt Loans pursuant to the terms of the trust agreements governing certain of the Customer ExAlt Trusts. The ExAlt Loans also include a commitment to fund additional amounts required to pay ordinary course third-party expenses incurred in connection with the administration of the alternative assets and to fund capital calls. The interest income recognized by Ben Liquidity as unpaid interest is capitalized on the ExAlt Loans, and when combined with the amortized transaction fees and trust administration fees charged by Ben Liquidity and Ben Custody, are generally expected to provide annual revenue at a rate of approximately 7% to 14% of the balance of each ExAlt Loan. Such revenue is eliminated in the presentation of our consolidated financial statements but directly impacts the allocation of income (loss) to Ben’s and BCH’s equity holders. See “—Business of Beneficient — ExAlt Plan Exchange” for additional detail regarding fees charged by the Ben Business Units.
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

The initial ExAlt Participation Loan was settled on October 18, 2023 as further described in Note 10 to the consolidated financial statements.
Market Opportunity
Beneficient’s business is designed to provide secondary liquidity solutions for alternative asset investors and primary capital to general partner or investment sponsors; and in particular, for the sub-segments of investors that are currently most underserved. We believe our addressable markets are rapidly growing, while also lacking dedicated service providers to adequately support the trends underlying the secular expansion. We seek to address this underserved market by utilizing our competitive advantages of our proprietary, patent-pending technology, our ability to use our own balance sheet capital to provide secondary liquidity solutions and lower our cost of capital through our public listing, our statutory status as a trust company under the TEFFI Act, and our regulated status.
Our addressable market for liquidity and other services within the alternative investment market is large, underserved and growing.
The global alternative investment market is estimated to consist of more than $12 trillion of assets under management.16 Of this market, approximately $8.3 trillion17 of assets are held by U.S.-based investors. We currently estimate that of this, our current focus markets of MHNW investors comprise approximately $1.3 trillion18 and that U.S.-based STMI investors also comprise approximately $1.4 trillion.19
As the total alternative investment market has grown, so too has the need for secondary liquidity. Transaction volume in the U.S. secondary liquidity market was approximately $106 billion20 in 2023, growing from approximately $2621 billion in 2013 at a compound annual growth rate of 15.3% during the 10-year period. We believe that most all of the volume in secondary liquidity transactions is driven by the largest and most well-resourced investor classes — large institutional investors and ultra-high net worth investors — due to their ability to access legacy secondary liquidity solutions. MHNW individual investors and U.S.-based STMI investors, which combined hold approximately $2.7 trillion of assets, have been virtually shut out from the secondary liquidity market due to a lack of cost efficient, transparent, and seamless technology-enabled solutions.
MHNW individual investors face needs for secondary liquidity which are non-existent in the institutional market. The need for liquidity among MHNW individual investors stems from, among other things, life events, estate and tax planning, risk management, the desire to pursue other financial opportunities or investments, retirement and liability protection objectives. Additionally, given that 84%22 of MHNW individual investors are self-made and are most likely private business owners, these investors may need or welcome the opportunity for liquidity to help support their own businesses, either if facing financial distress or if presented with attractive growth opportunities that require capital. Similar to MHNW individual investors, we believe that STMI investors holding mature alternative assets have historically faced challenges in accessing the market for secondary liquidity. This is mostly due to traditional liquidity service providers being unwilling or unable to service potential clients in this market segment in a profitable manner given STMI investors holding alternative assets generally do not seek transactions that are sufficiently large for legacy solutions to generate adequate profitability. This is partially due to the antiquated process utilized by legacy solutions providers.
16 Based on global private capital AUM data exported from Preqin, excluding funds of funds and secondaries to avoid double counting.
17 Estimated based on (i) historical North American private capital AUM data from Preqin (excludes hedge funds) and historical North America hedge fund AUM data from With Intelligence; (ii) market segment data including the percentage of hedge fund assets held by individuals (CitiBusiness Advisory), the percentage of private capital assets held by family offices and wealthy individuals (Preqin, Private Equity Spotlight, February 2016), the percentage of total global assets held by small, mid- and ultra-high net worth individuals (Capgemini and Credit Suisse); and (iii) assets held by North American high net worth individuals, including the percentage of such assets held by MHNW investors (Capgemini). Includes the following assumptions of Ben: (i) calculations of market segmentation based on estimates from third-party sources described above; (ii) large institutions hold 80% of the total institutional AUM; (iii) the percentage of MHNW wealth allocated to alternative assets is 22.4% (based on a range of estimates from CapGemini, KKR, RBC-Campden, Cerulli, and Goldman Sachs); and (iv) MHNW and UHNW alternative asset AUM may be understated, and large institution and STMI alternative asset AUM may be proportionally overstated and, therefore, require adjustment.
18 Id.
19 Id.
20 Setter Capital Volume Report FY 2023.
21 Coller Capital Private Equity Secondary Market Report 2017.
22 Wealth-X Very High Net Worth Handbook 2021.

Based on the pace of historical alternative secondary liquidity transactions overall, we estimate that MHNW individual investors and STMI investors in total could seek liquidity between 2 and 3%23 of their aggregate outstanding alternative investment holdings each year if they were provided with greater access to attractive secondary liquidity solutions. As a result, we estimate the annual market demand for liquidity by MHNW individual investors and STMI could exceed $60 billion.
Competitive Strengths
We have built a new and innovative technology-enabled financial services company to address the unmet needs of a growing segment of a rapidly expanding alternative investment market. We estimate that the total market for liquidity in this asset class stands at $200 billion24 , with $61 billion of current estimated liquidity demand going underserved today.
To address this market, we believe that we have the following competitive advantages that give us an early mover advantage in the market:
Together, these three competitive advantages create a powerful value proposition for our Customers and an early mover advantage for us. These advantages are the result of significant investment and years of hard work. We have also built a portfolio of products, marketing operations, a corporate culture and team to leverage these advantages on behalf of our Customers.
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
Central to our business model and disruptive strategy to address the unserved market for MHNW individuals and STMI is the belief that despite the enormous complexity that exists in the alternative investment market, it is possible to provide Customers with a simple, rapid and cost-effective experience through technological innovation and ingenuity. Existing competitors rely on complex transactions with no centralized platform for workflow and customer service. Their transactions are typically heavily negotiated transactions involving a significant amount of personal interaction and volumes of complex and difficult to understand papers. Through AltAccess, and the technological infrastructure underpinning AltAccess, we seek to provide our Customers with the opportunity to access our capital and achieve liquidity out of their alternative assets via an online portal in as little as 30 days — and within two to three days for certain qualifying assets. Customers using AltAccess
23 Estimate based on the turnover rate of large institutional investors, calculated based on global private assets under management by vintage (excluding funds of funds and secondaries) reported by Preqin and the total secondary market volume reported in the Setter Capital Volume Report, FY 2022. Ben assumes (i) that MHNW investors would seek approximately two times the turnover rate of large institutional investors and (ii) that STMI investors would seek approximately one-and-a-half times the turnover rate of large institutional investors.
24 Supra notes 2 and 3.

can upload documents, work through tasks and complete their liquidity transactions with standardized transaction agreements at no additional cost or hidden fees to our Customers.
_____________
(1) Under development and not in the market.
Our liquidity and primary capital products are designed to facilitate the delivery of, at a Customer’s election, cash, equity securities or debt securities, or a combination of cash and equity or debt securities.
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
Publicly Traded Stock As Currency
On June 8, 2023, our Class A common stock began trading on Nasdaq, and our warrants, with each whole warrant exercisable for one share of Class A common stock and one share of Series A preferred stock at an exercise price of $920.00 (each a “Warrant” and collectively, the “Warrants”), began trading on Nasdaq. We anticipate an acceleration in the growth in demand for our core products and the public listing differentiates us from our competitors. Accessing public capital can bolster our balance sheet, which serves as the source of funding — cash, equity and debt instruments — for our full suite of liquidity products. With DTC eligibility, our securities could be held at custodial firms and transferred between brokerage accounts electronically, providing greater liquidity for our Customers. Further, using our publicly listed securities as part of the funding for our liquidity products and primary capital products reduces our cost of capital, which in turn could allow us to offer more attractive pricing on our liquidity products to our Customers.
Statutory/Regulatory
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
As a result of the issuance of the operating charter, we believe that we have a significant competitive advantage under the TEFFI Act, which aims to position Kansas as the preferred low-tax jurisdiction in the United States for TEFFIs that will operate as specialized trust companies chartered in Kansas offering alternative asset financial products and services. Trust companies chartered under the TEFFI Act must operate as financial fiduciaries in the financial technology space – FidFinTech – offering liquidity solutions and trust and custody services under a consolidated and unified regulatory framework, a first for our industry. Pursuant to the provisions of the TEFFI Act, BFF was the only company permitted to offer such services under the TEFFI Act through 2023. We strongly believe operating as a regulated trust company will enhance our overall value proposition by bringing, among other benefits, the comfort of our oversight by regulators to our Customers who rely on us to deliver timely liquidity and related financial products and services.
Critically, we believe that Ben is the first company with the ability to provide liquidity to alternative asset investors through a regulated trust company. We act as a principal using our own balance sheet to provide liquidity or other solutions to our Customers, while competing firms typically act as intermediaries brokering transactions between parties or funds representing other people’s money. This differentiation can provide us with three significant cost advantages: lower cost of capital, lower execution costs and lower holding costs, thus allowing us to offer our Customers cost-effective liquidity solutions. BFF’s role as a regulated Kansas TEFFI using our own balance sheet to facilitate liquidity solutions also allows us to form direct relationships with each of our Customers, which incentivizes us to prioritize the customer experience and deploy our capital in ways that enhance our balance sheet. We believe this alignment of interests will be critical and will fuel our ability to grow our core liquidity products and expand into adjacent products and services.
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

Leadership
Our management team has worked together for years and is grounded by our core values of trailblazing, trust and teamwork. We are led by Brad Heppner, our founder and CEO, a 30+ year industry-veteran who has previously founded successful alternative investment companies, including The Crossroads Group, L.P. (a pioneering alternative asset fund-of-funds) and Capital Analytics (an administrative and data analytics platform for the administration of alternative assets). Our leadership team includes other industry veterans with broad fiduciary, investing and operating experience in relevant industries. We also benefit from the guidance of a world-class Board of Directors with deep experience in financial markets, including former Atlanta Federal Reserve President Dennis P. Lockhart.
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
As we build our Customer base through our liquidity and financing operations, we believe that there are significant opportunities to offer adjacent products and services to these same Customers. In doing so, we would hope to build the pipes to become a digital superhighway for the financing, transferring and assigning of all forms of alternative assets for use by the 14.5 million U.S. households25 we expect26 to hold these assets in the future.
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
In addition, as we enter new markets such as the newly entered primary capital market, we would expect to experience significant competition from incumbent market participants. Our ability to compete in these markets will depend on our ability to deliver value-added products and services to the Customers we serve. These factors could also adversely affect our business, results of operations and financial condition and our ability to implement our growth strategies.
25 Calculated as sum of total 2022 UHNW U.S. households and 2022 Millionaire U.S. households per CEG Insights “Wealth Market Sizing” (2023), at p. 2-3. CMG Insights defines UHNW investors as those with $5 million to $25 million net worth, not including primary residence.
26 Ben Internal expectation based on industry expert observations, commentary, and projections. For instance, McKinsey highlights the changing LP base towards the inclusion of retail investors, “Beyond growing institutional investor allocations to private equity, new sources of capital are helping to fuel growth. For example, GPs have been ramping up fundraising efforts with retail investors.” McKinsey Global Private Markets Review 2021 (2021), at pg. 20.

Organizational Structure
Current Structure
The following simplified diagram, which excludes multiple legal entities, illustrates our organizational structure as of July 5, 2024.
•We are unable to show the percent voting interest for certain entities with respect to their interests in BCH. The BCH A&R LPA provides that the business, property and affairs of BCH shall be managed under the sole, absolute and exclusive direction of its general partner, Beneficient Company Group, L.L.C. (“Ben LLC”), and the conduct, control and management of BCH shall be vested exclusively in the general partner. The BCH A&R LPA also provides that except as expressly set forth in the agreement, no limited partner shall have any right to vote on any matter affecting BCH. In the limited circumstances where the limited partners, or a class thereof, do have voting or consent rights, the voting standard varies based on the provisions in the BCH Eighth A&R LPA. Therefore, we are unable to include a percent voting interest for each entity relationship as the voting standards are not uniform.

•Eco percentage of Beneficient is based on the number of shares Class A common stock outstanding as of July 5, 2024.
•Eco percentage of BCH is based upon estimated capital account balances as of March 31, 2024 as determined pursuant to Section 704 of the Internal Revenue Code, and such estimates are subject to adjustment. The estimated amounts are based on a deemed liquidation value of BCH of $1.1 billion. As a result of the consummation of the Business Combination, an adjustment to the carrying value of BCH’s assets of $321.9 million occurred. As of March 31, 2024, there has been no allocation of the carrying value adjustment among the holders of the Subclass 1 FLP Unit Accounts of BCH (“BCH FLP-1 Unit Accounts”) and Subclass 2 FLP Unit Accounts of BCH (“BCH FLP-2 Unit Accounts” and together with the BCH FLP-1 Unit Accounts and the BCH FLP-3 Unit Accounts (as defined herein), the “BCH FLP Unit Accounts”) and no issuance of any Class S Ordinary Units of BCH (the “BCH Class S Ordinary Units”) as a result of such adjustment. Pursuant to the BCH A&R LPA, approximately 402,382 Class S Ordinary Units would be issuable as a result of the carrying value adjustment. However, due to the Company’s Compensation Policy (as defined herein), unless waived or amended, the number of Class S Ordinary Units that may be issued in 2024 or any subsequent year in connection with the consummation of the Business Combination will be restricted and require approval of the Company’s board of directors; provided that any such Class S Ordinary Units that may not be issued in 2024 may be issued in subsequent years in accordance with the Compensation Policy. Additionally, subsequent to the Business Combination, additional carrying value adjustments occurred, and approximately 260,000 BCH Class S Ordinary Units would be issuable as a result of such carrying value adjustments, subject to the Compensation Policy. As of the date of this Annual Report on Form 10-K, there has been no allocation of such carrying value adjustments among the holders of the FLP Subclass 1 Unit Accounts of BCH and the FLP Subclass 2 Unit Accounts of BCH, and no issuance of any BCH Class S Ordinary Units as a result of such adjustments.
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
(4) Certain Charities are the ultimate beneficiaries of the Customer ExAlt Trusts. For ExAlt Loans originated prior to December 7, 2021, for every $0.95 paid on each such ExAlt Loan, $0.05 is also distributed by the Customer ExAlt Trusts to a Charity. For ExAlt Loans originated on or after December 7, 2021, for every $1.00 the Customer ExAlt Trusts receive on its ownership of the exchanged Alternative Asset, $0.025 is distributed by the Customer ExAlt Trusts to an Economic Growth Zone.

(5) Beneficient Management Partners, L.P. (“BMP”), which is owned by certain of Beneficient’s directors and senior employees, is a holder of equity interest in BCH and owns BCH FLP-2 Unit Accounts, BCH Class S Ordinary Units and the Class S Preferred Units of BCH (the “BCH Class S Preferred Units”), as described in the BCH A&R LPA. The BCH FLP-2 Unit Accounts are allocated 49.5% of (1) 15% of profits from financing activities of BCH and (2) Excess EBITDA Margin (as defined herein), which generally relates to the fee-generating businesses of Ben. See “—Management’s Discussion and Analysis of Financial Condition and Results of Operation - Basis of Presentation - Noncontrolling Interests.”
(6) Beneficient Holdings, Inc. (“BHI”), which is owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee, and Mr. Heppner and his family are the beneficiaries, is a holder of equity interests in BCH and owns a majority of BCH Class S Ordinary Units, the BCH Class S Preferred Units, BCH Preferred A-0 Unit Accounts, BCH Preferred A-1 Unit Accounts and all BCH FLP-1 Unit Accounts and Subclass 3 FLP Unit Accounts of BCH (“BCH FLP-3 Unit Accounts”), as described in the BCH A&R LPA. The BCH FLP-1 Unit Accounts are allocated 50.5% of (1) 15% of profits from financing activities of BCH and (2) Excess EBITDA Margin, which generally relates to the fee-generating businesses of Ben. The BCH FLP-3 Unit Accounts are allocated profits from financing activities of Ben equal to the lesser of 5% of quarterly net financing revenues and 10% of the average annualized stated interest (to the extent constituting net financing revenues) of the quarterly average of new loans issued during the previous 12 months. See “—Management’s Discussion and Analysis of Financial Condition and Results of Operation - Basis of Presentation - Noncontrolling Interests.”
(7) Ben Liquidity is our primary business line operating subsidiary. Our other Ben Business Units are our complementary business lines, Ben Custody and Ben Markets.
(8) Interest and fee revenue received by Ben Liquidity and Ben Custody and interest and fee expense of the Customer ExAlt Trusts are eliminated in the presentation of our consolidated financial statements.
(9) All losses attributable to downward adjustments to the carrying value of any assets of BCH and its subsidiaries, such as the goodwill impairments at the Ben Liquidity, Ben Custody, Ben Insurance, and Ben Markets reporting units of $2.4 billion for the year ended March 31, 2024, are allocated pro rata among all holders of BCH units other than the BCH Preferred A-0 Unit Accounts, BCH Preferred A-1 Unit Accounts and the BCH FLP Unit Accounts, until those capital accounts are reduced to zero. As a result of these allocations, the capital account balance of the BCH Class A Units indirectly held by the Company fluctuates as a result of impairments, which may reduce the amount, if any, the Company would receive upon a liquidation of BCH.
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
In April 2021, the Kansas Legislature adopted, and the governor of Kansas signed into law, a bill that would allow for the chartering and creation of Kansas TEFFIs that provide fiduciary financing, custodian and trustee services to participants in the alternative assets market, as well as the establishment of alternative asset trusts. This legislation became effective on July 1, 2021 and designates Ben as the pilot TEFFI; however, we were not authorized to operate under the pilot program until December 31, 2021, at which time our subsidiary, BFF, was granted an operational TEFFI charter from the State of Kansas. We intend to carry on much of our business through our TEFFI. As a result of the issuance of an operating charter under the TEFFI Act to BFF on December 31, 2021, BFF has become subject to further regulation by the OSBC, including new rules and regulations that it would be expected to adopt in the near future. Only BFF, our subsidiary, is regulated by the OSBC. The OSBC does not regulate the entirety of Beneficient. Such regulations could prove to be burdensome on our business and could adversely impact our financial condition and results of operations. AltAccess Securities is registered as a securities broker-dealer with the SEC, FINRA, and certain states as determined by its business. We further are seeking to obtain a license to offer insurance products, which would also result in further regulation.
On March 28, 2022, we completed the acquisition of MHT Securities, L.P. (“MHTS”), an SEC-registered broker-dealer and FINRA member, and on May 3, 2022, FINRA issued its full approval of the change in ownership of MHTS for the remaining change in ownership of MHTS to Ben Markets Management Holdings, L.P. and Ben Markets Corporate Holdings, L.L.C. MHTS’s name has since been changed to Beneficient Securities Company, L.P. and subsequently changed to AltAccess Securities Company, L.P. As of the date of this Annual Report on Form 10-K, Beneficient Capital Markets, L.L.C. (“BCM”) has not completed its New Member Application with FINRA as a broker-dealer, is not SEC-registered and has not been admitted as a FINRA member.
In addition, we are further seeking to obtain a license to offer insurance products, through another subsidiary, Ben Insurance Services, which would also result in further regulation. As of the date of this Annual Report on Form 10-K, Ben Insurance Services is not operational. We have filed for an insurance charter from the Commissioner of Insurance for the State of Kansas as a result of the recent adoption of legislative amendments concerning captive insurers in the State of Kansas. While another one of our subsidiaries, PEN Indemnity Insurance Company, LTD. (“PEN”), has been registered and licensed as a Class 3 insurer under the Bermuda Insurance Act of 1978, we have not sought approval from the Bermuda authorities for PEN to become operational.
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
Current Regulatory Background. Upon receipt of approval of its charter, Ben Insurance Services would be primarily governed by Article 40 of the Kansas Insurance Code (the “Kansas Captive Insurance Laws”). The Kansas Insurance Department, in deciding whether to grant Ben Insurance Service’s request for a charter, has broad discretion to determine whether Ben Insurance Services meets the applicable requirements of the Kansas Captive Insurance Laws, including whether Ben Insurance Services will have adequate premiums, assets and capital and surplus levels relative to the risks to be insured or reinsured. Further, the Kansas Insurance Department has the authority to impose other conditions to licensure in order to ensure that a captive insurer has the adequate ability to meet its obligations. A failure to meet any conditions imposed by the Kansas Insurance Department could result in a disapproval of Ben Insurance Service’s request for a charter, which would mean that Ben Insurance Services could not operate as a captive insurer in Kansas until any concerns that the Kansas Insurance Department may have are resolved.
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
Legal and Regulatory Requirements Applicable to Broker-Dealers
AltAccess Securities is registered as a securities broker-dealer with the SEC, FINRA, and certain states as determined by its business operations.
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
Changing Regulatory Environment. The regulatory environment in which AltAccess Securities operates is subject to frequent change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, the SEC, FINRA or other U.S. and state governmental and regulatory authorities. The business, financial condition and operating results of AltAccess Securities also may be adversely affected by changes in the interpretation and enforcement of existing laws and rules by these governmental and regulatory authorities. In the current era of heightened regulation of financial institutions, including broker-dealers, AltAccess Securities can expect to incur increasing compliance costs, along with the industry as a whole.
Regulation Best Interest (“Regulation BI”) and Form CRS Relationship Summary. Effective beginning June 2020, the SEC elevated the standard of care for broker-dealers from the current “suitability” requirement to a “best interest” standard when making a recommendation of any securities transaction, or investment strategy involving securities, to a retail customer. The “best interest” standard requires a broker-dealer to make recommendations to retail customers without putting its financial interests ahead of the interests of a retail customer. In connection with Regulation BI, the SEC also adopted a related form called a Form CRS Relationship Summary (“Form CRS”), which requires broker-dealers to deliver to retail investors a succinct, plain English summary about the relationship and services provided by the firm and the required standard of conduct associated with the relationship and services. In connection with adopting Regulation BI, the SEC added new record-making and recordkeeping rules. While the SEC and FINRA have provided some guidance regarding Regulation BI, including findings from certain exams, the interpretation and enforcement of such new regulations carry uncertainties and AltAccess Securities compliance with Regulation BI may result in increased compliance costs and potential future liability if the SEC or FINRA disagree with how AltAccess Securities has interpreted or implemented compliance with Regulation BI.
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
As of July 5, 2024, we own 19 trademark registrations in the United States for our BEN house mark and for several sub-brands related to our business. These registrations will continue in force as long as we file the necessary maintenance documents required by the U.S. Patent and Trademark Office (“USPTO”). It is our customary practice to maintain all registrations for marks that remain in use. We also own 9 active trademark applications in the United States that we are currently prosecuting through the trademark office towards registration.
As of July 5, 2024, we own three copyright registrations in the United States for our proprietary software platforms.
We also have registered domain names for websites that we use in our business, including the domain name <trustben.com>.
As of July 5, 2024, we have 8 pending non-provisional U.S. utility patent applications on certain of our systems and processes underlying our liquidity products and trust services. These U.S. utility patent applications are pending and cover the liquidity structure, underwriting, and risk assessment and reduction aspects of our business. If granted, each U.S. utility patent will have a limited duration of twenty years from its respective non-provisional application priority date.
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
Employees
We employed approximately 80 employees as of June 3, 2024.
Reverse Stock Split
On November 28, 2023, we received a letter from the Listing Qualifications Department of Nasdaq (the “Nasdaq Staff”) notifying the Company that, because the bid price for our Class A common stock had closed below $1.00 per share for the prior 30 consecutive business days, we were not in compliance with Nasdaq Listing Rule 5450(a)(1), which is the minimum bid price requirement for continued listing on the Nasdaq Global Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a 180-calendar day period, or until May 28, 2024, to regain compliance with the minimum bid price requirement. Effective February 26, 2024, the Company transferred from the Nasdaq Global Market to the Nasdaq Capital Market. To regain compliance with the Nasdaq Listing Rules, following stockholder approval, the Company effected the Reverse Stock Split at a ratio of eighty (80) to one (1) on April 18, 2024, at which time our Class A common stock began trading on the Nasdaq Capital Market on a post-split basis. The Company regained compliance with the minimum bid price requirement of the Nasdaq Listing Rules on May 2, 2024, by having the closing bid price of our Class A common stock exceed $1.00 for a minimum of ten consecutive trading days during the compliance period.
In connection with the Reverse Stock Split, on April 11, 2024, the Company, in its capacity as the sole managing member and the sole non-managing member of Ben LLC, entered into and adopted the Second Amended and Restated Limited Liability Company Agreement of Beneficient Company Group, L.L.C. (the “Ben LLC A&R LLCA”), which became effective on April 18, 2024, simultaneously with the effectiveness of the Reverse Stock Split. The Ben LLC A&R LLCA provides that, among other things, in the event that the Company at any time (i) subdivides (by any stock split, dividend, recapitalization or otherwise), the outstanding shares of the Class A common stock and Class B common stock, as applicable) of the Company into a greater number of shares, Ben LLC shall (A) cause the issuance of additional Class A Units of Ben

LLC (the “Ben LLC Class A Units”) and (B) cause BCH to issue additional BCH Class A Units (and such other limited partner interests, if any, as determined by Ben LLC in its capacity as general partner of BCH to be appropriate), in both cases to reflect the increase in the number of shares of Common Stock of the Company outstanding, and (ii) combines (by combination, reverse split or otherwise) the outstanding shares of Class A common stock (and Class B common stock, as applicable) of the Company into a smaller number of shares, Ben LLC shall (A) cause a reduction in the number of Ben LLC Class A Units outstanding and (B) cause BCH to reduce the number of BCH Class A Units (and such other limited partner interests, if any, as determined by Ben LLC in its capacity as the general partner of BCH to be appropriate), in both cases to reflect the decrease in the number of shares of Common Stock of the Company outstanding.
Also in connection with the Reverse Stock Split, on April 11, 2024, Ben LLC, in its capacity as the sole general partner of BCH, entered into and adopted the Ninth Amended and Restated Limited Partnership Agreement of BCH, which became effective on April 18, 2024 (the “BCH Ninth A&R LPA”), simultaneously with the effectiveness of the Reverse Stock Split. The BCH Ninth A&R LPA provides for, among other things, (i) the combination of certain units of BCH in connection with the Reverse Stock Split and the corresponding reverse unit split of the Ben LLC Class A Units as well as amendments to the definition of the Preferred Series A Subclass 0 Unit Conversion Price and Preferred Series A Subclass 1 Unit Conversion Price (each as defined in the BCH Ninth A&R LPA) and (ii) remove references to the previously authorized BCH Preferred C-1 Unit Accounts, which are no longer outstanding.
ITEM 1A — RISK FACTORS
An investment in our securities involves a variety of risks, some of which are specific to us and some of which are inherent to the industry in which we operate. The following risks and other information in this Annual Report on Form 10-K or incorporated in this Annual Report on Form 10-K by reference, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read carefully before investing in our securities. These risks may adversely affect our financial condition, results of operations or liquidity. Many of these risks are out of our direct control, though efforts are made to manage those risks while optimizing financial results. These risks are not the only risks we face. Additional risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial may also adversely affect our business and operations. This Annual Report on Form 10-K is qualified in its entirety by all these risk factors. References in this section to the “Company,” “Ben,” “we,” “us,” or “our” refer to Beneficient and its subsidiaries.
Risks Related to Our Business
Risks Related to Our Liquidity Products Business
We have experienced net losses, and we may not be able to achieve or maintain profitability in the future.
We have a history of net losses. We generated a net loss, calculated in accordance with U.S generally accepted accounting principles (“GAAP”), of approximately $2.7 billion and $252.1 million for the years ended March 31, 2024 and 2023, respectively.
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
The use of statistical and quantitative models and other quantitative analyses is endemic to financing decision-making, and the employment of such analyses is intrinsic to our operations. Liquidity stress testing, interest rate sensitivity analysis, risk management efforts, and the identification of possible violations of anti-money laundering regulations are all examples of areas in which we are dependent on models and the data that underlies them. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. We often utilize qualitatively driven stress testing of financial health under various market scenarios and anticipate that model-derived testing may become more extensively implemented by regulators in the future.
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
We have historically had a substantial amount of goodwill and intangible assets, and we have been, and may in the future be, required to write down any remaining value of our intangible assets and goodwill due to impairment, which could have a material adverse effect on our business, financial condition and results of operations.
A significant portion of our total assets historically have been comprised of goodwill and intangible assets that arose from a series of transactions with GWG and relate principally to our Ben Liquidity business. We perform goodwill and intangible asset impairment annually, during the fourth quarter of each year, or when events occur, or circumstances change that would more likely than not indicate impairment has occurred, including a significant substantial decline in the prevailing price of our Class A common stock. Subsequent to our public listing on June 8, 2023, and through the date of this Annual Report on Form 10-K, the Company has experienced a significant sustained decline in the price of its Class A common stock and its related market capitalization. We believe that these factors indicated that the fair value of our reporting units had more likely than not fallen below their carrying values as of June 30, 2023, September 30, 2023, December 31, 2023 and March 31, 2024. As such, management performed impairment tests of goodwill as of June 30, 2023, September 30, 2023, December 31, 2023 and March 31, 2023, which resulted in $1.1 billion, $306.7 million, $883.2 million and $68.1 million, respectively, of impairment impacting the Ben Liquidity, Ben Custody, Ben Insurance, and Ben Markets reporting units. Because a number of factors may influence determinations of fair value of goodwill and our intangible assets, including the price of our Class A common stock, which has continued to decline since our public listing, there can be no assurance that our future evaluations of goodwill and intangible assets will not result in findings of significant impairment and related write-downs, which may have a material adverse effect on our business, financial condition and results of operations. As of March 31, 2024, remaining goodwill totaled $13.6 million.
In assessing impairment, the Company computed the fair value of each reporting unit by computing the overall enterprise value of the Company by valuing its various equity instruments, primarily based on the Class A common stock price per share. The overall enterprise value was allocated to each reporting unit using the discounted cash flow method to estimate the relative value of each reporting unit based on their future cash flows using a multi-year forecast, and a terminal value calculated using a long-term growth rate that was informed based on our industry, analyst reports of a public company peer set, current and expected future economic conditions and management expectations. The discount rate used to discount these future cash flows was determined using a capital asset pricing model based on the market value of equity of a public company peer set, adjusted for risk characteristics and expectations specific to the reporting unit, combined with an assessment of the cost of debt. The discount rates used for each reporting unit ranged from: 24.8% to 25.6% for June 30, 2023; from 25.3% to 26.2% for September 30, 2023; from 26.3% to 27.2% for December 31, 2023; and from 28.0% to 29.3% for March 31, 2024. The Company applied a terminal year long-term growth rate of 3.0% for each reporting unit during each of the interim impairment assessments. Subsequent to the impairment through March 31, 2024, remaining goodwill relates to Ben Custody and Ben Markets. There was no excess of reporting unit fair value over carrying value for Ben Custody or Ben Markets as of March 31, 2024.

Future valuations, to the extent necessary, of the enterprise value may use different valuation methodologies than the methodology employed during the impairment tests conducted in fiscal 2024, including the income approach, which would heavily incorporate management’s estimate of discounted cash flow. With all valuations, our assumptions reflect management’s best estimates of future performance. Further valuations involving estimates, specifically to the extent they may utilize management’s estimates of discounted cash flow, could assume that we capture a significant market share of liquidity transactions leading to a substantial rate of growth of new service offerings and products, revenues and assets. These estimations are uncertain to occur, and to the extent we fall short of achieving our expected growth in revenues and assets, material impairments of our goodwill or intangibles may occur in the near term. Additionally, any litigation relating to our transactions with GWG could have a material adverse on our ability to execute on our business plan, which could have an effect on the value of our goodwill and intangibles. While management can and has implemented its business plans, a failure to further execute our business plans or adverse changes in management’s forecasts, to the extent used in future valuations, could result in a decline in our estimated fair value and could result in an impairment of our goodwill or intangible assets. A significant sustained decrease in the Company’s common stock has in the past been an indicator, and in the future may indicate, that impairment is present and may require a quantitative impairment assessment of the Company’s assets, including goodwill and intangible assets. Any such future impairment charges for goodwill or other intangibles may reduce the overall assets and may result in a change in the perceived value of the Company and ultimately may be reflected as a reduction in the market price of our securities. Any impairment charge would adversely impact the income (loss) allocable to Ben’s equity holders. Additionally, an impairment charge may also adversely influence our ability to raise capital in the future. Further, primarily as a result of the impairment of our goodwill, we have a negative amount of stockholders’ equity as of March 31, 2024. To the extent the negative stockholders’ equity balance persists, the ability of the Company to remain listed on the Nasdaq Capital Market may be impacted.
Allocations of write downs in the value of our intangible assets and goodwill due to impairment will result in a decrease in the capital account balance of the BCH Class A Units indirectly held by the Company.
Pursuant to the terms of the BCH A&R LPA, upward adjustments to the carrying value of any assets of BCH and its subsidiaries are first, allocated to the holders of the BCH FLP-1 Unit Accounts (50.5%) and the BCH FLP-2 Unit Accounts (49.5%) up to an amount equal to 15% of the aggregate capital account balances of all outstanding BCH Class A Units and BCH Class S Ordinary Units and the BCH Class S Preferred Units (together, the “BCH Class S Units”), inclusive of the amount of such upward adjustment, less any prior allocations of upward adjustments; second, allocated among the holders of the BCH Class A Units and the BCH Class S Units in an amount necessary to cause the capital account balances of each series of the BCH Class A Units to be equal to the capital account balances of each series of the BCH Class S Units; and third, pro rata among all outstanding units of BCH, except the BCH Preferred A-0 Unit Accounts, BCH Preferred A-1 Unit Accounts and the BCH FLP Unit Accounts.
However, all losses attributable to downward adjustments to the carrying value of any assets of BCH and its subsidiaries, such as when equity securities of BCH are issued at a lower price than the prior issuance, are allocated pro rata among all holders of BCH Units other than the BCH Preferred A-0 Unit Accounts, BCH Preferred A-1 Unit Accounts and the BCH FLP Unit Accounts. As a result of these allocations, the capital account balance of the BCH Class A Units indirectly held by the Company, as well as the capital account balances of the BCH Class S Ordinary Units and the BCH Class S Preferred Units, may decrease due to downward adjustments to the carrying value, which may reduce the amount, if any, the Company would receive upon a liquidation of BCH.
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
As of March 31, 2024, we had approximately $120.5 million of debt (including unamortized premium thereon), which is derived from (i) borrowings under that certain Credit and Guaranty Agreement, dated October 19, 2023 (the “HH-BDH Credit Agreement”), with HH-BDH LLC (“HH-BDH”), as administrative agent, an entity affiliated with Mr. Thomas O. Hicks, who is a member of our board of directors; and (ii) borrowings under the Second Amended and Restated First Lien Credit Agreement (as amended, “First Lien Credit Agreement”) and the Second Amended and Restated Second Lien Credit Agreement (as amended, “Second Lien Credit Agreement,” collectively, the “HCLP Loan Agreement” or the “HCLP Loan”) with its lender, HCLP Nominees, L.L.C (“HCLP”), which is an indirect subsidiary of Highland Consolidated, LP. The majority of HCLP is indirectly owned by The Highland Investment Holdings Trust, of which Mr. Heppner and his family are the beneficiaries. Mr. Heppner is a trustee but does not possess any discretionary authority with respect to the management, distribution or administration of the trust’s current assets (including HCLP). The level of debt outstanding each period could adversely affect our financial flexibility. We also bear risk at the time our debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our purchase of alternative assets and planned capital expenditures will depend on our ability to generate cash from operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising interest rates.
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
For transactions other than public offerings, Nasdaq also requires stockholder approval prior to the issuance or potential issuance of common stock (or securities convertible into or exercisable for common stock) at a price per share that is less than the “Minimum Price” if the issuance (together with sales by our officers, directors and substantial shareholders (as defined in Nasdaq listing rules)) would equal 20% or more of our Class A common stock outstanding before the first issuance in the transaction. Under Nasdaq rules, the “Minimum Price” means a price that is the lower of (i) the closing price of our Class A common stock on the Nasdaq Capital Market immediately preceding the signing of the binding agreement; or (ii) the average closing price of our Class A common stock on the Nasdaq Capital Market for the five trading days immediately preceding the signing of the binding agreement. If we are required to seek stockholder approval for our liquidity transactions, it would require substantial resources and could delay such transactions, which may materially and adversely affect our ability to execute our business plan, and there is no guarantee our stockholders ultimately would approve a proposed transaction.

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
Any decline in that pace or the size of our liquidity transactions would reduce Ben Liquidity’s and Ben Custody’s revenue from loan interest income, transaction fees and administrative service fees, which would have a negative impact on the results of operations attributable to Ben’s and BCH’s equity holders.
Decisions made by an individual trustee could materially affect our custody business and the assets held in certain of our trusts.
Historically, we have been dependent upon the services of John Stahl, an individual who, prior to our receipt of the operating TEFFI charter in Kansas, served as trustee of most of our Customer ExAlt Trusts, excluding the custody trusts that are Delaware statutory trusts, which are trusts with the Delaware Trust Company serving as trustee. Mr. Stahl will continue to serve as trustee of the Customer ExAlt Trusts established in our formative transactions until July 7, 2024, at which point a successor trustee will be appointed. We have replaced Mr. Stahl as trustee on certain other trusts, and BFF was appointed as trustee of the Customer ExAlt Trusts following the receipt of BFF’s TEFFI charter. Although Mr. Stahl is, and his successor trustee will be, subject to fiduciary duties and other restrictions included in our trust agreements and as a matter of law, as a trustee, Mr. Stahl has, and his successor trustee will have, broad discretion and authority to take actions permitted by the trust agreements and applicable law.
Accordingly, decisions made by Mr. Stahl and his successor trustee could materially affect our business and the assets held in such trusts. It is impossible to determine how these decisions may affect the value of the Company and therefore our securities.
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
We seek to monitor and control our risk exposure by developing an effective risk and control framework, which encompasses a variety of separate but complementary financial, credit, operational, compliance, and legal reporting systems, internal controls, management review processes and other mechanisms. However, as of March 31, 2024, because we have closed only a limited amount of liquidity transactions, Ben Liquidity’s loan portfolio is not fully diversified, and we may be over-exposed to certain areas of the market. While we employ and will continue to develop and deploy risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application may not be effective and may not anticipate every risk event in all market environments or the specific nature of the impact and timing of such outcomes. Our failure to manage risk effectively could have an adverse effect on our business and results of operations.
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
Risks Related to Our Broker-Dealer Business
We have limited experience in operating a broker-dealer to place securities of our Company, and our entry into and operating in this market may not be successful.
We offer broker-dealer services to the Company through a subsidiary of Ben Markets, AltAccess Securities. We expect that operational efficiencies created by having an in-house broker-dealer will allow us to streamline our ExAlt Plan liquidity transactions and reduce certain transaction and other third-party costs, although, there is no assurance that this will occur. The broker-dealer industry is heavily regulated and has regulatory and business barriers to entry. Entering into the broker-dealer business subjects us to additional laws and regulations and involves additional risks, including risks relating to regulatory oversight and examinations and increased risks of enforcement proceedings and litigation. Although certain of our directors and management have experience operating and advising broker-dealer businesses, we have limited experience in operating a subsidiary broker-dealer to help the Company issue its securities, which enhances these risks. To the extent we expand our broker-dealer business, particularly if we expand our broker-dealer business to serve third parties in addition to our subsidiaries and affiliates, it could involve a number of risks, including risk of denial or delay in regulatory approval, the required investment of capital and other resources, increasing demands on our operational and management systems and controls, the diversion of management’s attention from our core business, risks when dealing with third-parties (based on their actions, omissions or disclosures), and our ability to implement an effective marketing strategy to promote awareness of and sell our broker-dealer products, including in conjunction with our ExAlt Plan. There can be no assurance that our entrance into, and ongoing efforts involving, the broker-dealer market will be successful. The regulatory environment in which our broker-dealer business operates is continually evolving, and the level of financial regulation to which we are subject has generally increased in recent years, which generally results in increased costs of compliance and operations. Regulators have adopted, proposed to adopt, and may in the future adopt regulations that could impact the manner in which we will market products and services, conduct compliance and operations, interact with regulators and manage our business.
Our broker-dealer is also not a full-service broker-dealer and pursuant to its agreement with FINRA conducts only private placements of securities and if it in the future has the appropriately licensed persons, it may also conduct investment banking-related activities. If our broker-dealer business does not generate sufficient revenue, source sufficient number or type of investors or purchasers, or provide expected efficiencies and third-party cost reduction, or if we are unable to efficiently manage the existing and future regulatory environment, or our existing or expanded operations, our business and financial condition will be adversely affected.

Our broker-dealer business is subject to extensive and evolving regulations and our failure to be fully compliant with applicable regulations could have a material adverse effect on our future business, financial condition, results of operations and prospects.
AltAccess Securities is a subsidiary of Ben Markets, is registered with the SEC and various states and is a member of FINRA. Although subject to federal, SEC and state laws and rules, much of the oversight of broker-dealers has been delegated to self-regulatory organizations, including FINRA. AltAccess Securities business is also governed by its agreement with FINRA and the specific registrations of its registered persons. Self-regulatory organizations like FINRA adopt rules (which are subject to approval by the SEC) for governing its members and the industry. AltAccess Securities is a member of, and is primarily subject to regulation, supervision and regular examination, by FINRA. AltAccess Securities is also subject to cycle SEC or state exams, as well as, if applicable, for-cause exams, special inquiries, and investigations by the SEC, FINRA or a state.
The regulations (including laws, rules and interpretations) to which broker-dealers like AltAccess Securities are subject are extensive, change over time and cover all aspects of their securities business, including, but not limited to, changes in direct and indirect control, business expansions, dealings with affiliates, sales and trade practices, net capital and financial requirements, disclosures, conflicts of interests, record keeping and reporting procedures and filings, relationships and conflicts with customers, the handling of customer funds, experience and training requirements for certain employees, the conduct of investment banking activities and the conduct of registered persons, directors, officers and employees. Broker-dealers are also subject to the federal and state privacy laws regarding safeguarding of customer information (such as Regulation S-P) and anti-money laundering laws, and related regulations, including the recently adopted Anti-Money Laundering Act of 2020, for which various implementing measures will be taking effect, including expanded beneficial ownership reporting. Compliance with applicable regulations involves considerable allocations of time, resources and costs.
Additional legislation, changes in rules promulgated by the SEC, FINRA or states or changes in the interpretation or enforcement of existing laws and rules often increase costs, take time and resources to evaluate and directly affect the method of operation and profitability of broker-dealers, including any business expansions we may undertake. In addition to regular and special reviews of our business, the SEC, FINRA and states may conduct administrative and enforcement proceedings alleging violations of law and rules by AltAccess Securities that can result in a change of our businesses practices, an increase of compliance and training costs and in significant adverse regulatory consequences such as censure, fine, profit disgorgement, monetary penalties, suspension, revocation of registration or expulsion of broker-dealers, their registered persons, officers or employees. Customers may also bring arbitration actions and civil lawsuits against AltAccess Securities as a result of alleged violations of law and rules by AltAccess Securities, the results of which may also have a material adverse effect on our business and financial condition. Therefore, if we fail to comply with applicable regulations, such failure could have a material adverse effect on our business and financial condition. In addition, even if AltAccess Securities is successful in whole or part in any regulatory matter or civil lawsuit or arbitration, the cost of representation and defending itself is often significant, which cost could have a material adverse effect of our financial condition. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers.
In addition, as a registered broker-dealer and member of a self-regulatory organization, AltAccess Securities is subject to the SEC’s uniform net capital rule. Rule 15c3-1 of the Exchange Act specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. AltAccess Securities is subject to such requirements. Compliance with the net capital requirements may limit our operations or require increased use of capital to meet the operating needs and capital requirements of AltAccess Securities. Any change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect us.
Effective beginning June 2020, the SEC elevated the standard of care for broker-dealers from the current “suitability” requirement to a “best interest” standard when making a recommendation of any securities transaction, or investment strategy involving securities, to a retail customer pursuant to Regulation Best Interest (“Regulation BI”). The “best interest” standard requires a broker-dealer to make recommendations to retail customers without putting its financial interests ahead of the interests of a retail customer. In connection with Regulation BI, the SEC also adopted a related form called a Form CRS Relationship Summary (“Form CRS”), which requires broker-dealers to deliver to retail investors a succinct, plain English summary about the relationship and services provided by the firm and the required standard of conduct associated with the relationship and services. In connection with adopting Regulation BI, the SEC added new record-making and recordkeeping rules. The burden of complying with Regulation BI could also affect what customers AltAccess Securities solicits for its products and services (for example, limiting customers to only non-retail customers), which could have a material adverse effect of our business or financial condition.
While the SEC and FINRA have provided some guidance regarding Regulation BI, including findings from certain exams, the interpretation and enforcement of such new regulations carry uncertainties and AltAccess Securities compliance with Regulation BI may result in increased compliance costs and potential future liability if the SEC or FINRA disagree with how AltAccess Securities has interpreted or implemented compliance with Regulation BI. If the SEC does not believe we have sufficiently complied or if we fail to continue to comply with the requirements of Regulation BI and Form CRS, we would be subject to fines and other regulatory actions that could result in a material adverse effect on our business or financial condition.
Legislatures and securities regulators in certain states in which we may do business have enacted (or are considering enacting) their own standard of conduct rules for broker-dealers, insurance agents, and investment advisers as well as new or expanded privacy obligations related to safeguarding information about their residents. The requirements and scope of these state rules are not uniform. Accordingly, we may have to adopt different policies and procedures in different states, which could create added compliance, supervision, training and sales costs for AltAccess Securities. Should more states enact similar legislation or regulations, it could result in material additional compliance costs and could have a material adverse effect on our business and financial condition.
The costs (including compliance, training and operations) related to existing and future securities and related laws and rules (including Regulation BI) can be significant, which could have a material adverse effect of our financial condition. Any failure to meet these or other current or future regulatory conditions or requirements may result in material adverse consequences, such as the imposition of a censure, significant fine, denial of business expansion or changes in control, disgorgement of profits, suspension or revocation of AltAccess Securities’ broker-dealer license and/or the licenses of AltAccess Securities registered persons, which would mean that we would not be able to provide the current and planned broker-dealer products and services or otherwise conduct our intended broker-dealer business and, therefore, restrict or prevent us from conducting ExAlt Plan transactions, until the applicable matter is resolved or the approvals are obtained, and/or any suspension or revocation of the required approvals has passed or is otherwise resolved. Any censure, fine, disgorgement, or suspension or revocation of regulatory approvals would negatively impact our reputation in the marketplace and could have a material adverse effect on our ability to conduct a broker-dealer business or grow our liquidity business.
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
As a result of such uncertainties, the revenues and operating results of AltAccess Securities may vary significantly from quarter to quarter and from year to year. Unfavorable financial or economic conditions could reduce the number and size of transactions in which we provide services. Disruptions in fixed income and equity markets and changes in interest rates could lead to a decline in the volume of transactions executed for customers and, therefore, to declines in revenues from transactions.
We are subject to certain limitations that could prevent AltAccess Securities from entering new businesses.
The businesses that AltAccess Securities conducts is limited by its agreements with, and its oversight by, FINRA, other regulatory authorities and federal and state law. Currently, AltAccess Securities is permitted to only conduct private placements of securities and if it has the appropriate licensed persons, investment banking-related activities. Participation in new business lines, including trading of new products, often requires governmental and/or regulatory approvals, which may take significant time and resources. As a result, AltAccess Securities may be prevented from entering new businesses that may be profitable in a timely manner, if at all.

Several of our broker-dealer segment’s product lines rely on favorable tax treatment and changes in federal tax law could impact the attractiveness of these products to our customers.
We offer a variety of services and products that rely on favorable federal income tax treatment to be attractive to our customers. Should favorable tax treatment of these products be eliminated or reduced, sales of these products could be materially impacted, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
AltAccess Securities also may enter into referral and similar agreements with financial intermediaries such as third-party broker-dealers, investment advisers and foreign finders, in which case, the success of AltAccess Securities would depend in part on the success of our referral partners and their ability to market our products and services successfully, and such entities may have different standards, obstacles or risks than AltAccess Securities, which may cause a material adverse effect to our broker-dealer business. Also, similar to a selling network above, we could be subject to liability based on the actions or omissions of these financial intermediaries, which also could adversely affect the issuer.
These risks include regulatory actions by the SEC, FINRA or the states against these other broker-dealers, financial intermediaries and AltAccess Securities, as well as arbitration and civil litigation, including class action suits against the selling network or groups of broker-dealers and financial intermediaries, including AltAccess Securities.
AltAccess Securities is subject to various conflicts of interest, incentives and risks given its affiliation with the Company, including that decisions related to the Company’s offerings may be influenced by such affiliation.
In addition to AltAccess Securities being an affiliate of the Company, certain employees of the Company or its affiliates are registered persons of AltAccess Securities. We have an incentive to use AltAccess Securities and its registered persons instead of other unaffiliated third parties because of such affiliation and because such employees of the Company or its affiliates are registered persons of AltAccess Securities. The success of AltAccess Securities depends in part on the success of its registered persons and the selling group members and referral partners and their ability to market our products and services successfully. When the Company uses AltAccess Securities as its broker-dealer to conduct its transactions, such use of AltAccess Securities creates various conflicts of interest, incentives and risks as set forth herein, which may be in conflict with the best interests of customers of AltAccess Securities, including that AltAccess Securities does not offer a diverse or alternative group of products and only offers securities and products of its affiliates. Because of these relationships, transactions between AltAccess Securities and the Company are generally not arm’s-length and the Company has an incentive to use AltAccess Securities and its registered persons to sell the Company’s securities instead of AltAccess Securities selling or seeking to sell products of unaffiliated third parties.
This may result in the Company paying higher costs for broker-dealer services than if the Company engaged the services of a non-affiliated broker dealer. Increased costs could negatively impact our results of operations and our business. Through its ownership of AltAccess Securities, the Company, its owners, and employees receiving profit participation, equity incentives or similar benefits (including our Chief Executive Officer and other employees) indirectly benefit from and/or share in the revenue earned by AltAccess Securities. Individuals registered with AltAccess Securities that are employees of the Company or its affiliates receive a portion of the transaction compensation or other fees earned by AltAccess Securities for transactions in which such registered persons participate in addition to compensation they receive as employees of the Company or its affiliates. Certain allocations based upon the revenues of AltAccess Securities are made pursuant to the BCH LPA to BHI, as a result of its ownership of the BCH FLP-1 Unit Accounts, and to BMP, as a result of its ownership of the BCH FLP-2 Unit Accounts. BHI is directly owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trust advisor, and Mr. Heppner and his family are the beneficiaries. BMP is owned by certain of the directors, officers and employees of Ben and a limited number of former employees. Compensation paid to AltAccess Securities and therefore to such registered persons of AltAccess Securities may be significant depending upon the aggregate amount of securities sold in an offering. Related risks include that AltAccess Securities and its registered persons are incentivized to sell the Company’s securities and products, maximize the amount of subscriptions in any offering, favor the Company’s offerings over offerings of unaffiliated third parties and to take greater risks regarding such offerings, and that their decisions relating to offerings of the Company may be influenced by such persons being registered with AltAccess Securities and/or being employees of the Company or its affiliates and the extent of the compensation they may receive by participating in an offering of the Company. This influence and risk may include affecting it or their independence regarding reviewing any offering (including not fully resolving an offering conflict of interest that could impair its ability to conduct a thorough and independent investigation), not treating as a red flag something that another broker-dealer may treat as such, giving different weight to such red flags or accepting an explanation for such red flag that another broker-dealer may not fully accept. Its affiliation with the Company may also present a risk of raised expectations by an investor that AltAccess Securities has special expertise concerning the Company. While AltAccess Securities and its registered persons endeavor to handle these conflicts of interest, incentives and risks in good faith and in a manner that they deem to be fair and equitable under the circumstances, there can be no assurance that this may be the case in a particular circumstance or on an overall basis, including that they may receive or be deemed to receive more favorable treatment, benefits, pricing and/or information than unaffiliated or unrelated third parties.
The Company is subject to the risk of possibly becoming an investment advisor under the Investment Advisers Act.
The Investment Advisers Act is a U.S. federal law that defines the role and responsibilities of an investment advisor/adviser. Section 202(a)(11) of the Investment Advisers Act defines an investment adviser as any person or firm that: (1) for compensation; (2) is engaged in the business of; (3) providing advice to others or issuing reports or analyses regarding securities. A person must satisfy all three elements to fall within the definition of “investment adviser.” As a result of certain of AltAccess Securities’ operations, specifically as it relates to the loan participation transactions, AltAccess Securities runs the risk of inadvertently becoming an investment adviser, which would require AltAccess Securities to register under the Investment Advisers Act. Registered advisers are subject to extensive, restrictive and potentially adverse regulations. Registered investment advisers are not permitted to operate their business in the manner in which AltAccess Securities operates its business. If it were established that AltAccess Securities were an investment company, there would be a risk, among other material adverse consequences, that it could become subject to monetary penalties, regulatory actions and injunctive relief in an action brought by the SEC, that AltAccess Securities would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with AltAccess Securities undertaken during the period it was established that AltAccess Securities was an unregistered investment adviser. If it were established that AltAccess Securities were an investment adviser, this would have a material adverse effect on our business and financial operations. Based on the facts and circumstances of our business model, we do not believe that AltAccess Securities is an investment adviser as defined within the Investment Advisers Act. The predominant reason for our view is based on various SEC interpretations and our view that the company is not engaged in the business of providing advice to others or issuing reports or analyses regarding securities for separate advisory compensation.
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
We commenced commercial operations in September 2017, and we do not have significant operating history under our current business plan. Additionally, our Kansas trust company subsidiary received its charter at the end of calendar year 2021 and our broker-dealer business received authorization to conduct business in 2021, while our proposed insurance line of business has not received an operational charter or authorization to conduct business and has no operating history.
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
As part of its business plan, the Company intends to engage in transactions that may be deemed to represent a conflict of interest, including transactions between Beneficient and its non-wholly owned subsidiary, BCH. Certain officers and directors of Beneficient hold interests in BCH, directly or indirectly, in different proportions than they hold in Beneficient. Therefore, they could be seen as benefiting from transactions that will invest money in the Company’s operating subsidiaries. Beneficient will be a Nevada corporation, and under Nevada law, the statutory liability standard of the Nevada business judgment rule codified in Chapter 78.138 of the NRS is the principal avenue to hold directors and officers individually liable for damages arising from official conduct. Nevada does not use the “entire fairness” doctrine in evaluating transactions, which doctrine may be applicable if Beneficient was incorporated in another jurisdiction, and the Nevada Supreme Court has rejected the “entire fairness” doctrine, even when the challenged transaction involves a controlling stockholder and there are allegations of conflicts of interest. In Nevada, the existence of a conflict of interest, in and of itself, does not rebut the codified business judgment rule and shifts the burden of proof to directors.
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
The Company is Ben’s holding company and has no material assets other than the indirect ownership of the BCH Class A Units. As a holding company, the Company conducts its business through its subsidiaries. The Company has no independent means of generating revenue and therefore its cash flow is completely dependent on BCH making distributions to its partners, including Ben LLC, which is the general partner of BCH and owned by the Company. Accordingly, the Company intends, to the extent permitted under the terms of the BCH A&R LPA, to cause BCH to make distributions to its partners, including Ben LLC, to fund any distributions the Company may declare on the Beneficient common stock or preferred stock. If the Company’s subsidiaries are unable to make dividend payments or distributions to the Company and sufficient cash or liquidity is not otherwise available, the Company may not be able to pay dividends. If BCH makes such distributions, certain limited partners of BCH will have priority with respect to such distributions and will be entitled to receive distributions in accordance with the terms of the BCH A&R LPA.
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
Shares of our Class A common stock, Series A preferred stock, Series B preferred stock, and any additional series of preferred stock we issue are and will be structurally subordinated to interests in BCH.
Because the Company has a holding company structure, as an interest in the Company, Class A common stock, Series A preferred stock, Series B preferred stock and any additional series of preferred stock we issue are and will be structurally subordinated to interests in BCH, including creditors and holders of certain equity interests. With respect to BCH, upon its sale, liquidation, dissolution or winding up, the Class A Units the Company indirectly owns in BCH will be entitled to distributions ranking junior to all other currently issued and outstanding classes and series of BCH’s preferred units, which as of March 31, 2024, had an aggregate estimated capital account balance determined in accordance with Section 704 of the Internal Revenue Code of $1.1 billion, other than the BCH Class S Ordinary Units, which will share any such distributions with the Class A Units held by the Company on a pro rata basis. In addition, BCH or Ben LLC could issue securities in the future that have a senior preference on payment to the BCH Class A Units indirectly owned by the Company or that are otherwise structurally senior to Class A common stock or any preferred stock we issue.
Therefore, in any bankruptcy, liquidation or similar proceeding, all claims of creditors (including trade creditors) of BCH will have priority over the Company’s equity interests in BCH (and therefore the claims of the Class A common stock and any preferred stock we issue) with respect to the assets of BCH. Even if the Company is recognized as a creditor of BCH, the Company’s claims would still be effectively subordinated to any security interests in the assets of BCH and to any indebtedness or other liabilities of BCH senior to the Company’s claims. Consequently, Class A common stock, Series A preferred stock and Series B preferred stock are structurally subordinated to all indebtedness and other liabilities (including trade payables) of BCH and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. In addition, future debt and security agreements entered into by BCH may contain various restrictions, including restrictions on payments by BCH to the Company and the transfer by BCH of assets pledged as collateral.
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

Pursuant to the terms of the Eighth Amended and Restated Limited Partnership Agreement of BCH (the “BCH Eighth A&R LPA”) that became effective on June 7, 2023 in connection with the consummation of the Business Combination, the preferred returns on the BCH Class S Preferred Units and the BCH Preferred A-1 Unit Accounts have been waived and shall not accrue until December 31, 2024, unless there are allocations of income up to the amount of such quarterly returns, in which event such returns have not be waived. This waiver continued under the terms of the BCH Ninth A&R LPA. As of March 31, 2024, there are substantial amounts in the capital accounts and hypothetical capital accounts of the senior limited partner interests in BCH that continue to exist and have priority over the BCH Class A Units indirectly held by the Company. As of March 31, 2024, the estimated capital account balances and the estimated hypothetical capital account balances of the limited partner interests entitled to preferred returns are as follows: BCH Class S Preferred Units – capital account $0.6 million and hypothetical capital account $0.8 million; and BCH Preferred A-1 Unit Accounts – capital account $813.5 million and hypothetical capital account $919.6 million. In addition, the aggregate estimated capital account balance as of March 31, 2024 for the remaining limited partner interests (BCH Preferred A-0 Unit Accounts) that are senior to the BCH Class A Units indirectly held by the Company is $252.8 million.
The estimated capital account balances and estimated hypothetical capital account balances disclosed in this Annual Report on Form 10-K have been prepared and disclosed for informational purposes only to provide an indication of the amounts that will have priority over the BCH Class A Units that are held indirectly by Beneficient. The estimates are based upon a deemed liquidation value of $1.1 billion and are subject to adjustment based upon actual results of operations, including the financial performance of BCH’s underlying investments and an adjustment to the carrying value of the assets of BCH in connection with Beneficient’s Business Combination. The holders of these senior limited partner interests in BCH with such capital account and hypothetical capital account balances will have priority over any distributions payable to the Company as the indirect holder of the BCH Class A Units.
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
As a part of its business plan, the Company expects to issue additional equity securities in capital raising transactions or otherwise, resulting in the dilution of the ownership interests of its present stockholders. The Charter, as amended, authorizes the issuance of 269,000,000 shares of capital stock, consisting of: 18,750,000 shares of Class A common stock, 250,000 shares of Class B common stock and 250,000,000 shares of preferred stock, with 50,000,000 shares being shares of Series A preferred stock and 3,768,995 shares of Series B preferred stock, which consist of 3,542,063 shares of Series B-1 preferred stock, 200,000 shares of Series B-2 preferred stock, 20,000 shares of Series B-3 preferred stock and 6,932 shares of Series B-4 preferred stock pursuant to the respective the respective certificates of designation.
The Company may in the future raise additional capital through public or private offerings of its common stock or other securities that are convertible into or exercisable for its common stock. Additionally, the Board approved the launch of the ExchangeTrust Product Plan to complete up to $5 billion of fiduciary financings to Customer ExAlt Trusts through ExchangeTrust transactions, which would be priced using the Formula-Based Financing. We believe completing ExchangeTrust transactions is critical for the long-term success of the Company. Any future issuance of the Company’s equity or equity-linked securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of the Company’s equity securities, because the Company’s assets would be owned by a larger pool of outstanding equity. As a result of the Formula-Based Financing for transactions pursuant to the ExchangeTrust Product Plan, dilution to existing stockholders may be substantially increased if the trading price of our Class A common stock is lower at the time of any ExchangeTrust transaction. Given the importance of ExchangeTrust transactions, the Company may enter into such transactions even if the trading price of our Class A common stock is significantly lower than historic prices. In addition, the implementation of Formula-Based Financing introduces risks that could materially and adversely affect our business, financial condition, and results of operations. These risks include that the formula is based on certain assumptions that may not accurately or reliably predict market outcomes, our cost of capital, or the present value of the Collateral backing a fiduciary financing, potentially leading to mispricing of fiduciary financings and financial losses. Despite our efforts to monitor and mitigate these risks, there can be no assurance of success, and any of these factors could materially and adversely affect our business, financial condition, and results of operations.
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
On June 6, 2023, in connection with the Business Combination, certain holders of Class B common stock entered into that certain Stockholders Agreement, which includes certain protective provisions on behalf of the holders of the Class B common stock (the “Stockholders Agreement”). Pursuant to the Stockholders Agreement, Beneficient agreed not to authorize, approve or ratify certain matters without the approval of the holders of at least a majority of the voting power of Class B common stock, including (but not limited to) certain actions related to Ben LLC, Beneficient, and the BCH A&R LPA, and certain additional issuances of shares of Class B common stock (the “Protective Provisions”). These Protective Provisions vest control over certain matters to the holders of Class B common stock and may have an unintended “anti-takeover” effect if the holders of Class B common stock do not approve such a transaction, which could cause the value of the Class A common stock to suffer.
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
Furthermore, our subsidiaries BFF and AltAccess Securities are subject to significant regulatory restrictions limiting their ability to declare and pay dividends to the Company. For more information regarding the regulations with which we and our subsidiaries must comply, see the risks set forth under the heading “Legal and Regulatory Risks” in this Annual Report on Form 10-K.
Our ability to receive payment on the ExAlt Loans and fee income from the Customer ExAlt Trusts is limited by the distributions the Customer ExAlt Trusts receive.
The primary source of funds for the Customer ExAlt Trusts to repay our ExAlt Loans is distributions from the alternative assets held by the Customer ExAlt Trusts. Any delay in receiving such distributions could adversely impact our liquidity and ability of the Customer ExAlt Trusts to repay the ExAlt Loans. To the extent the Customer ExAlt Trusts do not receive distributions, such as if managers of the professionally managed funds comprising the alternative assets determine to delay distributions or transactions that would result in cash distributions to their limited partners, the Customer ExAlt Trusts’ ability to repay the ExAlt Loans, and therefore, Ben Liquidity’s ability to receive principal and interest payments, may be adversely impacted. For example, during the year ended March 31, 2024, largely as a result of macro-economic conditions, the Customer ExAlt Trusts received fewer distributions from their alternative assets than was originally anticipated, which adversely impacted the Customer ExAlt Trusts’ ability to repay the ExAlt Loans and our liquidity.
Risks Related to Our Relationship with GWG
The transfer of GWG’s assets to the GWG Wind Down Trust and the Litigation Trust pursuant to the Second Amended Plan could create significant uncertainties and risks for our continued operations and materially and adversely impact our financial operating results.
On April 20, 2022 and October 31, 2022, GWG and certain of its subsidiaries (the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) thereby commencing those certain Chapter 11 cases (the “Chapter 11 Cases”). On June 20, 2023, the Bankruptcy Court entered an order confirming the Debtors’ Second Amended Joint Chapter 11 Plan (the “Second Amended Plan”), which became effective on August 1, 2023, (the “Effective Date”).
The Second Amended Plan provides for the creation of two liquidating trusts to effectuate a liquidation of the Debtors: (i) the GWG Wind Down Trust, a common law trust created under the laws of the state of Texas (“GWG Wind Down Trust”); and (ii) the Litigation Trust (the “Litigation Trust”). The Second Amended Plan provides that the GWG Wind Down Trust will take all necessary steps to wind down the business affairs of the Debtors and maximize the value of the Debtors’ non-litigation assets, including the Debtors’ equity interests in the Company. Under the Second Amended Plan, the trustee for the GWG Wind Down Trust is Elizabeth C. Freeman. Pursuant to the terms of the Second Amended Plan, all potential claims and causes of action of the Debtors’ estates against the Company have been assigned to and, potentially may be pursued by, the Litigation Trust. The initial funding amount of the Litigation Trust under the Second Amended Plan was $3 million in cash, and the Litigation Trust received all non-released litigation assets of the Debtors as well as the Debtors’ interest in any insurance policies covering directors and officers of the Debtors. The Second Amended Plan further provides that the trustee for the Litigation Trust is Michael I. Goldberg (the “Litigation Trustee”), who has the sole authority to make decisions and act with respect to the Litigation Trust assets. Proceeds from the Litigation Trust will be distributed to the GWG Wind Down Trust for distribution to holders of trust interests in accordance with the waterfall set forth in the Second Amended Plan and the trust agreement governing the GWG Wind Down Trust.
The Second Amended Plan also incorporates the terms of a mediated settlement (the “Mediated Settlement”) between the Official Committee of Bondholders (the “OCB”) and L Bond Management, LLC (the “LBM”). As a result, Pursuant to the Second Amended Plan, the Company did not receive a release, and all potential claims and causes of action of the Debtors’ estates against the Company, including the potential claims and causes of action described in the OCB’s Standing Motion (as defined below), have been assigned to and, potentially may be pursued by, the Litigation Trust. As described below, on April 19, 2024, the Litigation Trustee filed a complaint against Beneficient and certain other parties (the “LT Compliant”), and it is possible that further claims or causes of action arising from the Company’s transactions with GWG, the OCB Standing Motion and the LT Complaint could be advanced against the Company in the future. Any attendant litigation, including the LT Complaint, depending on its outcome, or the potential for additional claims, could have a material adverse effect on our operations and financial condition and could result in a decline of the value or perceived value of the Company, which could ultimately be reflected as a reduction in the market prices of our securities
The transfer of GWG’s assets to the GWG Wind Down Trust and Litigation Trust and their subsequent liquidation pursuant to the Second Amended Plan could create significant uncertainties and risks for our continued operations and/or materially and adversely impact our financial operating results. Among other things, as of the Effective Date, the Company held approximately 2.5 million shares of GWG common stock, and the Customer ExAlt Trusts held 9.8 million shares of GWG common stock and $94.8 million of outstanding principal amount of L Bonds. On the Effective Date, all securities issued by GWG, including GWG’s common stock, preferred stock and debt securities (including all L Bonds) were cancelled. Holders of such cancelled securities, including the Company and the Customer ExAlt Trusts, were delivered trust interests (the “New

WDT Interests”) in GWG Wind Down Trust. As of March 31, 2024, Ben held 0.8 million interests of Series A1 and 2.5 million interests of Series E of the GWG Wind Down Trust, and the Customer ExAlt Trusts held 82.0 million, 14.5 million, and 9.8 million interests of Series A1, Series A2, and Series E, respectively, of the GWG Wind Down Trust. During the years ended March 31, 2024 and 2023, the Company has recognized net losses of $1.4 million and $12.9 million, respectively, related to its interests in the GWG Wind Down Trust (or GWG Holdings, as applicable), and the Customer ExAlt Trusts have recognized net losses of $66.1 million and $50.7 million related to its interest in the GWG Wind Down Trust (or GWG Holdings, as applicable), all of which is reflected in the consolidated statements of comprehensive income (loss). If the value of such New WDT Interests received by the Company and the ExAlt Trusts in exchange for their GWG common stock and L Bonds were to continue to significantly drop, the value of the Company’s or the Customer ExAlt Trusts’ holdings of such New WDT Interests would also continue to significantly drop, which could result in a decline in our value and/or have a negative impact on our operating results. Such a decline in the perceived value or operating results of the Company, on a consolidated basis, could ultimately be reflected as a reduction in the market price of our securities, which could adversely influence our ability to raise capital in the future.
Additionally, a subsidiary of the Company has loans to certain Customer ExAlt Trusts in the approximate aggregate principal amount of $145.9 million (net of unamortized discounts), which are collateralized by the New WDT Interests held by these certain Customer ExAlt Trusts. The value and/or availability of such New WDT Interests to satisfy the loans have been materially impacted as a result of the Chapter 11 Cases and the Second Amended Plan and may also be materially impacted as a result of potential litigation against the Company relating to its transactions with GWG. As of March 31, 2024, an allowance for credit losses of $145.9 million was recorded on these loans, principally related to the decline in the value of the GWG common stock and L Bonds (prior to their cancellation). In addition, we have recorded an allowance for credit losses of $25.3 million on fees receivables related to these Customer ExAlt Trusts. The allowance for credit losses on both the loans and fee receivables are eliminated in the presentation of our consolidated financial statements but directly impacts the income (loss) allocable to the Company’s and BCH’s equity holders. We may be required to record additional impairment charges on the loans and a further reduction in the value of the New WDT Interests received in exchange for such L Bonds or GWG common stock could have a material adverse effect on the Customer ExAlt Trust’s ability to repay the current carrying value of the loans.
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
We may face risks related to allegations in the Chapter 11 Cases, which could damage our reputation and otherwise be disruptive to our business.
We have had numerous transactions with GWG since 2018. As part of the Chapter 11 Cases, GWG adopted resolutions (the “Resolution”), which, among other things, formed the Special Committee and the Investigations Committee of the GWG board of directors, comprised of certain independent directors (the “Independent Directors”). The Resolutions gave (i) the Special Committee the authority to, among other things, examine, investigate, analyze, assess, evaluate and negotiate the terms and conditions of any proposed plan of reorganization or liquidation submitted by GWG and its debtor-affiliates to the Bankruptcy Court for confirmation in connection with the Chapter 11 Cases and (ii) the Investigations Committee the authority to, among other things, conduct an investigation of claims and causes of action that arise under or relate to any transactions, relationships or conduct involving the Debtors and any third party, including, without limitation, the Company, as well as its officers and directors, relating to the Company’s transactions with GWG.
Furthermore, in connection with GWG’s Chapter 11 Cases, the OCB filed a motion seeking standing (the “Standing Motion”) to pursue causes of action that include (i) avoidance actions including challenges to transactions between GWG and the Company under theories of actual or constructive fraudulent transfer, (ii) allege claims for breach of fiduciary duty against former and current Company directors and officers, including Ben’s CEO, for approving such transactions, (iii) advance a basis for the claims that GWG did not receive reasonably equivalent value in these transactions, and (iv) seek recovery from the Company and the other named individuals, including Ben’s CEO. More specifically, such challenged transactions relate to (i) GWG’s commitment to loan the Company $65 million that GWG funded in two tranches on May 31, 2019 ($50 million on June 3, 2019 and $15 million on November 22, 2019), (ii) GWG’s purchase of $10 million of equity in the Company on June 12, 2019, (iii) GWG’s capital contribution to the Company of $79 million on December 31, 2019, (iv) $130.2 million in contributions by GWG to the Company pursuant to a Preferred Series C Unit Purchase Agreement, and (v) the Company’s ultimate decoupling from GWG. Additionally, the motion included proposed claims against certain of GWG’s former directors for an illegal dividend under Delaware law and claims for unjust enrichment against certain of GWG’s former directors, individuals and corporate entities affiliated with or controlled by Ben’s CEO, transferees of certain allegedly fraudulent transfers, and certain broker-dealers who marketed and sold L Bonds. The OCB’s Standing Motion stated that the proposed claims could add in excess of $500 million worth of additional value to the Debtors’ estate.
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
On the effective date of the Second Amended Plan, which occurred on August 1, 2023, GWG transferred any potential claims against the Company and certain other parties to the Litigation Trust. On April 19, 2024, the Litigation Trustee filed the LT Complaint as an Adversary Proceeding in the bankruptcy of GWG Holdings, Inc. currently pending in the Bankruptcy Court against Ben Management, the Company, BCH, Beneficient Capital Company II, L.L.C., f/k/a Beneficient Capital Company, L.L.C. (together with New BCC, defined herein, “BCC”), Beneficient Capital Company, L.L.C. (“New BCC”), BHI, various current or former officers and directors of the Company, HCLP and certain of its affiliates, former officers and directors of the Company’s former parent company, trustees of certain trusts that are directly or indirectly controlled by, or operate for the benefit of, Ben’s CEO and founder or his family, entities directly or indirectly held by, or that are under common control with, such trusts, and in which Ben’s CEO and his family members are among classes of economic beneficiaries, whether or not Ben’s CEO is entitled to economic distributions from such trusts, and others. The LT Complaint alleges causes of action that include (i) actual or constructive fraudulent transfer for certain transactions between GWG and the Company or its affiliates, (ii) breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty, and civil conspiracy, (iii) unjust enrichment, (iv) avoidance of any purported releases of the defendants, and (v) disallowance of the claims filed by certain defendants, including the Company, in the GWG bankruptcy case.
More specifically, such challenged transactions relate to (i) GWG’s purchase of $10 million of equity in the Company on June 12, 2019, (ii) GWG’s commitment on May 31, 2019 to loan trusts affiliated with the Company $65 million that GWG funded in two tranches ($50 million on June 3, 2019 and $15 million on November 22, 2019) and the repayment of such loan, (iii) GWG’s capital contribution to the Company of $79 million on December 31, 2019, (iv) approximately $145 million in capital contributions by GWG to the Company pursuant to a Preferred Series C Unit Purchase Agreement, and (v) the Company’s ultimate decoupling from GWG. Additionally, the LT Complaint seeks to avoid the debts owed by the Company to HCLP. The LT Complaint seeks to, among other things, avoid certain of the transactions and/or recover damages, attorney’s fees and expenses, pre-judgment and post-judgment interest. The LT Complaint does not purport to estimate the damages sought. The Company, its affiliates and its officers and directors intend to vigorously defend themselves against these claims.
In light of the LT Compliant and any possible future claims brought by the Litigation Trustee, whether related to the causes of action described in the LT Compliant and/or the Standing Motion or not, we may face significant risk, including the cost of protracted litigation. Even if we prevail in any litigation brought by the Litigation Trustee, the existence of the allegations alone could result in reputational harm as a result of negative public sentiment, increased scrutiny from our regulators, and reduced investor and stakeholder confidence. Additionally, the negative publicity, uncertainty, and risks associated with the Chapter 11 Cases, the OCB’s Standing Motion and the LT Complaint have negatively impacted and may continue to negatively impact investors’ willingness to engage with us until any related claims are resolved. More specifically, these uncertainties and risks have resulted in an investor advising us that it has refused to invest in connection with the Business Combination, and we have received indications from other potential investors that they would withhold their potential investments in the Company until these matters are resolved or until further clarity is available. Additionally, the allegations may impact the willingness of our customers and other parties to transact business with us. The Company, its affiliates and its officers and directors intend to vigorously defend themselves against the claims brought by the Litigation Trustee in the LT Complaint and any claims that may be brought in the future.
The GWG Wind Down Trust owns a substantial percentage of the Company and continues to have voting power with respect to those matters on which our common stock has the right to vote.
Based on the information reported on a Schedule 13G/A filed by the GWG Wind Down Trust on April 17, 2024, the GWG Wind Down Trust held approximately 60% of the shares of Class A common stock of the Company, which represents approximately 34% of the total voting power of the Class A and Class B common stock. As long as the GWG Wind Down Trust continues to own a significant percentage of our securities, it may have the ability to affect the outcome of certain matters submitted to a vote of our stockholders and its interests may differ from the interests of other stockholders.

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
Risks Related to Litigation and Government Investigations
The Company has been involved in a now-terminated SEC investigation and may be subject to other regulatory investigations and proceedings.
On June 29, 2023, the Company received a “Wells Notice” from the staff (the “Staff”) of the SEC’s Division of Enforcement, stating that the Staff has made a preliminary determination to recommend that the SEC file a civil enforcement action against the Company alleging violations of certain provisions of the Securities Act and the Securities Exchange Act. We maintain that our actions were appropriate and that we vigorously defended ourselves in this matter. On July 1, 2024, the Company and Mr. Heppner received termination letters from the SEC Staff advising them that the SEC’s investigations related to the Company and Mr. Heppner had concluded and that the Staff does not intend to recommend any enforcement actions by the SEC. While there have been no further actions to date, there can be no assurance that there will not be any further action on this or other matters by the SEC, and the Company may also be subject to further examinations, investigations, proceedings and orders by other regulatory authorities in the future.
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
On November 9, 2023, defendants filed a motion to bifurcate, requesting that the Court of Chancery first resolve the threshold issue of PCA’s standing under the CVR Contract and Exchange Trust Agreements before proceeding on the merits. On November 29, 2023, PCA filed its opposition to defendants’ motion to bifurcate, and on December 8, 2023, defendants filed their reply brief. On June 24, 2024, the Court of Chancery heard oral argument and issued its ruling granting defendants’ motion to bifurcate. In its ruling, the Court of Chancery ordered the parties to promptly conduct limited standing-related discovery to allow final resolution of the standing issue on summary judgment by January 2025.
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
Additionally, on December 16, 2022, a former member of the board of directors of Ben Management initiated a private arbitration in the International Court of Arbitration of the International Chamber of Commerce, challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The claimant seeks total damages of $36.3 million plus attorney’s fees and punitive damages. On April 23, 2024, the sole arbitrator held that in terminating the claimant’s equity awards, the Company had breached its contractual obligations, and as a result, awarded the claimant $55.3 million in compensatory damages, including pre-judgment interest. Post-judgment interest was also awarded to claimant. Neither attorneys’ fees nor punitive damages were awarded to the claimant. The Company was also asked to pay arbitration-related costs in the amount of approximately $0.1 million. The Company is exploring available options with respect to the award, which, should the Company be unable to negotiate a settlement with the claimant, may include the filing of a petition or motion to vacate the award under applicable law. The Company has and will continue to devote significant time and resources needed to explore options related to such matter, which has and is expected to continue to divert our management’s resources and adversely affect our business.
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
On August 16, 2023, Thomas Horton and Frank Moore, in their capacities as the Lead Plaintiffs in the Bayati Action, filed a notice regarding the confirmation of the Debtors’ Chapter 11 plan in the GWG bankruptcy, a motion seeking to lift the bankruptcy stay and a motion to consolidate the Bayati and Horton Actions. On September 12, 2023, the court entered an order consolidating the Bayati and Horton Actions. The court ordered that the consolidated action shall bear the caption In re GWG Holdings, Inc. Securities Litigation. The court lifted the bankruptcy stay and ordered the Lead Plaintiffs to file a new consolidated complaint within 20 days. On October 2, 2023, the Lead Plaintiffs filed a Consolidated Class Action Complaint against the Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer (the “Ben Individual Defendants”), Murray T. Holland, Timothy L. Evans, David H. de Weese, Roy W. Bailey, David F. Chavenson, and Whitley Penn LLP, alleging Securities Act violations arising out of the Offering. The complaint alleges that the individual defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act, and further alleges that the Company violated Section 15 of the Securities Act. The Company and the Ben Individual Defendants filed a motion to dismiss the complaint on November 7, 2023. On January 4, 2024, defendants Murray Holland, Roy Bailey, Tim Evans, Whitley Penn, David Chavenson and David H. de Weese filed motions to dismiss. The Lead Plaintiffs’ responded to the various motions to dismiss on February 20, 2024, and the defendants (other than Whitley Penn) filed replies in support of the motions to dismiss on March 21, 2024. The Company and the Ben Individual Defendants intend to vigorously defend themselves in the litigation.
On October 27, 2023, David Scura filed a petition in Dallas County District Court against Brad K. Heppner, Jon R. Sabes, Steven F. Sabes, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer, the Company and FOXO, alleging violation of the Texas Securities Act, common law fraud, unjust enrichment, and civil conspiracy to defraud. Also on October 27, 2023, Clifford Day and Carla Monahan filed a petition in Dallas County District Court against the same defendants, alleging the same claims. The parties agreed to move the defendants’ deadline to respond to the petition to February 19, 2024. On April 10, 2024, the plaintiffs and Ben parties entered into a twelve-month tolling agreement, and the plaintiffs filed motions to nonsuit their claims that the courts granted on April 12, 2024 and April 16, 2024, respectively. The Company and the Ben Individual Defendants intend to vigorously defend themselves in the litigation.
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
Our employees may take excessive risks, which could negatively affect our financial condition and business.
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

Our Chief Executive Officer’s and employees’ ability to participate in our equity incentive programs, our profit participation programs and awards of restricted stock units may create an incentive for them to effect more speculative liquidity transactions and determinations than would be the case in the absence of such arrangement.
Our employees sometimes receive equity awards or other Company performance-based fees or allocations, and our Chief Executive Officer receives profit participation through interests in BCH held by Beneficient Holdings, Inc. (“BHI”), that may create an incentive for them to effect more speculative liquidity transactions and determinations, directly or indirectly on behalf of our Customers, or otherwise take or refrain from taking certain actions than it would otherwise make in the absence of such equity units or performance-based fees or allocations. In addition, we may have an incentive to make exit determinations based on factors that maximize economics in favor of us or our employees. Certain of our senior management employees or related persons may receive a portion of our equity interests or Company performance-based fees or allocations with respect to one or more of our subsidiaries, which may similarly influence such employees’ or related persons’ judgments. Our failure to appropriately manage any actual, potential or perceived conflicts of interest resulting from such employees’ ability to receive equity interests could have a material adverse effect on our reputation, which could materially and adversely affect our business in a number of ways, including an inability to effect liquidity transactions, attract new Customers or retain existing Customers.
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
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of related revenues and expenses. Certain accounting policies are inherently based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally estimated. Material estimates that are particularly susceptible to change, in the near term, relate to the fair value determination of investments in alternative assets held by the Customer ExAlt Trusts, the determination of the allowance for credit losses, principally relevant as an input to the allocation of income (loss) to Ben’s and BCH’s equity holders, the allocation of income (loss) to Ben’s and BCH’s equity holders, and evaluation of potential impairment of goodwill and other intangibles. Management’s judgment and the data relied upon by management may be based on assumptions that prove to be inaccurate, particularly in times of market stress or other unforeseen circumstances. Even if the relevant factual assumptions are accurate, our decisions may prove to be inadequate or inaccurate because of other flaws in the design or use of analytical tools used by management. Any such failures in our processes for producing accounting estimates and managing risks could have a material adverse effect on our business, financial condition and results of operations.
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

The implementation of the Current Expected Credit Loss accounting standard required us to increase our allowance for loan losses and may continue to have a material adverse effect on our financial condition and results of operations, including the allocation of income (loss) to the Company’s and BCH’s equity holders.
We adopted on April 1, 2023, the Current Expected Credit Loss (“CECL”) accounting standard that superseded the previous standard for establishing allowances for loan and lease losses that we were utilized prior to adopting CECL and as an input to the allocation of income (loss) to the Company’s and BCH’s equity holders with respect to the ExAlt Loans, which eliminate in the presentation of our consolidated financial statements. The prior methodology generally considered only past events and current conditions and was replaced with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. Upon adoption on April 1, 2023, the CECL standard requires us to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities, as opposed to the prior practice of recording losses when it is probable that a loss event has occurred. The accounting standard also required us to record a cumulative-effect adjustment to equity on the adoption. The adoption of the CECL standard may result in materially different results as compared to the previous method impacting how we determine allowance for credit losses and has to-date required us to significantly increase the allowance, including those allowances that eliminate in the presentation of our consolidated financial statements but are utilized as an input in determining the allocation of income (loss) to the Company’s and BCH’s equity holders. Moreover, the CECL standard may create more volatility in the level of the allowance. Material increases to the level of the allowance for any reason could adversely affect our business, financial condition and results of operations, including the allocation of income (loss) to the Company’s and BCH’s equity holders.
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
To comply with the requirements of being a public company, the Company has undertaken various actions, and may continue to take additional actions, such as implementing additional internal controls and procedures and hiring internal audit staff or consultants. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. If we fail to develop and maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our business, financial condition or results of operations. In addition, failure to maintain adequate financial and management processes and controls could lead to fraud or errors in our financial reporting and could harm our ability to manage our expenses or collect on our service agreements. Implementing any necessary and appropriate changes to our internal controls may entail substantial costs in order to modify our existing accounting and information technology systems, may take a significant period of time to complete and may distract our officers, directors and employees from the operation of our business. Any failure to maintain adequate internal control over financial reporting, or consequent inability to produce accurate financial statements, could increase our operating costs and could materially impair our ability to operate our business.
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
Economic Environment, Capital Markets-Related and General Risks
Our current inability to raise sufficient capital, recurring losses from operations, negative cash flows from operations, delays in executing our business plans, and the results of the recent equity awards arbitration in which over $55 million in compensatory damages were awarded to the claimant, raise substantial doubt regarding our ability to continue as a going concern. If we are unable to obtain sufficient additional funding, do not have access to capital, or are not successful in negotiating a settlement with the claimant in the arbitration or otherwise reducing the potential near term cash obligations associated with the arbitration, we may be required to terminate or significantly curtail our operations.
We heavily rely on a combination of cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio, receipt of fees for performing trust services, dividends and interest on investments, debt offerings, and equity offerings, including under the SEPA (as discussed elsewhere in this Annual Report on Form 10-K), to meet our obligations. The recent $55 million arbitration award and our inability to raise sufficient capital, exacerbated by the now-terminated SEC investigation relating to the Company’s association with GWG, ongoing litigation involving the Litigation Trustee, and other negative publicity discussed elsewhere in this Annual Report on Form 10-K, in combination with significant recurring losses from operations, negative cash flows from operations, and delays in executing our business plans, raise substantial doubt about our ability to continue as a going concern within one year after the date of the issuance of our financial statements included in this Annual Report on Form 10-K.
The Company continues to explore raising additional capital through a combination of debt financing and/or equity financing to supplement the Company’s capitalization and liquidity, but our current sources remain limited. Further, as substantial doubt about our ability to continue as a going concern exists, our ability to finance our operations through the sale and issuance of additional debt or equity securities or through other financing could be impaired and we cannot conclude as of the date of this filing that such plans are probable of being successfully implemented. Additionally, the decision regarding future sale of shares, including those under the SEPA, is subject to market conditions, such as trading volume, price of our Class A Common Stock and other factors beyond our control. Additional capital may not be available on favorable terms, or at all, and additional equity financing, including shares issued under the SEPA, could further dilute our current stockholders. If we raise additional funds by issuing debt securities or preferred stock, or by incurring additional loans, these forms of financing would have rights, preferences, and privileges senior to those of holders of our Common Stock.
As of the date of this report, we believe that our existing cash resources, expected cash flows from operations and additional sources of liquidity are not sufficient to support contractual obligations coming due over the next 12 months as they presently exist. Our ability to continue as a going concern will depend on our ability to obtain sufficient additional capital and/or negotiating a settlement with the claimant in the arbitration or otherwise reducing the potential near term cash obligations associated with the arbitration. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors would lose part or all of their investment.
Our liquidity, profitability and business may be adversely affected by an inability to access, or ability to access only on unfavorable terms, the capital markets, and we may never obtain the maximum anticipated proceeds contemplated under current capital raising agreements such as the SEPA.
Many factors will affect our capital needs and their amount and timing, including our growth and profitability, as well as market disruptions and other unforeseeable developments, which may include the substantial potential dilutive effects of issuances under that certain Standby Equity Purchase Agreement (or SEPA), dated June 27, 2023, by and between the Company and YA II PN, Ltd. (the “Yorkville Investor” and such agreement, the “SEPA”) and potential depressed trading prices resulting from significant resales of our Class A common stock by current shareholders. Our liquidity may be impaired by an inability to access, or ability to access only on unfavorable terms, equity markets or otherwise allocate liquidity optimally, an inability to sell assets or redeem our interests in the Collateral, or unforeseen outflows of cash or collateral. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us, a disruption of the financial markets or negative views about the financial services industry generally, including concerns regarding fiscal matters in the United States and other geographic areas or the receipt of negative publicity, such as the negative media coverage we received in the Wall Street Journal and other outlets. Further, substantial resales of our Class A common stock, as well as our issuance of additional shares of Class A common stock pursuant to the SEPA, may result in depressed trading prices of our Class A common stock, which could further impair our ability to raise sufficient capital from third party operations to carry on our business in the ordinary course.
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
Under the SEPA, the Company agreed to issue and sell to the Yorkville Investor, from time to time, and the Yorkville Investor agreed to purchase from the Company, up to $250 million of the Company’s shares of Class A common stock. The Company shall not affect any sales under the SEPA and the Yorkville Investor shall not have any obligation to purchase shares of Class A common stock under the SEPA to the extent that after giving effect to such purchase and sale the aggregate number of shares of Class A common stock issued under the SEPA together with any shares of Class A common stock issued in connection with any other related transactions that may be considered part of the same series of transactions, where the average price of such sales would be less than $219.20 and the number of shares issued would exceed 19.9% of the outstanding voting Common Stock as of the date of the SEPA (the “Exchange Cap”). On June 20, 2024, the Company obtained stockholder approval pursuant to Nasdaq Listing Rule 5635(d) for the issuance of shares of Class A common stock to the Yorkville Investor in excess of the Exchange Cap. While no longer subject to the Exchange Cap, there are other restrictions, such as the amount of Class A common stock authorized, whereby the Company may not have access to the right to sell the full $250 million of shares of Class A common stock to the Yorkville Investor, which could have a material adverse effect on our liquidity, financial condition and results of operations.
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
We may use hedging transactions to manage certain market risks; our business, profitability and liquidity may be adversely affected by unanticipated market conditions including interest rates, currency exchange rates, equity market behavior, and other relevant market factors that generate losses not covered or offset by a hedge.
When managing our and the Customer ExAlt Trusts’ ultimate beneficiary’s exposure to market risks, we may make use of forward contracts, options, swaps, caps, collars and floors and may pursue other strategies or use other forms of derivative instruments to limit our exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates and currency exchange rates. In April 2022, Beneficient, through our subsidiary CT Risk Management, L.L.C., made aggregate payments of approximately $7.5 million to purchase additional put options against a decrease in the S&P 500 Index that were sold in September 2023 for $1.0 million, resulting in a recognized loss at the time of sale of $0.7 million. The options had an aggregate notional amount of approximately $141 million. Half of the notional was to expire in April 2024, while the other half was to expire in April 2025. On April 27, 2022, CT Risk Management, L.L.C., sold an equity interest to a third-party involved in a participation loan transaction for $2.4 million and utilized the proceeds to purchase additional put options similar to the put options purchased on April 1, 2022. The put options were designed to protect the net asset value of the interests in alternative assets, which generate the collateral to certain of the loans in Ben Liquidity’s loan portfolio or the loans related to the participation loan transaction and provide for distributions to the Customer ExAlt Trusts’ ultimate beneficiary, against market risk. During the fiscal year ended March 31, 2024, Ben recognized total net losses of $3.0 million, of which approximately $2.5 million is attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction.
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
Fluctuations in interest rates and foreign exchange rates may negatively impact our business. These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. An adverse change in the base rates upon which our interest rates are determined, including the Secured Overnight Financing Rate (“SOFR”) could have a material adverse effect on our financial position. Rising interest rates have increased our costs of borrowing. Volatility in the credit markets, including due to the recent bank failures as well as the U.S. Federal Reserve Bank’s actions and pace of interest rate increases to combat inflation in the U.S., may further increase our interest payments. As a result, we may adopt asset and liability management policies to minimize the potential adverse effects of changes in interest rates and foreign exchange rates, primarily by altering the mix and maturity of liquidity transactions, interests in the Collateral, funding sources, and derivatives. However, even with these policies in place, a change in interest rates and foreign exchange rates can impact our financial condition.
Furthermore, the use of SOFR as the benchmark rate for certain of our variable indebtedness may adversely affect our business or financial condition. Using SOFR as the basis on which interest on the Term Loan (as defined herein) is calculated may result in interest rates and/or payments that do not directly correlate over time with the interest rates and/or payments that would have been made on our obligations if the London Interbank Offered Rate (“LIBOR”) was available in its current form. Although SOFR has been endorsed by the Alternative Reference Rate Committee as its preferred replacement for LIBOR, it remains uncertain whether or when SOFR or other alternative reference rates will be widely accepted by lenders as the replacement for LIBOR. This may, in turn, impact the liquidity of the SOFR loan market, and SOFR itself, with the risk of increased volatility, which could result in higher borrowing costs for us. Further, as the use of SOFR-based rates is relatively new, there could be unanticipated difficulties, disruptions or methodological or other changes with the calculation and publication of SOFR based rates, which in turn could trigger another benchmark transition or otherwise cause a reliance on an alternate base rate. This could also result in increased borrowing costs for us and thereby have a material adverse effect on our business or financial condition.
The interest rates under our certain of our loan and other agreements may be impacted by the phase-out of LIBOR.
LIBOR has been the basic rate of interest used in lending between banks on the London interbank market and has been widely used as a reference for setting the interest rates on loans globally. Most of Ben Liquidity’s loans bear contractual interest at the greater of a fixed rate of interest or a rate based on LIBOR plus an applicable margin. In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intended to phase out LIBOR by the end of 2021. Pursuant to an announcement by the FCA in March 2021, one week and two-month LIBOR ceased to be published immediately after December 31, 2021, and all remaining USD LIBOR tenors ceased to be published or lost representativeness immediately after June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, recommended replacing LIBOR with the SOFR, an index calculated by short-term repurchase agreements, backed by U.S. Treasury securities. SOFR is a more generic measure than LIBOR and considers the cost of borrowing cash overnight, collateralized by U.S. Treasury securities. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, the discontinuance of LIBOR may result in uncertainty or differences in the calculation of applicable interest or payment amounts depending on the governing document and may also increase operations and other risks to the Company, including financial market disruptions and significant increases or volatility in risk-free benchmark rates, any of which could have a material adverse effect on our business, results of operations and financial condition.
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
As of March 31, 2024, we had approximately $120.5 million of debt (including unamortized deferred financing costs thereon), which includes (i) $23.5 million (including unamortized discount thereon) derived from the term loan in the aggregate principal amount of $25.0 million (the “Term Loan”) under the HH-BDH Credit Agreement and (ii) $94.8 million (including unamortized premium thereon) derived from BCH’s secured loans with HCLP. Furthermore, we could raise additional debt to fund our operations. Our indebtedness could have significant effects on our business and the holders of our equity. For example, it could:
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
Ben, through its subsidiaries, is a party to the HCLP Loan Agreement with HCLP. HCLP is an indirect subsidiary of Highland Consolidated, LP and Ben’s CEO is a beneficiary and trustee of the trusts that control and are the partners of Highland Consolidated, LP; however, he has relinquished his authority as a trustee of such trusts with respect to Highland Consolidated, L.P. The HCLP Loan Agreement provides for accruing interest at the rate of 9.5%, and is guaranteed by affiliates of BCH as borrower. It contains standard provisions, including customary events of default and termination events and related covenants. As of March 31, 2024, approximately $94.8 million (including unamortized premium thereon) of debt was outstanding under the HCLP Loan Agreement.
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
Furthermore, the HH-BDH Credit Agreement is secured by pledges of substantially all of the assets of Beneficient Financing, BCH’s equity interests in Beneficient Financing, 97.5% of the equity interests held by a certain Custody Trust which, as of March 31, 2024, represents approximately 41.5% of all assets held by the Customer ExAlt Trusts, and certain deposit accounts. Furthermore, pursuant to the terms of the Letter Agreement entered into in connection with the HH-BDH Credit Agreement, if HH-BDH and/or BCH default under the HH-BDH Credit Agreement and such default results in a foreclosure on, or other forfeiture of, the Pledged Equity Interests, BCH will be required to issue Replacement Equity Interests to Hicks Holdings.
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

We may engage in permissible political activities with the intent of furthering our business interests or otherwise, but such activities may not be successful or may be perceived unfavorably by investors.
We may, in the ordinary course of our businesses, make political contributions to elected officials, candidates for elected office or political organizations, hire lobbyists or engage in other permissible political activities with the intent of furthering our interests or otherwise. The costs of such activities may be borne indirectly by our stockholders. Our employees may also independently engage in such political contributions or activities, which may also directly or indirectly benefit us. There can be no assurance that any such political activities will be successful in advancing our interests. Furthermore, if such political activities are viewed by the public as negative, such activities could have an adverse impact on our brand and reputation.
Risks Related to the Ownership of Class A Common Stock and Warrants
Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in our Class A common stock being delisted from Nasdaq.
Our Class A common stock is listed on the Nasdaq Capital Market. To maintain our listing, we are required to satisfy continued listing requirements. There can be no assurance we will continue satisfying such continued listing requirements, which include that the closing bid price of our common stock be at least $1.00 per share, that we have at least 300 round lot holders and at least 500,000 publicly held shares, that the market value of our publicly held securities be at least $1 million, and that we meet one of these standards: stockholders’ equity of at least $2.5 million; market value of listed securities of at least $35 million; or net income from continuing operations of $500,000 in the latest fiscal year or in two of the last fiscal years.
On November 28, 2023, we received a letter from the Nasdaq Staff notifying the Company that, for the previous 30 consecutive business days, the closing bid price for the Company’s Class A common stock had been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The letter has no effect at this time on the Class A common stock, which continues to trade on the Nasdaq Global Market under the symbol “BENF”.
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until May 28, 2024, to regain compliance with the Bid Price Requirement. If, at any time before May 28, 2024, the bid price for the Class A common stock closes at $1.00 or more for a minimum of 10 consecutive business days, the Nasdaq Staff will provide written notification to the Company that it has regained compliance with the Bid Price Requirement (unless the Nasdaq Staff exercises its discretion to extend the 10-day period).
Effective February 26, 2024, the Company transferred from the Nasdaq Global Market to the Nasdaq Capital Market. On March 22, 2024, the Company received a letter from Nasdaq advising that the Nasdaq Staff had determined that, as of March 21, 2024, the Company’s Class A common stock had a closing bid price of $0.10 or less for at least ten consecutive trading days. Accordingly, the Company was subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii) (the “Low Priced Stocks Rule”). As a result, the Nasdaq Staff determined to delist the Company’s securities from The Nasdaq Capital Market (the “Staff Determination”), unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”) pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The Company requested a hearing, and such hearing was scheduled for May 21, 2024.
In order to regain compliance with the Bid Price Requirement, on April 18, 2024, the Company effected a reverse stock split of its Common Stock at a ratio of eighty (80) to one (1) and a simultaneous proportionate reduction in the authorized shares of each class of its Class A common stock and Class B common stock as required by NRS Section 78.207. On May 2, 2024, the Company received noticed from the Nasdaq Staff that the Company had regained compliance with the Bid Price Requirement, and that therefore, the Company was therefore in compliance with the listing requirements of the Nasdaq Capital Market. As a result, the Company’s hearing before the Panel was cancelled.
Although we are currently in compliance with the Bid Price Requirement, if we again fail to satisfy this or any other continued listing requirement, including but not limited to the stockholders’ equity requirements, Nasdaq may take steps to delist our securities. We had a negative amount of stockholders’ equity as of March 31, 2024. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with the listing requirements of Nasdaq. There can be no assurance that we will maintain the compliance of our securities with the Nasdaq listing requirements.
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
The resulting market price of our Class A common stock following the Reverse Stock Split may not attract new investors, and it is not certain that the Reverse Stock Split will result in a sustained proportionate increase in the market price of our Class A common stock.
As discussed above, effective April 18, 2024, the Company effected the Reverse Stock Split at a ratio of eighty (80) to one (1) and a simultaneous proportionate reduction in the authorized shares of each class of its Class A common stock and Class B common stock as required by NRS Section 78.207. Although we believe that a higher market price of our Class A common stock resulting from the Reverse Stock Split may help generate greater or broader investor interest, there can be no assurance that such higher market price will attract new investors, including institutional investors. Additionally, it cannot be assured that the Reverse Stock Split will result in any sustained proportionate increase in the market price of our Class A common stock, which is dependent upon many factors, including our business and financial performance, general market conditions and prospects for future success, which are unrelated to the number of shares of our Class A common stock outstanding. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our Class A common stock falls below $1.00 per share for a period of at least 30 trading days, our Class A common stock may be delisted from the Nasdaq Capital Market.
A substantial number of the Company’s Class A common stock are restricted securities and as a result, there may be limited liquidity for Class A common stock.
A substantial number of our outstanding shares of Class A common stock currently constitute restricted securities, including shares that are “control” securities for purposes of Rule 144 of the Securities Act. As a result, there may continue to be limited or volatile liquidity in the trading market for Class A common stock until these shares are sold pursuant to an effective registration statement under the Securities Act or the shares become available for resale without volume limitations or other restrictions under Rule 144. Even once these are no longer restricted or a registration statement for such shares has become effective, the liquidity for Class A common stock may remain limited given the substantial holdings of such stockholders, which could make the price of Class A common stock more volatile and may make it more difficult for investors to buy or sell large amounts of Class A common stock. Additionally, shares of Class A common stock are subject to contractual lockups with the Company.
Substantial future sales of shares of Class A common stock could cause the market price of our shares of Class A common stock to decline.
As a result of our contractual obligations, we have filed with the SEC multiple registration statements (File Nos. 333-273326, 333-273322 and 333-273328, which were each declared effective by the SEC on September 29, 2023, and File No. 333-275174, which was declared effective by the SEC on December 26, 2023), which provided for the resale of the substantial number of shares of our Class A common stock , including for shares held by our largest shareholder, the GWG Wind Down Trust (as defined herein). As reported on a Schedule 13G/A filed by the GWG Wind Down Trust on April 17, 2024, the GWG Wind Down Trust held approximately 1,934,638 shares of Class A common stock, or approximately 60% of our outstanding shares of Class A common stock, as of April 17, 2024. The GWG Wind Down Trust was formed for the purpose of selling shares of our Class A common stock it holds to satisfy claims deriving from the bankruptcy proceedings of GWG. Although the sale of shares of our outstanding Class A common stock do not result in the dilution of the interests of our public shareholders, the resale, or expected resale, of a substantial number of our shares of Class A common stock in the public market could adversely affect the market price for our shares of Class A common stock and make it more difficult for you to sell your shares of Class A common stock at times and prices that you feel are appropriate. Although the prevailing trading price of our Class A common stock is beneath that of the trading price of our Class A common stock at the closing of our Business Combination, certain of the holders of our Class A common stock purchased their shares for prices less than the current trading prices of our Class A common stock and could have an incentive to sell because they will still profit on sales. Further, we have registered for resale a significant amount of our Class A common stock pursuant to the SEPA and that certain Prepaid Forward Purchase Agreement, dated June 5, 2023, by and between the Company and RiverNorth SPAC Arbitrage Fund, L.P. (the “Purchaser” and such agreement, the “Forward Purchase Agreement”), which could result in further substantial dilution and depressed trading prices of our Class A common stock. Pursuant to the SEPA, we may issue and sell up to $250 million of shares of Class A common stock to the Yorkville Investor. The price at which we may issue and sell shares may be at either (i) 95% of the daily VWAP of the Class A common stock for any period commencing on the receipt of the advance notice by the Yorkville Investor and ending on 4:00 p.m. on the applicable advance notice date (“Pricing

Option 1”) or (ii) 97% of the lowest daily VWAP of the Class A common stock during the three trading days following a notice to sell to the Yorkville Investor, provided that we are subject to certain caps on the amount of shares of Class A common stock that we may sell on any single day (“Pricing Option 2”). As of the date of this Annual Report on Form 10-K, the Company had offered and sold 503,827 shares of Class A common stock to the Yorkville Investor pursuant to the SEPA. On June 20, 2024, the Company obtained stockholder approval pursuant to Nasdaq Listing Rule 5635(d) for the issuance of shares of Class A common stock to the Yorkville Investor in excess of the Exchange Cap. As a result, the Company may issue up to an aggregate of approximately $246.3 million shares of Class A common stock following registration with the SEC. The issuance of additional shares of Class A common stock to the Yorkville Investor will dilute the percentage ownership interest of all stockholders, could dilute the book value per share of the Class A common stock and will increase the number of the Company’s outstanding shares, which could cause the market price of our Class A common stock to decrease.
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
We have entered into a Forward Purchase Agreement with the Purchaser, pursuant to which the Purchaser agreed to purchase certain shares of Avalon Class A common stock at a purchase price per share of $847.04 for aggregate consideration of $25.0 million, which were converted into shares of Class A common stock and Series A preferred stock upon consummation of the Business Combination. The Series A preferred stock converted in accordance with its terms to shares of Class A common stock, and Purchaser held an aggregate of 36,956 shares of Class A common stock following such conversion (the “FPA Shares”). The Forward Purchase Agreement provides for two categories of FPA Shares: (i) 13,305 FPA Shares categorized as the “Purchased Shares” and (ii) the remaining 23,652 FPA Shares categorized as the “Prepaid Forward Shares”. Upon the sales of the Prepaid Forward Shares, the Purchaser will remit $847.04 per share, or such lesser price per share designated by the Company by written notice setting forth the Designated Price and the number of Prepaid Forward Shares that may be sold at such price delivered to Purchaser prior to any such sales, to the Company. On June 8, 2025 (“Maturity Date”), any Prepaid Forward Shares not sold by the Purchaser will be returned to the Company and any remaining amounts in respect of the Prepaid Forward Shares will be retained by the Purchaser, less any amounts still owed to the Company from sales effected prior to the Maturity Date.
Although the Company may designate a per share sale amount less than $847.04 per share pursuant to the Forward Purchase Agreement, the current Designated Price of $847.04 currently incentivizes the Purchaser not to sell its shares of Class A common stock at a price below such amount. Given the number of shares of our Class A common stock held by the Purchaser, the additional selling pressure that may be created by sales of our Class A common stock by the Purchaser if the trading price of our Class A common stock reaches $847.04, such price may present an artificial ceiling for the value of the shares of our Class A common stock. In the event we do not designate a lower price per share than the Designated Price at which the Purchaser may sell shares of our Class A common stock, we may never recover the $20 million dollar cash amount retained by the Purchaser following our entry into the Forward Purchase Agreement, which could have a material adverse effect on our financial condition and results of operations.
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
The Stockholders Agreement also contains certain provisions that may prevent or delay attempts to acquire a controlling interest in Beneficient. These include the following provisions:
•Beneficient has agreed not to authorize, approve or ratify certain matters without the approval of the holders of at least a majority of the voting power of Class B common stock, including (but not limited to) certain actions related to Ben LLC, Beneficient, and the BCH A&R LPA, and certain additional issuances of shares of Class B common stock.
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
Our CEO may face conflicts of interest as a result of (i) his equity interests in the Company and its subsidiaries and (ii) certain related party transactions between the Company and entities in which Mr. Heppner has a financial interest, including an entity that has outstanding loans to the Company, certain of each of which are structurally senior to the interests of the holders of our shares of Class A common stock. As of March 31, 2024, through BHI, an entity directly owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee and his family are the beneficiaries, Mr. Heppner beneficially owned approximately 92.6% of the Company’s Class B common stock and held 38.6% of the total voting power of the Class A and Class B common stock. The Class B common stock is entitled to 10 votes per share on all matters on which stockholders are generally entitled to vote. Pursuant to our Charter, if the Class B Threshold is met, the (i) holders of shares of Class B common stock, voting as a separate class, are entitled to elect that number of directors that constitutes 51% (rounded up to the nearest whole number) of the total number of authorized directors and (ii) holders of shares of Common Stock, voting as a single class, are entitled to elect all remaining directors that are not otherwise entitled to be elected by a series of preferred stock, but in no event shall they not be entitled to elect at least one director. Accordingly, so long as the Class B Threshold is met, holders of shares of Class A common stock only have the ability, voting together with the holders of the Class B common stock as a single class (with each holder of the Class B common stock having 10 votes per share of the Class B common stock), to vote on the election of a minority of the Board. If, on the applicable record date, the Class B Threshold is not met, then holders of Common Stock will vote together as a single class with respect to the election of all directors, with each holder of the Class B common stock having 10 votes per share of Class B common stock. This concentration of voting power may present a conflict of interest by delaying, deterring or preventing acts that would be favored by our other stockholders.
Furthermore, through BHI, Mr. Heppner is an indirect holder of equity interests in our subsidiary, BCH, and, as of March 31, 2024, held 78.3% of the securities of BCH. Such holdings include BCH Preferred A-0 Unit Accounts, BCH Preferred A-1 Unit Accounts, BCH Class S Ordinary Units, BCH Class S Preferred Units, BCH FLP-1 Unit Accounts and BCH FLP-3 Unit Accounts. Additionally, Hicks Holdings, an entity associated with Thomas O. Hicks, one of Ben’s current directors, is one of the owners and serves as the manager of a limited liability company (the “SPV”) in which BHI also has an ownership interest. The SPV holds BCH Preferred A-0 Unit Accounts and BCH Preferred A-1 Unit Accounts among its investment holdings.

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
Additionally, as a holder of the BCH Preferred A-1 Unit Accounts, BHI is entitled to (i) a quarterly preferred return equal to the hypothetical capital account balance of such BCH Preferred A-1 Unit Accounts multiplied by the most recent 90-Day Average Secured Overnight Financing Rate as published by the Federal Reserve Bank of New York prior to each fiscal quarter plus 0.5% (2.0% per annum) and allocable by a corresponding increase to the BCH Preferred A-1 Unit Accounts capital account, subject to an agreement to waive and defer the accrual of such payments until December 31, 2024, (ii) tax distributions for any period in which there is an allocation of income related to the quarterly preferred return and (iii) allocations from sale proceeds of BCH in an amount up to its hypothetical BCH Preferred A-1 capital account.
Furthermore, as a holder of BCH Class S Units, following certain allocations of income to the BCH Class S Units, the capital account balance associated with such BCH Class S Units shall be reduced by the amount so allocated and, in exchange, the holders shall be issued an equal number of BCH Class S Ordinary Units and BCH Class S Preferred Units equal to the amount of the reduction in the capital account divided by a price, which we refer to as the unit price, that will equal to the closing price of the Class A common stock on the primary exchange on which the shares of Class A common stock are listed on the date of such exchange or, if the Class A common stock is not listed on a national securities exchange, the closing price on the date of such exchange as quoted on the automated quotation system on which the Class A common stock is quoted. Such provisions result in the holders of the BCH Class S Ordinary Units and BCH Class S Preferred Units receiving additional limited partner interests in BCH as a result of the allocation of income of BCH while retaining the BCH Class S Units. In addition, BCH Class S Ordinary Units have the distribution and exchange features and rights as described in “Description of Securities – BCH Class S Ordinary Units,” which is filed as Exhibit 4.6 to this Annual Report on Form 10-K.
Holders of the BCH Class S Preferred Units are entitled to receive a quarterly preferred return (the “Quarterly Class S Preferred Unit Return”) equal to the hypothetical capital account balance of such BCH Class S Preferred Units multiplied by the base rate and allocable by a corresponding increase to the BCH Class S Preferred Unit capital account. Pursuant to the terms of the previous BCH Seventh A&R LPA, the Quarterly Class S Preferred Unit Return is only allocable to the capital account for any quarterly period to the extent of the amount of income available to be allocated with respect to BCH Class S Preferred Units; provided that, amounts not allocated to the capital account during a given quarterly period as a result of insufficient income are added pro rata to a hypothetical BCH Class S Preferred Unit capital account for each holder and become allocable to the capital account in the next quarterly period of which sufficient income is available for allocation with respect to BCH Class S Preferred Units (with respect to the aggregate amounts so accrued as of any given date, such amount, the “Accrued Quarterly Class S Preferred Unit Return”). Holders of the BCH Class S Preferred Units are entitled to receive, following the allocation of certain excluded amounts pursuant to Section 5.04(c) of the BCH A&R LPA and certain other required allocations pursuant to Section 5.04(a) of the BCH A&R LPA, allocations until the Quarterly Class S Preferred Unit Return and any Accrued Quarterly Class S Preferred Unit Return have been allocated. The hypothetical BCH Class S Preferred Unit capital account is used for purposes of calculating the Quarterly Class S Preferred Unit Return and, as a result, increases in the hypothetical BCH Class S Preferred Unit capital account result in increased returns in the future. Holders of the BCH Class S Preferred Units are also entitled to receive allocations of sale proceeds of BCH in an amount up to their hypothetical BCH Class S Preferred Unit capital account, thereby increasing such holder’s BCH Class S Preferred Unit capital account and resulting distributions. As a result, the hypothetical BCH Class S Preferred Unit capital balance represents a significant implicit value to any holder of the BCH Class S Preferred Units.
As a holder of the BCH FLP-1 Unit Accounts, BHI is also entitled to quarterly issuances of an equal amount of BCH Class S Ordinary Units and BCH Class S Preferred Units that in aggregate is equal to the income allocated to BCH FLP-1 Unit Accounts pursuant to the BCH A&R LPA. BCH FLP-1 Unit Accounts are allocated income equal to 50.5% of: (1) fifteen percent (15%) of the profits from financing activities of BCH and its subsidiaries, exclusive of profits from other activities such as fees or reimbursement of expenses in connection with trustee or custodial services and insurance and insurance-related activities (this will generally include revenues from Ben Liquidity subsidiaries), and (2) the Excess EBITDA Margin, which generally relates to the fee-generating businesses of Beneficient, exclusive of financing activity revenues. The Excess EBITDA Margin for an applicable entity is equal to the lesser of (i) 50% of the revenues of BCH and its tax pass-through subsidiaries, excluding revenues from financing activities, and (ii) an amount of revenues that will cause the EBITDA of such entity divided by the gross revenues of such entity to equal 20% (this will generally include the subsidiaries of Ben Custody and Ben Insurance Services). BCH FLP-1 Unit Accounts are also entitled to receive annual tax distributions. Such provisions result in BHI, as the holder of the BCH FLP-1 Unit Accounts, receiving additional limited partner interests in BCH as a result of the allocation of income of BCH while retaining such BCH FLP-1 Unit Accounts. For FY2023 and FY2024, BHI did not receive any BCH S Ordinary Units or BCH S Preferred Units in connection with certain income allocations as a holder of the BCH FLP-1 Units Accounts.

In addition, BCH FLP-1 Unit Accounts are entitled to the allocation of a portion of any upward carrying value adjustment as calculated pursuant to Internal Revenue Code Section 704(b). Commencing with the effectiveness of the BCH Eighth A&R LPA on June 7, 2023, BMP, as the holder of the BCH FLP-2 Unit Accounts, is also entitled to receive an allocation of a portion of any upward carrying value adjustment as calculated pursuant to Internal Revenue Code Section 704(b). In the event of an upward carrying value adjustment, the BCH FLP-1 Unit Accounts (50.5%) and the FLP-2 Unit Accounts (49.5%) are entitled to first be allocated gains associated with such carrying value adjustment equal to 15% of the value of the capital accounts of all Class A Units and Class S Units, calculated based on the post-adjusted capital accounts of the then outstanding Class A Units and Class S Units. Immediately following any such allocation, the amount allocated is converted in BCH Class S Ordinary Units at the unit price, which is determined by the closing price of a share of the Class A common stock on the primary exchange on which such shares are listed.
Additionally, as the holder of BCH FLP-3 Unit Accounts, BHI is entitled to quarterly tax and other distributions equal to 100% of the amount of profit allocated to BHI’s BCH FLP-3 Unit Accounts capital account. BCH’s obligations to make such distributions are not subject to available cash. BCH FLP-3 Unit Accounts are allocated profits from net financing revenues on a quarterly basis equal to the lesser of (i) 5% of the quarterly net financing revenues, or (ii) 10% of the average annualized stated interest (to the extent constituting net financing revenue) of the quarterly average of new ExAlt Loans issued by any subsidiaries of Beneficient during the previous twelve fiscal quarters.
As of March 31, 2024, neither BHI nor Mr. Heppner held an interest in BMP, however, in the event that an employee forfeits their interest in BMP, BHI would hold such interest until they are reissued to a participant. As a result, BHI may occasionally hold the forfeited interests of a former employee in BMP. As the holder of BCH FLP-2 Unit Accounts, BMP is entitled to quarterly issuances of an equal amount of BCH Class S Ordinary Units and BCH Class S Preferred Units that in aggregate is equal to the income allocated to BCH FLP-2 Unit Accounts pursuant to the BCH A&R LPA. BCH FLP-2 Unit Accounts are allocated income equal to 49.5% of: (1) fifteen percent (15%) of the profits from financing activities of BCH and its subsidiaries, exclusive of profits from other activities such as fees or reimbursement of expenses in connection with trustee or custodial services and insurance and insurance-related activities (this will generally include revenues from Ben Liquidity subsidiaries), and (2) the Excess EBITDA Margin, which generally relates to the fee-generating businesses of Beneficient, exclusive of financing activity revenues. The Excess EBITDA Margin for an applicable entity is equal to the lesser of (i) 50% of the revenues of BCH and its tax pass-through subsidiaries, excluding revenues from financing activities, and (ii) an amount of revenues that will cause the EBITDA of such entity divided by the gross revenues of such entity to equal 20% (this will generally include the subsidiaries of Ben Custody and Ben Insurance Services). BCH FLP-2 Unit Accounts are also entitled to receive annual tax distributions. Such provisions result in BMP, as the holder of the BCH FLP-2 Unit Accounts, and possibly BHI, receiving additional limited partner interests in BCH as a result of the allocation of income of BCH while retaining such BCH FLP-2 Unit Accounts. For FY2023 and FY2024, BMP did not receive any BCH S Ordinary Units or BCH S Preferred Units in connection with certain income allocations as a holder of the BCH FLP- 2 Units Accounts.
In addition, commencing with the effectiveness of the BCH Eighth A&R LPA on June 7, 2023, BMP, as the holder of the BCH FLP-2 Unit Accounts, is also entitled to receive an allocation of a portion of any upward carrying value adjustment as calculated pursuant to Internal Revenue Code Section 704(b). In the event of an upward carrying value adjustment, the BCH FLP-1 Unit Accounts (50.5%) and the FLP-2 Unit Accounts (49.5%) are entitled to first be allocated gains associated with such carrying value adjustment equal to 15% of the value of the capital accounts of all Class A Units and Class S Units, calculated based on the post-adjusted capital accounts of the then outstanding Class A Units and Class S Units. Immediately following any such allocation, the amount allocated is converted in BCH Class S Ordinary Units at the unit price, which is determined by the closing price of a share of the Class A common stock on the primary exchange on which such shares are listed.
Because the Company has a holding company structure, any equity securities the Company has issued or will issue, including our Class A common stock, Series A preferred stock and Series B preferred stock, are and will be structurally subordinated to interests in BCH, including those of creditors of and holders of certain equity interests in BCH. Such creditors include HCLP, which holds approximately $94.8 million in secured debt of BCH as of March 31, 2024, and the holders of such equity interests include BHI which holds preferred equity interests in BCH ranking senior to the equity interests the Company holds in BCH. Therefore, in any bankruptcy, liquidation or similar proceeding, all claims of creditors (including HCLP) of BCH will have priority over the Company’s equity interests in BCH (and therefore the claims of the Class A common stock and any preferred stock the Company issues) with respect to the assets of BCH. In addition, the holders of the preferred equity interests in BCH, including BHI as described above, currently have, and may in the future have, priority over the Company’s equity interests in BCH. These priority claims and interests may present a conflict of interest with respect to the interests of the Company and our stockholders with respect to the assets of BCH and its subsidiaries.
Additionally, we have entered into certain related party transactions with entities in which Mr. Heppner has a financial interest, including the HCLP Loan Agreement. As of March 31, 2024, we had approximately $94.8 million of debt (including unamortized premium thereon), which is derived from BCH’s secured loans with HCLP, an indirect subsidiary of Highland

Consolidated, LP. The majority of HCLP is indirectly owned by The Highland Investment Holdings Trust, of which Mr. Heppner and his family are the beneficiaries. Mr. Heppner is a trustee but does not possess any discretionary authority with respect to the management, distribution or administration of the trust’s current assets (including HCLP). In addition to our payments on the principal balance of the HCLP Loan Agreement, pursuant to the terms of the HCLP Loan Agreement, we are required to make certain payments to HCLP for interest and fees. For the years ended March 31, 2024 and 2023, we made payments to HCLP, primarily in the form of principal and interest payments, of nil and $8.7 million, respectively. We have also paid in the past, and may be required in the future to pay, extension fees to extend the maturity dates of the HCLP Loan Agreement.
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
The Company has received in the past, and may continue to receive in the future, negative publicity, which could adversely affect our reputation, operations, and financial condition. For example, we and certain of our officers and directors have been the subject of negative media coverage in the Wall Street Journal and other outlets regarding alleged self-dealing and the misuse of company funds. On July 28, 2023, we and certain of our executive officers filed a claim for defamation against Alexander Gladstone, the author of the Wall Street Journal’s previous media coverage concerning the Company. On May 22, 2024, the court in this case denied Mr. Gladstone’s motion to dismiss, allowing our claims to proceed. Mr. Gladstone filed an answer on June 19, 2024, and a trial has been set for March 2026. We may continue to experience negative attention in the media. Defamation claims by their nature are difficult to win, and we cannot predict the outcome of this litigation or its impact on us or our business. Such proceedings are time consuming and expensive and, regardless of the factual basis for the assertions being made or the strength of the claims, can have a negative impact on the Company’s reputation, on the morale and performance of the Company’s employees and on the Company’s relationships with regulators. Such impacts could be exacerbated if we do not prevail in the litigation. Regardless of the ultimate outcome of our defamation claim, such litigation may divert the time and effort of senior management from the management of the Company and may also have an adverse impact on the Company’s ability to take timely advantage of various business and market opportunities. Additionally, such negative publicity has in the past, and may continue, to impact the willingness of our customers and other parties to transact business with us. These direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on the Company’s businesses, financial condition and results of operations. Negative publicity also could have the effect of heightening the other risks described in this Annual Report on Form 10-K.
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
An active trading market for Class A common stock may not develop or persist, and you may not be able to resell your Class A common stock at or above the price you paid for it.
Prior to the Business Combination, there was no public market for Class A common stock. We cannot predict the extent to which investor interest in us will lead to the development of a trading market on Nasdaq or otherwise, how liquid that market might become, nor how long, such an active trading market, to the extent it does develop, will last. If an active market does not develop or develops only for a limited time, you may have difficulty selling any Class A common stock. An inactive market may also impair Beneficient’s ability to raise capital by selling Class A common stock and may impair our ability to acquire or make investments in companies, products or technologies for which we may issue equity securities to pay for such acquisition or investment.
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
Beneficient’s board of directors has the power, subject to applicable law, to issue series of preferred stock that could, depending on the terms of the series, impede the completion of a merger, tender offer or other takeover attempt, including Series A and Series B preferred stock. For instance, subject to applicable law, a series of preferred stock or other securities may impede a business combination by including class voting rights, which would enable the holder or holders of such series to block a proposed transaction. Furthermore, Beneficient’s subsidiaries could also issue securities. Beneficient’s board of directors will make any determination to issue shares of preferred stock based on its judgment as to our and our stockholders’ best interests. Beneficient’s board of directors, in so acting, could issue shares of preferred stock having terms which could discourage an acquisition attempt or other transaction that some, or a majority, of the stockholders may believe to be in their best interests or in which stockholders would have received a premium for their stock over the then-prevailing market price of the stock.
The Company may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making the Warrants worthless.
We have the ability to redeem the outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.80 per Warrant, if, among other things, the Reference Value equals or exceeds $1,440.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant as described in Exhibit 4.2.1 to this Annual Report on Form 10-K). If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Warrants listed on the Nasdaq Capital Market (the “Public Warrants”) as set forth above even if the holders are otherwise unable to exercise the Warrants. Redemption of the outstanding Warrants as described above could force holders to (i) exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for holders to do so, (ii) sell the Warrants at the then-current market price when holders might otherwise wish to hold the Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, we expect would be substantially less than the market value of the Warrants. None of the warrants issued by Avalon in a private placement completed in connection with Avalon’s initial public offering, which were assumed in connection with the closing of the Business Combination, will be redeemable by us so long as they are held by our sponsor or their permitted transferees.
In addition, we have the ability to redeem the outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $8.00 per Warrant if, among other things, the Reference Value equals or exceeds $800.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrants). In such a case, the holders will be able to exercise their Warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of Class A common stock. The value received upon exercise of the Warrants (1) may be less than the value the holders would have received if they had exercised their Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Warrants, including because the number of common stock received is capped at 0.361 shares of Class A common stock per Warrant (subject to adjustment) irrespective of the remaining life of the Warrants.
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
ITEM 1B — UNRESOLVED STAFF COMMENTS

Not applicable.
ITEM 1C — CYBERSECURITY
Cybersecurity Risk Management and Strategy
We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to help maintain the security, confidentiality, integrity, and availability of our business systems and confidential information, including personal information and intellectual property. We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats. This includes processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party service providers and maintaining a cyber incident response plan designed to assist us in identifying, responding to and recovering from cybersecurity incidents. We utilize third parties to assess the effectiveness of our cybersecurity program on a periodic basis. This includes cybersecurity assessors and cybersecurity experts to assist in the identification, verification, and validation of material risks from cybersecurity threats, as well as to support associated mitigation plans when necessary.
We have integrated these cybersecurity processes into our overall risk management framework, systems, and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.
We conduct a regular cybersecurity risk assessment process through our Chief Technology Officer and dedicated information security team which reports to our management-level information technology steering committee, which is a subset of our management-level enterprise risk committee. These committees meet at least quarterly to discuss and evaluate risks that could be material to our business, including cybersecurity threats. This management-level enterprise risk committee is comprised of key leadership across the Company, including our Chief Executive Officer, Chief Financial Officer, Chief Underwriting Officer, President & Chief Fiduciary Officer, and General Counsel.
As part of our overall risk management system, our dedicated information security team monitors and tests our cybersecurity policies and procedures through methods such as periodic reviews, targeted assessments, and tabletop exercises. All personnel are made aware of our cybersecurity policies and procedures upon hire and through periodic refresher trainings. Such policies and procedures cover areas such as identity and access management, vendor management, data governance and protection, vulnerability management, incident response, and operational risk management. Our cybersecurity policies and procedures are also incorporated into our broader risk management framework such that all enterprise and operational risks are evaluated in a holistic manner.
We have not experienced any cybersecurity incidents that have materially impacted or are likely to materially impact our business strategy, results of operations, or financial condition based on information known to us as of the date of this Annual Report on Form 10-K. Although we cannot eliminate all potential threats, our cybersecurity program is operated in a manner to minimize the likelihood of any threat becoming material and to keep pace with a constantly evolving cybersecurity landscape. For additional description of cybersecurity risks and potential related impacts on the Company, refer to the risk factor captioned “Any cybersecurity attack or other security breach of our technology systems, or those of third-party vendors we rely on, could subject us to significant liability and harm our business operations and reputation” in “Item 1A. Risk Factors.”
Cybersecurity Governance
Our management is responsible for the day-to-day oversight and management of our enterprise risks, including risks from cybersecurity threats. As described in “Risk Management and Strategy” above, primary responsibility for assessing, monitoring, and managing our cybersecurity risks rests with our Chief Technology Officer and dedicated information security team, who develop, prioritize, and execute our cybersecurity strategy in partnership with relevant departments and business units. Our Chief Technology Officer, who has over 20 years of information technology experience including cybersecurity and information security, oversees our cybersecurity framework and reports to our management-level information technology steering subcommittee and management-level enterprise risk management committee. Our Chief Technology Officer is assisted in this oversight role by additional members of management.
Our Board, as a whole and as assisted by Board-level Enterprise Risk Committee, has responsibility for the oversight of our cybersecurity risk management framework. Consistent with this approach, our Board and Enterprise Risk Committee maintain oversight of cybersecurity matters through discussions with management, question and answer sessions, and reports from the management team, which generally occur on a quarterly basis and ad hoc as needed. Such reports include updates on any cybersecurity incidents and mitigation efforts. Our Board and our Enterprise Risk Committee also receive regular and ad hoc reports from our management-level enterprise risk committee on all enterprise risks, including risks from cybersecurity threats. Our Audit Committee provides additional oversight on our cybersecurity risk management framework, with an emphasis on public reporting obligations and the effects cybersecurity risks could have on our financial condition generally.
ITEM 2 — PROPERTIES
Our principal executive offices are located at 325 North St. Paul Street, Dallas, Texas 75201. We believe these facilities are adequate for our current needs and that suitable additional space will be available as needed.
Our phone number is 214-445-4700. Our website is www.trustben.com. Information contained on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report on Form 10-K.

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
On October 2, 2023, the Lead Plaintiffs filed a Consolidated Class Action Complaint against the Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer, Murray T. Holland, Timothy L. Evans, David H. de Weese, Roy W. Bailey, David F. Chavenson, and Whitley Penn LLP, alleging Securities Act violations arising out of the Offering. The complaint alleges that the individual defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act, and further alleges that the Company violated Section 15 of the Securities Act. The Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer (the “Ben Individual Defendants”) filed a motion to dismiss the complaint on November 7, 2023. On January 4, 2024, defendants Murray Holland, Roy Bailey, Tim Evans, Whitley Penn, David Chavenson and David H. de Weese filed motions to dismiss. The Lead Plaintiffs’ responded to the various motions to dismiss on February 20, 2024, and the defendants (other than Whitley Penn) filed replies in support of the motions to dismiss on March 21, 2024. The Company and the Ben Individual Defendants intend to vigorously defend themselves in the litigation.
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
On November 9, 2023, defendants filed a motion to bifurcate, requesting that the Court of Chancery first resolve the threshold issue of PCA’s standing under the CVR Contract and Exchange Trust Agreements before proceeding on the merits. On November 29, 2023, PCA filed its opposition to defendants’ motion to bifurcate, and on December 8, 2023, defendants filed their reply brief. On June 24, 2024, the Court of Chancery heard oral argument and issued its ruling granting defendants’ motion to bifurcate. In its ruling, the Court of Chancery ordered the parties to promptly conduct limited standing-related discovery to allow final resolution of the standing issue on summary judgment by January 2025.
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
On December 16, 2022, a former member of the Board of Directors of Beneficient Management, LLC initiated a private arbitration in the International Court of Arbitration of the International Chamber of Commerce, challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The claimant sought total damages of $36.3 million plus attorney’s fees and punitive damages. On April 23, 2024, the sole arbitrator held that in terminating the claimant’s equity awards, the Company had breached its contractual obligations, and as a result, awarded the claimant $55.3 million in compensatory damages, including pre-judgment interest. Post-judgment interest was also awarded to claimant. Neither attorneys’ fees nor punitive damages were awarded to the claimant. The Company was also asked to pay arbitration-related costs in the amount of approximately $128,850. The Company is exploring available options with respect to the award, which, should the Company be unable to negotiate a settlement with the claimant, may include the filing of a petition or motion to vacate the award under applicable law. The Company has recorded a loss related to the award in the year ended March 31, 2024 statement of comprehensive income (loss) in the amount of $55.0 million.
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
On October 27, 2023, David Scura filed a petition in Dallas County District Court against Brad K. Heppner, Jon R. Sabes, Steven F. Sabes, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer, the Company and FOXO Technologies, Inc. (“FOXO”), alleging violation of the Texas Securities Act, common law fraud, unjust enrichment, and civil conspiracy to defraud and seeking compensatory damages, costs and expenses. The same day, Clifford Day and Carla Monahan filed a petition in Dallas County District Court against the same defendants, alleging the same claims. The parties agreed to move the defendants’ deadline to respond to the petition to February 19, 2024. On April 10, 2024, the plaintiffs and Ben parties entered into a twelve-month tolling agreement, and the plaintiffs filed motions to nonsuit their claims that the courts granted on April 12, 2024 and April 16, 2024, respectively. The Company and the Ben Individual Defendants intend to vigorously defend themselves in the litigation.
On June 29, 2023, the Company received a “Wells Notice” from the Staff of the SEC’s Division of Enforcement, stating that the Staff has made a preliminary determination to recommend that the SEC file a civil enforcement action against the Company alleging violations of certain provisions of the Securities Act and the Securities Exchange Act relating to the Company’s association with GWG Holdings. We maintain that our actions were appropriate and that we vigorously defended ourselves in this matter. On July 1, 2024, the Company and Mr. Heppner received termination letters from the SEC advising the Company that the SEC’s investigations related to the Company and Mr. Heppner had concluded and that the Staff does not intend to recommend any enforcement actions by the SEC. The termination letters were provided to the Company and Mr. Heppner under the guidelines of the final paragraph of Securities Act Release No. 5310 which states, among other things, that “[such notice] must in no way be construed as indicating that the party has been exonerated or that no action may ultimately result from the staff’s investigation of that particular matter.” While there have been no further actions to date, there can be no assurance that there will not be any further action on this or other matters by the SEC, and the Company may also be subject to further examinations, investigations, proceedings and orders by other regulatory authorities in the future.
On April 19, 2024, the Litigation Trustee the LT Complaint as an Adversary Proceeding in the bankruptcy of GWG currently pending in the Bankruptcy Court against Ben Management, the Company, BCH, BCC, New BCC, BHI, various current or former officers and directors of the Company, HCLP and certain of its affiliates, former officers and directors of the Company’s former parent company, trustees of certain trusts that are directly or indirectly controlled by, or operate for the benefit of, Ben’s CEO and founder or his family, entities directly or indirectly held by, or that are under common control with, such trusts, and in which Ben’s CEO and his family members are among classes of economic beneficiaries, whether or not Ben’s CEO is entitled to economic distributions from such trusts, and others. The LT Complaint alleges causes of action that include (i) actual or constructive fraudulent transfer for certain transactions between GWG and the Company or its affiliates, (ii) breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty, and civil conspiracy, (iii) unjust enrichment, (iv) avoidance of any purported releases of the defendants, and (v) disallowance of the claims filed by certain defendants, including the Company, in the GWG bankruptcy case.
More specifically, such challenged transactions relate to (i) GWG’s purchase of $10 million of equity in the Company on June 12, 2019, (ii) GWG’s commitment on May 31, 2019 to loan trusts affiliated with the Company $65 million that GWG funded in two tranches ($50 million on June 3, 2019 and $15 million on November 22, 2019) and the repayment of such loan, (iii) GWG’s capital contribution to the Company of $79 million on December 31, 2019, (iv) approximately $145 million in capital contributions by GWG to the Company pursuant to a Preferred Series C Unit Purchase Agreement, and (v) the Company’s ultimate decoupling from GWG. Additionally, the LT Complaint seeks to avoid the debts owed by the Company to HCLP. The LT Complaint seeks to, among other things, avoid certain of the transactions and/or recover damages, attorney’s fees and expenses, pre-judgment and post-judgment interest. The LT Complaint does not purport to estimate the damages sought. The Company, its affiliates and its officers and directors intend to vigorously defend themselves against these claims.
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

PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of the date of this Annual Report on Form 10-K, Beneficient’s Class A common stock and Warrants are listed on the Nasdaq Capital Market under the symbols “BENF” and “BENFW,” respectively. Our Class A common stock and Warrants began public trading on June 8, 2023. As of July 5, 2024, there were 29 holders of record of our Class A Common Stock, and 4 holders of record of our Warrants, which does not include holders whose shares are held in nominee or “street name” accounts through banks, brokers or other financial institutions.
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
Recent Sales of Unregistered Securities
Except as set forth below, there were no sales of unregistered securities during the fiscal year ended March 31, 2024 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
On each of October 2, 2023, October 4, 2023, February 23, 2024 and March 7, 2024, Yorkville purchased 250, 6,250, 8,938 and 33,379 shares of Class A common stock for $191.41, $101.24, $15.52 and $14.90 per share, respectively, pursuant to the terms of the SEPA. Such issuances were in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.
Following the end of the fiscal year, on April 9, 2024 and June 21, 2024, respectively, the Company issued 11,354 shares and 3,431 shares of Class A commons stock of the Company to a consultant of the Company. The issuance of the Class A common stock pursuant to these transactions was not registered under the Securities Act and each was issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
Additionally, on May 9, 2024, the Company issued 114,343 shares of Class A common stock of the Company to a consultant of the Company. The issuance of the Class A common stock pursuant to this transaction was not registered under the Securities Act and was issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
Additionally, on each of May 3, 2024, May 6, 2024, May 7, 2024, May 13, 2024 and June 12, 2024, Yorkville, purchased 200,000; 74,260; 14,053; 60,994 and 100,000 shares of Class A common stock for prices of $7.18, $5.82, $5.82, $4.85 and $3.09 per share, respectively, pursuant to the terms of the SEPA. Such issuances were in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.
Issuer Purchases of Equity Securities
None.
Comparative Stock Performance
We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, we are not required to provide the information required by Item 201(e) of Regulation S-K.
Reverse Stock Split
In order to maintain its listing on Nasdaq, the Company effected a reverse stock split of its Common Stock at a ratio of eighty (80) to one (1) and a simultaneous proportionate reduction in the authorized shares of each class of Common Stock as required by NRS Section 78.207. The Company’s Class A Common Stock commenced trading on a post-reverse stock split basis at market open on April 18, 2024.

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
Overview
We are a technology-enabled financial services company that provides simple, rapid, and cost-effective liquidity solutions and trust products and services to participants in the alternative assets industry through our end-to-end online regulated platform, Ben AltAccess. Our products and services are designed to meet the unmet needs of mid-to-high net worth (“MHNW”) individual investors, small-to-midsize institutional (“STMI”) investors, family offices (“FAMOs”) and fund general partners and sponsors (“GPs” and together with MHNW individuals, STMI investors and FAMOs, “Customers”). We provide Customers seeking an early exit from their alternative asset investments a suite of liquidity solutions for their otherwise illiquid alternative asset investments through a proprietary financing and trust structure, which we implement for our customers and refer to such trusts collectively as the “Customer ExAlt Trusts.” Since becoming a public company, we have also offered shares of our Class A common stock or convertible preferred stock in financings as consideration for the Customer ExAlt Trusts to meet capital calls or make other capital contributions in alternative asset funds.
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
Under the applicable trust and other agreements, certain Texas and Kansas charities are the ultimate beneficiaries of the Customer ExAlt Trusts (which we refer to as “Charities” or “Economic Growth Zones”, respectively, and collectively, the “Charitable Beneficiaries”), and their interests are reported as noncontrolling interests in our consolidated financial statements. The TEFFI Act requires that two and a half percent (2.5%) of the cash distributions from alternative assets serving as collateral to Ben Liquidity loans be charitably contributed by certain of the Customer ExAlt Trusts to a designated Kansas Economic Growth Zone. Accordingly, for ExAlt Loans originated on or after December 7, 2021, Economic Growth Zones are paid $0.025 for every $1.00 received by an ExAlt Trust from the corresponding alternative assets. For ExAlt Loans originated prior to December 7, 2021, in accordance with the terms of the applicable trust and other agreements, the Charitable Beneficiaries of the Customer ExAlt Trusts formed prior to such date, are paid $0.05 for every $0.95 paid to the applicable ExAlt Loan lender. To facilitate the payments to the Economic Growth Zones and Charities, we engage in an effort to deploy assets and cash and may experience costs as a result. As our business expands, we expect that these costs could grow.
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
How We Generate Revenue
On a consolidated basis with the Customer ExAlt Trusts, which are variable interest entities (“VIEs”) and not owned directly or indirectly by our equity holders, we primarily recognize revenue through increases or decreases in the fair value of investments held by the Customer ExAlt Trusts. The changes in the fair value of these investments are also the primary source of revenue recognized by the Customer ExAlt Trusts business segment.
Our Ben Liquidity and Ben Custody business segments, which relate to our current operating subsidiaries that are owned by the holders of equity in the Company (including BCH), recognize revenue through (i) interest income on ExAlt Loans made to the Customer ExAlt Trusts in connection with our liquidity transactions for Customers, (ii) fee income billed at closing, but recognized as revenue ratably over the expected life of the alternative asset, for each liquidity transaction with Customers for services including access to and use of the AltAccess platform, transfer of the alternative assets, and delivery of the consideration to the client, and (iii) recurring fee income recognized each period for providing services including trustee, custody, and trust administration of the Customer ExAlt Trusts while they hold investments. Ben Liquidity and Ben Custody revenue recognized for the fiscal years ended March 31, 2024 and 2023 is as follows:
a.Ben Liquidity recognized $46.9 million and $50.8 million in interest income during the fiscal years ended March 31, 2024 and 2023, respectively.
b.Ben Custody recognized $24.5 million and $29.0 million in trust services and administration revenues during the fiscal years ended March 31, 2024 and 2023, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods.
Such revenues earned by Ben Liquidity and Ben Custody are eliminated in presentation of our consolidated financial statements; however, the cash flows received upon repayment of the ExAlt Loans and in payment of Ben Custody fees are allocable to our and BCH’s equity holders and not the beneficiaries of the Customer ExAlt Trusts.
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

(in thousands)	Year Ended March 31, 2024	Year Ended March 31, 2023
Operating income (loss)*
Ben Liquidity	$(1,810,964)	$(46,512)
Ben Custody	(588,811)	24,046
Corporate & Other	(210,169)	(112,845)
Less: Loss on extinguishment of debt, net (intersegment elimination)	3,940	—
Less: Income tax expense (benefit) (allocable to Ben and BCH equityholders)	121	(1,072)
Less: Net loss attributable to noncontrolling interests – Ben	535,157	19,081
Less: Noncontrolling interest guaranteed payment	(16,793)	(15,822)
Net income (loss) attributable to common shareholders	$(2,095,641)	$(130,980)
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
Instead, the interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts, which are eliminated in the presentation of our consolidated financial statements, directly impact the share of net income (loss) attributable to Ben’s and BCH’s equity holders. First, such eliminated amounts are earned from, and funded by, the Customer ExAlt Trusts, which are a noncontrolling interest. As a result, the eliminated amounts earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts serve to increase the attributable share of net income (loss) to Ben and BCH equity holders. Second, the terms of the Amended and Restated LPA of BCH (the “BCH A&R LPA”) (references to the “BCH A&R LPA” refer to the Amended and Restated Limited Partnership Agreement of BCH currently in effect unless otherwise indicated) provide that certain BCH income constituting the Excluded Amounts (as defined in the BCH A&R LPA) are allocated to certain BCH equity holders that are noncontrolling interests. Excluded Amounts are directly impacted by the interest and/or fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts, which are eliminated in the presentation of our consolidated financial statements. Such allocation to these noncontrolling interest holders is expected to grow as we expand our operations.
Additionally, Ben Liquidity’s and Ben Custody’s provision for credit losses is eliminated in the presentation of our consolidated financial statements but directly impacts the net income (loss) attributable to the various equity securities of Ben and BCH. Likewise, the amounts expensed by the Customer ExAlt Trusts for interest and fees owed to Ben’s operating subsidiaries are eliminated in the presentation of our consolidated financial statements but are recognized for purposes of the allocation of net income (loss) attributable to the beneficial owners of the Customer ExAlt Trusts.

Noncontrolling Interests
The consolidated financial statements of Ben include the accounts of Ben, its wholly-owned and majority-owned subsidiaries, certain VIEs, in which the Company is the primary beneficiary, and certain noncontrolling interests. The noncontrolling interests reflected in our consolidated financial statements represent the portion of BCH’s limited partnership interests or interests in the Customer ExAlt Trusts that are held by third parties. Amounts are adjusted by the noncontrolling interest holder’s proportionate share of the subsidiaries’ earnings or losses each period and for any distributions that are paid. The portion of income allocated to owners other than the Company is included in “net income (loss) attributable to noncontrolling interests” in the consolidated statements of comprehensive income (loss). Our primary noncontrolling interests as of and for the year ended March 31, 2024 are described below. Discussions of our primary noncontrolling interests as of and for the year ended March 31, 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Form 10-K filed with the SEC on July 13, 2023.
1.Ben is the sole member of Beneficient Company Group, L.L.C. (“Ben LLC”), which is the general partner BCH and owns 100% of the Subclass 1 Class A Units of BCH (“BCH Subclass 1 Class A Units”). BCH is primarily a holding company that directly or indirectly receives all active and passive income of the Company and allocates that income among the partnership interests issued by BCH. Other parties, including certain of our officers and directors, hold preferred and other limited partnership interests in BCH, and certain of our officers and directors also hold profits interests in BCH, including Class S Ordinary Units (“BCH Class S Ordinary Units”), Class S Preferred Units (“BCH Class S Preferred Units”), Subclass 1 FLP Unit Accounts (the “BCH FLP-1 Unit Accounts”), the Subclass 2 FLP Unit Accounts (the “BCH FLP-2 Unit Accounts”) and the Subclass 3 FLP Unit Accounts (the “BCH FLP-3 Unit Accounts”), Preferred Series A Subclass 0 Unit Accounts (“BCH Preferred Series A-0 Unit Accounts”), and Preferred Series A Subclass 1 Unit Accounts (“BCH Preferred A-1 Unit Accounts”), each of which constitutes a noncontrolling interest. Income or loss is allocated to the various noncontrolling interests described above in accordance with the limited partnership agreement of BCH.
Allocation of Income — Exclusive of Excluded Amounts and Guaranteed Payments
Ben’s ownership interest in BCH reflects a legal ownership interest. Legal ownership may, at times, not reflect Ben’s economic interest in BCH because of various provisions in the limited partnership agreement for BCH regarding the payment of guaranteed payments; the accrual for, and payment of, preferred returns; allocations of profits and losses and accruals to capital accounts and hypothetical capital accounts; and distributions to the holders of these interests based on capital accounts. Generally, the allocation of income (exclusive of the “Excluded Amounts” and following “Guaranteed Payments” described below) among the various limited partner interests in BCH, based on the limited partner interests outstanding as of March 31, 2024, is made in the following order:
a.Up to the amount of previously allocated losses in each case, income is allocated first to the holders of the BCH Subclass 1 Class A Units, BCH Class S Ordinary Units, and BCH Class S Preferred Units (as a group on a pro-rata basis), and then to the holders of the BCH Preferred Series A-0 Unit Accounts;
b.then to the holders of the BCH Preferred A-1 Unit Accounts, an allocation to the extent of previously allocated losses, followed by an allocation for such quarter in an amount equal to such holder’s BCH Preferred A-1 Unit Accounts hypothetical capital account balance multiplied by the Quarterly Preferred Series A Rate (as defined in the limited partnership agreement of BCH) (the weighted average preferred return rate was 0.23% and 1.38% for the years ended March 31, 2024 and 2023, respectively);
c.then to the holders of the BCH Class S Preferred Units, an allocation to the extent of previously allocated losses, followed by an allocation equal of for such quarter in an amount equal to such holder’s BCH Class S Preferred Units’ hypothetical capital account balance multiplied by the Quarterly Class S Preferred Rate (as defined in the limited partnership agreement of BCH) (the weighted average preferred return rate was 0.23% and 1.38% for the years ended March 31, 2024 and 2023, respectively); and
d.finally, the holders of the BCH Subclass 1 Class A Units, BCH Class S Ordinary Units, and BCH Class S Preferred Units, are allocated the residual income, pro rata based on the number of units outstanding for each security.
Allocation of Losses — Exclusive of Excluded Amounts and Guaranteed Payments
Generally, the allocation of losses (exclusive of the “Excluded Amounts” and following “Guaranteed Payments” described below) among the various limited partner interests in BCH, based on the limited partner interests outstanding as of March 31, 2024, is made in the following order:

a.first to the holders of the BCH Subclass 1 Class A Units and BCH Class S Ordinary Units up to their associated capital account balances, pro rata based on their capital account balances;
b.then losses are allocated to the holders of the BCH Class S Preferred Units up to their associated capital account balance, then to the holders of the BCH Preferred A-1 Unit Accounts up to their associated capital account balance, and then to the holders of the BCH Preferred Series A-0 Unit Accounts up to their associated capital account balance; and
c.any remaining losses are allocated to the holders of the BCH Subclass 1 Class A Units, BCH Class S Ordinary Units and BCH Class S Preferred Units pro rata based on the number of units outstanding for each security.
Allocation of Income — Excluded Amounts
In addition, certain amounts referred to as “Excluded Amounts” in the limited partnership agreement of BCH, which relate to profits interests associated with the BCH FLP-1 Unit Accounts, BCH FLP-2 Unit Accounts and BCH FLP-3 Unit Accounts, are separately allocated to the holders of certain outstanding limited partner interests as follows:
a.BHI, as the holder of the BCH FLP-1 Unit Accounts, is allocated income equal to 50.5%, and BMP, as sponsor of the BMP Equity Incentive Plan and the holder of the BCH FLP-2 Unit Accounts, is allocated income equal to 49.5%, of: (1) fifteen percent (15%) of the profits from financing activities of BCH and its subsidiaries, exclusive of profits from other activities such as fees or reimbursement of expenses in connection with trustee or custodial services and insurance and insurance-related activities (this will generally include revenues from Ben Liquidity subsidiaries), and (2) the Excess EBITDA Margin, which generally relates to the fee-generating businesses of Ben, exclusive of financing activity revenues. The Excess EBITDA Margin for an applicable entity is equal to the lesser of (i) 50% of the revenues of BCH and its tax pass-through subsidiaries, excluding revenues from financing activities, and (ii) an amount of revenues that will cause the EBITDA of such entity divided by the gross revenues of such entity to equal 20% (this will generally include the subsidiaries of Ben Custody and Ben Insurance Services). BHI, as the holder of the BCH FLP-1 Unit Accounts, and BMP, as the holder of the BCH FLP-2 Unit Accounts, are entitled to quarterly issuances of an equal amount of BCH Class S Ordinary Units and BCH Class S Preferred Units that in aggregate is equal to the income allocated to the BCH FLP-1 Unit Accounts and the BCH FLP-2 Unit Accounts, respectively, pursuant to the BCH A&R LPA.
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
For more information on these interests, see “Description of Securities,” which is filed as Exhibit 4.6 to this Annual Report on Form 10-K and Notes 2 and 13 to the audited consolidated financial statements.
2.Ben is the primary beneficiary of the Customer ExAlt Trusts, which are VIEs, and accordingly consolidates the results of the Customer ExAlt Trusts for purposes of financial reporting. Under the applicable trust and other agreements, certain charities are the ultimate legal beneficiaries of the Customer ExAlt Trusts, and their interests are reported as noncontrolling interests in our consolidated financial statements. The TEFFI Act requires that 2.5% of the cash distributions from alternative assets serving as collateral to Ben Liquidity loans be charitably contributed by certain of the ExAlt Trusts to a designated Kansas Economic Growth Zone. Accordingly, for ExAlt Loans originated on or after December 7, 2021, Kansas Economic Growth Zones are paid $0.025 for every $1.00 received by an ExAlt Trust from the corresponding alternative assets. For ExAlt Loans originated prior to December 7, 2021, in accordance with the terms of the applicable trust and other agreements, certain Charities that are the ultimate beneficiaries of Customer ExAlt Trusts formed prior to such date are paid $0.05 for every $0.95 paid to the ExAlt Loan lender. For certain prior transactions, the ultimate legal beneficiary is also entitled to approximately 10% of the amount of excess cash collateral, if any, following the full repayment of the ExAlt Loans associated with those transactions. In the event that an ExAlt Loan’s principal balance is paid down to zero dollars ($0), any remaining Collateral supporting such ExAlt Loan effectively cross-collateralizes other ExAlt Loans, as any such excess cash flows must be applied to pay off the outstanding balances of other ExAlt Loans pursuant to the terms of the trust agreements governing certain of the Customer ExAlt Trusts. As such, if the cash proceeds on the interests underlying the collateral held by the Customer ExAlt Trusts are in excess of the amount required to repay the amounts owed under all of the ExAlt Loans in aggregate, such excess amount would be distributable to the ultimate beneficiaries of the Customer ExAlt Trusts and would constitute a noncontrolling interest. Additional Customer ExAlt Trusts are created from new liquidity transactions with customers. These new Customer ExAlt Trusts, which are consolidated by Ben, result in the recognition of additional non-controlling interests in our consolidated financial statements.
Recent Developments
Business Combination
On June 7, 2023, in accordance with the Business Combination Agreement dated September 21, 2022, and amended April 18, 2023, with Avalon Acquisition, Inc. (“Avalon”), (the “Business Combination Agreement,” and the transactions contemplated thereby, collectively, the “Business Combination”), the Company completed its previously announced de-SPAC merger transaction (the “Transaction”) with Avalon. In connection with the closing of the Transaction, among other things, the Company converted from a Delaware limited partnership to a Nevada corporation and changed its corporate name from “The Beneficient Company Group, L.P.” to “Beneficient” (the “Conversion”). Pursuant to the Conversion, each Class A Common Unit of BCG (“BCG Class A Common Unit”) converted into 1.25 shares of Class A common stock, par value $0.001 per share (“Class A common stock”), each Class B Common Unit of BCG (“BCG Class B Common Unit”) converted into 1.25 shares of Class B common stock, par value $0.001 per share (“Class B common stock” and together with the Class A common stock, the “Common Stock”), and the capital account balance of the Preferred Series B Subclass 2 Unit Accounts of BCG (the “BCG Preferred B.2 Unit Accounts”) converted into shares of Class A common stock at a rate based on a 20% discount to the $800.00 valuation of the Class A common stock. As a result, in the Conversion, we issued 1,076,462 shares of Class A common stock with respect to the BCG Class A Common Units, 239,256 shares of Class B common stock with respect to the BCG Class B Common Units and 1,175,632 shares of Class A common stock with respect to the BCG Preferred B.2 Unit Accounts.
In connection with the closing of the Transaction, the Company issued (i) an aggregate of approximately 99,649 shares of Class A common stock to the former holders of Class A common stock of Avalon, par value $0.0001 per share (“Avalon Class A common stock”), and Class B common stock of Avalon, par value $0.0001 per share (“Avalon Class B common stock”), outstanding immediately prior to June 7, 2023, and (ii) an aggregate of approximately 34,961 shares of Beneficient Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A preferred stock”) to non-redeeming Avalon Class A stockholders, and the outstanding Avalon warrants converted into an aggregate of 295,313 redeemable Warrants, with each Warrant representing the right to purchase one share of Class A common stock and one share of Series A preferred stock at an exercise price of $11.50 (the “Warrants”). In accordance with their terms, all shares of Series A preferred stock issued at closing of the Transaction were automatically converted into shares of Class A common stock. At closing, $27.9 million of cash remained in the trust account of Avalon. There were $26.1 million in transaction expenses deducted from the trust account, $20.0 million of which represented the Reserve Amount (as defined below) under the Forward Purchase Agreement (as defined herein), that were either paid by Avalon prior to closing or offset against proceeds received by the Company at closing, leaving $1.8 million in net proceeds. Upon the closing of the Transaction, the outstanding Series A preferred stock converted into an aggregate of approximately 8,595 shares of Class A common stock.
Forward Purchase Agreement
On June 5, 2023, we entered into a Prepaid Forward Purchase Agreement, by and between the Company and RiverNorth SPAC Arbitrage Fund, L.P. (the “Purchaser”), pursuant to which the Purchaser purchased certain shares of Avalon Class A common stock that would have been redeemed in connection at the special meeting of Avalon’s stockholders (the “Special Meeting”) to approve the transactions contemplated by the Business Combination Agreement (as amended through June 25, 2023, the “Forward Purchase Agreement”). Pursuant to the Forward Purchase Agreement, Purchaser purchased shares of Avalon Class A common stock (the “AVAC FPA Shares”) at a purchase price per share of $847.04 (for aggregate consideration of $25.0 million). The AVAC FPA Shares were not redeemed in connection with the Special Meeting and converted into shares of Class A common stock and Series A preferred stock of Beneficient at the close of the Business Combination, which shares of Beneficient’s Series A preferred stock were subsequently converted into shares of Class A common stock and Purchaser held an aggregate of 36,956 shares of Class A common stock of Beneficient following the conversion in respect of the AVAC FPA Shares (such shares of Class A common stock, the “FPA Shares”).
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
The Forward Purchase Agreement provides for two categories of FPA Shares: (i) 13,305 FPA Shares are categorized as “Purchased Shares” (the “Purchased Shares”) and (ii) the remaining 23,651 FPA Shares are categorized as “Prepaid Forward Shares” (the “Prepaid Forward Shares”). If by the 10th anniversary of the close of the Business Combination, Purchaser has received less than $5.0 million, in gross proceeds from, and Purchaser has used good faith efforts to sell, the Purchased Shares, Beneficient has agreed to cause BCH to issue Purchaser an amount of BCH Preferred Series A.0 (or such other senior most preferred security of Beneficient) as consideration for any shortfall amounts less than $5.0 million from the sale of the Purchased Shares. Purchaser agreed for the first six months following the Business Combination not to sell any Purchased Shares below $400.00 per share or to sell more than 10% of the daily trading volume of the Class A common stock if the volume weighted average price of the Class A common stock is between $400.00 and $640.00 for any such trading day.
Upon the sales of the Prepaid Forward Shares, the Purchaser will remit $847.04 per share, or such lesser price per share designated by the Company (“Designated Price”) by written notice setting forth the Designated Price and the number of Prepaid Forward Shares that may be sold at such price (“Designated Price Notice”) delivered to Purchaser prior to any such sales, to the Company. On June 8, 2025 (“Maturity Date”), any Prepaid Forward Shares not sold by the Purchaser will be returned to the Company and any remaining amounts in respect of the Prepaid Forward Shares will be retained by the Purchaser, less any amounts still owed to the Company from sales effected prior to the Maturity Date. The Forward Purchase Agreement permits the Company, in its sole discretion, to lower the Designated Price to a per share amount lower than $847.04 in order to permit the Purchaser to effect additional sales of its Prepaid Forward Shares at a price lower than the prevailing trading price of the Company’s Class A common stock in exchange for the remitting of a portion of the proceeds of any such sales to the Company. The Prepaid Forward Shares include an embedded put option which is accounted for separately that is classified as a liability in the other liabilities line item of the consolidated statements of financial condition and measured at fair value each reporting period with the change in fair value recognized in the consolidated statements of comprehensive income (loss).
The Purchaser has received $5.0 million in gross proceeds from the sale of some or all of the Purchased Shares and thus, there will be no requirement to issue the Purchaser any amount of BCH Preferred A-0 Unit Accounts as consideration for any shortfall. No sales of any of the Prepaid Forward Shares had occurred as of March 31, 2024. To the Company’s knowledge, all shares purchased by Purchaser in connection with the Forward Purchase Agreement were from unaffiliated third-parties
Standby Equity Purchase Agreement
On June 27, 2023, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $250.0 million of Class A common stock at the Company’s request any time during the commitment period commencing on June 27, 2023 (the “Effective Date”) and terminating on the 36-month anniversary of the Effective Date. Each issuance and sale by the Company to Yorkville under the SEPA (an “Advance”) is subject to a maximum limit equal to the greater of: (i) an amount equal to 100% of the aggregate volume traded of the Company’s Class A common stock on the Nasdaq Stock Market, LLC (“Nasdaq”) for the five trading days immediately preceding an Advance Notice (as defined in the SEPA), or (ii) $10,000,000, which amount may be increased upon mutual consent. The Company shall not affect any sales under the SEPA and Yorkville shall not have any obligation to purchase shares of Class A common stock under the SEPA to the extent that after giving effect to such purchase and sale the aggregate number of shares of Class A common stock issued under the SEPA together with any shares of Class A common stock issued in connection with any other related transactions that may be considered part of the same series of transactions, where the average price of such sales would be less than $219.20 and the number of shares issued would exceed 19.9% of the outstanding voting Common Stock as of the date of the SEPA (the “Exchange Cap”).
The Company paid a structuring fee in cash and a commitment fee in an amount equal to $1.3 million (the “Commitment Fee”) by issuing 5,703 shares of Class A common stock. The Class A common stock was issued to Yorkville in July 2023.

On each of October 2, 2023, October 4, 2023, February 26, 2024 and March 11, 2024, Yorkville purchased 250, 6,250, 8,938 and 33,379 shares of Class A common stock for $191.41, $101.24, $15.52 and $14.90 per share, respectively, pursuant to the terms of the SEPA. Sales proceeds through March 31, 2024, were approximately $1.1 million under the terms of the SEPA. Such issuances were in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(b) promulgated thereunder. On June 20, 2024, the Company obtained stockholder approval pursuant to Nasdaq Listing Rule 5635(d) for the issuance of shares of Class A common stock to Yorkville in excess of the Exchange Cap. As of the date of this Annual Report on Form 10-K, the Company had offered and sold 503,827 shares on Class A common stock to Yorkville pursuant to the SEPA.
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
Recent Financings
On December 1, 2022, Ben Liquidity entered into agreements to finance liquidity transactions with respect to alternative assets with a NAV of approximately $5.3 million as of the date of the financing agreement. Pursuant to such transactions, the Customer ExAlt Trusts agreed to acquire the alternative assets, and in exchange for the alternative assets, the customers agreed to receive units at a price of $800.00 of NAV (calculated as of December 1, 2022) per unit, with each unit consisting of (i) one share of Class A common stock and (ii) one-fourth (1/4) of a Beneficient Warrant. The transaction closed in connection with the closing of the Business Combination, and the Company issued the investor 6,625 shares of Class A common stock and 1,657 Beneficient Warrants.
On July 26, 2023, Ben Liquidity entered into agreements to finance liquidity transactions with respect to alternative assets with a NAV of approximately $6.7 million (calculated as of March 31, 2023). Pursuant to such transactions, the Customer ExAlt Trusts agreed to acquire the alternative assets, and in exchange for the alternative assets, the customers agreed to receive 36,473 shares of Class A common stock at a price per share of $183.20.
On August 1, 2023, Ben Liquidity entered into agreements to finance liquidity transactions with respect to alternative assets with a NAV of approximately $37.7 million (calculated as of March 31, 2023). Pursuant to such transaction, the Customer ExAlt Trusts acquired the alternative assets, and in exchange for the alternative assets, the customers received (i) 3,768,995 shares of Series B-1 Resettable Convertible Preferred Stock of Beneficient, par value $0.001 per share (the “Series B-1 preferred stock”) at a price of $800.00 of NAV per share, with such Series B-1 preferred stock being convertible into shares of Class A common stock, and (ii) 11,779 Warrants.
Each share of Series B-1 preferred stock was convertible at the election of the holder into shares of Class A common stock based on an initial conversion price of $436.80 per share (the “Conversion Price”), subject to reset from time to time and a $218.40 per share floor price. On October 3, 2023, 3,768,995 shares of Series B-1 preferred stock converted into 172,574 shares of Class A common stock.

On February 6, 2024, Ben Liquidity entered into agreements to finance liquidity transactions with respect to alternative assets with a NAV of $2.0 million. Pursuant to such transaction, the Customer ExAlt Trusts acquired the alternative assets, and in exchange for such interest, the customer received 200,000 shares of the Company’s Series B-2 Resettable Convertible Preferred Stock, par value $0.001 per share (the “Series B-2 preferred stock”), with such Series B-2 preferred stock being convertible into shares of the Company’s Class A common stock. Each share of the Series B-2 preferred stock is convertible at the election of the holder into shares of the Class A common stock initially at a conversion price of $3.20 per share (the “B-2 Conversion Price”). The B-2 Conversion Price is subject to reset from time to time and a floor price of $1.60 per share. A maximum of 125,000 shares of Class A common stock may be issued upon conversion of the Series B-2 preferred stock.
Recent Equity Issuances
On June 8, 2023, we issued 2,532 shares of Class A common stock to ACE Portal, Inc. in exchange for its Class S Ordinary Units of BCH (the “BCH Class S Ordinary Units”). Furthermore, we issued 2,526 shares of Class A common stock to an unrelated individual in exchange for his BCH Class S Ordinary Units. Such BCH Class S Ordinary Units held by ACE Portal, Inc. and such individual converted into shares of Class A common stock on a one-to-one basis pursuant to the terms of the BCH A&R LPA.
On June 27, 2023, we issued 3,432 shares of our Class A common stock to Maxim Group LLC pursuant to a Settlement and Release Agreement dated June 7, 2023, entered into in connection with the Business Combination.
On August 22, 2023, we issued 36,473 shares of Class A common stock at a price per share of $183.20 in connection with the July 26, 2023 liquidity transaction mentioned above.
On each of October 2, 2023, October 4, 2023, February 26, 2024 and March 11, 2024, Yorkville purchased 250, 6,250, 8,938 and 33,379 shares of Class A common stock for $191.41, $101.24, $15.52 and $14.90 per share, respectively, pursuant to the terms of the SEPA. Sales proceeds through March 31, 2024, were approximately $1.1 million under the terms of the SEPA. Such issuances were in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act of 1933, as amended (“the Securities Act”) and Rule 506(b) promulgated thereunder.
On February 6, 2024, the Company issued 20,000 shares of Series B-3 Resettable Convertible Preferred Stock, par value $0.001 per share (the “Series B-3 preferred stock”), with such Series B-3 preferred stock being convertible into shares of the Company’s Class A common stock, to a consultant of the Company. The Series B-3 preferred stock is convertible into Class A common stock initially at a conversion price of $28.00 per share (the “B-3 Conversion Price”). The B-3 Conversion Price is subject to reset from time to time and a floor price of $14.00 per share. A maximum of 14,286 shares of Class A common stock may be issued upon conversion of the Series B-3 preferred stock.
On March 27, 2024, the Company issued 6,932 shares of its Series B-4 preferred stock, with such Series B-4 preferred stock being convertible into shares of the Company’s Class A Common Stock, to a consultant of the Company in connection with business advisory services rendered to the Company. The issuance of the Series B-4 preferred stock was not registered under the Securities Act of 1933, as amended, and was issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. The Series B-4 preferred stock is convertible into Class A Common Stock initially at a conversion price of $5.38 per share. The Series B-4 conversion price is subject to reset from time to time and a floor price of $2.69 per share. A maximum of 25,751 shares of Class A Common Stock may be issued upon conversion of the Series B-4 preferred stock.
On April 9, 2024 and June 21, 2024, respectively, the Company issued 11,354 shares and 3,431 shares of Class A commons stock of the Company to a consultant of the Company. The issuance of the Class A common stock pursuant to these transactions was not registered under the Securities Act and each was issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
On May 9, 2024, the Company issued 114,343 shares of Class A common stock of the Company to a consultant of the Company. The issuance of the Class A common stock pursuant to this transaction was not registered under the Securities Act and was issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
On each of May 3, 2024, May 6, 2024, May 7, 2024, May 13, 2024 and June 12, 2024, Yorkville, purchased 200,000; 74,260; 14,053; 60,994 and 100,000 shares of Class A common stock for prices of $7.18, $5.82, $5.82, $4.85 and $3.09 per share per share pursuant to the terms of the SEPA. Sales proceeds for these equity sales during May and June 2024 under the terms of the SEPA were $2.6 million in total. Such issuances were in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act of 1933, as amended (“the Securities Act”) and Rule 506(b) promulgated thereunder.

Conversion of BCH Preferred Series C-1
Pursuant to the Preferred Series C Unit Purchase Agreement (the “UPA”), on July 10, 2023, the Preferred C-1 Unit Accounts of BCH (“the BCH Preferred C-1 Unit Accounts”) automatically converted into 550,510 shares of Class A common stock at approximately $372.80 per share, which represents the volume-weighted average trading price of the Class A common stock for the 20 trading days following the closing of the Business Combination.

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
Equity Awards Arbitration
On December 16, 2022, a former member of the Board of Directors of Beneficient Management, LLC initiated a private arbitration in the International Court of Arbitration of the International Chamber of Commerce, challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The claimant sought total damages of $36.3 million plus attorney’s fees and punitive damages. On April 23, 2024, the sole arbitrator held that in terminating the claimant’s equity awards, the Company had breached its contractual obligations, and as a result, awarded the claimant $55.3 million in compensatory damages, including pre-judgment interest. Post-judgment interest was also awarded to claimant. Neither attorneys’ fees nor punitive damages were awarded to the claimant. The Company was also asked to pay arbitration-related costs in the amount of approximately $128,850. The Company is exploring available options with respect to the award, which, should the Company be unable to negotiate a settlement with the claimant, may include the filing of a petition or motion to vacate the award under applicable law. The Company has recorded a loss related to the award in the year ended March 31, 2024 statement of comprehensive income (loss) in the amount of $55.0 million.
ffVC Transaction
On March 6, 2024, the Company and BFF entered into three Alternative Asset Purchase Agreements (each an “ffVC Agreement” and collectively, the “ffVC Agreements”) on substantially similar terms, with each of ff Silver Venture Capital Fund, L.P., ff Blue Private Equity Fund, L.P. and ff Rose Venture Capital Fund, L.P. (each an “ffVC Seller” and collectively, the “ffVC Sellers”) to engage in certain liquidity financing transactions with respect to certain designated alternative assets held by each entity (the “ffVC Transactions”). In connection with the execution of the ffVC Agreements, the parties also entered into exchange agreements in the forms generally executed by the Company in the ordinary course of business, subject to certain amendments as set forth in the ffVC Agreements. Pursuant to the ffVC Transactions, the Company’s customized trust vehicles will acquire alternative assets held by each ffVC Seller, and in exchange for such alternative assets, the respective ffVC Seller will receive shares of the Company’s Series B Preferred Stock, with such Series B Preferred Stock being convertible into shares of the Company’s Class A common stock. The number of shares of Series B Preferred Stock to be delivered at the closing of each of the respective ffVC Agreements shall be equal to (i) the applicable discount percentage of the closing NAV under each ffVC Agreement multiplied by the Participation Percentage (as defined in the ffVC Agreement) of each respective ffVC Seller, divided by (ii) $10.00. The discount percentages for each transaction are as follows: ff Silver Venture Capital Fund, L.P. – 60%; ff Blue Private Equity Fund, L.P. – 80%; and ff Rose Venture Capital Fund, L.P – 46%. Pursuant to the ffVC Transactions, the Company expects to issue up to a maximum of $62 million in stated value of Series B Preferred Stock in the aggregate, subject to participation levels by limited partners of the ffVC Sellers. Closing of the ffVC Transactions is subject to approval by the Company’s stockholders. There can be no assurance that the ffVC Transactions will be completed or that the Company will issue securities pursuant to the ffVC Transactions.
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
–Utilization of Derivative Instruments to Manage Risk. Ben manages its exposure to market risks by utilizing various forms of derivative instruments to limit exposure to changes in the relative values of investments that may result from market developments. In April 2022, Ben made aggregate payments of approximately $7.5 million to purchase additional put options that were sold in September 2023 for $1.0 million, resulting in a recognized loss at the time of sale of $0.7 million. The put options had a fair value of $4.0 million as of March 31, 2023. A portion of the put options purchased during April 2022 are attributable to the third party involved in the loan participation transaction. During the fiscal years ended March 31, 2024 and 2023, Ben recognized total losses of $3.0 million and $3.5 million, respectively, on the put options held, of which approximately $2.0 million and $2.5 million, respectively, is attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction. There were no put options held as of March 31, 2024 or as of the date of this Annual Report on Form 10-K.
–Bankruptcy of GWG Holdings. On August 1, 2023 (the “Effective Date”), the plan of reorganization of GWG Holdings was declared effective. On the Effective Date, all securities previously issued by GWG Holdings were cancelled and converted to interests in the GWG Wind Down Trust. As of March 31, 2024, Ben held 0.8 million interests of Series A1 and 2.5 million interests of Series E of the GWG Wind Down Trust, and the Customer ExAlt Trusts held 82.0 million, 14.5 million, and 9.8 million interests of Series A1, Series A2, and Series E, respectively, of the GWG Wind Down Trust. These interests are accounted for at fair value, with unrealized gains (losses) recognized in earnings in the gain (loss) on financial instruments, net line item of the consolidated statements of comprehensive income (loss). Fair value is calculated using quoted prices for similar instruments observed in the equity capital market and is classified as a Level 2 investment in the fair value hierarchy. Since the GWG Wind Down Trust’s primary asset is its investment in the Class A common stock of Ben, the Company’s Class A common stock quoted price is the underlying asset. Prior to the Effective Date, Ben held 2.5 million shares of GWG Holdings common stock and the Customer ExAlt Trusts held 9.8 million shares of GWG Holdings common stock and L Bonds due 2023 of GWG Life, LLC, a Delaware limited liability company and wholly-owned subsidiary of GWG Holdings (“GWG Life”) with an aggregate principal amount of $94.8 million (“L Bonds”). The investment in GWG Holdings’ common stock was accounted for at fair value with changes in fair value recognized in earnings. The investment in L Bonds was accounted for as an available-for-sale debt security, with unrealized gains (losses) recognized in accumulated other comprehensive income (loss). During the years ended March 31, 2024 and 2023, the Company has recognized net losses of $1.4 million and $12.9 million, respectively, related to its interests in the GWG Wind Down Trust (or GWG Holdings, as applicable), and the Customer ExAlt Trusts have recognized net losses of $66.1 million and $50.7 million related to its interest in the GWG Wind Down Trust (or GWG Holdings, as applicable), all of which is reflected in the consolidated statements of comprehensive income (loss). As of March 31, 2024, the fair value of Ben’s interest in the GWG Wind Down Trust was nominal and the fair value of the Customer ExAlt Trusts’ interest in the GWG Wind Down Trust was $0.6 million. Prior to the Effective Date, the Customer ExAlt Trusts recognized credit related losses on the L Bonds totaling $31.3 million. Additionally, on the Effective Date, the shared services agreement by and between Ben and GWG Holdings (the “Shared Services Agreement”) was terminated. During the year ended March 31, 2023, Ben recognized losses on its related party receivable with GWG Holdings under the Shared Services Agreement totaling $15.6 million. No such losses related to the Shared Services Agreement were recorded in the year ended March 31, 2024.
–Vesting of performance based awards. Certain of our restricted equity units were granted with a performance-based condition. The performance condition was met upon public listing and expense for vested units was recognized during June 2023. The recognition of the remaining compensation cost will be recognized over the remaining vesting period. Total recognized compensation cost related to these awards was approximately $9.5 million for the year ended March 31, 2024. Total unrecognized compensation cost related to these awards was approximately $2.1 million as of March 31, 2024.
–BCG Recapitalization. As part of the conversion to BCG Class A Common Units, additional value of approximately $15.0 million was provided to certain holders who are members of our Board. The additional value was accounted for as compensation, which resulted in stock-based compensation expense of $15.0 million during the year ended March 31, 2024.
–Goodwill Impairment. Goodwill is tested for impairment at least annually and, more frequently between annual tests, whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. Subsequent to the public listing on June 8, 2023, and through March 31, 2024, the Company has experienced a significant sustained decline in the price of its Class A common stock and its related market capitalization. We believe that these factors indicated that the fair value of our reporting units had more likely than not fallen below their carrying values during fiscal 2024. As a result, during fiscal 2024, we wrote the carrying value of the Ben Liquidity, Ben Custody, Ben Insurance, and Ben Markets reporting units down to their estimated fair values and recognized cumulatively during fiscal 2024 a non-cash goodwill impairment charge of $2.4 billion, which is reflected in loss on impairment of goodwill in the consolidated statements of comprehensive income (loss). Prior to the goodwill impairment recorded during the current fiscal year, the Company had not previously recorded any impairments of goodwill. As such, the cumulative impairment loss as of March 31, 2024, is $2.4 billion. Total goodwill remaining as of March 31, 2024 is $13.6 million.
–Impairment on equity security without a readily determinable fair value. During the year ended March 31, 2024, an impairment of $37.8 million was recognized on an equity security without a readily determinable fair value, which is reflected in the gain (loss) on financial instruments, net line item on the consolidated statements of comprehensive income (loss). This impairment primarily relates to a new investment that occurred during the fiscal year 2024. There were no impairments to these equity securities during the year ended March 31, 2023.
–Termination of Customer ExAlt Trust Loan Payable. On October 18, 2023, all obligations owed under the Customer ExAlt Trust loan payable were repaid by transferring $56.7 million of alternative assets. The payoff of the Customer ExAlt Trust Loan Payable was accounted for as a debt extinguishment in accordance with ASC 470, Debt. Accordingly, the Customer ExAlt Trusts recorded a $8.8 million loss on extinguishment related to the payoff during the year ended March 31, 2024, which is reflected in the loss on extinguishment of debt line item on the consolidated statements of comprehensive income (loss). The loss on extinguishment represents the difference between the carrying value of the ExAlt Trust Loan Payable at payoff of $47.9 million, net of an unamortized discount of $5.0 million and fair value of the contingent interest derivative liability of $1.9 million, and the NAV of the assets of $56.7 million.
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

(in thousands)	Year Ended March 31, 2024	Year Ended March 31, 2023
Ben Liquidity
Loan payments received	$33,398	$47,105
Operating income (loss)	(1,810,964)	(46,512)
Adjusted operating income(1)	(41,177)	9,693
Ben Custody
Fee payments received	$8,312	$18,314
Operating income	(588,811)	24,046
Adjusted operating income(1)	19,764	24,046
Consolidated:
Revenue	$(98,696)	$(104,903)
Adjusted revenue(1)	(31,239)	(41,367)
Operating loss	(2,648,546)	(253,172)
Adjusted operating loss(1)	(115,808)	(143,872)

	March 31, 2024		March 31, 2023
Ben Liquidity
Loans to Customer ExAlt Trusts, net	$256,184		$366,760
Allowance to total loans	54.23%		26.04%
Nonperforming loans to total loans	44.21%		37.03%
Ben Custody
Fees receivable, net	$18,386		$45,054
Deferred revenue	28,235		41,614
Customer ExAlt Trusts
Investments, at fair value	$329,113		$491,859
Distributions to Original Loan Balance	0.72	x	0.64	x
Total Value to Original Loan Balance	1.03	x	1.15	x
Certain prior year items have been reclassified to conform with current year presentation.
(1) Adjusted revenue and adjusted operating income (loss) are non-GAAP financial measures. For a definition and reconciliation to comparable U.S. GAAP metrics, please see the section titled “—Supplemental Unaudited Presentation of Non-GAAP Financial Information.”
Adjusted revenue. We define adjusted revenue as revenue adjusted to exclude the effect of mark-to-market adjustments on related party equity securities that were acquired both prior to and in the Collateral Swap (the “Collateral Swap”), which on August 1, 2023, became interests in the GWG Wind Down Trust.
Operating income (loss) represents total revenues less operating expenses prior to the provision for income taxes.
Adjusted operating income (loss). We define adjusted operating income (loss) as operating income (loss), adjusted to exclude the effect of the adjustments to revenue described above, credit losses on related party available-for-sale debt securities acquired in the Collateral Swap, which on August 1, 2023, became interests in the GWG Wind Down Trust, and receivables from a related party that filed for bankruptcy, non-cash asset impairment, share-based compensation expense, and legal, professional services, and public relations costs related to the GWG Holdings bankruptcy, lawsuits, and a defunct product offering and certain employee matters, including fees incurred in arbitration with a former director.
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
Fees receivable, net represents the transaction fees charged to the Customer ExAlt Trusts in connection with liquidity transactions and fees charged for providing full-service trust administration services to the trustees of the Customer ExAlt Trusts. Such amounts are net of any allowance for credit losses associated with these balances. Such fees are eliminated solely for financial reporting purposes upon consolidation of the Customer ExAlt Trusts.
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
Principal Revenue and Expense Items
During the fiscal years ended March 31, 2024 and 2023, we earned revenues on a consolidated basis from the following primary sources:
•Investment Income (Loss), net. Investment income (loss), net, includes the change in NAV of the alternative assets held by certain of the Customer ExAlt Trusts.
For the aforementioned periods, our main components of consolidated expense are summarized below:
•Interest Expense. Interest expense includes interest paid to our senior lender under our amended and restated First Lien Credit Agreement and Second Lien Credit Agreement (as described under “Liquidity and Capital Resources — Amended Credit Agreements”), interest on the HH-BDH Credit Agreement, interest paid on the ExAlt Trust Loan Payable, and interest paid on our other debt due to related parties. When we issue debt, we amortize the financing costs (commissions and other fees) associated with such indebtedness over the outstanding term of the financing and classify it as interest expense.
•Employee Compensation and Benefits. Employee compensation and benefits include salaries, bonuses and other incentives and costs of employee benefits. Also included are significant non-cash expenses related to the share-based compensation.
•Professional Services. Professional services includes consulting fees, legal fees, audit fees, and other services.
Additional components of our consolidated net earnings include:
•Gain (Loss) on Financial Instruments, net. Gain (loss) on financial instruments, net includes the change in fair value of our derivative liability, warrant liability, investments in public equity securities, private equity securities, and options. Included in our investment in private equity securities and our interest in the GWG Wind Down Trust. Fair value is determined using quoted market prices. Any realized gains and losses are recorded on a trade-date basis.
•Interest and Dividend Income. Interest income includes interest earned on cash held in banks.
•Provision for Credit Losses. Provision for credit losses represents the amount charged to earnings each period for credit losses incurred on available-for-sale debt securities and for allowances taken on financial assets, primarily receivables under the Shared Services Agreement with GWG Holdings and note agreements with other parties originating during our formative transactions in 2018.
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
Our operating subsidiaries, Ben Liquidity and Ben Custody, also earn revenue from interest and fees, which are eliminated in consolidation, on the ExAlt Loans between Ben Liquidity and the Customer ExAlt Trusts and for providing trust services and administration between Ben Custody and the Customer ExAlt Trusts. These sources of intersegment revenues, which ultimately impact the net income (loss) attributable to Ben and BCH equity holders, are summarized below.
•Interest Income. Interest income is generally comprised of contractual interest, which is a computed variable rate or a fixed rate that compounds monthly, interest recognized on certain of the ExAlt Loans through the effective yield method, and an amortized discount that is recognized ratably over the life of the ExAlt Loan. The ExAlt Loans have a maturity of twelve years, and all principal and interest due thereon is payable at maturity. Since we began our operations in 2017, substantially all of our interest income since inception has been non-cash income that has been capitalized onto the outstanding principal of the ExAlt Loans.
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

RESULTS OF OPERATIONS — YEARS ENDED MARCH 31, 2024 AND 2023

(in thousands)	Year Ended March 31, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income (loss), net	$—	$—	$4,791	$—	$—	$4,791
Loss on financial instruments, net	—	—	(102,584)	(1,937)	—	(104,521)
Interest and dividend income	—	—	10	447	—	457
Trust services and administration revenues	—	365	—	—	—	365
Other income	—	—	215	(3)	—	212

Intersegment revenues
Interest income	46,947	—	—	—	(46,947)	—
Trust services and administration revenues	—	24,169	—	—	(24,169)	—
Total revenues	46,947	24,534	(97,568)	(1,493)	(71,116)	(98,696)

External expenses
Employee compensation and benefits	5,903	2,297	—	56,929	—	65,129
Interest expense	8,724	—	4,091	4,744	—	17,559
Professional services	1,993	1,187	3,277	23,542	—	29,999
Provision for credit losses	—	—	254	5,762	—	6,016
Loss on impairment of goodwill	1,725,880	583,323	—	45,117	—	2,354,320
Loss on arbitration	—	—	—	54,973	—	54,973
Other expenses	2,057	997	1,191	17,609	—	21,854

Intersegment expenses
Interest expense	—	—	126,339	—	(126,339)	—
Provision for credit losses	113,354	25,541	—	—	(138,895)	—
Other expenses	—	—	15,345	—	(15,345)	—
Total expenses	1,857,911	613,345	150,497	208,676	(280,579)	2,549,850

Operating income (loss)	$(1,810,964)	$(588,811)	$(248,065)	$(210,169)	$209,463	$(2,648,546)
Loss on debt extinguishment, net						8,846
Income tax benefit						788
Net loss						$(2,658,180)

RESULTS OF OPERATIONS — YEARS ENDED MARCH 31, 2024 AND 2023 (cont’d)

(in thousands)	Year Ended March 31, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income (loss), net	$—	$—	$(54,010)	$—	$—	$(54,010)
Loss on financial instruments, net	—	—	(35,085)	(16,336)	—	(51,421)
Interest income	—	—	54	358	—	412
Trust services and administration revenues	—	30	—	—	—	30
Other income	—	—	—	86	—	86

Intersegment revenues
Interest income	50,819	—	—	—	(50,819)	—
Trust services and administration revenues	—	29,012	—	—	(29,012)	—
Total revenues	50,819	29,042	(89,041)	(15,892)	(79,831)	(104,903)

External expenses
Employee compensation and benefits	8,527	2,219	—	34,781	—	45,527
Interest expense	2,893	—	8,957	3,621	—	15,471
Professional services	2,849	2,018	5,033	28,522	—	38,422
Provision for credit losses	—	—	13,843	6,737	—	20,580
Other expenses	2,313	759	1,905	23,292	—	28,269

Intersegment expenses
Interest expense	—	—	110,905	—	(110,905)	—
Provision for loan losses	80,749	—	—	—	(80,749)	—
Other expenses	—	—	18,354	—	(18,354)	—
Total expenses	97,331	4,996	158,997	96,953	(210,008)	148,269

Operating income (loss)	$(46,512)	$24,046	$(248,038)	$(112,845)	$130,177	$(253,172)
Income tax expense						(1,072)
Net loss						$(252,100)

CONSOLIDATED
Results of Operations — Year Ended March 31, 2024 Compared to the Year Ended March 31, 2023

Revenues (in thousands)

	Year Ended March 31,
	2024	2023
Investment income (loss), net	$4,791	$(54,010)
Loss on financial instruments, net	(104,521)	(51,421)
Interest and dividend income	457	412
Trust services and administration revenues	365	30
Other income	212	86
Total revenues	$(98,696)	$(104,903)
Year Ended March 31, 2024 and 2023
Investment income (loss), net increased $58.8 million for the year ended March 31, 2024, compared to the year ended March 31, 2023, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts. Investment income was $4.8 million for the year ended March 31, 2024, which was driven by $8.2 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, $2.8 million of downward quoted market price adjustments, and $0.3 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar. Investment loss was $54.0 million for the year ended March 31, 2023, which was driven by $37.3 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, $12.9 million of downward quoted market price adjustments, and $2.9 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar.
Loss on financial instruments increased $53.1 million for the year ended March 31, 2024, compared to the year ended March 31, 2023, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the year ended March 31, 2024 was primarily driven by a $63.8 million decrease in the fair value of our interests in the GWG Wind Down Trusts. Additional drivers include a $3.9 million decrease in the fair value of public equity securities, a $37.8 million decrease in equity securities without a readily determinable fair value, and a $3.0 million decrease in the fair value of put options held, partially offset by a $1.6 million decrease in the fair value of a derivative liability and a $2.5 million decrease in the fair value of a warrant liability. Loss on financial instruments, net for the year ended March 31, 2023 includes a $63.0 million decrease in the fair value of public equity securities, principally related to GWG Holdings securities, combined with a $3.5 million decrease in the fair value of put options held, partially offset by a $4.6 million decrease in the fair value of a derivative liability and a $10.5 million upward adjustment to private equity securities.
Interest and Operating Expenses (in thousands)

	Year Ended March 31,
	2024	2023
Employee compensation and benefits	$65,129	$45,527
Interest expense (including amortization of deferred financing costs)	17,559	15,471
Professional services	29,999	38,422
Provision for credit losses	6,016	20,580
Loss on impairment of goodwill	2,354,320	—
Loss on arbitration	54,973	—
Other expenses	21,854	28,269
Total expenses	$2,549,850	$148,269
Year Ended March 31, 2024 and 2023
Employee compensation and benefits increased $19.6 million for the year ended March 31, 2024, compared to the same period of 2023. The increase was driven by a $29.0 million increase in equity-based compensation, partially offset by a $9.4 million decrease in payroll and other benefit related costs. The increase in equity-based compensation was driven by $9.5 million recognized upon vesting of awards previously subject to a performance condition, which was satisfied by Ben’s public listing in June 2023 and $15.0 million recognized as a result of transactions completed as part of the recapitalization of BCG (the “BCG Recapitalization”) in connection with the Business Combination. Beginning in November 2023, employee compensation and benefits reflected the impact of the operating cost reduction plan of nearly $1.0 million per month in expenses.
Interest expense increased $2.1 million for the year ended March 31, 2024, compared to the same period of 2023. The increase in interest expense was primarily due to a $2.6 million increase in combined interest expense on all other borrowings including the new HH-BDH Credit Agreement borrowing in October 2023 combined with a $4.1 million decrease in the amortization of deferred financing costs to interest expense. These increases were partially offset by a $4.9 million decrease in interest expense recognized on the Customer ExAlt Trust loan payable, which was extinguished in October 2023.
Professional services expenses decreased $8.4 million for the year ended March 31, 2024, compared to the same period of 2023, primarily due to a decrease in legal fees of $4.1 million, a decrease of $2.7 million in other professional services, such as consulting, offset by an increase in other professional such a printer costs for public filings.
Provision for credit losses decreased $14.6 million for the year ended March 31, 2024, compared to the same period of 2023. Provision for credit losses during the year ended March 31, 2024, included expenses on other miscellaneous receivables, including interest accrued on the outstanding balances, principally originated during the formation of the company in 2018. Provision for credit losses during the year ended March 31, 2023 included a $12.6 million credit related loss on the investments in L Bonds held by the Customer ExAlt Trusts, $6.7 million of additional allowances taken on receivables under the Shared Services Agreement with GWG Holdings existing on the date that GWG Holdings filed for bankruptcy, and $1.2 million of allowances taken on aged receivables.
During the year ended March 31, 2024, we completed interim impairment tests and an annual impairment test for goodwill and as a result, recorded an aggregate non-cash impairment charge of $2.4 billion. The interim impairment tests were triggered by the significant sustained decline in the price of our Class A common stock and related market capitalization since our public listing on June 8, 2023. See—Critical Accounting Estimates below and Note 8 to the Consolidated Financial Statements in “Part 2, Item 8.—Financial Statements” of this Annual Report on Form 10-K for further information.
Loss on arbitration recognized in the current fiscal year relates to an award against the Company for compensatory damages, including pre-judgment interest in a matter pertaining to a former director challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. Interest at 10.5% annually will be due under the arbitrator’s ruling until the awarded amount is resolved.
Other expenses decreased $6.4 million for the year ended March 31, 2024, compared to the same period of 2023, primarily driven by lower travel and entertainment of $2.7 million, which included $1.8 million less in lease and direct operating expense related to the Aircraft Sublease (as defined below) in 2024 as compared to 2023 due to the aircraft sublease expiration on January 1, 2024, combined with a $2.6 million decrease in other insurance and taxes, principally due to the purchase of a run-off insurance policy in 2023 offset by higher insurance premiums subsequent to our public listing in June 2023, and a $0.2 million increase in depreciation and amortization. The table below provides additional detail regarding our other expenses.
Other Expenses (in thousands)

	Year Ended March 31,
	2024	2023
Other insurance and taxes	$5,266	$7,851
Travel and entertainment	5,112	7,826
Depreciation and amortization	3,775	3,606
Software license and maintenance	2,419	2,343
Occupancy and equipment	1,055	1,212
Other expenses	4,227	5,431
Total other expenses	$21,854	$28,269

BEN LIQUIDITY
Results of Operations — Year Ended March 31, 2024 Compared to the Year Ended March 31, 2023

(in thousands)	Year Ended March 31,
	2024	2023
Revenues:
Interest income	$46,947	$50,819
Total revenues	46,947	50,819

Expenses
Employee compensation and benefits	5,903	8,527
Interest expense (including amortization of deferred financing costs)	8,724	2,893
Professional services	1,993	2,849
Provision for credit losses	113,354	80,749
Loss on impairment of goodwill	1,725,880	—
Other expenses	2,057	2,313
Total expenses	1,857,911	97,331
Operating income (loss)	$(1,810,964)	$(46,512)
Year Ended March 31, 2024 and 2023
Interest income decreased $3.9 million during the year ended March 31, 2024 compared to the year ended March 31, 2023. The decrease was primarily driven by a decrease in interest income earned from loans moving to nonaccrual, the majority of which are backed by the assets acquired during the Collateral Swap, during the year ended March 31, 2024 combined with a decrease in interest income earned due to loan prepayments resulting in lower outstanding loan balances. The decrease was partially offset by an increase in interest earned on new originations and the compounding of interest.
Employee compensation and benefits decreased $2.6 million during the year ended March 31, 2024 compared to the year ended March 31, 2023. The decrease was driven by payroll and other benefit related costs due to a lower headcount in the current year as compared to the prior year primarily due to the employees furloughed and terminated in 2023.
Interest expense, including amortization of deferred financing costs, increased $5.8 million for the year ended March 31, 2024 compared to the year ended March 31, 2023. The increase in interest expense was primarily driven by a $4.1 million decrease in the amortization of a premium for deferred financing costs, and a $1.4 million increase due to the new HH-BDH Credit Agreement borrowing in October 2023.
Professional services decreased $0.9 million during the year ended March 31, 2024 compared to the year ended March 31, 2023, primarily driven by decreases in internal audit fees, marketing, and other professional fees.
Provision for loan losses increased $32.6 million for the year ended March 31, 2024, compared to the year ended March 31, 2023, primarily due to a net decrease in collateral values and resulting expected cash flows related to the loan portfolio, combined with an increased amortized cost basis due to new originations and interest capitalizing at a higher rate than loan payments. Of the $113.4 million provision for loan losses in the current year, approximately $43.9 million related to credit losses driven by a decrease in collateral comprised of related party equity interests and $39.4 million related to a decrease in the collateral value associated with one transaction originated during the current year.
During the year ended March 31, 2024, we completed interim impairment tests and an annual impairment test for goodwill and as a result, recorded an aggregate non-cash impairment charge of $1.7 billion for Ben Liquidity. See—Critical Accounting Estimates below and Note 8 to the Consolidated Financial Statements in “Part 2, Item 8.—Financial Statements” of this Annual Report on Form 10-K for further information.

BEN CUSTODY
Results of Operations — Year Ended March 31, 2024 Compared to the Year Ended March 31, 2023

(in thousands)	Year Ended March 31,
	2024	2023
Revenues
Trust services and administration revenues	$24,534	$29,042

Expenses
Employee compensation and benefits	2,297	2,219
Professional services	1,187	2,018
Provision for credit losses	25,541	—
Loss on impairment of goodwill	583,323	—
Other expenses	997	759
Total expenses	613,345	4,996
Operating income	$(588,811)	$24,046
Year Ended March 31, 2024 and 2023
Trust services and administration revenues decreased $4.5 million for the year ended March 31, 2024, compared to the year ended March 31, 2023, driven by a decrease in the NAV of alternative assets held by the Customer ExAlt Trusts, which is an input into the calculation of the recurring trust services revenues.
Professional services decreased $0.8 million for the year ended March 31, 2024, compared to the year ended March 31, 2023, primarily due to an overall decrease in expenses related to the operational costs reduction initiatives.
Provision for credit losses was $25.5 million for the year ended March 31, 2024, compared to the year ended March 31, 2023, primarily due to a net decrease in collateral values and resulting expected cash flows related to the fee receivable portfolio. Of the $25.5 million provision for credit losses in the current year, approximately $25.2 million related to credit losses driven by a decrease in collateral comprised of related party equity interests and $0.3 million related to decreased in the collateral value associated with one transaction originated during the current year.
During the year ended March 31, 2024, we completed interim impairment tests and an annual impairment test for goodwill and as a result, recorded an aggregate non-cash impairment charge of $583.3 million for Ben Custody. The interim impairment tests were triggered by the significant sustained decline in the price of our Class A common stock and related market capitalization since our public listing on June 8, 2023. See—Critical Accounting Estimates below and Note 8 to the Consolidated Financial Statements in “Part 2, Item 8.—Financial Statements” of this Annual Report on Form 10-K for further information.

CUSTOMER EXALT TRUSTS
Results of Operations — Year Ended March 31, 2024 Compared to the Year Ended March 31, 2023

(in thousands)	Year Ended March 31,
	2024	2023
Revenues
Investment income (loss), net	$4,791	$(54,010)
Gain (loss) on financial instruments, net	(102,584)	(35,085)
Interest and dividend income	10	54
Other income	215	—
Total revenues	(97,568)	(89,041)

Expenses
Interest expense	130,430	119,862
Professional services	3,277	5,033
Provision for credit losses	254	13,843
Other expenses	16,536	20,259
Total expenses	150,497	158,997
Operating income (loss)	$(248,065)	$(248,038)
Year Ended March 31, 2024 and 2023
Investment income (loss), net increased $58.8 million for the year ended March 31, 2024, compared to the year ended March 31, 2023, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts. Investment income was $4.8 million for the year ended March 31, 2024, which was driven by $8.2 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, $2.8 million of downward quoted market price adjustments, and $0.3 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar. Investment loss was $54.0 million for the year ended March 31, 2023, which was driven by $37.3 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, $12.9 million of downward quoted market price adjustments, and $2.9 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar.
Loss on financial instruments, net, increased $67.5 million for the year ended March 31, 2024, compared to the year ended March 31, 2023, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the year ended March 31, 2024 was primarily driven by a $63.1 million decrease in the fair value of our interests in the GWG Wind Down Trust. Such decrease is net of a $13.7 million gain recognized upon reclassification of unrealized net gains related to the Company’s previously classified available-for-sale debt securities from accumulated other comprehensive income. Additional drivers included a $3.2 million decrease in the fair value of public equity securities, a $37.8 million decrease in equity securities without a readily determinable fair value, partially offset by a $1.6 million decrease in the fair value of a derivative liability. Loss on financial instruments, net for the year ended March 31, 2023 included a $50.1 million decrease in the fair value of our investment in GWG Holdings’ equity securities partially offset by a $4.6 million decrease in the fair value of a derivative liability and a $10.5 million increase adjustment to private equity securities.
Interest expense increased $10.6 million for the year ended March 31, 2024, compared to the year ended March 31, 2023, which reflects an increase in contractual interest on the ExAlt Loans, driven by the origination of new liquidity transactions and the compounding of effects of paid-in-kind interest, slightly offset by a $4.9 million decrease in interest expense recognized on the Customer ExAlt Trust loan payable, as that loan payable was extinguished in October 2023.
Professional services decreased $1.8 million for the year ended March 31, 2024, compared to the year ended March 31, 2023, which represented decreases in general professional expenses such as legal, audit, consulting, and other professional fees.
Provision for credit losses decreased $13.6 million for the year ended March 31, 2024, compared to the year ended March 31, 2023. Credit losses in the current year related to bad debt expense on miscellaneous receivables. Prior year credit losses represented $12.6 million in credit losses on the investments in L Bonds held by the Customer ExAlt Trusts and $1.2 million in bad debt expense on aged receivables.
Other expenses decreased $3.7 million for the year ended March 31, 2024, compared to the year ended March 31, 2023, due to a decrease in trust administration fees and other expenses principally driven by an decrease in the NAV of the alternative assets held by the Customer ExAlt Trusts.
CORPORATE AND OTHER
Results of Operations — Year Ended March 31, 2024 Compared to the Year Ended March 31, 2023

(in thousands)	Year Ended March 31,
	2024	2023
Revenues
Gain (loss) on financial instrument, net	$(1,937)	$(16,336)
Interest income	447	358
Other income	(3)	86
Total revenues	(1,493)	(15,892)

Expenses
Employee compensation and benefits	56,929	34,781
Interest expense (including amortization of deferred financing costs)	4,744	3,621
Professional services	23,542	28,522
Provision for credit losses	5,762	6,737
Loss on impairment of goodwill	45,117	—
Loss on arbitration	54,973	—
Other expenses	17,609	23,292
Total expenses	208,676	96,953
Operating loss	$(210,169)	$(112,845)
Year Ended March 31, 2024 and 2023
Loss on financial instruments, net decreased $14.4 million for the year ended March 31, 2024, compared to the year ended March 31, 2023, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the year ended March 31, 2024, includes a $0.8 million decrease in the fair value of public equity securities, which consisted of shares of GWG Holdings, a $3.0 million decrease in the fair value of put options held, and a $0.6 million decrease in the fair value of our interests in the GWG Wind Down Trust, offset by a $2.5 million decrease in the fair value of a warrant liability. Loss on investments in securities and options for the year ended March 31, 2023, included a $12.9 million decrease in the fair value of public equity securities combined with a $3.5 million decrease in the fair value of put options held.
Employee compensation and benefits increased $22.1 million for the year ended March 31, 2024, compared to the year ended March 31, 2023. The increase was driven by a $29.0 million increase in equity-based compensation partially offset by a $6.9 million decrease in payroll and other benefit-related costs, primarily driven by lower overall headcount in the current year as compared to the prior year. The increase in equity-based compensation was driven by $9.5 million recognized upon vesting of awards previously subject to a performance condition, which was satisfied by Ben’s public listing in June 2023 and $15.0 million recognized as a result of transactions completed as part of the BCG Recapitalization.
Interest expense, including amortization of deferred financing costs, increased $1.1 million for the year ended March 31, 2024, compared to the year ended March 31, 2023. The increase was primarily due to an increase of $1.1 million in interest expense on other borrowings driven by a higher average outstanding balance due to paid-in-kind interest.
Professional services decreased $5.0 million during the year ended March 31, 2024, compared to the year ended March 31, 2023, primarily due to a decrease in legal fees of approximately the same amount.
Provision for credit losses was $5.8 million for the year ended March 31, 2024, compared to $6.7 million for the year ended March 31, 2023. The current year provision for credit losses relates to miscellaneous note receivables, including interest accrued on the outstanding balances, principally originated during the formation of the company in 2018. The prior period provision represented allowances recorded against receivables under the Shared Services Agreement with GWG Holdings.
During the year ended March 31, 2024, we completed interim impairment tests and an annual impairment test for goodwill and as a result, recorded an aggregate non-cash impairment charge of $45.1 million. The interim impairment tests were triggered by the significant sustained decline in the price of our Class A common stock and related market capitalization since our public listing on June 8, 2023. See—Critical Accounting Estimates below and Note 8 to the Consolidated Financial Statements in “Part 2, Item 8.—Financial Statements” of this Annual Report on Form 10-K for further information.
Loss on arbitration recognized in the current fiscal year relates to an award against the Company for compensatory damages, including pre-judgment interest in a matter pertaining to a former director challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. Interest at 10.5% annually will be due under the arbitrator’s ruling until the awarded amount is resolved.
Other expenses decreased $5.7 million for the year ended March 31, 2024, compared to the year ended March 31, 2023, primarily driven by the recognition of $1.8 million less in lease and direct operating expense related to the Aircraft Sublease (as defined below) combined with a $2.6 million decrease in other insurance and a $0.6 million prior year write-off of internal software.

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
We define adjusted revenue as revenue adjusted to exclude the effect of mark-to-market adjustments on related party equity securities that were acquired both prior to and during the Collateral Swap, which on August 1, 2023, became interests in the GWG Wind Down Trust.
We define adjusted operating income (loss) as operating income (loss), adjusted to exclude the effect of the adjustments to revenue as described above, and credit losses on related party available-for-sale debt securities that were acquired in the Collateral Swap which on August 1, 2023, became interests in the GWG Wind Down Trust, and receivables from a related party that filed for bankruptcy and certain notes receivables originated during our formative transactions, non-cash asset impairment, share-based compensation expense, and legal, professional services, and public relations costs related to the GWG Holdings bankruptcy, lawsuits, a defunct product offering, and certain employee matters, including losses incurred in arbitration with a former director.
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
The following tables set forth a reconciliation of adjusted revenue to revenue and adjusted operating income (loss) to operating income (loss), the most directly comparable U.S. GAAP measures, using data derived from our consolidated financial statements for the periods indicated:

(in thousands)	Year Ended March 31, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$46,947	$24,534	$(97,568)	$(1,493)	$(71,116)	$(98,696)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	66,080	1,377	—	67,457
Adjusted revenues	$46,947	$24,534	$(31,488)	$(116)	$(71,116)	$(31,239)

Operating income (loss)	$(1,810,964)	$(588,811)	$(248,065)	$(210,169)	$209,463	$(2,648,546)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	66,080	1,377	—	67,457
Intersegment provision for credit losses on collateral comprised of interests in GWG Wind Down Trust and formative transaction note receivables	43,907	25,252	—	—	(69,159)	—
Provision for credit losses related to receivables from related party and formative transaction note receivables	—	—	—	5,515	—	5,515
Share-based compensation expense	—	—	—	39,103	—	39,103
Goodwill impairment	1,725,880	583,323	—	45,117	—	2,354,320
Loss on arbitration	—	—	—	54,973	—	54,973
Legal and professional fees(1)	—	—	—	11,370	—	11,370
Defunct product offering costs	—	—	—	—	—	—
Adjusted operating income (loss)	$(41,177)	$19,764	$(181,985)	$(52,714)	$140,304	$(115,808)
(1) Includes legal and professional fees related to GWG Holdings bankruptcy, lawsuits, public relations, and employee matters.

(in thousands)	Year Ended March 31, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$50,819	$29,042	$(89,041)	$(15,892)	$(79,831)	$(104,903)
Mark to market adjustment on equity security of related party	—	—	50,661	12,875	—	63,536
Adjusted revenues	$50,819	$29,042	$(38,380)	$(3,017)	$(79,831)	$(41,367)

Operating income (loss)	$(46,512)	$24,046	$(248,038)	$(112,845)	$130,177	$(253,172)
Mark to market adjustment on equity security of related party	—	—	50,661	12,875	—	63,536
Intersegment provision for credit losses on collateral comprised of related party equity securities and formative transaction note receivables	56,205	—	—	—	(56,205)	—
Provision for credit losses related to available-for-sale debt securities of related party	—	—	12,607	14	—	12,621
Provision for credit losses related to receivables from related party and formative transaction note receivables	—	—	—	6,723	—	6,723
Share-based compensation expense	—	—	—	10,085	—	10,085
Legal and professional fees(1)	—	—	—	12,521	—	12,521
Defunct product offering costs	—	—	—	3,814	—	3,814
Adjusted operating income (loss)	$9,693	$24,046	$(184,770)	$(66,813)	$73,972	$(143,872)
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
As of March 31, 2024, Ben Liquidity’s loan portfolio consisted of ExAlt Loans to the Customer ExAlt Trusts with an aggregate principal amount outstanding of $559.8 million, including accrued interest that has been capitalized on the ExAlt Loans. Ben Liquidity’s ExAlt Loans are structured as loans with a maturity date of 12 years that bear contractual interest at a variable rate or fixed rate that compounds monthly. The ExAlt Loans made prior to December 31, 2020 have a variable interest rate established off of a base rate of 14%, and ExAlt Loans made on or after December 31, 2020 have a variable interest rate established off a base rate of 10% or a fixed rate of 5%. Ben Liquidity may make ExAlt Loans in the future with a variable interest rate established off of different base rates. Since the Customer ExAlt Trusts are consolidated, the ExAlt Loans and related interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts are eliminated in the presentation of our consolidated financial statements; however, such amounts directly impact the income (loss) allocable to Ben’s or BCH’s equity holders.
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
The Customer ExAlt Trusts held interests in alternative assets with a NAV of $293.9 million and $385.9 million as of March 31, 2024 and 2023, respectively. As of March 31, 2024, the Customer ExAlt Trusts’ portfolio had exposure to 257 professionally managed alternative investment funds, comprised of 901 underlying investments, 91 percent of which are investments in private companies. Additionally, the Customer ExAlt Trusts directly hold investments in debt and equity securities. The aggregate value of these investments was $35.2 million and $106.0 million as of March 31, 2024 and 2023, respectively.
The following sections provide more detailed information for Ben Liquidity’s loan portfolio and related allowance for credit losses and the Customer ExAlt Trusts’ investments in alternative assets and other equity and debt securities.

Ben Liquidity
Loans Receivable
The following table provides the carrying value of the loan portfolio by collateral type and classification (in thousands):

	March 31, 2024	March 31, 2023
Loans collateralized by interests in alternative assets	$394,328	$330,484
Loans collateralized by debt and equity securities	165,430	165,405
Total loans receivable	$559,758	$495,889
Allowance for credit losses	(303,574)	(129,129)
Total loans receivable, net	$256,184	$366,760
The following table provides certain information concerning our loan portfolio by collateral type and maturity as of March 31, 2024 (dollars in thousands):

	Original Principal	Interest Accrued	Aggregate Payments	Outstanding Balance(1)	Allowance	Carrying Value
Loans collateralized by interests in alternative assets
After 5 Years Within 10 Years	$587,626	$297,721	$(397,953)	$336,333	$150,014	$186,319
After 10 Years	58,526	4,145	(4,675)	57,996	18,075	39,921
Loans collateralized by debt and equity securities
After 5 Years Within 10 Years	187,938	125,812	(29,863)	165,332	135,392	29,940
After 10 Years	187	6	(95)	97	93	4
Total	$834,277	$427,684	$(432,586)	$559,758	$303,574	$256,184
(1) This balance includes $269.6 million in unamortized discounts as of March 31, 2024.
Loan to Value Ratio
The loan to value ratio is calculated as the carrying value of loans receivable after any allowance for credit losses over the Collateral Value of the loan portfolio. The value of the Collateral (the “Collateral Value”) is defined as the mutual beneficial interest of the respective Customer ExAlt Trust, which we refer to as the “Collective Trust” that is owned by the Customer ExAlt Trust, which we refer to as the “Funding Trust,” that borrows from Ben Liquidity. The Collateral Value is derived from the expected cash flows from the various alternative assets held by other trusts included within the Customer ExAlt Trust structure. The Collateral is valued using industry standard valuation models which includes assumptions related to (i) equity market risk premiums, (ii) alternative asset beta to public equities, (iii) NAVs, (iv) volatilities, (v) distribution rates, and (vi) market discount rates. The fair value of the mutual beneficial interests collateralizing the loan portfolio as of March 31, 2024 and 2023, is estimated at $292.7 million and $393.4 million, respectively.
The loan to value ratio for the entire loan portfolio was 0.88 and 0.93 as of March 31, 2024 and 2023, respectively. The decrease in the loan to value ratio from March 31, 2023 to March 31, 2024 was driven by an increase in the allowance for credit losses, which is partially a result of the adoption of CECL, effective April 1, 2023 and partially a result of additional allowances to account for further credit deterioration during the current year.
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
Ben uses the discounted cash flow (“DCF”) method to estimate expected credit losses for the loan portfolio. Ben generates cash flow projections at the loan level wherein payment expectations are adjusted for changes in market risk premiums, risk free rate, NAV growth rate, and discount rate. The inputs are based on historical data from Preqin and adjusted, if necessary, based on the reasonable and supportable forecast of economic conditions. To adjust, management utilizes externally developed forward-looking macroeconomic factors as indicators of future expected cash flows: S&P 500 Index data and US 3-Month Treasury. The economic forecasts are applied over the cashflow projection period.
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
Prior to the adoption of Accounting Standards Update (“ASU”) 2016-13, the allowance for credit losses was a valuation allowance for probable incurred credit losses in the loan portfolio. Management’s determination of the allowance was based upon an evaluation of the loan portfolio, impaired loans, economic conditions, volume, growth and composition of the collateral to the loan portfolio, and other risks inherent in the portfolio. Management individually reviewed all ExAlt Loans due to the low volume and non-homogenous nature of the current portfolio. Management relied heavily on statistical analysis, current NAV or fair value of the investments, and distribution performance of the underlying alternative asset and industry trends related to alternative asset investments to estimate losses. Management evaluated the adequacy of the allowance by reviewing relevant internal and external factors that affect credit quality. The cash flows generated from the alternative asset interests or other types of investments held by the Customer ExAlt Trusts supporting the collateral are the sole source of repayment of the ExAlt Loans and related interest. Ben recognized any charge-off in the period in which it is confirmed. Therefore, impaired ExAlt Loans were written down to their estimated net present value.
The following table provides the allowance for credit losses recognized by Ben Liquidity and Ben Custody by collateral type and by classification (in thousands):

	March 31, 2024	March 31, 2023
Loans collateralized by interests in alternative assets	$168,089	$32,632
Loans collateralized by interest in debt and equity securities	135,485	96,497
Total allowance for credit losses	$303,574	$129,129

The following tables provide a rollforward of the allowance for credit losses recognized by Ben Liquidity and Ben Custody by collateral type (in thousands):

	Year Ended March 31, 2024		Year Ended March 31, 2023
	Alternative Assets	Debt & Equity Securities	Alternative Assets	Debt & Equity Securities
Beginning balance	$32,632	$96,497	$9,275	$39,105
Impact of the adoption of CECL	52,554	8,536	—	—
Provision for loan losses	82,903	30,452	23,357	57,392
Ending balance	$168,089	$135,485	$32,632	$96,497

Credit Quality
The following tables presents certain credit quality metrics (in thousands):

	March 31, 2024	March 31, 2023
Loans collateralized by alternative assets
Period-end loans	$394,328	$330,484
Nonperforming loans	$126,607	$37,237
Allowance for credit losses(1)	$168,089	$32,632
Allowance/loans(1)	42.63%	9.87%
Nonperforming loans/loans	32.11%	11.27%
Allowance to nonperforming loans(1)	1.33x	0.88x

Loans collateralized by debt and equity securities
Period-end loans	$165,430	$165,405
Nonperforming loans(2)	$120,845	$146,379
Allowance for credit losses	$135,485	$96,497
Allowance/loans	81.90%	58.34%
Nonperforming loans/loans	73.05%	88.50%
Allowance to nonperforming loans	1.12x	0.66x

Consolidated
Period-end loans	$559,758	$495,889
Nonperforming loans(2)	$247,452	$183,616
Allowance for credit losses(1)	$303,574	$129,129
Allowance/loans(1)	54.23%	26.04%
Nonperforming loans/loans	44.21%	37.03%
Allowance to nonperforming loans(1)	1.23x	0.70x
(1) The increase from March 31, 2023 to March 31, 2024 was primarily driven by the CECL adoption impact combined with a decline in the collateral value.
(2) The nonperforming loans collateralized by interests in GWG or the GWG Wind Down Trust was $145.9 million as of March 31, 2024 and 2023.

Customer ExAlt Trusts — Alternative Asset Portfolio
The portfolio of alternative assets held by the Customer ExAlt Trusts covers the following industry sectors and geographic regions for the periods shown below (dollar amounts in thousands):

	March 31, 2024		March 31, 2023
Industry Sector	Value	Percent of Total	Value	Percent of Total
Software and Services	$42,908	14.6%	$54,944	14.2%
Food and Staples Retailing	41,721	14.2	38,210	9.9
Diversified Financials	30,297	10.3	52,544	13.6
Utilities	28,768	9.8	28,043	7.3
Capital Goods	23,146	7.9	27,707	7.2
Energy	19,930	6.8	26,721	6.9
Health Care Equipment and Services	16,520	5.6	23,626	6.1
Semiconductors and Semiconductor Equipment	16,144	5.5	17,935	4.6
Other(1)	74,482	25.3	116,121	30.2
Total	$293,916	100.0%	$385,851	100.0%

(1)	Industries in this category each comprise less than 5 percent.

	March 31, 2024		March 31, 2023
Geography	Value	Percent of Total	Value	Percent of Total
North America	$164,205	55.9%	$239,951	62.2%
Asia	49,385	16.8	62,016	16.1
South America	43,543	14.8	41,423	10.7
Europe	35,870	12.2	38,874	10.1
Africa	913	0.3	3,587	0.9
Total	$293,916	100.0%	$385,851	100.0%
Certain prior year items have been reclassified to conform with current year presentation.
Assets in the portfolio consist primarily of interests in alternative investment vehicles (also referred to as “funds”) that are managed by a group of U.S. and non-U.S. based alternative asset management firms that invest in a variety of financial markets and utilize a variety of investment strategies. The vintages of the funds in the portfolio as of March 31, 2024 ranged from 1993 to 2024.
As Ben Liquidity originates additional ExAlt Loans, it monitors the diversity of the portfolio of alternative assets held by the Customer ExAlt Trusts through the use of concentration guidelines. These guidelines were established, and are periodically updated, through a data driven approach based on asset type, fund manager, vintage of fund, industry segment and geography to manage portfolio risk. Ben Liquidity refers to these guidelines when making decisions about new financing opportunities; however, these guidelines do not restrict Ben Liquidity from entering into financing opportunities that would result in Ben Liquidity having exposure outside of its concentration guidelines. In addition, changes to the portfolio of alternative assets held by the Customer ExAlt Trusts may lag changes to the concentration guidelines. As such, the portfolio of alternative assets held by the Customer ExAlt Trusts may, at any given time, have exposures that are outside of Ben Liquidity’s concentration guidelines to reflect, among other things, attractive financing opportunities, limited availability of assets, or other business reasons. Given our operating history of relatively few transactions at significant NAV, the portfolio as of March 31, 2024 had exposure to certain alternative investment vehicles and investments in private companies that were outside of those guidelines.
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

Industry sector is based on Global Industry Classification Standard (GICS®) Level 2 classification (also known as “Industry Group”) of companies held in the portfolio by funds or directly, subject to certain adjustments by us. “Other” classification is not a GICS® classification. “Other” classification reflects companies in the GICS® classification categories of Consumer Durables & Apparel, N/A, Materials, Food, Beverage & Tobacco, Household & Personal Products, Technology Hardware & Equipment, and Commercial & Professional Services. “N/A” includes investments assets that we have determined do not have an applicable GICS® Level 2 classification, such as Net Other Assets and investments that are not operating companies.
Geography reflects classifications determined by us based on each underlying investment.
Cash Flow
The following table presents a summary of cash flows from operating, investing and financing activities for periods presented below (dollars in thousands):

	Year Ended March 31,
	2024	2023
Net cash used in operating activities	$(58,216)	$(95,118)
Net cash provided by investing activities	44,057	63,017
Net cash provided by (used in) financing activities	12,591	(34,459)
Net increase (decrease) in cash and cash equivalents, and restricted cash	$(1,568)	$(66,560)
Years Ended March 31, 2024 and 2023
Net cash used in operating activities was $58.2 million for the year ended March 31, 2024, largely driven by working capital requirements, including employee compensation and benefits and professional services. Net cash provided by investing activities was $44.1 million for the year ended March 31, 2024, primarily driven by $46.3 million of distributions received as return of investments in alternative assets combined with proceeds from sale of put options slightly offset by purchases of premises and equipment and investments in alternative assets. Net cash provided in financing activities was $12.6 million for the year ended March 31, 2024, largely driven by proceeds from the HH-BDH Credit Agreement and equity sales under the equity purchase agreement, offset by debt payments, redemptions of preferred equity securities, payments of deferred equity costs, and the net impact of the de-SPAC merger transaction.
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
Liquidity and Capital Resources
As of March 31, 2024 and 2023, we had $7.9 million and $8.7 million, respectively, in combined available unrestricted cash and cash equivalents.
Our business is capital intensive, and we generated net losses for the fiscal years ended March 31, 2024 and 2023, of $2.7 billion and $252.1 million, respectively, which have resulted in an accumulated deficit of $2.1 billion as of March 31, 2024. In April 2024, $55 million in compensatory damages was assessed against the Company during a private arbitration.
We currently finance our business through a combination of cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio, receipt of fees for performing trust services, dividends and interest on investments, debt offerings, and equity offerings, including under the SEPA, and sales of loans extended to the Customer ExAlt Trusts. We have traditionally used proceeds from these sources for cash obligations arising from our initial capitalization and formative transactions, funding liquidity transactions and potential unfunded capital commitments, working capital, debt service payments, and costs associated with potential future products. BFF is also required to maintain sufficient regulatory capital due to its Kansas charter, though such amount is not significant.
The ability of Ben, BCH, and our operating subsidiaries to access the cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio is limited by the terms of the ExAlt Loans from Ben Liquidity to the Customer ExAlt Trusts.

Historically, Ben Liquidity has elected to capitalize interest that accrues on the ExAlt Loans and only receives payments on the ExAlt Loans, at the discretion of the applicable trustee, following the Customer ExAlt Trusts’ receipt of cash distributions on their alternative asset portfolio. The trustee of the Customer ExAlt Trusts intends to make principal payments on the ExAlt Loans out of the proceeds of the distributions from the alternative assets. To the extent the Customer ExAlt Trusts do not receive distributions, such as if the managers of the professionally managed funds comprising the alternative assets determine to delay distributions or transactions that would result in the distributions to its limited partners, the Customer ExAlt Trusts’ ability to repay the ExAlt Loans, and therefore, Ben Liquidity’s ability to receive principal and interest payments in cash may be adversely impacted. During the year ended March 31, 2024, largely as a result of macro-economic conditions, the Customer ExAlt Trusts received fewer distributions from their alternative assets than was originally anticipated, which adversely impacted the Customer ExAlt Trusts’ ability to repay the ExAlt Loans and our liquidity. Such conditions have continued into the first quarter of fiscal 2025 and are expected to continue throughout the remainder of fiscal year 2025.
We expect that the Company will require additional capital by issuing additional debt or equity to satisfy our obligations and fund our operations for the next twelve months, especially in light of the $55 million arbitration award against the Company. We continue to work with the claimant in the arbitration on settlement terms that could reduce the potential near term cash obligations associated with the arbitration. We continue to explore raising additional capital through a combination of debt financing and/or equity financing to supplement the Company’s capitalization and liquidity. If and as we raise additional funds by incurring loans or by issuing debt securities or preferred stock, these forms of financing have rights, preferences, and privileges senior to those of holders of our Common Stock. The availability and the terms under which we are able to raise additional capital could be disadvantageous, and the terms of debt financing and/or equity financing could place significant restrictions on our operations. Macroeconomic conditions and credit markets are also impacting the availability and cost of potential future debt financing. As we raise capital through the issuance of additional equity, such sales and issuance has and will continue to dilute the ownership interests of the existing holders of Common Stock. There can be no assurances that any additional debt and/or equity financing would be available to us on favorable terms or at all. We expect to continue to incur net losses, comprehensive losses and negative cash flows from operating activities until we meet a certain scale of operations.
As of the date of this Annual report on Form 10-K, we believe that our anticipated operating cash flows, proceeds on ExAlt Loan payments and fee income derived from distributions on investments held by the Customer ExAlt Trusts or other investments held by Ben, and additional sources of liquidity, are not sufficient to meet our contractual obligations over the next 12 months. While we may refinance some or all of the existing borrowings due prior to their maturity, with either our current lenders or other lenders, continue to seek opportunities to reduce corporate overhead, and intend to raise capital through equity or debt investments in us by third parties, including through the SEPA, we cannot conclude these are probable of being implemented or, if probable of being implemented, being in sufficient enough amounts to satisfy our contractual amounts as they presently exist that are coming due over the next 12 months as of the date of such filing, especially in light of the $55 million arbitration award against the Company.
As further discussed in other sections of this Annual Report on Form 10-K, on June 27, 2023, we entered into the SEPA with Yorkville, whereby we have the right, but not the obligation, to sell to Yorkville up to $250.0 million of shares of the Company’s Class A common stock. As of the date of this Annual Report on Form 10-K, the Company had offered and sold 503,827 shares of Class A common stock to the Yorkville Investor pursuant to the SEPA for net proceeds of approximately $3.7 million. On June 20, 2024, the Company obtained stockholder approval pursuant to Nasdaq Listing Rule 5635(d) for the issuance of shares of Class A common stock to the Yorkville in excess of the Exchange Cap. As a result, the Company may issue up to an aggregate of approximately $246.3 million worth of shares of Class A common stock following registration with the SEC. The issuance of additional shares of Class A common stock under the SEPA will dilute the percentage ownership interest of all stockholders, could dilute the book value per share of the Class A common stock and will increase the number of the Company’s outstanding shares, which could cause the market price of our Class A common stock to decrease. Additionally, the decision regarding future sale of shares, including those under the SEPA, is subject to market conditions, such as trading volume, price of our Class A Common Stock and other factors beyond our control.
As more fully described below in the section titled, “Recent Debt Financings”, on October 19, 2023, we entered into a three-year $25.0 million term loan with HH-BDH, which was fully drawn upon closing and, the proceeds of which were used to repay certain outstanding obligations, fund development of our products, and provide additional working capital. The HH-BDH Credit Agreement contains certain financial maintenance covenants, including a debt service coverage ratio. If any of these limitations were to materially impede the flow of cash to us, our ability to service and repay our debt would be materially and adversely affected. Notwithstanding the receipt of the proceeds of the borrowings made under the HH-BDH Credit Agreement, to the extent the Company continues to receive cash distributions that are less than previously projected amounts from its alternative assets, the Company will require additional capital to fund and grow its operations.
We may not be able to refinance our indebtedness or obtain additional financing on terms favorable to the Company, or at all. To the extent that Ben or its subsidiaries raise additional capital through the future sale of equity or debt, the ownership interest of our existing equity holders may be diluted. The terms of these future equity or debt securities may include liquidation or other preferences that adversely affect the rights of our existing equity unitholders or involve negative covenants that restrict Ben’s ability to take specific actions, such as incurring additional debt or making additional investments in growing the operations of the Company. If Ben defaults on these borrowings, then the Company will be required to either (i) sell participation or other interests in our loans or other of our assets or (ii) to raise additional capital through the sale of equity and the ownership interest of our equity holders may be diluted. Further, given the number of shares of Class A common stock eligible for resale as a result of various registration statements we have filed with the SEC as well as the shares of Class A common stock under the Forward Purchase Agreement, our stock price may be further depressed as a result of significant sales of our securities, which could adversely affect our ability to raise equity capital on favorable terms or at all. In addition, because the $920.00 exercise price per share of the Warrants substantially exceeds the current trading price per share of our Class A common stock ($5.36 per share as of March 31, 2024), there is no assurance that the Warrants will be in the money prior to their expiration and it is unlikely that the Warrant holders will be able to exercise such Warrants in the near future, if at all. Accordingly, we are unlikely to receive any proceeds from the exercise of the Warrants in the near future, if at all, and the Warrants may not provide any additional capital. In considering our capital requirements and sources of liquidity, we have not assumed or relied on the receipt of proceeds from the exercise of Warrants. As a result of the foregoing, we may require additional capital resources to execute strategic initiatives to grow our business.
We will utilize our cash flows toward our contractual obligations, to invest in our business, including new product initiatives and growth strategies, including any potential acquisitions, and, if determined by our Board, to pay dividends to our equity holders, including guaranteed payments on certain of BCH’s preferred equity securities, and to fund tax distributions for certain noncontrolling interest holders. Our ability to fund these capital needs will depend on our ongoing ability to generate cash from operations and via the capital markets. We are continuing to evaluate the impact of the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and other items, such as inflation and rising interest rates, and assess the impact on financial markets and our business. The Company’s future results may be adversely affected by slowdowns in fundraising activity and the pace of new liquidity transactions with our customers due to such events.
While we have concluded that there is substantial doubt about our ability to continue as a going concern, our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty related to the Company’s ability to continue as a going concern.
Capital expenditures have historically not been material and we do not anticipate making material capital expenditures through the remainder of fiscal year 2025.
Equity Issuances
On December 1, 2022, Ben Liquidity entered into agreements to finance liquidity transactions with respect to alternative assets with a NAV of approximately $5.3 million as of the date of the financing agreement. Pursuant to such transactions, the Customer ExAlt Trusts agreed to acquire the alternative assets, and in exchange for the alternative assets, the customers agreed to receive units at a price of $800.00 of NAV per unit (calculated as of December 1, 2022), with each unit consisting of (i) one share of Class A common stock and (ii) one-fourth (1/4) of a warrant to purchase one share of Class A common stock at an exercise price of $920.00 per share. Such transactions closed in connection with the closing of the Business Combination, and the Company issued the investor 6,625 shares of Class A common stock and 1,657 Warrants.
On June 8, 2023, we issued 2,532 shares of Class A common stock to ACE Portal, Inc. in exchange for its BCH Class S Ordinary Units. Furthermore, we issued 2,526 shares of Class A common stock to an unrelated individual in exchange for his BCH Class S Ordinary Units. Such BCH Class S Ordinary Units held by ACE Portal, Inc. and such individual converted into shares of Class A common stock on a one-to-one basis pursuant to the terms of the Exchange Agreement and the BCH A&R LPA.
On June 27, 2023, we issued 3,432 shares of our Class A common stock to Maxim Group LLC pursuant to a Settlement and Release Agreement dated June 7, 2023, entered into in connection with the Business Combination.
On July 10, 2023, we issued 5,703 shares of Class A common stock to Yorkville pursuant to the SEPA.
On August 22, 2023, we issued 36,473 shares of Class A common stock at a price per share of $183.20 in connection with the July 26, 2023 liquidity transaction mentioned above.
On October 3, 2023, 3,768,995 shares of Series B-1 preferred stock converted into 172,574 shares of Class A common stock.

On each of October 2, 2023 and October 4, 2023, Yorkville purchased 250, and 6,250 shares of Class A common stock for $191.41 and $101.24 per share, respectively, pursuant to the terms of the SEPA.
On each of February 26, 2024 and March 11, 2024, Yorkville purchased 8,938 and 33,379 shares of Class A common stock for $15.52 and $14.90 per share, respectively, pursuant to the terms of the SEPA.
On April 9, 2024 and June 21, 2024, respectively, we issued 11,354 shares and 3,431 shares of Class A common stock to a consultant of the Company.
On each of May 3, 2024, May 6, 2024, May 7, 2024, May 13, 2024 and June 12, 2024, Yorkville, purchased 200,000; 74,260; 14,053; 60,994 and 100,000 shares of Class A common stock for prices of $7.18, $5.82, $5.82, $4.85 and $3.09 per share pursuant to the terms of the SEPA.
On May 9, 2024, we issued 114,343 shares of Class A common stock to a vendor of the Company.
Conversion of BCH Preferred Series C-1
Pursuant to the UPA, on July 10, 2023, the BCH Preferred C-1 Unit Accounts automatically converted into 550,510 shares of Class A common stock at approximately $372.80 per share, which represents the volume-weighted average trading price of the Class A common stock for the 20 trading days following the closing of the Business Combination.
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
On February 15, 2023, Ben executed those certain Amendment No. 5 to Second Amended and Restated Credit Agreement and Consent and Amendment No. 5 to Second Amended and Restated Second Lien Credit Agreement with HCLP, pursuant to which, as required by the prior amendment, certain Ben subsidiaries became subsidiary guarantors and entered into those certain Amended and Restated Security and Pledge Agreement (First Lien) and Amended and Restated Security and Pledge Agreement (Second Lien), that certain first lien Guaranty and that certain second lien Guaranty.
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
On July 12, 2023, BCH, entered into (a) that certain Amendment No. 7 to the First Lien Amendment, which amended the First Lien Credit Agreement, and (b) that certain Amendment No. 7 to Second Lien Amendment (together with the First Lien Amendment, the “Seventh Amendments”), which amended the Second Lien Credit Agreement, each among BCH, HCLP and the other parties thereto. Among other things, the Seventh Amendments (i) modified the interest rate to a fixed rate of 9.5% (ii) extended the maturity dates of the First Lien Amendment and the Second Lien Amendment to September 15, 2024 and September 15, 2027, respectively, and (iii) agreed to installment payments on the First Lien Amendment of $5.0 million on each of March 29th, June 28th, September 29th, and December 29th of each year for so long as the obligations remain outstanding, and so long as such payments do not cause a going concern. No payments will be made on the Second Lien Amendment until the obligations on the First Lien Amendment have been fully satisfied. Ben agreed to pay fees totaling approximately $0.1 million. During the years ended March 31, 2024 and 2023, no deferred financing costs were paid to HCLP. Through March 31, 2024, all required principal and interest payments due under the Second A&R Agreements have been paid.

In connection with the Second A&R Agreements, Beneficient Holdings, Inc. (“BHI”), which is owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee, and Mr. Heppner and his family are the beneficiaries, owns a majority of the BCH Class S Ordinary Units, Class S Preferred Units of BCH (“BCH Class S Preferred Units”), BCH Preferred A-0 Unit Accounts, Preferred Series A Subclass 1 Unit Accounts of BCH (“BCH Preferred A-1 Unit Accounts”), and Subclass 1 FLP Unit Accounts of BCH (“BCH FLP-1 Unit Accounts”), and Subclass 3 FLP Unit Accounts of BCH (“BCH FLP-3 Unit Accounts”), will grant certain tax-related concessions to HCLP as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5% of BCH Preferred A-1 Unit Accounts held by BHI, which will be held by HCLP, may convert to BCH Preferred A-0 Unit Accounts. In addition, recipients of a grant of BCH Preferred A-1 Unit Accounts from BHI will have the right to put an amount of BCH Preferred A-1 Unit Accounts to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred A-1 Unit Accounts from BHI. No such liability existed as of March 31, 2024 or 2023.
The Second A&R Agreements and ancillary documents contain covenants that (i) prevent Ben from issuing any securities senior to the BCH Preferred A-0 Unit Accounts or BCH Preferred A-1 Unit Accounts; (ii) prevent Ben from incurring additional debt or borrowings greater than $10.0 million, other than trade payable, while the loans are outstanding; and (iii) prevent, without the written consent of HCLP, GWG from selling, transferring, or otherwise disposing of any BCH Preferred A-1 Unit Accounts held as of May 15, 2020, other than to its subsidiary GWG DLP Funding V, LLC. Ben obtained consents for the Second A&R Agreements from HCLP in connection with the HH-BDH Credit Agreement (discussed below). As of March 31, 2024, the Company was in compliance with all covenants.
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

Unfunded Capital Commitments
The Customer ExAlt Trusts had $47.8 million and $61.1 million of potential gross capital commitments as of March 31, 2024 and 2023, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The trust holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by the associated trusts within the ExAlt PlanTM created at the origination of each trust for up to $0.1 million. To the extent that the associated Customer ExAlt Trust cannot pay the capital funding commitment, Ben is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Ben to the Customer ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves held by the associated Customer ExAlt Trusts are added to the ExAlt Loan balance between Ben and the Customer ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. The majority, or 90%, of our portfolio with an unfunded commitment has a vintage of 2012 and prior. As the vintages continue to age, a cash requirement becomes less likely. We consider the creditworthiness of the investment on a case-by-case basis. As of March 31, 2024 and 2023, there were no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.
Dependence on Related Party Transactions
In the ordinary course of business, we depend on certain transactions with related parties. For example, as discussed above, Ben, through its subsidiaries, is a party to the Second A&R Agreements with HCLP. HCLP is an indirect subsidiary of Highland Consolidated, L.P. Ben’s CEO is a beneficiary and trust investment advisor of the trusts that control, and are the partners of, Highland Consolidated, L.P. As of March 31, 2024, we had approximately $94.8 million (including an unamortized premium thereon) of debt outstanding derived from BCH’s secured loans with HCLP. In addition, unpaid interest of $9.5 million was accrued and owed as of March 31, 2024.
Additionally, effective October 19, 2023, Ben, through its subsidiaries, is a party to the $25.0 million HH-BDH Credit Agreement with HH-BDH. HH-BDH’s sole member is Hicks Holdings whose managing member is a member of our Board. As of March 31, 2024, we had approximately $23.5 million (including an unamortized discount thereon) of debt outstanding derived from the term loan with HH-BDH.
Furthermore, Ben and BCH are parties to a Services Agreement with Bradley Capital Company, L.L.C. (“Bradley Capital”) and Beneficient Management Counselors, L.L.C. effective June 1, 2017. Effective as of January 1, 2022, the parties entered into the First Amended and Restated Services Agreement and effective June 7, 2023, the parties entered into the Second Amended and Restated Services Agreement (the “Services Agreement”). Bradley Capital is an entity associated with Ben’s CEO. During the years ended March 31, 2024 and 2023, Ben recognized expenses totaling $2.7 million and $2.6 million related to this services agreement, respectively. As of March 31, 2024 and 2023, $2.7 million and $3.6 million, respectively, was owed to Bradley Capital related to the Services Agreement.
As reported on a Schedule 13G/A filed by the GWG Wind Down Trust on April 17, 2024, as of such date, the GWG Wind Down Trust held approximately 60% of the Class A common stock.
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
Material estimates that are particularly susceptible to change, in the near term, relate to the fair value determination of investments in alternative assets held by the Customer ExAlt Trusts, the determination of the allowance for credit losses, principally relevant as an input to the allocation of income (loss) to Ben’s and BCH’s equity holders, the allocation of income (loss) to Ben’s and BCH’s equity holders, evaluation of potential loss contingencies principally related to ongoing legal matters, and evaluation of potential impairment of goodwill and other intangibles. A description of the estimates that involve a significant level of estimation uncertainty and that we believe have had or are reasonably likely to have a material impact on the financial condition and results of operations of our Company is set forth below.
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
Allowances for Credit Losses
The allowance for credit losses related to the ExAlt Loans, which is eliminated in consolidation, is an input to Ben’s and BCH’s allocation of income (loss) to equity holders of Ben and BCH. Allocation of income (loss) to equity holders of Ben and BCH is discussed in more detail below.
On April 1, 2023, we adopted CECL, which requires an estimate of the credit losses expected over the life of a loan (or pool of loans). It replaced the incurred loss approach’s threshold that required the recognition of a credit loss when it was probable that a loss event was incurred. The allowance for credit losses is a valuation account that is deducted from, or added to, the loans’ amortized cost basis to present the net, lifetime amount expected to be collected on the loans. Credit losses are charged off against the allowance when management believes a loan balance is confirmed to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management analyzes the loans individually as the loans do not have similar risk characteristics.
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
Ben uses the DCF method to estimate expected credit losses for the loan portfolio. Ben generates cash flow projections at the loan level wherein payment expectations are adjusted for changes in market risk premiums, risk free rate, NAV growth rate, and discount rate. The inputs are based on historical data from Preqin and adjusted, if necessary, based on the reasonable and supportable forecast of economic conditions. To adjust, management utilizes externally developed forward-looking macroeconomic factors as indicators of future expected cash flows: S&P500 Index data and US 3-Month Treasury. The economic forecasts are applied over the cash flow projection period.
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
As of March 31, 2024, the allowance for credit losses calculation incorporated a reasonable and supportable forecast period to account for economic conditions utilized in the measurement. The quantitative model for March 31, 2024 utilized an economic forecast sourced from reputable third parties that reflected a US Equity market growth rate of 5.0% and Treasury rate of 3.4% during the forecast period. Key assumptions utilized in the CECL calculation include NAV of the underlying collateral, reasonable and supportable forecast period, and discounted cash flow inputs including economic forecast data. Key assumptions are reviewed and approved on a quarterly basis.
For purposes of determining income allocations to Ben’s and BCH’s equity holders, interest income is adjusted for any allowance for credit losses on the ExAlt Loans, which was approximately $113.4 million and $80.7 million for the years ended March 31, 2024 and 2023, respectively. In addition, during the year ended March 31, 2024, the Company recorded additional loan losses related to fee receivables of $25.5 million and other miscellaneous note receivables of $6.0 million.
Income (Loss) Allocation
The consolidated financial statements reflect the assets, liabilities, revenues, expenses, investment income and cash flows of Ben, including the Customer ExAlt Trusts that hold the collateral for the ExAlt Loans, on a gross basis, and a portion of the economic interests of certain of the Customer ExAlt Trusts, held by the residual beneficiaries, are attributed to noncontrolling interests in the accompanying consolidated financial statements. Interest income earned by Ben Liquidity and certain fees earned by Ben Custody from the Customer ExAlt Trusts are eliminated solely for financial reporting purposes in consolidation. However, because the eliminated amounts are earned from, and funded by, noncontrolling interests, equity holders of Ben’s or BCH’s attributable share of the net income from the Customer ExAlt Trusts is increased by the amounts eliminated. Accordingly, the elimination in consolidation of interest income and certain fee revenue has no effect on net income (loss) attributable to Ben, BCH or to Ben’s and BCH’s equity holders.
For purposes of income allocation to equity holders of Ben or BCH, interest income is generally comprised of contractual interest, interest recognized on certain of the ExAlt Loans through the effective yield method, and an amortized discount that is recognized ratably over the life of the ExAlt Loan. Contractual interest income compounds monthly. Upfront fees are deferred upon receipt and are recognized ratably over the period of benefit, which is generally consistent with estimated expected life of LiquidTrusts (typically seven to ten years). Fees are recognized monthly based upon the NAV at the beginning of the quarter (in advance) plus any remaining unfunded capital commitments and the applicable fee rate of the account as outlined in the agreement.
Contingencies
We have been, and may in the future be, involved in legal proceedings and government investigations, which are subject to significant uncertainty. We record an estimated loss for a contingency, including legal proceedings and government investigations, in our consolidated financial statements for these matters as a charge to income when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates each accounting period as additional information becomes known and adjusts the loss provision when appropriate. In determining whether a loss should be recorded or adjusted, management evaluates several factors, including advice from outside legal counsel, in order to estimate the likelihood of an unfavorable outcome and to make a reasonable estimate of the amount of loss or range of reasonably possible loss. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, we disclose the loss contingency and an estimate of possible loss or range of loss (unless such an estimate cannot be made). Changes in these factors could have a material impact on our financial position, results of operations and operating cash flows for any particular quarter or year. We do not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. Refer to Note 20, Commitments and Contingencies, for further information.
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

Interim Impairment Tests
Subsequent to the public listing on June 8, 2023 through March 31, 2024, the Company has experienced a significant sustained decline in the price of its Class A common stock and its related market capitalization. We believe that these factors indicated that the fair value of our reporting units had more likely than not fallen below their carrying values during each of the fiscal quarters of 2024. As such, management performed interim impairment tests of goodwill as of June 30, 2023, September 30, 2023, December 31, 2023 and March 31, 2024, which resulted in the Company recognizing a non-cash impairment of goodwill in the consolidated statements of comprehensive income (loss) totaling $1.1 billion, $306.7 million, $883.2 million and $68.1 million during the quarters ended June 30, 2023, September 30, 2023, December 31, 2023, and March 31, 2024, respectively, related to the Ben Liquidity, Ben Custody, and Ben Insurance reporting units. Cumulatively during fiscal 2024, non-cash impairment of goodwill totaled $2.4 billion.
The Company computed the fair value of each reporting unit by computing the overall enterprise value of the Company by valuing its various equity instruments, primarily based on the quoted market price of the Class A common stock price. The overall enterprise value was allocated to each reporting unit using the discounted cash flow method to estimate the relative value of each reporting unit based on their future cash flows using a multi-year forecast, and a terminal value calculated using a long-term growth rate that was informed based on our industry, analyst reports of a public company peer set, current and expected future economic conditions and management expectations. The discount rate used to discount these future cash flows was determined using a capital asset pricing model based on the market value of equity of a public company peer set, adjusted for risk characteristics and expectations specific to the reporting unit, combined with an assessment of the cost of debt.
The discount rates used for each reporting unit ranged from: 24.8% to 25.6% for June 30, 2023; from 25.3% to 26.2% for September 30, 2023; from 26.3% to 27.2% for December 31, 2023; and from 28.0% to 29.3% for March 31, 2024. The Company applied a terminal year long-term growth rate of 3.0% for each reporting unit during each of the interim impairment assessments. Remaining goodwill at March 31, 2024 relates to Ben Custody and Ben Markets. There was no excess of reporting unit fair value over carrying value for Ben Custody or Ben Markets as of March 31, 2024.
Annual Impairment Tests
The Company conducts its annual impairment test on January 1 of each fiscal year.
For its annual impairment test for 2024, since the Company performed an interim impairment test as of December 31, 2023, no additional impairment test was necessary as of January 1, 2024. See description above discussion of the December 31, 2023 goodwill impairment testing.
For its annual impairment test for 2023, the Company used a linear interpolation method to estimate the enterprise value between two valuation dates, which were each valued using third-party market transactions involving the Company’s equity securities. The significant assumptions used in these two approaches include growth rates and the weighted-average cost of capital used to discount future cash flows. The Company believes that the linear interpolation methodology provides the most reasonable basis for the valuation of its enterprise value because the Company did not identify any significant events that occurred during the intervening periods that would have caused a material change in fair value.
For the annual impairment test for the year ended March 31, 2023, the annual goodwill impairment analysis did not result in any impairment charges for any reporting unit since the results of the annual test indicated that the estimated fair values of each reporting unit exceeded their carrying values.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company” as defined by applicable SEC rules and regulations, the Company is not required to provide the information required by this Item.

ITEM 8 — CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Beneficient
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Beneficient (the “Company”) as of March 31, 2024 and 2023, and the related consolidated statements of comprehensive income (loss), changes in equity (deficit), and cash flows for the years ended March 31, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended March 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) (“CECL”), as of April 1, 2023. Our opinion is not modified with respect to this matter.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring net losses, liquidity constraints and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Weaver and Tidwell, L.L.P.
We have served as the Company’s auditor since 2022.
San Antonio, Texas
July 9, 2024

BENEFICIENT
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of
	March 31, 2024	March 31, 2023(1)
(Dollars and shares in thousands)
ASSETS
Cash and cash equivalents	$7,913	$8,726
Restricted cash	64	819
Investments, at fair value:
Investments held by Customer ExAlt Trusts (related party of $552 and $76,154)	329,113	491,859
Investments held by Ben (related party of $6 and $1,371)	6	5,362
Other assets, net (related party of nil and $2,195)	14,699	32,903
Intangible assets	3,100	3,100
Goodwill	13,606	2,367,926
Total assets	$368,501	$2,910,695
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Accounts payable and accrued expenses (related party of $14,143 and $10,485)	$157,157	$65,724
Other liabilities (related party of $9,740 and $100)	31,727	14,622
Warrant liability	178	—
Customer ExAlt Trusts loan payable, net	—	52,129
Debt due to related parties	120,505	99,314
Total liabilities	309,567	231,789
Redeemable noncontrolling interests
Preferred Series A Subclass 0 Unit Accounts, nonunitized	251,052	251,052
Preferred Series A Subclass 1 Unit Accounts, nonunitized	—	699,441
Total temporary equity	251,052	950,493
Shareholder’s equity (1)
Preferred stock, par value $0.001 per share, 250,000 shares authorized
Series A preferred stock, 0 and 0 shares issued and outstanding as of March 31, 2024 and 2023	—	—
Series B preferred stock, 227 and 0 shares issued and outstanding as of March 31, 2024 and 2023	—	—
Class A common stock, par value $0.001 per share, 18,750 shares authorized, 3,348 and 2,252 shares issued as of March 31, 2024 and 2023, respectively, and 3,339 and 2,244 shares outstanding as of March 31, 2024 and 2023, respectively (2)	3	2
Class B convertible common stock, par value $0.001 per share, 250 shares authorized, 239 and 239 shares issued and outstanding as of March 31, 2024 and 2023 (2)	—	—
Additional paid-in capital (2)	1,848,068	1,579,742
Accumulated deficit	(2,059,214)	—
Stock receivable	(20,038)	—
Treasury stock, at cost (9 shares as of March 31, 2024 and 2023)	(3,444)	(3,444)
Noncontrolling interests	42,231	142,213
Accumulated other comprehensive income (loss)	276	9,900
Total equity (deficit)	(192,118)	1,728,413
Total liabilities, temporary equity, and equity	$368,501	$2,910,695
(1) Retroactively adjusted March 31, 2023 for the de-SPAC merger transaction as described in Note 4.
(2) Periods presented have been adjusted to reflect the 1-for-80 reverse stock split on April 18, 2024. See Note 1 - Summary of Significant Accounting Policies - Reverse Stock Split, for additional information.
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
(Dollars in thousands, except per share amounts)	2024	2023
Revenues
Investment income (loss), net	$4,791	$(54,010)
Loss on financial instruments, net (related party of $(67,457) and $(63,536))	(104,521)	(51,421)
Interest and dividend income	457	412
Trust services and administration revenues (related party of $30 and $30)	365	30
Other income	212	86
Total revenues	(98,696)	(104,903)

Operating expenses
Employee compensation and benefits	65,129	45,527
Interest expense, net (related party of $8,618 and $2,797)	17,559	15,471
Professional services	29,999	38,422
Provision for credit losses	6,016	20,580
Loss on impairment of goodwill	2,354,320	—
Loss on arbitration	54,973	—
Other expenses, net (related party of $7,046 and $8,704)	21,854	28,269
Total operating expenses	2,549,850	148,269
Operating loss	(2,648,546)	(253,172)
Loss on extinguishment of debt, net	8,846	—
Loss before income taxes	(2,657,392)	(253,172)
Income tax expense (benefit)	788	(1,072)
Net loss	(2,658,180)	(252,100)
Less: Net loss attributable to noncontrolling interests - Customer ExAlt Trusts	44,175	117,861
Less: Net loss attributable to noncontrolling interests - Ben	535,157	19,081
Less: Noncontrolling interest guaranteed payment	(16,793)	(15,822)
Net loss attributable to Beneficient common shareholders	$(2,095,641)	$(130,980)
Other comprehensive income:
Unrealized gain on investments in available-for-sale debt securities	4,070	11,226
Total comprehensive loss	(2,091,571)	(119,754)
Less: comprehensive gain attributable to noncontrolling interests	4,070	11,226
Total comprehensive loss attributable to Beneficient	$(2,095,641)	$(130,980)

Net loss per common share - basic and diluted (1) (2)
Class A	$(673.31)	$(52.57)
Class B	$(584.23)	$(52.57)

Weighted average common shares outstanding - basic and diluted (1) (2)
Class A	2,904,851	2,252,228
Class B	239,256	239,256
(1) Retroactively adjusted the fiscal year ended March 31, 2023 for the de-SPAC merger transaction as described in Note 4.
(2) Periods presented have been adjusted to reflect the 1-for-80 reverse stock split on April 18, 2024. See Note 1 - Summary of Significant Accounting Policies - Reverse Stock Split, for additional information.
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (1)
For the years ended March 31, 2024 and 2023:

	Series A preferred stock		Series B preferred stock		Class A common stock (2)		Class B common stock (2)		APIC (2)	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 13)	Total equity	Redeemable noncontrolling interests
(Dollars and shares in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2023	—	$—	—	$—	2,252	$2	239	$—	$1,579,742	$—	$—	$(3,444)	$9,900	$142,213	$1,728,413	$950,493
Net income (loss)	—	—	—	—	—	—	—	—	(36,432)	(2,059,214)	—	—	—	(579,331)	(2,674,977)	16,793
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	39,103	—	—	—	—	—	39,103	—
Payment of employee payroll taxes on restricted stock units	—	—	—	—	—	—	—	—	(116)	—	—	—	—	—	(116)	—
Issuance of common and preferred shares upon closing of de-SPAC merger transaction, net of issuance costs	2,749	3	—	—	100	—	—	—	(4,293)	—	—	—	—	—	(4,290)	—
Conversion of Series A preferred stock to Class A common stock	(2,749)	(3)	—	—	9	—	—	—	3	—	—	—	—	—	—	—
Issuance of shares in connection with recent financings	—	—	—	—	92	—	—	—	12,877	—	—	—	—	(3,060)	9,817	—
Reclass of distributions payable to noncontrolling interest holder	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,170)	(1,170)	—
Non-cash dividend to related party	—	—	—	—	—	—	—	—	(110)	—	—	—	—	—	(110)	—
Share-based awards to related party employees	—	—	—	—	—	—	—	—	110	—	—	—	—	—	110	—
Conversion of BCH Class S Ordinary to Class A common stock	—	—	—	—	5	—	—	—	3,884	—	—	—	—	(3,884)	—	—
Conversion of Preferred Series C Unit Accounts to Class A common stock	—	—	—	—	551	1	—	—	205,758	—	—	—	—	(205,759)	—	—
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	4,070	—	4,070	—
Reclassification of realized gain upon transfer from available-for-sale debt security to equity interest	—	—	—	—	—	—	—	—	—	—	—	—	(13,694)	—	(13,694)	—
Deemed dividend for BCG Preferred B.2 Unit Accounts preferred return	—	—	—	—	—	—	—	—	6,942	—	—	—	—	(6,942)	—	—
Preferred A.0 guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,793)
Redemption of BCG Preferred B.2 Unit Accounts	—	—	—	—	—	—	—	—	(1,413)	—	—	—	—	—	(1,413)	—
Settlement of restricted stock units	—	—	—	—	68	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares to settle liability	—	—	27	—	98	—	—	—	5,251	—	—	—	—	—	5,251	—
Issuance of Series B-1 preferred stock in connection with recent financings	—	—	3,969	4	—	—	—	—	38,653	—	—	—	—	992	39,649	—
Stock receivable on prepaid forward purchase	—	—	—	—	—	—	—	—	—	—	(20,038)	—	—	—	(20,038)	—
Reclass of BCH Preferred A.1 Unit Accounts from temporary to permanent equity	—	—	—	—	—	—	—	—	—	—	—	—	—	699,441	699,441	(699,441)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(269)	(269)	—
Equity issuance costs	—	—	—	—	—	—	—	—	(1,895)	—	—	—	—	—	(1,895)	—
Conversion of Series B-1 preferred stock to Class A common stock	—	—	(3,769)	(4)	173	—	—	—	4	—	—	—	—	—	—	—
Balance, March 31, 2024	—	$—	227	$—	3,348	$3	239	$—	$1,848,068	$(2,059,214)	$(20,038)	$(3,444)	$276	$42,231	$(192,118)	$251,052
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (1) (continued)

	Series A preferred stock		Series B preferred stock		Class A common stock (2)		Class B common stock (2)		APIC (2)	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 13)	Total equity	Redeemable noncontrolling interests
(Dollars and shares in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2022	—	$—	—	$—	2,252	$2	239	$—	$1,634,217	$—	$—	$(3,444)	$(1,326)	$277,887	$1,907,336	$992,238
Net income (loss)	—	—	—	—	—	—	—	—	(130,980)	—	—	—	—	(132,644)	(263,624)	11,524
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	10,085	—	—	—	—	—	10,085	—
Payment of employee payroll taxes on restricted equity units	—	—	—	—	—	—	—	—	(206)	—	—	—	—	(919)	(1,125)	—
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(131)	(131)	—
Noncash issuance of noncontrolling interest and redeemable preferred equity	—	—	—	—	—	—	—	—	11,674	—	—	—	—	299	11,973	—
Reclass of distributions payable to noncontrolling interest holder	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,719)	(1,719)	—
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	2,430	2,430	—
Non-cash dividend to related party	—	—	—	—	—	—	—	—	(147)	—	—	—	—	—	(147)	—
Share-based awards to related party employees	—	—	—	—	—	—	—	—	147	—	—	—	—	—	147	—
Deemed dividend upon issuance for U. S. GAAP to tax basis true-up	—	—	—	—	—	—	—	—	314	—	—	—	—	—	314	(314)
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	11,226	—	11,226	—
Deemed dividend for BCG Preferred Series B.2 Unit Accounts preferred return	—	—	—	—	—	—	—	—	37,133	—	—	—	—	—	37,133	(37,133)
BCH Preferred Series A.0 Unit Accounts guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,822)
Reclass of allocated income for FLP Subclass 3 to payable	—	—	—	—	—	—	—	—	—	—	—	—	—	(933)	(933)	—
Equity issuance costs	—	—	—	—	—	—	—	—	(15)	—	—	—	—	—	(15)	—
Redemption of BCG Preferred Series B.2 Unit Accounts	—	—	—	—	—	—	—	—	(4,637)	—	—	—	—	—	(4,637)	—
Issuance of BCG Preferred Series B.2 Unit Accounts	—	—	—	—	—	—	—	—	20,100	—	—	—	—	—	20,100	—
Annual reallocation of FLP	—	—	—	—	—	—	—	—	2,057	—	—	—	—	(2,057)	—	—
Balance, March 31, 2023	—	$—	—	$—	2,252	$2	239	$—	$1,579,742	$—	$—	$(3,444)	$9,900	$142,213	$1,728,413	$950,493
(1) Retroactively adjusted the fiscal year ended March 31, 2023 for the de-SPAC merger transaction as described in Note 4.
(2) Periods presented have been adjusted to reflect the 1-for-80 reverse stock split on April 18, 2024. See Note 1 - Summary of Significant Accounting Policies - Reverse Stock Split, for additional information.
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(Dollars in thousands)	2024	2023
Cash flows used in operating activities:
Net loss	$(2,658,180)	$(252,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,775	3,606
Net amortization of debt premium and discount (related party of $(1,849) and $(6,154))	(1,250)	(4,478)
Loss on extinguishment of debt, net	8,846	—
Loss on impairment of goodwill	2,354,320	—
Loss on arbitration	54,973	—
Loss on financial instruments, net (related party of $67,457 and $63,536)	104,521	51,421
Return on investments in alternative assets held by Customer ExAlt Trusts	—	12,409
Investment (income) loss, net	(4,791)	54,010
Non cash interest expense (related party of $9,463 and $324)	17,699	11,223
Non cash interest income	(446)	(359)
Non cash share-based compensation	39,103	10,085
Provision for credit losses	6,016	20,580
Provision for deferred taxes	—	(1,072)
Write-off of deferred financing costs for equity and fixed assets	—	1,653
Changes in assets and liabilities:
Changes in other assets	5,965	(13,013)
Changes in accounts payable and accrued expenses	8,628	11,236
Changes in other liabilities	2,605	(319)
Net cash used in operating activities	(58,216)	(95,118)
Cash flows from investing activities:
Return of investments in alternative assets held by Customer ExAlt Trusts	46,268	72,551
Purchase of investments in alternative assets held by Customer ExAlt Trusts	(1,420)	(2,589)
Purchase of premises and equipment	(1,759)	(2,077)
Proceeds from sale of put options by Ben	968	—
Proceeds from sale of public equity securities held by Customer ExAlt Trusts	—	2,583
Purchase of put options	—	(7,451)
Net cash provided by investing activities	44,057	63,017
Cash flows from financing activities:
Proceeds from debt financings	25,000	—
Payments on Customer ExAlt Trust loan payable	(6,780)	(17,907)
Redemption of BCG Preferred Series B Subclass 2 Unit Accounts	(1,413)	(4,637)
Proceeds received from issuance of Class A common under equity purchase agreement	1,122	—
Redemption of BCH Preferred Series A Subclass 1 Unit Accounts	—	(3,793)
Payment of deferred financing costs for debt	(1,585)	—
Payment of deferred financing costs for equity	(8,091)	(6,116)
Distribution to noncontrolling interest	(269)	(131)
Payment of employee income taxes on restricted stock units and restricted equity units	(116)	(1,125)
Proceeds from de-SPAC merger	24,761	—
Payment for prepaid forward purchase agreement	(20,038)	—
Payments on debt due to related parties	—	(750)
Net cash (used in) provided by financing activities	12,591	(34,459)
Net decrease in cash, cash equivalents, and restricted cash	(1,568)	(66,560)
Cash, cash equivalents, and restricted cash at beginning of period	9,545	76,105
Cash, cash equivalents, and restricted cash at end of period	$7,977	$9,545
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
On June 6, 2023, the Company converted from a Delaware limited partnership to a Nevada corporation and changed its corporate name from “The Beneficient Company Group, L.P.” (“BCG”) to “Beneficient” (the “Conversion”). BCG, formerly known as Highland Consolidated Business Holdings, L.P., was formed on September 16, 2003. On June 6, 2023, following the BCG Recapitalization (as defined in Note 4) and the Conversion, the Company, as the sole member of Beneficient Company Group, L.L.C. (“Ben LLC”), adopted the First Amended and Restated Limited Liability Company Agreement of Ben LLC (the “Ben LLC A&R LLCA”). The Ben LLC A&R LLCA establishes managing member interests and non-managing members interests, referred to as the Class A Units of Ben LLC. Beneficient is designated as the sole managing member. In addition, certain additional amendments were made that principally focused on the management of Ben LLC by the managing member. After the adoption of the Ben LLC A&R LLCA, Beneficient contributed to Ben LLC all of the limited partnership interests and general partnership interests of Beneficient Company Holdings, L.P. (“BCH”) held by Beneficient (the “Contribution”), and Ben LLC became the general partner of BCH and the holder of 100% of the outstanding Class A Units of BCH.
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
BCH is a Delaware limited partnership formed on July 1, 2010. BCH is primarily a holding company that directly or indirectly receives all active and passive income of the Company and allocates that income among the partnership interests issued by BCH. As of March 31, 2024, BCH has issued and outstanding general partnership Subclass 1 Class A Units (“BCH Class A Units”), Class S Ordinary Units of BCH (the “BCH Class S Ordinary Units”), Class S Preferred Units of BCH (the “BCH Class S Preferred Units”), FLP Unit Accounts (Subclass 1, Subclass 2, and Subclass 3), Preferred Series A Subclass 0 Unit Accounts (“BCH Preferred A.0”), and Preferred Series A Subclass 1 Unit Accounts (“BCH Preferred A.1”).
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
Under the applicable trust and other agreements, certain Texas and Kansas charities are the ultimate beneficiaries of the Customer ExAlt Trusts (which we refer to as “Charities” or “Economic Growth Zones” respectively, and collectively, the “Charitable Beneficiaries”), and their interests are reported as noncontrolling interests in our consolidated financial statements. The TEFFI Act requires that two and a half percent (2.5%) of the cash distributions from alternative assets serving as collateral to Ben Liquidity loans be charitably contributed by certain of the Customer ExAlt Trusts to a designated Kansas Economic Growth Zone. Accordingly, for ExAlt Loans originated on or after December 7, 2021, Economic Growth Zones are paid $0.025 for every $1.00 received by an ExAlt Trust from the corresponding alternative assets. For ExAlt Loans originated prior to December 7, 2021, in accordance with the terms of the applicable trust and other agreements, the Charitable Beneficiaries of the Customer ExAlt Trusts formed prior to such date, are paid $0.05 for every $0.95 paid to the applicable ExAlt Loan lender.
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
On March 28, 2022, a subsidiary of Ben Markets completed its 100% acquisition of MHT Securities, L.P. (“MHT Securities”), for $0.3 million. MHT Securities is an SEC-registered broker dealer and Financial Industry Regulation Authority (“FINRA”) member that is authorized to engage in private placements of securities. On May 3, 2022, FINRA issued its full approval of the change in ownership and MHT Securities’ name was changed to Beneficient Securities Company, L.P. and then subsequently the name was changed to AltAccess Securities Company, L.P. Since May 3, 2022, AltAccess Securities Company, L.P. has been registered as a securities broker-dealer with the SEC, FINRA, and certain states as determined by its business operations.
Liquidity and Going Concern
The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2024, we had unrestricted cash and cash equivalents of $7.9 million. Besides the unrestricted cash and cash equivalents, the Company’s principal sources of liquidity available to meet its contractual obligations are proceeds on ExAlt Loan payments and fee income derived from distributions on investments held by the Customer ExAlt Trusts and potential access to capital under the SEPA, however, our ability to access the cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio is limited by the terms of the ExAlt Loans from Ben Liquidity to the Customer ExAlt Trusts and our ability to access proceeds from SEPA is subject to market conditions, such as trading volume, price of our Class A Common Stock and other factors beyond our control. For the years ended March 31, 2024 and 2023, we generated net losses totaling $2.7 billion and $252.1 million, respectively, which have resulted in an accumulated deficit of $2.1 billion as of March 31, 2024. In April 2024, $55 million in compensatory damages was assessed against the Company during a private arbitration. As of May 31, 2024, we had unrestricted cash and cash equivalents of approximately $6.4 million. All of these conditions raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance.
We expect that the Company will require additional capital by issuing additional debt or equity to satisfy our obligations and fund our operations for the next twelve months, especially in light of the $55 million arbitration award against the Company. We continue to work with the claimant in the arbitration on settlement terms that could reduce the potential near term cash obligations associated with the arbitration. Also, we intend to potentially refinance some or all of the existing borrowings, including approximately $23.4 million of certain outstanding borrowing maturing in the remainder of fiscal year 2025, prior to their maturity, with either our current lenders or other lenders, continue to seek opportunities to reduce corporate overhead, and intend to raise capital through equity or debt investments in us by third parties, including through the SEPA, however, we cannot conclude these are probable of being implemented or, if probable of being implemented, being in sufficient enough amounts to satisfy our contractual amounts as they presently exist that are coming due over the next 12 months as of the date of such filing.
On June 27, 2023, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $250.0 million of shares of the Company’s common stock. On June 20, 2024, the Company obtained stockholder approval pursuant to Nasdaq Listing Rule 5635(d) for the issuance of shares of Class A common stock to Yorkville in excess of the Exchange Cap. As a result, the Company may issue up to an aggregate of approximately $246.3 million worth of shares of Class A common stock following registration with the SEC. However, the decision regarding future sale of shares, including those under the SEPA, is subject to market conditions, such as trading volume, price of our Class A Common Stock and other factors beyond our control.
As more fully described in Note 11, on October 19, 2023, we entered into a three-year $25.0 million term loan with HH-BDH LLC, which was fully drawn upon closing and, the proceeds of which were used or are intended to be used to repay certain outstanding obligations, fund development of our products, and provide additional working capital. The HH-BDH Credit

Agreement contains certain financial maintenance covenants, including a debt service coverage ratio. If any of these limitations were to materially impede the flow of cash to us, our ability to service and repay our debt would be materially and adversely affected.
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
We will utilize our cash flows toward our contractual obligations, to invest in our business, including new product initiatives and growth strategies, including any potential acquisitions, and, if determined by our Board, to pay dividends to our equity holders, including guaranteed payments on certain of BCH’s preferred equity securities, and to fund tax distributions for certain noncontrolling interest holders. Our ability to fund these capital needs will depend on our ongoing ability to generate cash from operations and via the capital markets.
While we have concluded that there is substantial doubt about our ability to continue as a going concern, our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty related to the Company’s ability to continue as a going concern.
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
Effective November 3, 2023, the Board approved additional measures to reduce the operating expenses of the Company, including the termination of the previously furloughed employees and the layoff of an additional 15 employees, representing approximately an additional 10% of our workforce as of November 3, 2023. We continue to focus efforts on reducing spending with third-party vendors in certain parts of our business as part of the plan to further reduce operating expenses.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements of Ben are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a going concern basis, and include the accounts of Ben, its wholly-owned and majority-owned subsidiaries and, certain variable interest entities (“VIEs”), in which the Company is the primary beneficiary. An enterprise is determined to be the primary beneficiary of a VIE if it holds a controlling financial interest consistent with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), as amended.
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
All intercompany accounts and transactions have been eliminated in consolidation, and the portion of income allocated to owners other than the Company is included in “net income (loss) attributable to noncontrolling interests” in the consolidated statements of comprehensive income (loss). With the consolidation of the Customer ExAlt Trusts, interest and fees income and any related receivable charged by Ben Liquidity and Ben Custody to the Customer ExAlt Trusts are eliminated in the presentation of our consolidated financial statements. While these amounts are eliminated solely for financial reporting purposes, such amounts are earned by Ben Liquidity and/or Ben Custody from the Customer ExAlt Trusts and directly impact the income (loss) allocable to Ben’s and BCH’s equity holders as further discussed in Note 3.
Reverse Stock Split
Following stockholder approval on April 18, 2024, the Company effected a reverse stock split of our Class A and Class B common stock at a ratio of 1-for-80 and a simultaneous proportionate reduction in the authorized shares of each class of Common Stock as required by Nevada Revised Statues Section 78.207 (the “Reverse Stock Split”). The Reverse Stock Split was effective as of April 18, 2024 (see Note 22). Proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of the Company’s equity award, warrants, and other equity instruments convertible into common stock, as well as the applicable exercise price. All share and per share amounts of our Class A and Class B common stock presented have been retroactively adjusted to reflect the Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid in capital.
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
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the consolidated financial statements and could differ from actual results. Material estimates that are particularly susceptible to change in the near term relate to the fair value determination of investments in alternative assets held by the Customer ExAlt Trusts, determination of the allowance for credit losses as an input to the allocation of income (loss) to Ben’s or BCH’s equity holders, the allocation of income (loss) to Ben’s and BCH’s equity holders, evaluation of potential loss contingencies principally related to ongoing legal matters, and evaluation of potential impairment of goodwill and other intangibles.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents represent cash held in banks or money market funds with original maturities of three months or less. Interest income from cash and cash equivalents is recorded in interest and dividend income in the consolidated statements of comprehensive income (loss).
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
Investments, at Fair Value
Investments held by Ben or held by the Customer ExAlt Trusts include investments in alternative assets, investments in public equity and debt securities, investments in private equity securities and other interests, and put options.
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
•Investments in Public Equity Securities and Options
Investments in public equity securities and options primarily represent common stock ownership in public companies (including GWG Holdings for periods prior to August 1, 2023) and investments made by Ben in put options, all of which are carried at fair value. Fair value is determined using quoted market prices. Any realized gains and losses are recorded on a trade-date basis. Realized and unrealized gains and losses are recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss).
•Investments in Debt Securities
Investments in debt securities represent ownership in privately held debt securities. Prior to August 1, 2023, investments in debt securities also included ownership in corporate debt securities, specifically, L Bonds of GWG Holdings (“L Bonds”) held by certain of the Customer ExAlt Trusts. Upon the effectiveness of GWG Holdings’ plan of reorganization on August 1, 2023, the investments in L Bonds converted to equity interests in the GWG Wind Down Trust, which are reflected in “other equity securities and interests.”
These investments are classified and accounted for as available-for-sale (“AFS”) securities and are reported at fair value with unrealized gains and losses presented as a separate component of equity in the accumulated other comprehensive income line item.
The Company follows ASC 326 to assess whether an investment in debt securities is impaired in each reporting period. An investment in debt securities is impaired if the fair value of the investment is less than its amortized cost. If the Company intends to sell the debt security (that is, it has decided to sell the security), a credit loss is considered to have occurred. If the Company more likely than not will be required to sell the security before recovery of its amortized cost basis or it otherwise does not expect to recover the entire amortized cost basis of the security, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income for available-for-sale securities. The Company considers the expected cash flows from the investment based on reasonable and supportable forecasts as well as several other factors to estimate whether a credit loss exists. If the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the credit loss is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. During the years ended March 31, 2024 and 2023, the Company recognized a credit loss on its investment in debt securities of nil and $12.6 million, respectively. Prior period credit losses substantially resulted from the Company’s investment in GWG Holdings’ L Bonds. The impairment is recorded in the provision for credit losses line item on the consolidated statements of comprehensive income (loss).
•Investments in Other Equity Securities and Interests
Ben and certain of the Customer ExAlt Trusts hold investments in equity securities of private companies with a readily determinable fair value, namely the GWG Wind Down Trust. As discussed above, on August 1, 2023, GWG Holdings’ plan of reorganization was declared effective and the Company’s investments in GWG Holdings’ common stock and L Bonds (previously accounted for as public equity securities and available-for-sale debt securities, respectively) were then transferred to an investment in the GWG Holdings Wind Down Trust. The fair value of these equity interests is calculated using quoted prices for similar instruments observed in the equity capital markets and is classified as a Level 2 investment in the fair value hierarchy.
Additionally, investments in other equity securities are held by certain of the Customer ExAlt Trusts and represent ownership in equity securities of privately held companies, which do not have a readily determinable fair value. Equity securities that do not have readily determinable fair values are initially recorded at cost and subsequently remeasured, using the measurement alternative for equity investments that do not have readily determinable fair values, when there is (i) an observable transaction involving the same investment, (ii) an observable transaction involving a similar investment from the same issuer, or (iii) an impairment. These remeasurements are reflected in the consolidated statements of comprehensive income (loss).

Leases
We account for leases in accordance with ASC 842, Leases. We determine if an arrangement is or contains a lease at inception. Operating leases with a term greater than one year are included in right-of-use-assets and lease liabilities. The right-of-use asset represents the Company’s right to use an underlying asset for the lease term. Related lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term, using the rate the Company would pay to borrow amounts equal to the lease payments over the lease term (the Company’s incremental borrowing rate). For operating leases, expense is recognized on a straight-line basis over the lease term in other expenses in the consolidated statements of comprehensive income (loss). Common area maintenance and other related costs are considered variable lease payments and are expensed as incurred. The Company made an accounting policy election not to recognize short-term lease assets and liabilities (less than a 12-month term) or immaterial equipment leases in its balance sheets.
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
Goodwill and Other Intangibles
The Company accounts for goodwill and intangible assets in accordance with ASC Topic 350, Intangibles – Goodwill and Other. The amount of goodwill initially recorded is based on the fair value of the acquired entity at the time of acquisition. Management performs goodwill and intangible asset impairment testing annually or when events occur, or circumstances change that would more likely than not indicate impairment has occurred. Goodwill impairment exists when the carrying value of goodwill exceeds its implied fair value. The Company conducts its annual impairment test on January 1 each year.
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
Warrant Liability
The Company accounts for its outstanding warrants, which are principally comprised of those assumed in the Transaction (as described in Note 4), in accordance with the guidance contained in ASC 815, Derivatives and Hedging, whereby under that provision these warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies these warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period using quoted market prices. This liability is re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s consolidated statements of comprehensive income (loss). Such warrant classification is also subject to re-evaluation at each reporting period.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist primarily of trade payables comprised principally of outstanding legal fees and other professional service fees; accrued employee payroll, bonus, and commissions; accrued fees and other costs under the Bradley Capital Company service agreement and Aircraft Sublease (Note 16); accrued guaranteed payments related to the Preferred Series A-0 Unit Accounts (Note 13); and an accrued liability related to the equity award arbitration (Note 20).
Other Liabilities
Other liabilities consist principally of a liability related to an interest commitment, deferred loan fees, payables to affiliates, and trust payables. Refer to Note 9 for more information on these other liabilities.

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
Noncontrolling interests include: (i) holders, which consist of Related Entities, as defined below, an entity affiliated with a related party, and third parties, of Class S Ordinary Units issued by BCH, (ii) holders, which consists of Related Entities, an entity affiliated with a related party, and third parties, of Class S Preferred Units issued by BCH, (iii) holders, which consists of Related Entities, an entity affiliated with a related party, a third party, and certain directors, of Preferred A.1 issued by BCH, (iv) holders, which consists of unrelated charity organizations, of residual beneficial interests issued by certain of the Customer ExAlt Trusts and (v) holder, which consists of a third-party, of Class A of CT Risk Management.
Redeemable noncontrolling interests are held by holders, which consist of Related Entities, an entity affiliated with a related party, a third party, and certain directors, of Preferred A.0 issued by BCH.
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

Earnings (Loss) per Common Share
The Company computes net earnings (loss) per share attributable to common shareholders using the two-class method required for participating securities. The two-class method requires income available to common shareholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The two-class method also requires losses for the period to be allocated between common and participating securities based on their respective rights if the participating security contractually participates in losses. The Company determined that it had participating securities in the form of convertible, preferred equity securities.
Basic net earnings (loss) per share attributable to common shareholders is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares were issued using the treasury stock method or if-converted method based on the nature of such securities. See Note 14 for additional details.
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
Professional Services
Professional services primarily consist of legal fees, net of any expected insurance reimbursement, consulting fees, and advertising costs, which are expensed as incurred and are included in professional services in the accompanying consolidated statements of comprehensive income (loss).
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
Provision for Credit Losses
The provision for credit losses consists of charges against earnings for credit losses on AFS debt securities and other financial instruments, bad debt expense on receivables related to the Shared Services Agreement with GWG Holdings, and bad debt expenses on other miscellaneous receivables. A reconciliation of provision for credit losses for each of the periods presented herein is presented below:

	Year Ended March 31,
(in thousands)	2024	2023
Credit loss on AFS debt securities (Note 5)	$—	$12,621
Bad debt expense on related party receivable (Note 9)	—	6,723
Bad debt expense on other receivables	6,016	1,236
Provision for credit losses	$6,016	$20,580

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
Accounting Standards Recently Adopted
On April 1, 2023, we adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) (“CECL”), along with the subsequently issued guidance amending and clarifying various aspects of ASU 2016-13, using the modified retrospective method as required. In accordance with that method, the comparative period’s information continues to be reported under the relevant accounting guidance in effect for that period. Upon adoption of ASU 2016-13, the incurred loss impairment method was replaced with a new impairment model that reflects current expected lifetime losses for our ExAlt Loans receivables. The adoption of ASU 2016-13 resulted in a cumulative-effect adjustment to decrease opening common units (in the absence of retained earnings or accumulated deficit) prior to the consolidation of the Customer ExAlt Trusts by $61.1 million, resulting from an increase to our allowance for credit losses on ExAlt Loans. There is no impact to the consolidated financial statements as loans receivable on the ExAlt Loans and its related allowance for credit losses is eliminated in the presentation of the consolidated financial statements but such credit losses on the ExAlt Loans directly impacts the net income (loss) attributable to the various equity securities of Ben and BCH. The adoption of this new guidance did not result in a material impact to our available-for-sale debt securities portfolio or asset classes other than loans receivable.
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
Instead, the interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts, which are eliminated in the presentation of our consolidated financial statements, directly impact the net income (loss) attributable to Ben’s and BCH’s equity holders. Our Ben Liquidity and Ben Custody business segments, which relate to our current operating subsidiaries, are owned by the Company’s equity holders (including those of BCH), and recognize revenue through (i) interest income on ExAlt Loans made to the Customer ExAlt Trusts in connection with our liquidity transactions for Customers with interest rates between 5.0% and 14.0% per annum charged against the outstanding principal balance of the ExAlt Loan, (ii) fee income billed at closing, but recognized as revenue ratably over the expected life of the alternative asset, for each liquidity transaction with Customers for services including access to and use of the AltAccess Platform, transfer of the alternative assets, and delivery of the consideration to the client, with fee rates of between 1.0% and 7.0% of the sum of the NAV and remaining unfunded commitment of the transacted alternative asset, and (iii) recurring fee income recognized each period for providing services including trustee, custody, and trust administration of the Customer ExAlt Trusts while they hold investments, with fee rates generally at 2.8% per annum of the sum of the NAV and remaining unfunded commitment of the alternative assets held. Ben Liquidity and Ben Custody revenue recognized for the fiscal years ended March 31, 2024 and 2023, is as follows:
a.Ben Liquidity recognized $46.9 million and $50.8 million, in interest income during the fiscal years ended March 31, 2024 and 2023, respectively.
b.Ben Custody recognized $24.5 million and $29.0 million, in trust services and administration revenues during the fiscal years ended March 31, 2024 and 2023, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods.
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
The following table presents a reconciliation of operating income (loss) of our reportable segments, excluding the Customer ExAlt Trusts, to net income (loss) attributable to Beneficient’s common shareholders. This reconciliation serves to provide users of our financial statements an understanding and visual aide of the reportable segments that impact net income (loss)

attributable to the common shareholders and reiterates that the consolidation of the Customer ExAlt Trusts has no impact on the net income (loss) attributable to Beneficient’s common shareholders.

	Year Ended March 31,
(in thousands)	2024	2023
Operating income (loss)
Ben Liquidity	$(1,810,964)	$(46,512)
Ben Custody	(588,811)	24,046
Corporate & Other	(210,169)	(112,845)
Less: Loss on extinguishment of debt, net (intersegment elimination)	3,940	—
Less: Income tax expense (benefit) (allocable to Ben and BCH equityholders)	121	(1,072)
Less: Net loss attributable to noncontrolling interests - Ben	535,157	19,081
Less: Noncontrolling interest guaranteed payment	(16,793)	(15,822)
Net loss attributable to common shareholders	$(2,095,641)	$(130,980)
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
Revenues Eliminated In Consolidated Financial Statements
Interest Income
Interest income is generally comprised of contractual interest, interest recognized on certain of the ExAlt Loans through the effective yield method, and an amortized discount that is recognized ratably over the life of the ExAlt Loan. Contractual interest income is a computed using either a variable rate or a fixed rate that compounds monthly.
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
Non-interest Income
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
Ben adopted CECL on April 1, 2023. CECL requires a company to estimate the credit losses expected over the life of a loan (or pool of loans). It replaced the incurred loss approach’s threshold that required the recognition of a credit loss when it was probable that a loss event was incurred. The allowance for credit losses is a valuation account that is deducted from, or added to, the loans’ amortized cost basis to present the net, lifetime amount expected to be collected on the loans. Credit losses are charged off against the allowance when management believes a loan balance is confirmed to be uncollectible. Expected recoveries can not exceed the aggregate of amounts previously charged off and expected to be charged off. Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management analyzes the loans individually as the loans do not have similar risk characteristics.
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
Interest income for purposes of determining income allocations to Ben’s and BCH’s equity holders is adjusted for any allowance for loan losses, which was approximately $113.4 million and $80.7 million, for the years ended March 31, 2024 and 2023, respectively. In addition, during the year ended March 31, 2024, the Company recorded additional credit losses related to fee receivables of $25.5 million and other miscellaneous note receivables of $6.0 million.
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
Pursuant to the Forward Purchase Agreement, Purchaser agreed to purchase shares of Avalon Class A Common Stock (the “AVAC FPA Shares”) at a purchase price per share of $847.04 (for aggregate consideration of $25.0 million from unaffiliated third-parties). The AVAC FPA Shares were redeemed in connection with the Special Meeting and converted into shares of Class A common stock and Series A Convertible Preferred Stock, par value $0.001 per share, of Beneficient (“Series A preferred stock”) upon consummation of the Business Combination. The Series A preferred stock converted in accordance with its terms to shares of Class A common stock, and Purchaser held an aggregate of 36,956 shares of Class A common stock following such conversion in respect of the AVAC FPA Shares (such shares of Class A common stock, the “FPA Shares”).
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
The Forward Purchase Agreement provides for two categories of FPA Shares: (i) 13,305 FPA Shares categorized as “Purchased Shares” (the “Purchased Shares”) and (ii) the remaining 23,651 FPA Shares categorized as “Prepaid Forward Shares” (the “Prepaid Forward Shares”).
If by the 10th anniversary of the close of the Business Combination, Purchaser has received less than $5.0 million, in gross proceeds from, and Purchaser has used good faith efforts to sell, the Purchased Shares, Beneficient has agreed to cause BCH to issue Purchaser an amount of BCH Preferred A.0 (or such other senior most preferred security of Beneficient) as consideration for any shortfall amounts less than $5.0 million from the sale of the Purchased Shares. Purchaser has agreed for the first six months following the Business Combination not to sell any Purchased Shares below $400.00 per share or to sell more than 10% of the daily trading volume of the Class A common stock if the volume weighted average price of the Class A common stock is between $400.00 and $640.00 for any such trading day.
Upon the sales of the Prepaid Forward Shares, the Purchaser will remit $847.04 per share, or such lesser price per share designated by the Company (“Designated Price”) by written notice setting forth the Designated Price and the number Prepaid Forward Shares that may be sold at such price (“Designated Price Notice”) delivered to Purchaser prior to any such sales, to the Company. On June 8, 2025 (“Maturity Date”), any Prepaid Forward Shares not sold by the Purchaser will be returned to the Company and any remaining amounts in respect of the Prepaid Forward Shares will be retained by the Purchaser, less any amounts still owed to the Company from sales effected prior to the Maturity Date. The Forward Purchase Agreement permits the Company, in its sole discretion, to lower the Designated Price to a per share amount lower than $847.04 in order to permit the Purchaser to effect additional sales of its Prepaid Forward Shares at a price lower than the prevailing trading price of the Company’s Class A common stock in exchange for the remitting of a portion of the proceeds of any such sales to the Company. The Prepaid Forward Shares include an embedded put option, which is accounted for separately and classified as a liability in the other liabilities line item of the consolidated statements of financial condition. The Prepaid Forward Shares are measured at fair value each reporting period with the change in fair value recognized in the gain (loss) on financial instruments, net line item of the consolidated statements of comprehensive income (loss).

The Purchaser has received at least $5.0 million in gross proceeds from the sale of some or all of the Purchased Shares and thus, there will be no requirement to issue the Purchaser any amount of BCH Preferred A.0 as consideration for any shortfall. No sales of any of the Prepaid Forward Shares have occurred as of March 31, 2024. To the Company’s knowledge, all shares purchased by the Purchaser in connection with the Forward Purchase Agreement were from unaffiliated third-parties.
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
Prior to the Conversion on June 6, 2023, when the Company was a Delaware limited partnership, the Company’s equity interests consisted of common units, one series of preferred units, and noncontrolling interests. Pursuant to the Conversion, each BCG Class A Common Unit converted into 1.25 shares of Class A common stock par value $0.001 per share (“Class A common stock”), each BCG Class B Common Unit converted into 1.25 shares of Class B common stock, par value $0.001 per share (“Class B common stock” and together with the Class A common stock, the “Common Stock”), and the capital account balance of the Preferred Series B Subclass 2 Unit Accounts of BCG (“BCG Preferred B.2 Unit Accounts”) converted into shares of Class A common stock at a rate based on a 20% discount to the $800.00 valuation of the Class A common stock (or $640.00). As a result, in the Conversion, we issued 1,076,462 shares of Class A common stock with respect to the BCG Class A Common Units, 239,256 shares of Class B common stock with respect to the BCG Class B Units and 1,175,632 shares of Class A common stock with respect to the BCG Preferred B.2 Unit Accounts.
The following table provides additional information on the securities contributed and exchanged by each of BHI, Bruce W. Schnitzer and Hicks Holdings Operating, LLC (dollars and units in thousands):

Name	Converted Capital Account Balance of BCH Preferred A.1	BCH Class S Ordinary Units Received	BCG Class B Units Received
BHI	$177,195	178	178
Bruce W. Schnitzer	988	1	1
Hicks Holdings Operating, LLC	13,222	14	14
Total	$191,405	193	193
The following table provides additional information on the securities contributed and exchanged by each of Bruce W. Schnitzer and Richard W. Fisher (dollars and units in thousands):

Name	Converted Capital Account Balance of BCH Preferred A.1	BCH Class S Ordinary Units Received	BCG Class A Units Received
Bruce W. Schnitzer	$734	9	9
Richard W. Fisher	1,722	10	10
Total	$2,456	19	19
As part of the conversion to BCG Class A Common Units, additional value of approximately $15.0 million was provided to certain holders who are members of our Board. The additional value was accounted for as compensation, which resulted in incremental stock-based compensation expense of $15.0 million during the fiscal year ending March 31, 2024.
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
Accordingly, the Company issued (i) an aggregate of 99,649 shares of Class A common stock to the former holders of Avalon Class A Common Stock, and Class B Common Stock of Avalon, par value $0.0001 per share (“Avalon Class B Common Stock”), outstanding immediately prior to June 7, 2023, and (ii) an aggregate of 34,961 shares of Beneficient Series

A preferred stock to non-redeeming Avalon Class A stockholders, and the Avalon Warrants converted into an aggregate of 295,313 redeemable Warrants. At closing, $27.9 million of cash remained in the trust account of Avalon. There were $26.1 million in transaction expenses, $20.0 million of which represented the Reserve Amount under the Forward Purchase Agreement, that were either paid by Avalon prior to closing or offset against proceeds received by the Company at closing, resulting in $1.8 million in net proceeds to the Company. Proceeds from the Transaction were used to pay expenses related to the Transaction.
Immediately after the Business Combination, 2,358,429 shares of Class A common stock were issued and outstanding, 239,256 shares of Class B common stock were issued and outstanding, 34,962 shares of Beneficient Series A preferred stock were issued and outstanding and 296,969 Warrants were issued and outstanding. Because the Series A preferred stock is not expected to be publicly listed, the Beneficient Series A preferred stock terms provide that upon its issuance, each share of Series A preferred stock will automatically convert into one-quarter of a share of Class A common stock of Beneficient, or an aggregate of 8,595 additional shares of Class A common stock. Following such conversion, there were 2,367,244 shares of Class A common stock of Beneficient outstanding following the Business Combination.
The Transaction is accounted for as a capital transaction in substance and not a business combination under ASC 805, Business Combinations (“ASC 805”). As a result, Beneficient is treated as the accounting acquirer and Avalon is treated as the acquired company for financial reporting purposes per ASC 805. Accordingly, for accounting purposes, the Transaction is treated similar to an equity contribution in exchange for the issuance of shares of common stock. The financial statements of the combined entity represent a continuation of the financial statements of Beneficient, and the net assets of Avalon have been stated at historical cost, with no goodwill or other intangible assets recorded. The equity and net loss per unit attributable to common equity holders of the Company, prior to the closing, have been retroactively restated as shares reflecting the common unit conversion ratio discussed above.
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
Common Stock Warrants
The Company assumed 194,063 publicly-traded Avalon Warrants (“Avalon Public Warrants”) and 101,250 private placement Avalon Warrants (“Avalon Private Warrants” and together with the Avalon Public Warrants, the “Avalon Warrants”), which were originally issued by Avalon in connection with its initial public offering and, as a result of the assumption by the Company, became Warrants. The Avalon Public Warrants assumed by Ben are referred to as the “Public Warrants” and the Avalon Private Warrants assumed by Ben are referred to as the “Private Warrants”, and collectively, the “Warrants”. The Warrants are included in derivative warrant liabilities on the Company’s consolidated statements of financial condition. The Warrants entitle the holder to exercise each whole warrant for one share of Class A common stock and one share of Series A preferred stock at an exercise price of $920.00 (each a “Warrant” and collectively, the “Warrants”).
The Public Warrants may only be exercised for a whole number of shares, and will expire on June 7, 2028 (i.e., five years following the closing), or earlier upon redemption or liquidations. Ben may redeem the outstanding Public Warrants (i) in whole and not in part; (ii) at a price of $0.80 per warrant; (iii) upon not less than 30 days’ prior written notice of redemption to each warrant holder; and (iv) if, and only if, the reported last sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending three business days before Ben sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $1,440.00 per share. In addition, we have the ability to redeem the outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $8.00 per Public Warrant if, among other things, the Reference Value equals or exceeds $800.00 per share. If and when the Public Warrants become redeemable by Ben, Ben may exercise its redemption right even if Ben is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
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
As of March 31, 2024, there were 308,747 Warrants outstanding with a fair value of $0.2 million, as reflected in the warrant liability line item on the consolidated statements of financial condition. During the year ended March 31, 2024, a gain of $2.5 million was recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
5.    Investments, at Fair Value
Investments held by Ben or held by the Customer ExAlt Trusts are comprised of investments in alternative assets, public debt and equity securities, other equity securities and interests (including those of a related party), and put options. The composition of investments recorded at fair value by holder is included in the table below (in thousands):

	March 31, 2024		March 31, 2023
	Ben	Customer ExAlt Trusts	Ben	Customer ExAlt Trusts
Alternative assets	$—	$293,916	$—	$385,851
Public equity securities and option	—	4,897	4,742	8,087
Debt securities available-for-sale	—	2,962	620	76,278
Other equity securities and interests	6	27,338	—	21,643
Total investments, at fair value	$6	$329,113	$5,362	$491,859
Investments in Alternative Assets held by the Customer ExAlt Trusts
The investments in alternative assets are held, either through direct ownership or through beneficial interests, by certain of the Customer ExAlt Trusts and consist primarily of limited partnership interests in various alternative investments, including private equity funds. These alternative investments are valued using NAV as a practical expedient. Changes in the NAV of these investments are recorded in investment income (loss), net in our consolidated statements of comprehensive income (loss). The investments in alternative assets provide the economic value that ultimately collateralizes the ExAlt Loans that Ben Liquidity originates with the Customer ExAlt Trusts in liquidity transactions and any associated fees due from the Customer ExAlt Trusts. The decrease in investments in alternative assets since March 31, 2023, was primarily driven by the transfer of $56.7 million in NAV to settle the Customer ExAlt Trust loan payable, as further described in Note 10, combined with $46.3 million in distributions.
The NAV calculation reflects the most current report of NAV and other data received from firm/fund sponsors. If no such report has been received, Ben estimates NAV based upon the last NAV calculation reported by the investment manager and adjusts it for capital calls and distributions made in the intervening time frame. Ben also considers whether adjustments to the NAV are necessary, in certain circumstances, in which management is aware of specific material events, changes in market conditions, and other relevant factors that have affected the value of an investment during the period between the date of the most recent NAV calculation reported by the investment manager or sponsor and the measurement date. Public equity securities known to be owned within an alternative investment fund, based on the most recent information reported by the general partners, are marked to market using quoted market prices on the balance sheet reporting date.
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

Portfolio Information
Our portfolio of alternative asset investments, held by certain of the Customer ExAlt Trusts by asset class of each fund as of March 31, 2024 and 2023, is summarized below (in thousands):

	Alternative Investments Portfolio Summary
	March 31, 2024		March 31, 2023
Asset Class	Carrying Value	Unfunded Commitments	Carrying Value	Unfunded Commitments
Venture Capital	$139,495	$2,548	$165,933	$2,810
Private Equity	116,462	38,401	145,073	47,218
Natural Resources	17,553	3,340	27,756	5,240
Private Real Estate	8,760	2,907	10,391	4,800
Hedge Funds	6,095	245	24,935	337
Other(1)	5,551	382	11,763	730
Total	$293,916	$47,823	$385,851	$61,135
(1)    “Other” includes earnouts, escrow, net other assets, and private debt strategies.
As of March 31, 2024, the Customer ExAlt Trusts collectively had exposure to 257 professionally managed alternative asset investment funds, comprised of 901 underlying investments, 91 percent of which are investments in private companies.
Public Equity Securities
Investment in public equity securities primarily represents ownership by both Ben and certain of the Customer ExAlt Trusts in public companies. These investments are carried at fair value, which is determined using quoted market prices. Any realized gains and losses are recorded on a trade-date basis. Realized and unrealized gains and losses are recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). As of March 31, 2024 and March 31, 2023, the fair value of investments in public equity securities was $4.9 million and $8.8 million, respectively. The balance as of March 31, 2023 included an investment in GWG Holdings’ common stock held by Ben and the Customer ExAlt Trusts totaling $3.7 million. On August 1, 2023, GWG Holdings’ plan of reorganization was declared effective, and the securities held by the Company was exchanged for equity interests in the GWG Wind Down Trust (as defined herein). The interests in the GWG Wind Down Trust are reflected as an investment in “other equity securities and interests”. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
Put Options
On April 1, 2022, Ben, through CT Risk Management, L.L.C., made aggregate payments of $5.0 million to purchase put options in the S&P 500 Index with an aggregate notional amount of $141.3 million. Half of the notional expires in April 2024, while the other half expires in April 2025. On April 27, 2022, CT Risk Management, L.L.C., sold an equity interest for $2.4 million to the third-party involved in a participation loan transaction described in Note 10 and utilized the proceeds to purchase additional put options similar to the put options purchased on April 1, 2022. These put options were sold in September 2023 for $1.0 million, resulting in a recognized loss at the time of sale of $0.7 million.
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
No options were held as of March 31, 2024. As of March 31, 2023, the fair value of the put options was $4.0 million. For the years ended March 31, 2024 and 2023, Ben recognized net losses of $3.0 million and $3.5 million, respectively, on the put options, of which approximately $2.0 million and $2.5 million, respectively, is attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
Debt Securities Available-for-Sale
As of March 31, 2024, investments in debt securities represent ownership in privately held debt securities. Investments in debt securities are classified and accounted for as available-for-sale, with unrealized gains and losses presented as a separate component of equity under the accumulated other comprehensive income (loss) line item.

Prior to August 1, 2023, investments in debt securities also included ownership in corporate debt securities, specifically, L Bonds of GWG Holdings (“L Bonds”) held by certain of the Customer ExAlt Trusts. The L Bonds had a maturity date of August 8, 2023. However, upon the effectiveness of GWG Holdings’ plan of reorganization on August 1, 2023, the investments in L Bonds converted to equity interests in the GWG Wind Down Trust, which are reflected in “other equity securities and interests,” as of March 31, 2024.
The amortized cost, estimated fair value, and unrealized gains and losses on investments in debt securities classified as available-for-sale as of March 31, 2024 and 2023 are summarized as follows:

	March 31, 2024
(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Other debt securities	$2,685	$1,337	$(1,060)	$2,962
Total available-for-sale debt securities	$2,685	$1,337	$(1,060)	$2,962

	March 31, 2023
(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities (L Bonds)	$64,313	$17,433	$(7,924)	$73,822
Other debt securities	2,685	1,347	(956)	3,076
Total available-for-sale debt securities	$66,998	$18,780	$(8,880)	$76,898
The table below indicates the length of time individual debt securities have been in a continuous loss position as of March 31, 2024 and 2023:

	March 31, 2024		March 31, 2023
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities (L Bonds):
Twelve months or longer	$—	$—	$73,822	$7,924
Other debt securities:
Less than twelve months	—	—	2,078	956
Twelve months or longer	1,964	1,060	—	—
Total available-for-sale debt securities with unrealized losses	$1,964	$1,060	$75,900	$8,880
The noncredit-related portion of the net unrealized gains of $4.1 million and $11.2 million for the years ended March 31, 2024 and 2023, respectively, was recognized as a component of accumulated other comprehensive income (loss).
During the year ended March 31, 2024, there were no credit-related loss on its investment in debt securities available-for-sale. During the year ended March 31, 2023, the Company determined the credit-related portion on its investment in debt securities available-for-sale was $12.6 million, which is recorded in the provision for credit losses on the consolidated statements of comprehensive income (loss). The Company determined these losses were credit-related as it does not expect to recover the entire amortized cost basis of the security.
The following table is a rollforward of credit-related losses recognized in earnings for the periods presented below:

	Year Ended March 31,
(Dollars in thousands)	2024	2023
Balance, beginning of period	$31,290	$18,669
Increase in credit-related loss amounts previously recognized	—	12,621
Balance, end of period	$31,290	$31,290

The contractual maturities of available-for-sale debt securities as of March 31, 2024 and 2023 are as follows:

	March 31, 2024		March 31, 2023
(Dollars in thousands)	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Due in one year or less	$1,687	$1,964	$66,000	$75,900
No fixed maturity	998	998	998	998
	$2,685	$2,962	$66,998	$76,898
Other Equity Securities and Interests
Ben and certain of the Customer ExAlt Trusts hold investments in equity securities of private companies with a readily determinable fair value, including those of the GWG Wind Down Trust. On August 1, 2023, GWG Holdings’ plan of reorganization was declared effective and our investments in its common stock and L Bonds (previously accounted for as public equity securities and available-for-sale debt securities, respectively) were then exchanged for an investment in the GWG Holdings Wind Down Trust. The fair value of these equity interests was $0.6 million and $17.4 million as of March 31, 2024 and August 1, 2023, respectively. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
Additionally, certain of the Customer ExAlt Trusts hold investments in equity securities that do not have a readily determinable fair value. These equity securities are measured using the measurement alternative for equity investments that do not have readily determinable fair values at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The value of these equity securities was $26.8 million and $21.6 million as of March 31, 2024 and 2023, respectively. The increase in value is primarily due to new investments held as of March 31, 2024 that were not held as of March 31, 2023. Additionally, during the year ended March 31, 2023, one security received an upward adjustment of $10.8 million based upon observable price changes, including a recent equity offering and stock to stock transactions. Such adjustment also represents the cumulative adjustment. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein, which reflects any upward or downward adjustments to these equity securities for the periods presented herein. During the year ended March 31, 2024, an impairment of $37.8 million was recognized, which is reflected in the gain (loss) on financial instruments, net line item on the consolidated statements of comprehensive income (loss). This impairment primarily relates to a new investment that was entered into during the third quarter, that was subsequently written off in the fourth quarter. There were no impairments to these equity securities during the year ended March 31, 2023.
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

As of March 31, 2024 and 2023, the fair value of these investments using the NAV per share practical expedient was $293.9 million and $385.9 million, respectively. During the years ended March 31, 2024 and 2023, a gain of $4.8 million and loss of $54.0 million, respectively, were recognized from changes in NAV, which are recorded within the investment income (loss), net, line item of our consolidated statements of comprehensive income (loss).
Financial instruments on a recurring basis
The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, on March 31, 2024 and 2023 are presented below:

	As of March 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Public equity securities	$4,897	$—	$—	$4,897
Other equity interests	—	558	—	558
Debt securities available-for-sale, other	—	998	1,964	2,962
Liabilities:
Warrant liability	178	—	—	178
Prepaid forward liability	14	—	—	14

	As of March 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Public equity securities	$8,837	$—	$—	$8,837
Put Options	3,991	—	—	3,991
Debt securities available-for-sale
Corporate debt securities (L Bonds)	—	73,822	—	73,822
Other debt securities	—	998	2,078	3,076
Liabilities:
Derivative liability	—	—	3,513	3,513
A reconciliation of gain (loss) on financial instruments, net for each of the periods presented herein is included in the tables below (in thousands):

	Year Ended March 31,
	2024	2023
Public equity securities
Related party equity securities	$(3,702)	$(63,536)
Other public equity securities	(237)	523
Put options	(3,023)	(3,460)
Warrant liability	2,477	—
Prepaid forward liability	(14)	—
Derivative liability	1,581	4,595
Other equity securities and interests
Related party, with a readily determinable fair value(1)	(63,755)	—
Other, without a readily determinable fair value	(37,848)	10,457
Gain (loss) on financial instruments, net	$(104,521)	$(51,421)
(1) Includes realized net gains of $13.7 million related to the Company’s previously classified available-for-sale debt securities upon reclassification from accumulated other comprehensive income during the year ended March 31, 2024.

The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:
Investment in other equity securities and interests with a readily determinable fair value
As of March 31, 2024, the fair value of these equity interests is calculated using quoted prices for similar instruments observed in the equity capital markets and is classified as a Level 2 investment in the fair value hierarchy. There were no such securities as of March 31, 2023.
Investment in debt securities available-for-sale
Corporate debt securities (L Bonds). As of March 31, 2023, the fair value of these debt securities is calculated using quoted spreads for similar instruments observed in the fixed income market and is classified as a Level 2 investment in the fair value hierarchy. There were no such securities as of March 31, 2024.
Other debt securities. The fair value of these debt securities is calculated using the market approach adjusted for the recoverability of the security. The following table provides quantitative information about the significant unobservable inputs used in the fair value measure of the Level 3 other debt securities (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range	Weighted Average
March 31, 2024	$1,964	Market Approach	Enterprise value-to-revenue multiple	0.2x – 18.9x	1.77x
March 31, 2023	$2,078	Market Approach	Enterprise value-to-revenue multiple	0.2x – 18.9x	1.74x
The following table reconciles the beginning and ending fair value of our Level 3 other debt securities:

	Year Ended March 31,
(Dollars in thousands)	2024	2023
Beginning balance	$2,078	$3,000
Gains (losses) recognized in accumulated other comprehensive income (loss)(1)	(114)	(922)
Ending balance	$1,964	$2,078
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
The following table provides quantitative information about the significant unobservable inputs used in the fair value measurement of the Level 3 derivative liability at March 31, 2023. As discussed in Note 10, there was no such derivative liability at March 31, 2024 as the derivative liability was extinguished along with its related debt on October 18, 2023 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Targets
March 31, 2023	$3,513	Discounted cash flow	Alternative asset beta to equity markets	0.42 – 1.67
			Alternative asset market discount rate	0.10
			Distribution rate	0.03 – 0.06
			Equity market risk premiums	0.07
			Net asset value volatilities	0.09 – 0.84
			Enhanced return discount rate	0.12

The following table reconciles the beginning and ending fair value of our Level 3 derivative liability:

(dollars in thousands)	Year Ended March 31, 2024	Year Ended March 31, 2023
Beginning balance	$3,513	$8,108
(Gains) losses recognized in earnings(1)	(1,581)	(4,595)
Gain recognized in loss on extinguishment of debt, net	(1,932)	—
Ending balance	$—	$3,513
(1) Recorded in (gain) loss on financial instruments, net.
There have been no transfers between levels for any assets or liabilities recorded at fair value on a recurring basis or any changes in the valuation techniques used for measuring the fair value as of March 31, 2024 and 2023, respectively.
Financial instruments on a non-recurring basis
Equity securities without a readily determinable fair value
Certain of the Customer ExAlt Trusts hold investments in equity securities that do not have a readily determinable fair value. These equity securities are measured using the measurement alternative for equity investments that do not have readily determinable fair values at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. The Company classifies the fair value measurement that occurred during the periods presented as Level 2 within the fair value hierarchy.
The value of these equity securities was $26.8 million and $21.6 million as of March 31, 2024 and 2023, respectively. The increase in value is primarily due to new investments held as of March 31, 2024 that were not held as of March 31, 2023. Additionally, during the year ended March 31, 2023, one security received an upward adjustment of $10.8 million based upon observable price changes, including a recent equity offering and stock to stock transactions. Such adjustment also represents the cumulative adjustment. There have been no adjustments since those reflected during the year ended March 31, 2023.
There were no other assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2024 and 2023.
Goodwill
During each of the fiscal quarters of 2024, primarily as a result of significant, sustained declines in our Class A common stock price and the Company’s related market capitalization, we concluded that it was more likely than not that the fair value of our reporting units was below their carrying amount. This resulted in us performing interim impairment assessments each fiscal quarter. As a result, during fiscal 2024, we wrote the carrying value of the Ben Liquidity, Ben Custody, Ben Insurance, and Ben Markets reporting units down to their estimated fair values and recognized cumulatively during fiscal 2024 a non-cash goodwill impairment charge of $2.4 billion, which is reflected in loss on impairment of goodwill in the consolidated statements of comprehensive income (loss). Prior to the goodwill impairment recorded during the current fiscal year, the Company had not previously recorded any impairments of goodwill. As such, the cumulative impairment loss as of March 31, 2024, is $2.4 billion.
For each interim impairment assessment, the Company computed the fair value of each reporting unit by computing the overall enterprise value of the Company by valuing its various equity instruments, primarily based on the Class A common stock price per share. The overall enterprise value was allocated to each reporting units using the discounted cash flow method to estimate the relative value of each reporting unit based on their future cash flows using a multi-year forecast, and a terminal value calculated using a long-term growth rate that was informed based on our industry, analyst reports of a public company peer set, current and expected future economic conditions and management expectations. The discount rate used to discount these future cash flows was determined using a capital asset pricing model based on the market value of equity of a public company peer set, adjusted for risk characteristics and expectations specific to the reporting unit, combined with an assessment of the cost of debt.
The discount rates used for each reporting unit ranged from: 24.8% to 25.6% for June 30, 2023; from 25.3% to 26.2% for September 30, 2023; from 26.3% to 27.2% for December 31, 2023; and from 28.0% to 29.3% for March 31, 2024. The Company applied a terminal year long-term growth rate of 3.0% for each reporting unit during each of the interim impairment assessments. Remaining goodwill at March 31, 2024 relates to Ben Custody and Ben Markets. There was no excess of reporting unit fair value over carrying value for Ben Custody or Ben Markets as of March 31, 2024.

The change in goodwill at each reporting unit was as follows:

(dollars in thousands)	March 31, 2023	Impairment	March 31, 2024
Ben Liquidity	$1,725,880	$(1,725,880)	$—
Ben Custody	594,219	(583,323)	10,896
Ben Insurance	37,942	(37,942)	—
Ben Markets	9,885	(7,175)	2,710
Total Goodwill	$2,367,926	$(2,354,320)	$13,606
There were no other assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2024 and 2023.
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
The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value as of March 31, 2024 and 2023, were as noted in the table below:

	As of March 31, 2024
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$7,913	$7,913
Restricted cash	1	64	64
Financial liabilities:
Debt due to related parties	2	120,505	129,327
Accounts payable and accrued expenses	1	157,157	157,157

	As of March 31, 2023
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$8,726	$8,726
Restricted cash	1	819	819
Financial liabilities:
Customer ExAlt Trusts loan payable, net	2	52,129	56,635
Debt due to related parties, net	2	99,314	96,465
Accounts payable and accrued expenses	1	65,724	65,724

7.    Fixed Assets
Fixed assets are included in other assets in the consolidated statements of financial condition and consist of the following:

(Dollars in thousands)	March 31, 2024	March 31, 2023
Computer hardware and software	$11,864	$9,899
Buildings	188	188
Furniture, fixtures, and equipment	139	139
Leasehold improvements	109	109
Other	73	73
Fixed assets, gross	12,373	10,408
Accumulated depreciation and amortization	(10,327)	(6,551)
Internal use software in process	282	487
Fixed assets, net	$2,328	$4,344
Depreciation and amortization expense related to fixed assets was $3.8 million and $3.6 million, for the years ended March 31, 2024 and 2023, respectively. The majority of our depreciation and amortization expense is related to the amortization of capitalized computer software costs, which was $3.7 million and $3.4 million, for the years ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and 2023, the unamortized computer software costs were $1.8 million and $3.5 million, respectively.
8.    Goodwill and Other Intangibles
The following tables present activity in the Company’s goodwill and finite-lived and indefinite-lived intangible assets for the years ended March 31, 2024 and 2023.

(Dollars in thousands)	March 31, 2023	Impairment	March 31, 2024	Amortization Period
Goodwill
Ben Liquidity	$1,725,880	$(1,725,880)	$—	Indefinite
Ben Custody	594,219	(583,323)	10,896	Indefinite
Ben Insurance	37,942	(37,942)	—	Indefinite
Ben Markets	9,885	(7,175)	2,710	Indefinite
Total goodwill	2,367,926	(2,354,320)	13,606	Indefinite
Insurance license	3,100	—	3,100	Indefinite
Total goodwill and intangible assets	$2,371,026	$(2,354,320)	$16,706

(Dollars in thousands)	March 31, 2022	Additions[1]	Reporting Unit Allocation	Impairment	March 31, 2023	Amortization Period
Goodwill	$2,367,750	$176	$(2,367,926)	$—	$—	Indefinite
Ben Liquidity	—	—	1,725,880	—	1,725,880	Indefinite
Ben Custody	—	—	594,219	—	594,219	Indefinite
Ben Insurance	—	—	37,942	—	37,942	Indefinite
Ben Markets	—	—	9,885	—	9,885	Indefinite
Total goodwill	2,367,750	176	—	—	2,367,926	Indefinite
Insurance license	3,100	—	—	—	3,100	Indefinite
Total goodwill and intangible assets	$2,370,850	$176	$—	$—	$2,371,026
1 The additional goodwill resulted from the purchase of MHT Securities, as discussed in Note 1.
Barring a triggering event that suggests possible impairment, the Company conducts impairment tests for goodwill and indefinite-lived assets during the fourth quarter each fiscal year, using generally accepted valuation methods. The Company conducts its annual impairment test on January 1 of each fiscal year.

As previously discussed in Note 6, during each of the fiscal quarters of 2024, primarily as a result of significant, sustained declines in our Class A common stock price and the Company’s related market capitalization, we concluded that it was more likely than not that the fair value of our reporting units was below their carrying amount. This resulted in us performing interim impairment assessments each fiscal quarter. As a result, during fiscal 2024, we wrote the carrying value of the Ben Liquidity, Ben Custody, Ben Insurance, and Ben Markets reporting units down to their estimated fair value and recognized cumulatively during fiscal 2024 a non-cash goodwill impairment charge of $2.4 billion, which is reflected in loss on impairment of goodwill in the consolidated statements of comprehensive income (loss). Prior to the goodwill impairment recorded during the current fiscal year, the Company had not previously recorded any impairments of goodwill. As such, the cumulative impairment loss as of March 31, 2024, is $2.4 billion.
The Company determined there was no impairment of goodwill or indefinite-lived intangible assets during the year ended March 31, 2023.
For each impairment assessment during 2024, the Company computed the fair value of each reporting unit by computing the overall enterprise value of the Company by valuing its various equity instruments, primarily based on the Class A common stock price per share. The overall enterprise value was allocated to each reporting units using the discounted cash flow method to estimate the relative value of each reporting unit based on their future cash flows using a multi-year forecast, and a terminal value calculated using a long-term growth rate that was informed based on our industry, analyst reports of a public company peer set, current and expected future economic conditions and management expectations. The discount rate used to discount these future cash flows was determined using a capital asset pricing model based on the market value of equity of a public company peer set, adjusted for risk characteristics and expectations specific to the reporting unit, combined with an assessment of the cost of debt.
For its 2023 annual impairment assessment, the Company used a linear interpolation method to estimate the enterprise value between two valuation dates, which were each valued using third-party market transactions involving the Company’s equity securities. The significant assumptions used in these two approaches include growth rates and the weighted-average cost of capital used to discount future cash flows. The Company believes that the linear interpolation methodology provides the most reasonable basis for the valuation of its enterprise value because the Company did not identify any significant events that occurred during the intervening periods that would have caused a material change in fair value.
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
Finally, management has determined that none of the Company’s goodwill is deductible for tax purposes.

9.    Other Assets and Other Liabilities
The following table details the components of other assets:

(Dollars in thousands)	March 31, 2024	March 31, 2023
Promissory note receivable	$5,515	$5,104
Allowance for promissory note receivable and other receivables	(5,515)	—
Prepaid expenses	4,054	2,329
Loan fee receivable	2,932	—
Insurance reimbursable receivable	2,840	3,211
Fixed assets (Note 7)	2,328	4,344
Distribution receivables	—	5,891
Deferred costs of equity offering	343	7,778
Related party receivables	—	17,795
Allowance for related party receivables	—	(15,600)
Other assets	2,202	2,051
Total Other assets, net	$14,699	$32,903
Related Party Receivables
Related party receivables consisted of amounts owed to the Company in connection with the Shared Services Agreement with GWG Holdings discussed in Note 16. The Shared Services Agreement terminated upon the execution of GWG Holdings’ bankruptcy plan on August 1, 2023. As of March 31, 2024 and 2023, reserves related to these receivables were nil and $15.6 million, respectively. As a result of the termination of the Shared Services Agreement, receivables and related allowance of $15.6 million were written off during the year ended March 31, 2024.
Promissory Note Receivable
There are amounts due under two promissory note agreements for funds advanced outside of our normal liquidity arrangements with and original principal balances of $2.5 million and $0.9 million as of March 31, 2024 and 2023. The $2.5 million note bears interest at 9.0% per annum and was paid-in-kind by adding to the outstanding principal. The $0.9 million note bears interest at the lesser of 18% or the mid-term federal rate (360 day year) and was paid-in-kind by adding to the outstanding principal. The interest rate was 5.00% per annum as of March 31, 2024 and 5.00% per annum as of March 31, 2023. Both promissory note agreements matured in April 2024. The Company is negotiating with the counterparty on potentially extending these note agreements or otherwise coming to a resolution on these outstanding balances. The notes may be prepaid at any time without penalty. Mandatory prepayments are required if certain conditions are met. Total principal and interest due for both promissory notes as of March 31, 2024 and 2023 was $5.5 million and $5.1 million, respectively. As of March 31, 2024 and 2023, reserves related to these receivables were $5.5 million and nil, respectively.
The following table details the components of other liabilities:

(Dollars in thousands)	March 31, 2024	March 31, 2023
Interest commitments	$18,243	$13,499
Accrued interest on debt due to related parties	9,740	—
Deferred upfront fees	2,717	—
Other	1,027	1,123
Total Other liabilities	$31,727	$14,622
Interest Commitments
The primary closing conditions of the Company’s formative transactions consisted of (i) MHT Financial entering into purchase and sale agreements with certain counterparties, which were owners of alternative asset funds to acquire their portfolios of alternative assets (collectively, the “Formative Transactions Exchange Portfolio”) in exchange for agreed upon consideration and (ii) MHT Financial’s subsequent contribution of the Formative Transactions Exchange Portfolio into the custody of certain constituent trusts (each a “Custody Trust”) of the ExAlt PlanTM (as structured for the formative transactions, the “Formative ExAlt PlanTM”) in exchange for Common Units of Ben and debt and equity securities of GWG Holdings of an agreed upon value issued to certain other constituent trusts of the Formative ExAlt PlanTM of which MHT

Financial was named the sole beneficiary (such trusts, the “2017-18 Exchange Trusts”). In connection with these formative transactions and related closing conditions, the Company agreed with certain other sellers to MHT Financial to accrue interest beginning on August 10, 2018, at a rate of 1-month London Interbank Offered Rate (“LIBOR”) plus 3.95% for thirty percent of the value of the Ben Common Units held by these 2017-18 Exchange Trusts until such time that these 2017-18 Exchange Trusts liquidate their holdings of Ben Common Units. The Company does not have an obligation to repurchase or redeem the Ben Common Units held by the 2017-18 Exchange Trusts. Interest expense of $4.7 million and $3.6 million was recognized during the years ended March 31, 2024 and 2023, respectively. Accrued interest on this commitment is reflected in other liabilities. No amount of accrued interest has been paid through March 31, 2024.
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
The Customer ExAlt Trust loan payable does not have scheduled principal or interest payments due prior to its maturity date of December 7, 2033. Prepayment of the loans, in whole or in part, is permitted without premium or penalty. A pro-rata portion of the cash flows from $352.6 million of alternative assets acquired by the Customer ExAlt Trusts on December 7, 2021(the “Acquired Assets”) are the sole source of cash flows to be used by the Customer ExAlt Trusts to satisfy its obligations under the terms of the loan agreement. The percentage of the Acquired Assets allocated to supporting the repayment of the Customer ExAlt Trust loan payable amounted to approximately 27.8% (the “Participation Allocation”). Ben and its subsidiaries have no obligation or other requirements to repay the Customer ExAlt Trust loan payable should the pro-rata cash flows from the $352.6 million of alternative assets associated with the loan be insufficient to pay all contractual obligations owed under the terms of the loan agreement. The Customer ExAlt Trust loan payable bears interest at 12% per annum.
Termination of Customer ExAlt Trust Loan Payable
On October 18, 2023, the applicable Customer ExAlt Trusts distributed, transferred and assigned the Participation Allocation (net of a qualified charitable distribution) to a subsidiary of the holder of the Customer ExAlt Trust loan payable. As a result, all obligations owed under the Customer ExAlt Trust loan payable have been repaid and the related participation interest no longer remains outstanding. As such, the Customer ExAlt Trusts repaid the entire outstanding principal balance of the ExAlt Trust Loan Payable of $50.9 million including interest paid-in-kind, by transferring $56.7 million of alternative assets. The payoff of the Customer ExAlt Trust Loan Payable was accounted for as a debt extinguishment in accordance with ASC 470, Debt. Accordingly, the Customer ExAlt Trusts recorded a $8.8 million loss on extinguishment related to the payoff for the year ended March 31, 2024, which is reflected in the loss on extinguishment of debt line item on the consolidated statements of comprehensive income (loss). The loss on extinguishment represents the difference between the carrying value of the ExAlt Trust Loan Payable at payoff of $47.9 million, net of an unamortized discount of $5.0 million and fair value of the contingent interest derivative liability of $1.9 million, and the NAV of the assets of $56.7 million, which was determined to have the most readily determinable fair value at the time of the nonmonetary transaction.
As of March 31, 2023, the outstanding principal, including interest paid-in-kind, was $54.2 million. The balance reflected on the consolidated statements of financial condition as of March 31, 2023, was $52.1 million, which includes the fair value of the contingent interest derivative liability of $3.5 million and unamortized debt discount of $5.6 million.
The loan agreement includes a contingent interest feature whereby additional interest could be owed up to a maximum rate of 21% under certain circumstances, dependent principally on the cash flows generated by the pro rata portion of the underlying collateral. As the contingent interest feature is not based on creditworthiness, such feature is not clearly and closely related to the host instrument and is therefore bifurcated and recognized as a derivative liability with a resulting debt discount at inception. The fair value of the contingent interest derivative liability was $3.5 million as of March 31, 2023, and was recognized as a component of the Customer ExAlt Trust loan payable in the consolidated statements of financial condition. The related net gains of $1.6 million and $4.6 million is reflected in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss) for the years ended March 31, 2024 and 2023. The amortization of the debt discount, which is reflected as a component of interest expense in the consolidated statements of comprehensive income (loss), was $0.6 million and $1.7 million for the years ended March 31, 2024 and 2023, respectively.

11.    Debt Due to Related Parties
As of March 31, 2024 and 2023, the Company’s debt due to related parties consisted of the following:

(Dollars in thousands)	March 31, 2024	March 31, 2023
First Lien Credit Agreement	$21,264	$21,350
Second Lien Credit Agreement	72,996	73,291
Term Loan	25,000	—
Other borrowings	2,180	2,076
Unamortized debt (discount) premium, net	(935)	2,597
Total debt due to related parties, net	$120,505	$99,314
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
On February 15, 2023, Ben executed those certain Amendment No. 5 to Second Amended and Restated Credit Agreement and Consent and Amendment No. 5 to Second Amended and Restated Second Lien Credit Agreement with HCLP, pursuant to which, as required by the prior amendment, certain Ben subsidiaries became subsidiary guarantors and entered into those certain Amended and Restated Security and Pledge Agreement (First Lien) and Amended and Restated Security and Pledge Agreement (Second Lien), that certain first lien Guaranty and that certain second lien Guaranty.
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
On July 12, 2023, BCH, entered into (a) that certain Amendment No. 7 to the First Lien Amendment, which amended the First Lien Credit Agreement, and (b) that certain Amendment No. 7 to Second Lien Amendment (together with the First Lien Amendment, the “Seventh Amendments”), which amended the Second Lien Credit Agreement, each among BCH, HCLP and the other parties thereto. Among other things, the Seventh Amendments (i) modified the interest rate to a fixed rate of 9.5%, (ii) extended the maturity dates of the First Lien Amendment and the Second Lien Amendment to September 15, 2024 and September 15, 2027, respectively, and (iii) agreed to installment payments on the First Lien Amendment of $5.0 million on each of March 29th, June 28th, September 29th, and December 29th of each year for so long as the obligations remain outstanding, and so long as such payments do not cause a going concern. No payments will be made on the Second Lien Amendment until the obligations on the First Lien Amendment have been fully satisfied. No principal payments were made on the First or Second Lien Credit Agreements during fiscal year 2024 or 2023. Ben agreed to pay fees totaling approximately $0.1 million. During the years ended March 31, 2024 and 2023, no deferred financing costs were paid to HCLP. As of March 31, 2024 and 2023, the unamortized premium related to the Second A&R Agreements was $0.5 million and $2.6 million, respectively. Through March 31, 2024, all required principal and interest payments due under the Second A&R Agreements have been paid.

In connection with the Second A&R Agreements, Beneficient Holdings, Inc. (“BHI”), which owns a majority of the BCH Class S Ordinary Units, BCH Preferred A.1, and FLP Subclass 1 Unit Accounts issued by BCH, will grant certain tax-related concessions to HCLP as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5.0% of BHI’s BCH Preferred A.1, which will be held by HCLP, may convert to BCH Preferred A.0. In addition, recipients of a grant of BCH Preferred A.1 from BHI will have the right to put an amount of BCH Preferred A.1 to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred A.1 from BHI. No such liability existed as of March 31, 2024 and 2023.
The Second A&R Agreements and ancillary documents contain covenants that (i) prevent Ben from issuing any securities senior to the BCH Preferred A.0 or BCH Preferred A.1; (ii) prevent Ben from incurring additional debt or borrowings greater than $10.0 million, other than trade payables, while the loans are outstanding; and (iii) prevent, without the written consent of HCLP, GWG Holdings from selling, transferring, or otherwise disposing of any BCH Preferred A.1 held as of May 15, 2020, other than to its subsidiary GWG DLP Funding V, LLC. Ben obtained consents for the Second A&R Agreements from HCLP in connection with the HH-BDH Credit Agreement (as defined below). As of March 31, 2024, the Company was in compliance with all covenants.
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
Borrowings under the HH-BDH Credit Agreement bear interest, at the Company’s option, calculated according to a base rate, adjusted term SOFR rate, or adjusted daily simple SOFR rate, plus an applicable margin, subject to a Maximum Rate determined by applicable law in the State of New York. The Company elected the adjusted daily simple SOFR rate with a margin of 6.5% for the first two years and 5.5% for the third year. Accrued and unpaid interest is payable monthly, upon prepayment, and at maturity. The Term Loan will mature on October 19, 2026, and all outstanding principal amounts and accrued and unpaid interest thereon shall be due and payable on such date. During the year ended March 31, 2024, $1.6 million deferred financing costs were paid related to the Term Loan. As of March 31, 2024, the unamortized discount related to the Term Loan was $1.5 million.
The Term Loan is secured in part by pledges of: (a) substantially all of the assets of the Borrower, (b) the Guarantor’s equity interests in the Borrower, (c) 97.5% of the equity interests held by The EP-00117 Custody Trust, a Delaware statutory trust known as the “Custody Trust”, in certain entities that hold interests in private investment funds, which, as of March 31, 2024, represented approximately 41.5% of all assets held by the Customer ExAlt Trusts and (d) certain deposit accounts.
The HH-BDH Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including covenants which restrict the ability of the Loan Parties, the Custody Trust and certain affiliated entities to, among other things, create liens, incur additional indebtedness, make certain restricted payments and engage in certain other transactions, in each case subject to certain customary exceptions. In addition, the HH-BDH Credit Agreement contains certain financial maintenance covenants, including a debt service coverage ratio of 1.25 to 1.00. As of March 31, 2024, the Company was in compliance with all covenants.
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
Aggregate maturities of principal and accrued interest on the debt due to related parties for the next five fiscal years ending March 31 are as follows:

(Dollars in thousands)	Debt Due to Related Parties
2025	$23,444
2026	—
2027	25,000
2028	72,996
2029	—
12.    Share-based Compensation
As of March 31, 2024 and 2023, the Company has outstanding share-based awards under the Beneficient Management Partners, L.P. (“BMP”) Equity Incentive Plan (the “BMP Equity Incentive Plan”), the Beneficient 2023 Long Term Incentive Plan (the “2023 Incentive Plan”), and BCH Preferred A.1, as more fully described below.
Following stockholder approval on April 18, 2024, the Company effected a reverse stock split of our Class A and Class B common stock at a ratio of 1-for-80 and a simultaneous proportionate reduction in the authorized shares of each class of Common Stock as required by Nevada Revised Statues Section 78.207 (see Note 22). All outstanding restricted stock units and restricted equity units, as well as the Company’s equity incentive plans have been retroactively adjusted to reflect the 1-for-80 Reverse Stock Split.
BMP Equity Incentive Plan
The Board of Directors of Ben Management, Ben’s general partner prior to the Conversion, adopted the BMP Equity Incentive Plan in 2019. Under the BMP Equity Incentive Plan, certain directors and employees of Ben are eligible to receive equity units in BMP, an entity affiliated with the Board of Directors of Ben Management, in return for their services to Ben. The BMP equity units eligible to be awarded to employees is comprised of BMP’s Class A Units and/or BMP’s Class B Units (collectively, the “BMP Equity Units”). As of March 31, 2024, the Board has authorized the issuance of up to 119,000,000 units each of the BMP Equity Units. All awards are classified in equity upon issuance.
BMP’s Class A Units indirectly participate in profits from certain revenue streams and a portion of any upward carrying value adjustments associated with BCH through the FLP Subclass 2 Unit Accounts of BCH as described in Note 13. The income allocation from the FLP Subclass 2 Units is reinvested equally into Class S Ordinary Units and Class S Preferred Units issued by BCH on a quarterly basis. For vested Class A Units, on a quarterly basis and subject to certain restrictions, the holder can direct that all or a portion of the Class S Ordinary Units and Class S Preferred Units attributable to such vested units be converted into BCG’s Common Units and either i) distributed to the holder or ii) sold to another party with the proceeds less any transaction expenses distributed to the holder. Upon holder’s termination of employment from Ben for reasons other than cause, BMP will redeem the vested Class A Units for consideration comprised of either i) BCG Common Units or ii) cash proceeds from BCG Common Units being sold to another party less any transaction expenses. The value at redemption is based on the continued participation in the income allocated to the holder’s Class A Units for five years, with such continued participation reduced each year after termination by 20 percent.
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
There were no BMP Equity Units granted during the year ended March 31, 2024. The table below summarizes the key inputs used in the valuation of the BMP Equity Units granted during the period ended below:

Range of Targets
Unobservable Inputs	Year Ended March 31, 2023
Expected term in years	4
Discount rate	32.1%
Discount for lack of marketability	23.1%
Long-term growth rate (after discrete projection period)	2.5%
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
2018 Ben Equity Incentive Plan
The Ben Equity Incentive Plan was adopted in September 2018 (the “2018 Ben Equity Incentive Plan”). Under the 2018 Ben Equity Incentive Plan, Ben was permitted to grant equity awards in the form of restricted equity units (“REUs”) up to a maximum of 160,141, representing ownership interests in BCG Common Units. Effective as of the Conversion, the Company assumed obligations under the outstanding REUs under the 2018 Ben Equity Incentive Plan and agreed to issue shares of Class A common stock upon settlement of such outstanding REUs. Settled awards under the 2018 Ben Equity Incentive Plan dilute BCG’s Common Unitholders. The total number of BCG Common Units that were issuable under the 2018 Ben Equity Incentive Plan was equivalent to 15% of the number of fully diluted BCG Common Units outstanding, subject to annual adjustment. All awards were classified in equity upon issuance. Following the Business Combination, no additional awards may be issued under the 2018 Equity Incentive Plan and all outstanding awards are settleable at a ratio of 1.25 shares of the Class A common stock for each restricted equity unit.
During the third quarter of 2020, 6,438 units were granted to a senior partner director subject to a performance condition. The performance condition was met upon public listing in June 2023 and expense for vested units was recognized in June of 2023. The recognition of the remaining compensation cost will be recognized over the remaining vesting period. Total recognized compensation cost related to these awards for the year ended March 31, 2024 is approximately $6.1 million. The originally granted units were increased at a rate of one-to-1.25 units, or by 1,610 units, upon public listing and effectiveness of the 2023 Incentive Plan. The remaining unrecognized compensation cost related to these awards is approximately $0.3 million as of March 31, 2024.
Effective April 1, 2022, Ben granted 6,420 REUs to employees and certain directors, which increased at a rate of one to 1.25 units, or by 1,605 units upon public listing and effectiveness of the 2023 Incentive Plan, of which, 1,480 have been forfeited. Effective October 1, 2022, 503 REUs were granted to employees, which increased at a rate of one to 1.25 units, or by 126 units upon public listing and effectiveness of the 2023 Incentive Plan, of which, 82 have been forfeited. The performance condition for these awards was met upon public listing in June 2023 and expense for vested units was recognized during June of 2023. The recognition of the remaining compensation cost will be recognized over the remaining vesting period. Total recognized compensation cost related to these awards for the year ended March 31, 2024 is approximately $3.4 million, respectively. The remaining unrecognized compensation cost related to these awards is approximately $1.8 million as of March 31, 2024.
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
Commissions
Certain of our employees’ commission compensation is in the form of common stock. Such shares granted to employees are subject to service-based vesting conditions over a multi-year period from the recipient’s grant date. Awards granted through June 8, 2023 were also subject to a performance condition, which was met on June 8, 2023 when Ben became publicly listed. The Company recorded $3.0 million of share-based compensation expense related to these awards during the year ended March 31, 2024.
The following table summarizes the award activity, in units, for the BMP and Ben Equity Incentive Plans during the years ended March 31, 2024 and 2023:

	BMP		RSU
(units in thousands)	Units	Weighted Average Grant Date Fair Value per Unit	Units	Weighted Average Grant Date Fair Value per Unit
Balance, March 31, 2022	1,118	$9.78	23	$10.00
Granted during the period	35	10.67	8	10.00
Vested during the period	(646)	9.73	(8)	10.00
Forfeited during the period	(69)	10.00	(1)	10.00
Balance, March 31, 2023	438	$10.04	22	$10.00
Granted during the period	—	—	51	2.73
Vested during the period	(287)	9.75	(40)	5.17
Forfeited during the period	(34)	10.18	(7)	4.09
Balance, March 31, 2024	117	$10.34	26	$4.69

The following table presents the components of share-based compensation expense, included in employee compensation and benefits, recognized in the consolidated statements of comprehensive income (loss) for the years ended March 31, 2024 and 2023:

	Year Ended March 31,
(dollars in thousands)	2024	2023
BMP equity units	$1,854	$4,297
Restricted stock units	18,415	4,358
Preferred equity	858	1,430
Other(1)	17,976	—
Total share-based compensation	$39,103	$10,085
(1) Includes $15.0 million of compensation recognized related to the BCG Recapitalization and $3.0 million recognized for equity based compensation issued to employees for Ben Liquidity transactions.
Unrecognized share-based compensation expense totaled $7.0 million as of March 31, 2024, which we expect to recognize based on scheduled vesting of awards outstanding at March 31, 2024. The following table presents the share-based compensation expense expected to be recognized over the next five fiscal years ending March 31 for awards outstanding as of March 31, 2024:

(dollars in thousands)	BMP	RSU	Commissions	Total
2025	$540	$2,894	$191	$3,625
2026	242	2,096	60	2,398
2027	14	994	—	1,008
2028	—	—	—	—
2029	—	—	—	—
Total	$796	$5,984	$251	$7,031
Weighted-average period to be recognized	1.56	2.64	1.40
13.    Equity
Below is a description of the outstanding classes of the equity of the Company, including quasi-equity amounts that are required to be reported as temporary equity between the liabilities and equity sections on the consolidated statements of financial condition. The Amended and Restated LPA of BCH (“BCH LPA”) and the articles of incorporation and bylaws of Beneficient, govern the terms of these equity securities, as applicable. The Company’s governing documents authorize the issuance of additional classes of equity. All equity interests of BCH are limited partnership interests.
Following stockholder approval on April 18, 2024, the Company effected a reverse stock split of our Class A and Class B common stock at a ratio of 1-for-80 and a simultaneous proportionate reduction in the authorized shares of each class of Common Stock as required by Nevada Revised Statues Section 78.207 (see Note 22). All share and per share amounts of our Class A and Class B common stock presented have been retroactively adjusted to reflect the Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid in capital.
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
Standby Equity Purchase Agreement
On June 27, 2023, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), whereby the Company has the right, but not the obligation, to sell to Yorkville up to $250.0 million of its shares of the Company’s common stock at the Company’s request any time during the 36 months following the execution of the SEPA, subject to certain conditions. The Company expects to use the net proceeds received from this for working capital and general corporate purposes. The Company paid a structuring fee in cash and a commitment fee in an amount equal to $1.3 million by issuing 5,703 shares of Class A common stock in July 2023.
On September 29, 2023, a resale registration statement on Form S-1 was declared effective by the SEC, thereby permitting sales of Class A common stock to Yorkville under the SEPA. Subsequent to the effectiveness of this resale registration statement and through March 31, 2024, the Company sold a total of 48,818 Class A common shares for a total of $1.3 million in net proceeds.
Preferred Stock:
Under the terms of our articles of incorporation, our Board is authorized to issue up to 250 million shares of preferred stock in one or more series. Through March 31, 2024, 50 million shares of preferred stock are designated as shares of Series A preferred stock and approximately 4 million are designated as shares of Series B preferred stock pursuant to certificates of designation.
Series A Preferred Stock
As of March 31, 2024 and 2023, there were no shares of Series A preferred stock issued and outstanding, respectively.
Maturity. Subject to the redemption and conversion rights described below, shares of Series A preferred stock are perpetual securities.
Priority. Shares of Series A preferred stock rank senior to shares of Common Stock with respect to dividend rights and/or distribution rights upon the liquidation, winding up or dissolution, as applicable, of Beneficient.
Voting. Holders of Series A preferred stock are not entitled to vote on any matter, except as required by law.
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
Series B Preferred Stock
The Series B preferred stock has various subclasses, however, the general rights, preferences, privileges and restrictions of these equity securities are described below. Each of the Series B preferred stock has a par value of $0.001 per share. The most significant difference in the various subclasses of the Series B preferred stock pertains to the conversion rate and the mandatory conversion periods, both of which are described below. During fiscal year 2024, the Company issued Series B preferred stock comprising subclasses No. 1 through No. 4 in the amounts of 3,768,995; 200,000; 20,000; and 6,932 shares, respectively.
During October 2023, the 3,768,995 shares of Series B-1 preferred stock converted into 172,574 shares of Class A common stock at a price per share of approximately $218.40. No other Series B preferred stock has converted through March 31, 2024.

As of March 31, 2024, there were a total of 226,932 shares of Series B preferred stock, issued and outstanding, respectively. No shares of the Series B preferred stock was outstanding at March 31, 2023.
Maturity. Subject to the redemption and conversion rights described below, shares of Series B preferred stock are perpetual securities.
Priority. Shares of Series B preferred stock rank, with respect to dividend rights and/or distribution rights upon the liquidation, winding up or dissolution, as applicable, of Beneficient as: (i) senior to shares of Class A and Class B Common Stock; (ii) pari passu with Series A Preferred Stock; (iii) senior, pari passu or junior with respect to any other series of preferred stock, as set forth in the terms with respect to such preferred stock; and (iv) junior to all existing and future indebtedness of the Beneficient.
Voting. Holders of Series B preferred stock are not entitled to vote on any matter, expect as required by law.
Dividends. Holders of Series B preferred stock are entitled to receive ratably any dividends that our Board declares and pays on the Common Stock, on an as-converted basis, when paid to holders of Common Stock. Beneficient may, subject to customary restrictions, but is not required to, declare or pay any dividends solely on shares of Series B preferred stock.
Liquidation or Dissolution. The initial liquidation preference of Series B preferred stock is $10.00 per share, plus any declared but unpaid dividends (the “Series B Liquidation Preference”). In the event of our liquidation, dissolution or winding up, holders of Series B preferred stock are entitled to receive, per share of Series B preferred stock, the Series B Liquidation Preference amount such holder would have received had their shares of Series B preferred stock converted into Class A common stock immediately prior to such liquidation event.
Conversion, Transferability and Exchange. In the event of specified extraordinary transactions, as a result of which shares of Class A common stock would be converted into, or exchanged for, stock, other securities or other property or assets (including cash or any combination thereof), each share of Series B preferred stock outstanding immediately prior to such event will, without the consent of the holders of Series B preferred stock, become convertible into the kind of stock, other securities or other property or assets that such holder would have been entitled to receive if such holder had converted its shares of Series B preferred stock into shares of Class A common stock immediately prior to such event.
Optional Conversion. The conversion price is determined generally based on a volume weighted price of the Class A common stock at the time the Series B preferred stock is issued. The conversion price for the various subclasses of Series B preferred stock ranged from $5.38 to $436.80 (the “Conversion Price”). Each share of Series B preferred stock is convertible at the option of the holder thereof into a number of shares of Class A common stock that is equal to $10.00 divided by Conversion Price then in effect as of the date of such notice (the “Conversion Rate”). The Conversion Price shall be subject to reset on certain dates (generally monthly) following the date of issuance of the Series B preferred stock, subject to adjustment, including the reset Conversion Price cannot adjust lower than 50% of the initial Conversion Price or generally, higher than the initial Conversion Price. Based on the shares of Series B preferred stock outstanding as of March 31, 2024, the maximum number of Class A common shares that can be issued upon conversion of the Series B preferred stock is 165,037 shares.
Mandatory Conversion. Each outstanding share of Series B preferred stock will automatically convert into a number of shares of Class A common stock (the “Mandatory Conversion”) at the Conversion Rate then in effect on the date that is the earliest to occur of: (a) 210 calendar days (for Series B-1 preferred stock) and 60 months (for the other Series B preferred stock subclasses) after the Original Issue Date, subject to certain conditions, (b) if the conditions of clause (a) are not met on the date that is 210 calendar days (for Series B-1 preferred stock) and 60 months (for the other Series B preferred stock subclasses) following the Original Issue Date, the first date thereafter on which any shares of Series B preferred stock may be resold pursuant to Rule 144 under the Securities Act or the Resale Registration Statement has become effective and, applicable only to the Series B-1 preferred stock, (c) the one year anniversary of the Original Issue Date. The Series B-1 preferred stock shall not convert into Class A common stock to the extent such conversion would cause a holder to exceed 9.99% (the “Beneficial Ownership Limitation”) of the number of shares of the Class A common stock outstanding immediately after giving effect to conversion, while the other subclasses of Series B preferred stock have a 4.99% Beneficial Ownership Limitation.

Redeemable Noncontrolling Interests:
Preferred Series A Subclass 0 Unit Accounts
The BCH Preferred A.0 receives a quarterly guaranteed payment calculated as 6% of the BCH Preferred A.0’s initial capital account balance on an annual basis, or 1.50% per fiscal quarter. The Preferred A.0 does not receive any allocations of profits, except to recoup losses previously allocated. The guaranteed payment to BCH Preferred A.0 is not subject to available cash and has priority over all other distributions made by BCH. BCH and the holders of the BCH Preferred A.0 entered into an agreement to defer the guaranteed payment to November 15, 2024; provided that such a guaranteed payment may be made prior to November 15, 2024 if the Audit Committee of the Board of Directors, determines that making such payment, in part or in full, would not cause Ben to incur a going concern issue. The guaranteed payment accrual totaled $37.7 million and $20.9 million as of March 31, 2024 and 2023, respectively, and is included in the accounts payable and accrued expenses line item of the consolidated statements of financial condition.
Additionally, the BCH Preferred A.0 has the ability under the BCH LPA to elect, by a majority of holders of BCH Preferred A.0, to receive a full return of capital senior to any other security if an event causing mandatory returns of capital occurs.
The BCH Preferred A.0 can be converted into Class S Units at the election of the holder, at a price equal to the average of (i) $840.00, and (ii) the volume-weighted average closing price of Class A common stock for the twenty (20) days preceding the applicable exchange date; provided, that from the effectiveness of the BCH LPA through December 31, 2027, such conversion price shall not be less than $840.00.
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
The following table presents a rollforward of the redeemable noncontrolling interests for the years ended March 31, 2024 and 2023:

	Redeemable Noncontrolling Interests
(Dollars in thousands)	Preferred Series A.0	Preferred Series A.1	Total Redeemable Noncontrolling Interests
Balance, March 31, 2022	249,907	742,331	992,238
Net income (loss)	15,822	(4,298)	11,524
Deemed dividend upon issuance for U. S. GAAP to tax basis true-up	—	(314)	(314)
Deemed dividend for BCG Preferred Series B.2 Unit Accounts preferred return	—	(37,133)	(37,133)
Transfer from BCH Preferred Series A.1 Unit Accounts to BCH Preferred Series A.0 Unit Accounts	1,145	(1,145)	—
BCH Preferred Series A.0 Unit Accounts guaranteed payment accrual	(15,822)	—	(15,822)
Balance, March 31, 2023	251,052	699,441	950,493
Net income (loss)	16,793	—	16,793
Reclass of BCH Preferred A.1 from temporary to permanent equity	—	(699,441)	(699,441)
BCH Preferred Series A.0 Unit Accounts guaranteed payment accrual	(16,793)	—	(16,793)
Balance, March 31, 2024	$251,052	$—	$251,052

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
The following table presents a rollforward of the noncontrolling interests for the years ended March 31, 2024 and 2023:

	Noncontrolling Interests
(Dollars in thousands)	Trusts	BCH Class S Ordinary	BCH Class S Preferred	FLP	BCH Preferred Series A.1	BCH Preferred Series C	Class A of CT	Total Noncontrolling Interests
Balance, March 31, 2022	982	69,831	1,315	—	—	205,759	—	277,887
Net income (loss)	(117,861)	(16,987)	—	3,166	—	—	(962)	(132,644)
Noncontrolling interest reclass	—	1,116	1,117	(2,233)	—	—	—	—
Payment of employee payroll taxes on restricted equity units	—	(459)	(460)	—	—	—	—	(919)
Distribution to noncontrolling interest	—	—	—	—	—	—	(131)	(131)
Noncash issuance of noncontrolling interest	299	—	—	—	—	—	—	299
Reclass of distributions payable to noncontrolling interest holder	(1,719)	—	—	—	—	—	—	(1,719)
Reclass of allocated income for FLP Subclass 3 to payable	—	—	—	(933)	—	—	—	(933)
Issuance of noncontrolling interest	—	—	—	—	—	—	2,430	2,430
Annual reallocation of FLP	—	(941)	(1,116)	—	—	—	—	(2,057)
Balance, March 31, 2023	(118,299)	52,560	856	—	—	205,759	1,337	142,213
Net income (loss)	(44,175)	(48,676)	(856)	—	(484,556)	—	(1,068)	(579,331)
Issuance of shares in connection with recent financings	133	—	—	—	—	—	—	133
Reclass of distributions payable to noncontrolling interest holder	(1,170)	—	—	—	—	—	—	(1,170)
Reduction of noncontrolling interest in connection with recent financings	(3,272)	—	—	—	—	—	—	(3,272)
Issuance of noncontrolling interest in connection with recent financings	79	—	—	—	—	—	—	79
Conversion of BCH Class S Ordinary to Class A common stock	—	(3,884)	—	—	—	—	—	(3,884)
Conversion of Preferred Series C to Class A common stock	—	—	—	—	—	(205,759)	—	(205,759)
Deemed dividend for BCG Preferred B.2 Unit Accounts preferred return	—	—	—	—	(6,942)	—	—	(6,942)
Reclass of BCH Preferred A.1 from temporary to permanent equity	—	—	—	—	699,441	—	—	699,441
Issuance of Series B-1 preferred stock and noncontrolling interest in connection with recent financings	992	—	—	—	—	—	—	992
Distribution to noncontrolling interest	—	—	—	—	—	—	(269)	(269)
Balance, March 31, 2024	$(165,712)	$—	$—	$—	$207,943	$—	$—	$42,231
Preferred Series A Subclass 1 Unit Accounts
The BCH Preferred A.1 Unit accounts are issued by BCH and are non-participating and convertible on a dollar basis.
The weighted average preferred return rate for the years ended March 31, 2024 and 2023, was approximately 0.23% and 1.38%, respectively. No amounts have been paid to the BCH Preferred A.1 holders related to the preferred return from inception through March 31, 2024, and any amounts earned have been accrued and are included in the balance of redeemable noncontrolling interests presented on the consolidated statements of financial condition. As of March 31, 2024, approximately $106.1 million of preferred return related to the BCH Preferred A.1 has not been allocated to its holders due to insufficient income during those periods to fully satisfy the preferred return and will be allocable to the BCH Preferred A.1 holders in future quarterly periods to the extent that sufficient income, if any, is available for such allocation. In accordance with the BCH LPA, the preferred rate was waived and will not accrue from June 7, 2023 until December 31, 2024, except to the extent of allocations of income to the holders of the BCH Preferred A.1, in which event distributions may be requested by the holders of the BCH Preferred A.1, and if not requested, such amounts shall be accrued. In connection with the consummation of the Business Combination, the holders of the BCH Preferred A.1 agreed to significantly reduce the BCH Preferred A.1 return rate and also agreed to waive and defer the accrual of the preferred return as described above. In addition, until January 1, 2025, the hypothetical BCH Preferred A.1 capital account will only be increased to the extent there are allocations of income during such period. The agreement to waive and not accrue the Quarterly Preferred Series A.1 Return from the effective date of the BCH LPA until December 31, 2024 does not affect or waive any Quarterly Preferred Series A.1 Returns or hypothetical BCH Preferred A.1 capital account already accrued as of the effective date. Additionally, certain BCH Preferred A.1 holders agreed to be specially allocated any income or losses associated with the BMP Equity Incentive Plan, and certain other costs.
Beginning January 1, 2025, BCH Preferred A.1 may be converted into BCH Class S Ordinary Units at the election of the holder, subject to a 20% annual conversion limit through December 31, 2029 as set forth in the BCH LPA; provided, that if the conversion price for the BCH Preferred A.1 equals or exceeds $1,440.00 on December 31 of any such calendar year, the annual conversion limit shall no longer be applicable. Upon conversion, the holder shall be issued BCH Class S Ordinary Units in an amount equal to the capital account balance associated with the BCH Preferred A.1 being converted divided by a price equal to the average closing price of Class A common stock for the thirty (30) days preceding the applicable exchange date; provided, that from the effectiveness of the BCH LPA through December 31, 2027, such conversion price shall not be less than $840.00. The holder of such newly issued BCH Class S Ordinary Units may immediately convert them into Class A common stock.
The BCH LPA also includes certain limitations of BCH, without the consent of a majority-in-interest of the Preferred Series A Unit Account holders, to i) issue any new equity securities and ii) except as otherwise provided, incur indebtedness that is senior to or pari passu with any right of distribution, redemption, repayment, repurchase or other payments relating to the Preferred Series A Unit Accounts. Further, BCH cannot, prior to the conversion of all the Preferred Series A Unit Accounts, incur any additional long-term debt unless i) after giving effect to the incurrence of the new long-term debt on a pro forma basis, the sum of certain preferred stock, existing debt and any new long-term indebtedness would not exceed 55% of the BCH’s NAV plus cash on hand, and ii) at the time of incurrence of any new long-term indebtedness, the aggregate balance of the BCH’s (including controlled subsidiaries) debt plus such new long-term debt does not exceed 40% of the sum of the NAV of the interests in alternative assets supporting the Collateral underlying the loan portfolio of BCH and its subsidiaries plus cash on hand at Ben, BCH and its subsidiaries. Upon the effectiveness of the BCH LPA, the redemption feature of the BCH Preferred A.1 was removed, which resulted in the BCH Preferred A.1 no longer being required to be presented in temporary equity in the consolidated statement of financial condition as of June 30, 2023.
On June 6, 2023, in connection with the BCG Recapitalization as described in Note 4, $193.9 million of aggregate capital account balances in BCH Preferred A.1 converted to 208,861 units of BCH Class S Ordinary. Those BCH Class S Ordinary units then converted into 17,456 units of BCG Class A common units and 191,405 shares of BCG Class B common units on a one-for-one basis. As part of the conversion to BCG Class A Units, additional value of approximately $15.0 million was provided to certain holders who are members of our Board. The additional value was accounted for as compensation, which resulted in stock-based compensation expense of $15.0 million during June of 2023.
As of March 31, 2024, the BCH Preferred A.1 are recorded in the consolidated statements of financial condition in the noncontrolling interest line item. As of March 31, 2023, the BCH Preferred A.1 are recorded in the consolidated statements of financial condition in the redeemable noncontrolling interest line item.
Preferred Series C Subclass 1 Unit Accounts
The BCH Preferred C.1 are non-participating and convertible. The Preferred Series C purchased by GWG Holdings under the Preferred Series C Unit Purchase Agreement (“UPA”) will automatically exchange for BCG Common Units, or another unit of Ben as the parties may mutually agree (the “Ben Units”), at the lower of (i) the volume-weighted average of the Ben Units for the 20 trading days following the listing of Common Units of Ben on a national securities exchange, and (ii) $1,020. The Preferred C.1 could also be exchanged to BCG common units at the discretion of the holder under certain conditions.

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
The only conversion, redemption, or exchange rights available to the BCH Preferred C.1 are those rights afforded in accordance with the Preferred Series C UPA, or such similar agreement. While any amount of Preferred Series C Unit Accounts are outstanding, BCH cannot make any distributions, other than tax distributions and redemptions, distributions upon a liquidation of BCH, and distributions of net consideration received from a sale of BCH, without the prior consent of a majority in interest of the holders of the Preferred Series C Unit Accounts.
The weighted average preferred return rate for the years ended March 31, 2024 and 2023 was approximately 0.23% and 1.38%, respectively. No amounts have been paid to the BCH Preferred C.1 holders related to the preferred return since issuance, and any amounts earned have been accrued and are included in the balance of noncontrolling interests presented on the consolidated statements of financial condition. There was no BCH Preferred C.1 issued during the years ended March 31, 2024 and 2023.
Pursuant to the UPA executed in 2020, the BCH Preferred C-1 Unit Accounts automatically converted on July 10, 2023 into 550,510 shares of Class A common stock at approximately $372.80 per share, which represents the volume-weighted average trading price of the Class A common stock for the 20 trading days following the closing of the Business Combination.
The BCH Preferred C.1 were recorded in the consolidated statements of financial condition in the noncontrolling interest line item for periods presented prior to their conversion to Class A common stock of Beneficient.
Class S Ordinary Units
As of March 31, 2024 and 2023, BCH, a subsidiary of Ben, had issued 67.0 thousand and 72.0 thousand BCH Class S Ordinary Units, respectively, which were all outstanding on each of the respective dates. The BCH Class S Ordinary Units participate on a pro-rata basis in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units have limited voting rights and do not entitle participation in the management of the Company’s business and affairs. At the election of the holder, the BCH Class S Ordinary Units are exchangeable quarterly for Class A common stock on a one-for-one basis. Each conversion also results in the issuance to Ben LLC of a BCH Class A Unit for each share of Class A common stock issued.
On June 8, 2023, 5,057 BCH Class S Ordinary Units ultimately converted into shares of Class A common stock on a one-to-one basis pursuant to the terms of the Exchange Agreement and the BCH LPA.
The BCH Class S Ordinary Units are recorded in the consolidated statements of financial condition in the noncontrolling interests line item.
Class S Preferred Units
The BCH Class S Preferred Units also participate on a pro-rata basis in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units are generally non-voting and do not entitle participation in the management of the Company’s business and affairs. The BClass S Preferred Units are entitled to a quarterly preferred return. In accordance with the BCH LPA, the preferred rate was waived and will not accrue from June 7, 2023 until December 31, 2024, except to the extent of allocations of income to the holders of the BCH Class S Preferred Units. In connection with the consummation of the Business Combination, the holders of the BCH Class S Preferred Units agreed to significantly reduce the BCH Class S Preferred Units preferred return rate and also agreed to waive and defer the accrual of the preferred return as described above. In addition, until January 1, 2025, the hypothetical BCH Class S Preferred Units capital account will only be increased to the extent there are allocations of income during such period. The agreement to waive and not accrue the Quarterly Class S Preferred Return from June 7, 2023 until December 31, 2024 does not affect or waive any Quarterly Class S Preferred Return or hypothetical BCH Class S Preferred capital account already accrued as of the effective date.
Generally, the BCH Class S Preferred Units are exchangeable for BCH Class S Ordinary Units in Ben on a 1.2-for-1 basis, subject to customary conversion rate adjustments for splits, distributions and reclassifications, as well as compliance with any applicable vesting and transfer restrictions. The BCH Class S Ordinary may then be exchanged for Class A common stock as described above. Each conversion into Class A common stock also results in the issuance to Ben LLC of a BCH Class A

Units for each share of Class A common stock issued. Holders of BCH Class S Preferred Units may elect to convert into BCH Class S Ordinary Units in connection with a sale or dissolution of BCH.
As of March 31, 2024 and 2023, a nominal number of shares of BCH Class S Preferred Units have been issued, respectively. Preferred return earned by the BCH Class S Preferred Units from inception in 2019 through March 31, 2024 is $0.2 million. No amounts have been paid to the BCH Class S Preferred Unit holders related to the preferred return from inception through March 31, 2024 and any amounts earned have been accrued and are included in the balance of BCH Class S Preferred Units presented on the consolidated statements of financial condition.
The BCH Class S Preferred Units are recorded in the consolidated statements of financial condition in the noncontrolling interests line item.
FLP Unit Accounts (Subclass 1 and Subclass 2)
FLP Unit Accounts (Subclass 1 and Subclass 2) are non-unitized capital accounts. The FLP Subclass 1 Units (the “FLP-1 Unit Accounts”) were issued to a Related Entity (as defined in Note 16) as part of the initial commercial operations of Ben. The FLP Subclass 2 Units (the “FLP-2 Unit Accounts”) are related to the BMP Equity Incentive Plan. Each subclass of the FLP Unit Accounts with FLP-1 Unit Accounts (receiving 50.5%) and the FLP-2 Unit Accounts (receiving 49.5%), shall be allocated (i) fifteen percent (15%) of the profits from financing activities of BCH and its subsidiaries and (ii) an amount equal to the lesser of (A) fifty percent (50%) of the revenues of BCH and its tax pass-through subsidiaries, excluding financing activities revenues, and (B) that amount of revenues that will cause the profit margin (as defined in the BCH LPA) to equal twenty percent (20%). Amounts allocated to the FLP Unit Accounts are reinvested equally in additional BCH Class S Ordinary Units and Class S Preferred Units on a quarterly basis at a price equal to the closing price of the units on such exchange on the date of allocation, thereby creating additional BCH Class S Ordinary Units and BCH Class S Preferred Units.
During the years ended March 31, 2024 and 2023, nil and $2.2 million of income was initially allocated to the FLP Unit Accounts (Subclass 1 and 2). Annually, a true up of the quarterly allocations is required to match amounts allocated with annual earnings. No reallocation during the year ended March 31, 2024 was needed as no income allocations occurred during the quarterly periods. During the year ended March 31, 2023, the annual reallocation, which occur on a calendar year basis, was for $2.1 million.
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
As a result of the consummation of the Business Combination, an adjustment to the carrying value of BCH’s assets of $321.9 million occurred. Pursuant to the BCH LPA, approximately 402,383 BCH Class S Ordinary Units would be issuable as a result of the carrying value adjustment. Additionally, subsequent to the Business Combination, additional carrying value adjustments occurred, and approximately 160,000 BCH Class S Ordinary Units would be issuable through March 31, 2024 as a result of such carrying value adjustments, subject to the Compensation Policy. Under the Compensation Policy, unless waived or amended, the number of BCH Class S Ordinary Units that may be issued in 2024 or any subsequent year in connection with the such carrying value adjustments will be restricted and require approval of the Board; provided that any such BCH Class S Ordinary Units that may not be issued in 2024 may be issued in subsequent years in accordance with the Compensation Policy. As of March 31, 2024, there has been no allocation of the carrying value adjustment among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts and no issuance of any BCH Class S Ordinary Units as a result of such adjustment.
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
During the years ended March 31, 2024 and 2023, nil and $0.9 million was allocated to the FLP-3 Unit Accounts. The Company has not made any distributions related to income allocated to the FLP-3 Unit Accounts through March 31, 2024 and has accrued a liability of $0.9 million included in the accounts payable and accrued expenses line item of the consolidated statements of financial condition.
Beneficiaries of the Customer ExAlt Trusts
The ultimate beneficiaries of the Customer ExAlt Trusts are the Charitable Beneficiaries, unrelated third-party charities, that are entitled to i) either, depending on the applicable trust agreements, 2.5% of all distributions received by such Customer ExAlt Trusts or 5.0% of any amounts paid to Ben as payment on amounts due under each ExAlt Loan, ii) for certain Customer ExAlt Trusts, approximately 10% of the amount of excess cash Collateral, if any, following the full repayment of an ExAlt Loan; and (iii) all amounts accrued and held at the Customer ExAlt Trusts once all amounts due to Ben under the ExAlt Loans and any fees related to Ben’s services to the Customer ExAlt Trusts are paid. The Charitable Beneficiaries’ account balances with respect to its interest in such Customer ExAlt Trusts cannot be reduced to below zero. Any losses allocable to the Charitable Beneficiaries in excess of their account balances are reclassified at each period end to the trusts’ deficit account. Additional Customer ExAlt Trusts are created arising from new liquidity transactions with customers. These new Customer ExAlt Trusts, which are consolidated by Ben, result in the recognition of additional noncontrolling interest representing the interests in these new Customer ExAlt Trusts held by the Charitable Beneficiaries. For the years ended March 31, 2024 and 2023, these new Customer ExAlt Trusts resulted in the recognition of additional noncontrolling interest of $1.1 million and $0.3 million, respectively.
The interests of the Charitable Beneficiaries in the Customer ExAlt Trusts are recorded on the consolidated statements of financial condition in the noncontrolling interests line item.
Class A of CT Risk Management, L.L.C.
On April 1, 2022, a minority interest in the Class A membership of CT Risk Management, L.L.C., a consolidated VIE of Ben (as further discussed in Note 17), was sold for $2.4 million in cash to the third-party involved in the loan participation transaction described in Note 10. During the year ended March 31, 2023, BFF purchased $0.1 million of the member interest back from the controlling interest holder. As a Class A member of CT Risk Management, the holder is entitled to distributions first on a pro rata basis with other Class A members until the initial capital contributions are received and 2.0% of any amounts in excess of their capital contributions, to the extent such amounts are available. As such, this interest is recorded on the consolidated statements of financial condition in the noncontrolling interests line item. During the year ended March 31, 2024, a distribution of $0.3 million was made to a noncontrolling interest holder of CT.

14.    Net Loss per Share
Basic and diluted net loss attributable to Beneficient per common share for the years ended March 31, 2024 and 2023, are as follows:

	Year Ended March 31,
(Dollars in thousands)	2024	2023
Net loss	$(2,658,180)	$(252,100)
Less: Net (income) loss attributable to noncontrolling interests	579,332	136,942
Less: Noncontrolling interest guaranteed payment	(16,793)	(15,822)
Net loss attributable to Beneficient	(2,095,641)	(130,980)
Net loss attributable to Beneficient common shareholders	$(2,095,641)	$(130,980)
Net loss attributable to Class A common shareholders	(1,955,861)	(118,402)
Net loss attributable to Class B common shareholders	(139,780)	(12,578)

Weighted average of common shares outstanding — basic and diluted
Class A	2,904,851	2,252,228
Class B	239,256	239,256

Net loss attributable to Beneficient per common share - Basic and Diluted
Class A	$(673.31)	$(52.57)
Class B	$(584.23)	$(52.57)
In computing diluted net loss per share, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted net loss per share calculation for the years ended March 31, 2024 and 2023, were as follows:

	Shares
	Year Ended March 31,
	2024	2023
Series B Preferred Stock	29,786	—
Class S Ordinary	67,936	72,948
Class S Preferred	606	1,171
Preferred Series A Subclass 0	1,044,524	247,450
Preferred Series A Subclass 1	3,510,235	797,395
Preferred Series C	151,917	200,861
Restricted Stock Units	100,214	105,133
Warrants	312,012	—
Total anti-dilutive securities	5,217,230	1,424,958
Conversion of BCH Preferred C-1 Unit Accounts
Pursuant to the UPA, on July 10, 2023, the BCH Preferred C-1 Unit Accounts automatically converted into 550,510 shares of Class A common stock at approximately $372.80 per share, which represents the volume-weighted average trading price of the Class A common stock for the 20 trading days following the closing of the Business Combination.
Conversion of Series B-1 Preferred Stock
On October 3, 2023, 3,768,995 shares of Series B-1 preferred stock converted into 172,574 shares of Class A common stock at a price per share of approximately $218.40.
Warrants
The disclosed amount of anti-dilutive securities for the warrants does not consider the assumed proceeds under the treasury stock method as the exercise price was greater than the average market price of the Class A common stock, which results in negative incremental shares, that would be anti-dilutive.

15.    Income Taxes
The components of income tax expense (benefit) for the years ended March 31, 2024 and 2023, were as follows:

	Year Ended March 31,
(Dollars in thousands)	2024	2023
Deferred expense
Federal	$788	$(1,072)
Income tax expense (benefit)	$788	$(1,072)
Income tax expense differs from the amounts computed by applying the Federal statutory rate to pre-tax income (loss). A reconciliation between the Federal statutory income tax rate of 21% to the effective income tax rate for the years ended March 31, 2024 and 2023 are shown below:

	Year Ended March 31,
(Dollars in thousands)	2024	2023
Expected statutory income tax benefit	$(558,052)	$(51,011)
Amounts not deductible for income tax - goodwill impairment	490,969	—
Amounts not deductible for income tax - other	4,919	505
Amounts attributable to non-taxable flow-through entities	2,855	41,240
Change in valuation allowance	60,097	8,194
Income tax expense (benefit)	$788	$(1,072)
The components of gross deferred tax assets and gross deferred tax liabilities as of March 31, 2024 and 2023, are as follows (included in other assets):

(Dollars in thousands)	March 31, 2024	March 31, 2023
Deferred income tax assets:
Passthrough differences - temporary	$28,130	$17,142
Loss on arbitration	11,544	—
Share-based compensation	4,567	—
Net operating loss	17,658	991
Non-current deferred income tax assets	61,899	18,133

Deferred income tax liabilities:
Other	—	—
Non-current deferred income tax liabilities	—	—
Less: valuation allowance	61,899	18,133
Total deferred income tax liability	$—	$—
As of March 31, 2024 and 2023, our gross federal and state net operating loss carryforwards for income tax purposes were approximately $82.4 million and $4.7 million, respectively. Under the Tax Act, federal net operating loss carryforwards can be carried forward indefinitely but the deduction for federal net operating loss is limited to 80% of taxable income for any given year. The Company’s state net operating losses can generally be carried forward indefinitely but the deduction for state net operating loss is generally limited to 80% of taxable state income for any given year.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred over the past three years and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of March 31, 2024 and 2023.
The Company does not have any significant uncertain tax positions as of March 31, 2024 and 2023, and the 2020, 2021 and 2022 tax years remain subject to examination by major tax jurisdictions as of the date of this report.

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
Relationship with Beneficient Management Counselors, L.L.C.
For periods prior to the conversion of BCG to a Nevada corporation, Ben Management was the general partner of Ben and Ben Management was governed by a board of directors. The governing document of Ben Management provided that Beneficient Management Counselors, L.L.C. (“BMC”), wholly owned by one of several Related Entities, determined the directors of Ben Management who filled 49% of the Board seats. BMC was also entitled to select (a) 50% of the membership of the Ben Management’s Nominating Committee and Executive Committee and appoint the chair of each of these committees, and (b) 50% of the membership of the Community Reinvestment Committee (the “CRC”) and the CRC’s chairperson and lead committee member. Certain decisions with respect to Ben’s charitable giving program were delegated to the CRC, including certain decisions on behalf of BFF as a Kansas TEFFI. Decisions regarding appointment and removal of Ben Management’s directors, other than directors appointed by BMC, were delegated, with certain exceptions, to the Nominating Committee of Ben Management of which our Chief Executive Officer and Chairman was a member and Chairman. In the event of a tie vote of the Nominating Committee on a vote for the appointment or removal of a director, the majority of the then total number of directors serving on the board of directors would break the tie; provided that upon and following a “trigger event” (as defined in Ben Management’s governing document) the chair of the Nominating Committee may cast the tie-breaking vote. Subsequent to the conversion of BCG to a Nevada corporation, Beneficient is governed by a board of directors and Beneficient’s common equity holders are entitled to vote on all matters on which stockholders generally are entitled to vote as described in Note 13, Equity.
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
On June 7, 2023 BCG’s existing Bradley Capital Agreement, was replaced by a Second Amended and Restated Services Agreement (the “Second A&R Bradley Capital Agreement”) with the Company as a party. The Second A&R Bradley Capital Agreement is substantially similar to the existing Bradley Capital Agreement, subject to certain changes as follows. The Executive Committee (as defined in the Second A&R Bradley Capital Agreement) reference was revised to refer to the Executive Committee of the Board, and the Second A&R Bradley Capital Agreement expressly states that it shall in no way limit the authority of Board to appoint and remove officers of the Company, including its chief executive officer. The term of the Second A&R Bradley Capital Agreement extends through December 31, 2024, with an annual one-year renewal provision thereafter. The termination provision was revised so that the agreement may be terminated upon the approval of all members of the Executive Committee, excluding Brad K. Heppner if he is then serving on the Executive Committee. The base fee was increased to $0.5 million per quarter and the supplemental fee was increased to $0.2 million per quarter, with each fee remaining subject to an annual inflation adjustment. In addition, revisions were made to the limitation of liability and indemnification provisions to reflect the applicability of the corporation laws of Nevada to Beneficient.
During the years ended March 31, 2024 and 2023, the Company recognized expenses totaling $2.7 million and $2.6 million, respectively, related to this services agreement. During the year ended March 31, 2024, the Company paid $2.9 million to Bradley Capital related to previously accrued amounts owed under this services agreement. As of March 31, 2024 and 2023, $2.7 million and $3.6 million, respectively, was owed to Bradley Capital related to the ongoing aspects of this services agreement. In addition, prior to the Aircraft Sublease with Bradley Capital discussed below, we also reimbursed Bradley Capital for certain costs, including private travel, for our chief executive officer, including family members. As of March 31, 2024 and 2023, we have $0.7 million and $3.5 million accrued related to these reimbursements originating prior to the aircraft sublease. These amounts are reflected in the accounts payable and accrued expenses line item on the consolidated statements of financial condition.
In addition to the above, on October 20, 2023, the Company paid legal fees of approximately $2.4 million on behalf of Mr. Heppner as indemnification from the proceeds under the HH-BDH Credit Agreement. On November 7, 2023, the Company was reimbursed by its directors and officers insurance carrier a total of $3.5 million, which included, among others, the legal fees paid by the Company on behalf of Mr. Heppner. Additional amounts of legal fees paid on behalf of Mr. Heppner as indemnification during FY2024 totaled $1.8 million, of which $1.0 million was a legal retainer. Substantially all of these payments are expected to be eligible for reimbursement by the directors and officers insurance carrier.
Aircraft Sublease with Bradley Capital
Effective January 1, 2022 and January 1, 2023, The Beneficient Company Group (USA), L.L.C. (“Beneficient USA”), a subsidiary of BCH, as sublessee, Bradley Capital, as sublessor, and BCG, solely as it relates to the guarantee it makes to Bradley Capital as set forth therein, entered into an Aircraft Sublease Agreement (the “Aircraft Sublease”). Pursuant to the Aircraft Sublease, Bradley Capital subleases the aircraft described therein, without a crew, to Beneficient USA for discrete periods of use. Beneficient USA is required to pay a quarterly rental of $1.4 million plus direct operating expenses incurred for Ben’s use of the aircraft. Bradley Capital is required to pay any other fixed and variable costs of operating the aircraft. Beneficient USA is also required to provide its own pilot(s) and crew, and Beneficient USA has entered into a separate Flight Crew Services Agreement with an unrelated third-party to provide the qualified flight crew. The term of the Aircraft Sublease is one (1) year and may be terminated by either party upon three (3) days prior written notice and will automatically terminate upon the sale or similar disposition of the aircraft or the termination of the underlying lease agreement. Additionally, BCG agrees to unconditionally guarantee, for the benefit of Bradley Capital, all of the obligations of Beneficient USA to Bradley Capital under the Aircraft Sublease. During the years ended March 31, 2024 and 2023, BCH expensed $4.3 million and $6.1 million, respectively, in lease and direct operating expenses related to this agreement. No amounts have been paid to Bradley Capital related to the Aircraft Sublease. As of March 31, 2024 and 2023, $10.8 million and $6.9 million, respectively, of accrued costs related to the sublease is reflected in the accounts payable and accrued expenses line item on the consolidated statements of financial condition. The Aircraft Sublease expired on January 1, 2024.
As discussed below, BHI, a Related Entity, entered into a Contribution Agreement with BCH and BCG pursuant to which BHI has agreed to reimburse BCG for a significant portion of the costs incurred by Beneficient USA under the Aircraft Sublease.
Relationship with Beneficient Holdings, Inc.
Beneficient USA, a subsidiary of BCH, entered into with BHI, a Related Entity, a Services Agreement effective July 1, 2017 (the “BHI Services Agreement”). BHI pays an annual fee of $30,000 to Ben for the provision of trust administration services for Related Entities and all trusts affiliated with its family trustee as that term is defined in the governing documents for a

Related Entity. Beneficient USA also is required to provide any other services requested by BHI, subject to any restrictions in the operating agreement of BHI, at cost. The term of the BHI Services Agreement extends for the longer of (i) five years past the expiration or termination of the Bradley Capital Agreement, or (ii) seven years after the family trustee of the Related Entity is no longer a primary beneficiary of any trust affiliated with the family trustee. The Company recognized income during the years ended March 31, 2024 and 2023, respectively, in accordance with the BHI Services Agreement.
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
A long-standing lending and investment relationship of 26 years exists between Highland (and its affiliates or related parties), on the one hand, and Related Entities, on the other. From time to time, Highland or its affiliates have advanced funds under various lending and investing arrangements to Related Entities, and such Related Entities have made repayments to Highland or its affiliates, as applicable, both in cash and in kind.
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
Since June 30, 2021, additional net advances have been made by Highland to a Related Entity. As of March 31, 2024 and 2023, Highland Consolidated, L.P. had outstanding loans in the principal amount of $11.5 million and $14.0 million, respectively, with a Related Entity. Ben is not a party to these loans, nor has it secured or guaranteed the loans.
The Company paid legal fees of approximately $1.0 million on behalf of HCLP pursuant to the indemnification obligations under the HCLP credit agreements during the year ended March 31, 2024.

Relationship with The Heppner Endowment for Research Organizations, L.L.C. (“HERO”) and Research Ranch Operating Company, L.L.C (“RROC”).
HERO and RROC are indirectly owned by The Highland Investment Holdings Trust, The Highland Great Plains Trust and The Highland Partner Holdings Trust. Mr. Heppner is a permissible beneficiary of The Highland Investment Holdings Trust and The Highland Partner Holdings Trust, but he is not a beneficiary of The Highland Great Plains Trust. Mr. Heppner’s family members are potential beneficiaries of each of these three trusts. HERO was created to (i) to serve as an advisor to National Philanthropic Trust (“NPT”), an unrelated third-party charitable organization, regarding the disbursement of grants to qualifying organizations, and (ii) to serve as an advisor to NPT regarding the administration of charitable contributions made for the benefit of such qualifying organizations. Although HERO can advise on these matters, NPT possessed all final decision-making authority on charitable contributions and complete control over the proceeds received by the charitable organizations. The charitable accounts administered by NPT (“Charitable Accounts”), the beneficiaries of which have historically been multiple Texas universities, have historically received proceeds from certain trusts settled and funded by customers of Ben, in support of their charitable initiatives. HERO does not receive any proceeds from trusts settled and funded by customers of Ben.
RROC’s purpose is to provide funding and operational support for the research activities conducted by the qualified charities. The funding received by RROC, from proceeds of trusts settled and funded by customers of Ben, may be used, in RROC’s discretion, to (i) provide appropriate facilities and properties for the charitable organizations to utilize as part of their charitable initiatives (those properties and facilities being owned by a Related Entity), and (ii) provide fee revenue to RROC. RROC is granted such rights and authority pursuant to trust instruments entered into between a customer and subsidiaries of Ben as well as an agreement with NPT. Ben’s subsidiaries provide financing to the Customer ExAlt Trusts and Ben is paid as an agent of the trustees for administrative services it provides to the trusts. Ben has certain outstanding payables, including accrued interest, to RROC and the Charitable Accounts (for the benefit of the Texas universities as discussed above) of $2.2 million and $2.1 million as of March 31, 2024 and 2023, respectively. During the years ended March 31, 2024 and 2023, Ben paid nil and $0.8 million, respectively. The $0.8 million payment during the year ended March 31, 2023 was made to the Funding Trusts in accordance with their respective trust agreements to pay down Funding Trust liabilities. Such payment was not made to any entity associated with Mr. Heppner. Due to changes in the Customer ExAlt Trust agreements, no incremental amounts are expected to be allocated to RROC or the Charitable Accounts other than those amounts already provided by certain prior trust agreements. During the years ended March 31, 2024 and 2023, the trust advisor to certain of the Customer ExAlt Trusts reassigned the beneficial interest held at NPT to the Kansas TEFFI Economic Growth Trust.
Beneficient Heartland Foundation, Inc.; Initial Charitable Initiative
In connection with each of Ben’s liquidity transactions following the adoption of the TEFFI legislation and BFF’s receipt of a fully-operational trust company charter under the Kansas TEFFI Act, pursuant to Section 28 of the TEFFI Act, a “Qualified Distribution” is made for the benefit of certain economic growth zones and rural communities in the State of Kansas (each, a “Charitable Distribution”). In January 2022, Ben announced its initial $15.4 million Charitable Distribution. The Charitable Distribution was allocated as follows: $2.7 million of cash for the benefit of, and to be received by, the Kansas Department of Commerce to be used at the department’s discretion for development projects and the promotion and growth of the TEFFI industry in Kansas; $0.2 million of cash and assets for the benefit of public charities dedicated to economic development within Mr. Heppner’s hometown of Hesston, Kansas, and surrounding Harvey County, Kansas, as outlined in the TEFFI Act; and $12.5 million in cash and assets to the Beneficient Heartland Foundation, Inc. (“BHF”) as described below. Mr. Heppner’s hometown is Hesston, Kansas and certain of his family members continue to live and/or work in Hesston and other areas of Harvey County, Kansas and may be considered to be direct and indirect beneficiaries of the portions of the initial Charitable Distribution provided to Hesston and Harvey County and to BHF.
On January 20, 2022, BHF was formed as a Kansas nonprofit corporation to receive economic growth contributions pursuant to the TEFFI legislation. BHF is currently governed by a 8-member board of directors, six of whom are community leaders within the Hesston, Kansas community and two of whom are Ben employees or individuals otherwise affiliated with Ben. BHF is organized and operated exclusively for charitable and educational purposes within the meaning of Section 501(c)(3) of the Internal Revenue Code. Its purpose is to provide grants and other support to benefit growth, development and expansion of opportunities in rural Kansas communities with populations of 5,000 residents or less, including job and income growth, main street revitalization, educational facility improvements, construction and development, healthcare facility enhancements, senior facility improvements, and support for post-secondary institutions. BHF has the exclusive decision-making authority over all of the economic growth contributions it receives.
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
Ben has an outstanding payable to EGT of $0.1 million and $0.1 million as of March 31, 2024 and 2023, respectively. Ben paid $1.4 million and $2.7 million during the years ended March 31, 2024 and 2023, respectively, related to allocable proceeds to Charitable Beneficiaries. Additionally, during the year ended March 31, 2023, Ben sold its Kansas properties to the EGT in exchange for a $1.4 million promissory note receivable, which is reflected in the other assets line item on the consolidated statements of financial condition.
Hicks Holdings, L.L.C.
Hicks Holdings, L.L.C., an entity associated with one of Ben’s current directors, is one of the owners and serves as the manager of a limited liability company (“SPV”). A Related Entity also has ownership in the SPV. The SPV holds a BCH Preferred A.0 and BCH Preferred A.1 among its investment holdings.
Hicks Holdings Operating, LLC (“Hicks Holdings”), an entity associated with one of Ben’s current directors, directly owns BCH Preferred A.0, BCH Preferred A.1, BCH Class S Ordinary Units, BCH Class S Preferred Units and Class B common stock of Beneficient. Hicks Holdings was granted its BCH Preferred A.1 and BCH Class S Ordinary Units as compensation for services provided in 2018. Hicks Holdings was granted its BCH Preferred A.0 when a portion of the existing BCH Preferred A.1 converted to BCH Preferred A.0 in 2021. Hicks Holdings converted a portion of its existing BCH Preferred A.1 to BCG Class B Common Units in June 2023 in connection with the recapitalization of BCG described in Note 4. The total preferred equity of BCH, BCH Class S Preferred Units and BCH Class S Ordinary Units balance (based on their GAAP capital accounts) as of March 31, 2024 and 2023, was $27.5 million and $72.6 million, respectively. Hicks Holdings held 16,528 shares of Class B common stock as of March 31, 2024.
Letter Agreement with Hicks Holdings
In connection with the HH-BDH Credit Agreement and the Financing, on October 19, 2023, the Guarantor, Ben LLC, and Hicks Holdings entered into a letter agreement (the “Letter Agreement”). In connection with the Financing, Hicks Holdings agreed to assign to HH-BDH (which is wholly-owned by Hicks Holdings) all of its rights, title and interest in and to the following partnership interests of the Guarantor: BCH Preferred A.0 with a capital account balance of $15.3 million as of June 30, 2023, BCH Preferred A.1 with a capital account balance of $48.1 million as of June 30, 2023, 1 BCH Class S Preferred Units and 3,640 BCH Class S Ordinary Units held by HH-BDH (the “Pledged Guarantor Interests”). Hicks Holdings’ membership interest in HH-BDH (collectively with the Pledged Guarantor Interests, the “Pledged Equity Interests”) and the Pledged Guarantor Interests serve as collateral for the Financing (together, the “Lender Pledge”).
Pursuant to the terms of the Letter Agreement, the parties thereto agreed that if the Borrower and/or Guarantor default under the HH-BDH Credit Agreement and such default results in a foreclosure on, or other forfeiture of, the Pledged Equity Interests, the Guarantor will promptly issue to Hicks Holdings, BCH Preferred A.0 with a capital account balance of $15.3 million, BCH Preferred A.1 with a capital account balance of $48.1 million, 1 BCH Class S Preferred Units and 3,640 BCH Class S Ordinary Units (subject to a tax gross-up as provided in the Letter Agreement), or, in the discretion of Hicks Holdings, equivalent securities of equal fair market value to the value of the security interests at the time of the applicable foreclosure or other loss (such newly issued equity interests referred to as the “Replacement Equity Interests”); provided, however that, if less than all Pledged Equity Interests have been foreclosed on or forfeited, the foregoing capital account balances and numbers of units comprising the Replacement Equity Interests shall be reduced on a class-by-class and subclass-by-subclass basis, as applicable, to the extent necessary to ensure that Hicks Holdings and its affiliates do not receive additional value relative to the value held by Hicks Holdings and its affiliates immediately prior to the foreclosure or forfeiture. Furthermore, Ben LLC shall cause a Ben LLC Unit (as defined in the BCH LPA) to be issued for each BCH Class A Unit issued to the Hicks Holdings pursuant to the Letter Agreement. Additionally, the Guarantor agreed to indemnify Hicks Holdings and its affiliates and hold each of them harmless against any and all losses which may arise directly or indirectly in connection with, among other things, the HH-BDH Credit Agreement, the Term Loan, the Financing and the Lender Pledge.
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
The term of the Shared Services Agreement had an initial term of one year from the effective date and renewed automatically for successive one-year terms. Due to the filing by GWG Holdings for reorganization under the Chapter 11 Bankruptcy Code in April 2022, neither party was authorized to terminate the Shared Services Agreement. The Shared Services Agreement terminated upon the effective of GWG Holdings’ bankruptcy plan on August 1, 2023. During the years ended March 31, 2024 and 2023, GWG Holdings paid $1.4 million and $0.4 million, respectively, to Ben under the Shared Services Agreement. As of March 31, 2024 and 2023, Ben has an outstanding gross receivable related to this Shared Services Agreement of nil and $17.8 million, respectively. Due to the financial deterioration of GWG Holdings including the filing for reorganization under the Chapter 11 Bankruptcy Code in April 2022, the allowance for these receivables as of March 31, 2024 and 2023 was nil and $15.6 million, respectively. The reserve amount pertains to amounts owed by GWG Holdings at the time of their bankruptcy filing. As a result of the termination of the Shared Services Agreement, receivables and related allowance of $15.6 million were written off during the year ended March 31, 2024.
Consulting agreements with certain board members
During fiscal 2024, the Company entered into consulting agreements with certain non-management board members. Pursuant to the consulting agreements, Thomas O. Hicks, Richard W. Fisher and Bruce W. Schnitzer agreed to mentor, advise and support Beneficient and its related entities regarding its business of providing services, insurance, liquidity and financing for alternative asset holders and each receive an annual cash fee of $150,000 per year. Such consulting fee is in addition to the annual cash retainer these board members receive under the director compensation program. The consulting agreements have an initial term of one (1) year and automatically renew for successive one (1) year terms unless sooner terminated in accordance with their terms. In the event the initial or any renewal term is terminated before it expires due to a removal or because Messrs. Hicks, Fisher and Schnitzer is not re-elected or re- appointed, in each case without cause (as defined in the consulting agreement), the annual consulting fee will continue to be paid through the end of the initial or renewal term, as applicable. During the year ended March 31, 2024, the Company recognized expense totaling $0.4 million related to these consulting agreements.
Mr. Fisher retired from our Board effective March 15, 2024 and thus his above referenced consulting agreement terminated during fiscal 2024. In connection with his retirement from the Board, we agreed to enter into a different consulting agreement with Mr. Fisher, pursuant to which he is entitled to an annual fee of $50,000, which will be paid in the Company’s Class A common stock.
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
As of March 31, 2024 and 2023, the consolidated statements of financial condition include assets of this consolidated VIE with a carrying value of nil and $4.0 million, respectively, which is recorded in the investments held by Ben line item of the consolidated statements of financial condition. The Company recorded losses of $3.0 million and $3.5 million, for the years ended March 31, 2024 and 2023, respectively, which is attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction. No options were held as of March 31, 2024.
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
The consolidated statements of financial condition includes the following amounts from these consolidated VIEs as of the dates presented:

(Dollars in thousands)	March 31, 2024	March 31, 2023
Assets:
Cash and cash equivalents	$963	$3,259
Restricted cash	64	819
Investments, at fair value	329,113	491,859
Other assets	30	5,891
Total Assets of VIEs	$330,170	$501,828

Liabilities:
Accounts payable and accrued expense	$1,670	$1,945
Other liabilities	109	132
Customer ExAlt Trusts loan payable, net	—	52,129
Total Liabilities of VIEs	$1,779	$54,206

Equity:
Treasury stock	$(3,444)	$(3,444)
Noncontrolling interests	(165,712)	(118,299)
Accumulated other comprehensive income (loss)	276	9,900
Total Equity of VIEs	$(168,880)	$(111,843)

The consolidated statements of comprehensive income (loss) for the periods presented include the following amounts from these consolidated VIEs.

(Dollars in thousands)	Year Ended March 31, 2024	Year Ended March 31, 2023
Revenues
Investment income (loss), net	$4,791	$(54,010)
(Gain) loss on financial instruments, net	(102,584)	(35,085)
Interest income	10	54
Other income	215	—
Total revenues	(97,568)	(89,041)

Operating expenses
Interest expense	4,091	8,957
Provision for credit losses	254	13,843
Professional services	3,277	5,032
Other expenses	1,191	1,905
Total operating expenses	8,813	29,737
Loss on extinguishment of debt, net	8,846	—
Net income (loss)	$(115,227)	$(118,778)
Net income (loss) attributable to noncontrolling interests	$(44,175)	$(117,861)

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

The following tables include the results of each of the Company’s reportable segments reconciled to the consolidated financial statements (dollars in thousands):

	Year Ended March 31, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment loss, net	$—	$—	$4,791	$—	$—	$4,791
Loss on financial instruments, net	—	—	(102,584)	(1,937)	—	(104,521)
Interest income	—	—	10	447	—	457
Trust services and administration revenues	—	365	—	—	—	365
Other income	—	—	215	(3)	—	212

Intersegment revenues
Interest income	46,947	—	—	—	(46,947)	—
Trust services and administration revenues	—	24,169	—	—	(24,169)	—
Total revenues	46,947	24,534	(97,568)	(1,493)	(71,116)	(98,696)

External expenses
Employee compensation and benefits	5,903	2,297	—	56,929	—	65,129
Interest expense	8,724	—	4,091	4,744	—	17,559
Professional services	1,993	1,187	3,277	23,542	—	29,999
Provision for credit losses	—	—	254	5,762	—	6,016
Loss on impairment of goodwill	1,725,880	583,323	—	45,117	—	2,354,320
Loss on arbitration	—	—	—	54,973	—	54,973
Other expenses	2,057	997	1,191	17,609	—	21,854

Intersegment expenses
Interest expense	—	—	126,339	—	(126,339)	—
Provision for loan losses	113,354	25,541	—	—	(138,895)	—
Other expenses	—	—	15,345	—	(15,345)	—
Total expenses	1,857,911	613,345	150,497	208,676	(280,579)	2,549,850

Operating income (loss)	$(1,810,964)	$(588,811)	$(248,065)	$(210,169)	$209,463	$(2,648,546)

	As of March 31, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
Loans to Customer ExAlt Trusts, net	$256,184	$—	$—	$—	$(256,184)	$—
Investments, at fair value	—	—	329,113	6	—	329,119
Other assets	5,814	20,398	19,467	12,510	(35,513)	22,676
Goodwill and intangible assets, net	—	10,896	—	5,810	—	16,706
Total Assets	$261,998	$31,294	$348,580	$18,326	$(291,697)	$368,501

	Year Ended March 31, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment loss, net	$—	$—	$(54,010)	$—	$—	(54,010)
Loss on financial instruments, net	—	—	(35,085)	(16,336)	—	(51,421)
Interest income	—	—	54	358	—	412
Trust services and administration revenues	—	30	—	—	—	30
Other income	—	—	—	86	—	86

Intersegment revenues
Interest income	50,819	—	—	—	(50,819)	—
Trust services and administration revenues	—	29,012	—	—	(29,012)	—
Total revenues	50,819	29,042	(89,041)	(15,892)	(79,831)	(104,903)

External expenses
Employee compensation and benefits	8,527	2,219	—	34,781	—	45,527
Interest expense	2,893	—	8,957	3,621	—	15,471
Professional services	2,849	2,018	5,033	28,522	—	38,422
Provision for credit losses	—	—	13,843	6,737	—	20,580
Other expenses	2,313	759	1,905	23,292	—	28,269

Intersegment expenses
Interest expense	—	—	110,905	—	(110,905)	—
Provision for loan losses	80,749	—	—	—	(80,749)	—
Other expenses	—	—	18,354	—	(18,354)	—
Total expenses	97,331	4,996	158,997	96,953	(210,008)	148,269

Operating income (loss)	$(46,512)	$24,046	$(248,038)	$(112,845)	$130,177	$(253,172)

	As of March 31, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
Loans to Customer ExAlt Trusts, net	$366,760	$—	$—	$—	$(366,760)	$—
Investments, at fair value	—	—	491,859	5,362	—	497,221
Other assets	9,447	47,466	10,447	21,849	(46,761)	42,448
Goodwill and intangible assets, net	1,725,880	594,219	—	50,927	—	2,371,026
Total Assets	$2,102,087	$641,685	$502,306	$78,138	$(413,521)	$2,910,695

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
The portfolio of alternative assets covers the following industry sectors and geographic regions for the periods shown below (dollars in thousands):

	March 31, 2024		March 31, 2023
Industry Sector	Value	Percent of Total	Value	Percent of Total
Software and services	$42,908	14.6%	$54,944	14.2%
Food and staples retailing	41,721	14.2	38,210	9.9
Diversified financials	30,297	10.3	52,544	13.6
Utilities	28,768	9.8	28,043	7.3
Capital goods	23,146	7.9	27,707	7.2
Energy	19,930	6.8	26,721	6.9
Health care equipment and services	16,520	5.6	23,626	6.1
Semiconductors and semiconductor equipment	16,144	5.5	17,935	4.6
Other(1)	74,482	25.3	116,121	30.2
Total	$293,916	100.0%	$385,851	100.0%

(1)	Industries in this category each comprise less than 5 percent.

	March 31, 2024		March 31, 2023
Geography	Value	Percent of Total	Value	Percent of Total
North America	$164,205	55.9%	$239,951	62.2%
Asia	49,385	16.8	62,016	16.1
South America	43,543	14.8	41,423	10.7
Europe	35,870	12.2	38,874	10.1
Africa	913	0.3	3,587	0.9
Total	$293,916	100.0%	$385,851	100.0%
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
Lease Commitments
The Company operates on a month-to-month rental basis for its office premises. The Company also had subleased an aircraft under the Aircraft Sublease with Bradley Capital as discussed in Note 16. Rental expense for our premises and for the Aircraft Sublease for the years ended March 31, 2024 and 2023, totaled $5.1 million and $6.6 million, respectively. The Aircraft Sublease terminated on January 1, 2024.
Unfunded Capital Commitments
The Customer ExAlt Trusts had $47.8 million and $61.1 million of potential gross capital commitments as of March 31, 2024 and 2023, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The Customer ExAlt Trusts holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained, in some instances, by certain of the Customer ExAlt Trusts created at the origination of each trust for up to $0.1 million. To the extent that the associated Customer ExAlt Trust cannot pay the capital funding commitment, Ben is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Ben to the Customer ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves held by the associated Customer ExAlt Trusts are added to the ExAlt Loan balance between Ben and the Customer ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. The majority, or

90%, of our portfolio with an unfunded commitment has a vintage of 2012 and prior. As the vintages continue to age, a cash requirement becomes less likely. We consider the creditworthiness of the investment on a case-by-case basis. At March 31, 2024 and 2023, there were no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.
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
On November 9, 2023, defendants filed a motion to bifurcate, requesting that the Court of Chancery first resolve the threshold issue of PCA’s standing under the CVR Contract and Exchange Trust Agreements before proceeding on the merits. On November 29, 2023, PCA filed its opposition to defendants’ motion to bifurcate, and on December 8, 2023, defendants filed their reply brief. On June 24, 2024, the Court of Chancery heard oral argument and issued its ruling granting defendants’ motion to bifurcate. In its ruling, the Court of Chancery ordered the parties to promptly conduct limited standing-related discovery to allow final resolution of the standing issue on summary judgment by January 2025.
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
Equity Awards Arbitration
On December 16, 2022, a former member of the Board of Directors of Beneficient Management, LLC initiated a private arbitration in the International Court of Arbitration of the International Chamber of Commerce, challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The claimant sought total damages of $36.3 million plus attorney’s fees and punitive damages. On April 23, 2024, the sole arbitrator held that in terminating the claimant’s equity awards, the Company had breached its contractual obligations, and as a result, awarded the claimant $55.3 million in compensatory damages, including pre-judgment interest. Post-judgment interest was also awarded to claimant. Neither attorneys’ fees nor punitive damages were awarded to the claimant. The Company was also asked to pay arbitration-related costs in the amount of approximately $0.1 million. The Company is exploring available options with respect to the award, which, should the Company be unable to negotiate a settlement with the claimant, may include the filing of a petition or motion to vacate the award under applicable law. The Company has recorded a loss related to the award in the year ended March 31, 2024 statement of comprehensive income (loss) in the amount of $55.0 million. The liability associated with the above award is reflected in the accounts payable and accrued expenses line item in the March 31, 2024 consolidated statement of financial condition.

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
On October 2, 2023, the Lead Plaintiffs filed a Consolidated Class Action Complaint against the Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer, Murray T. Holland, Timothy L. Evans, David H. de Weese, Roy W. Bailey, David F. Chavenson, and Whitley Penn LLP, alleging Securities Act violations arising out of the Offering. The complaint alleges that the individual defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act, and further alleges that the Company violated Section 15 of the Securities Act. The Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer (the “Ben Individual Defendants”) filed a motion to dismiss the complaint on November 7, 2023. On January 4, 2024, defendants Murray Holland, Roy Bailey, Tim Evans, Whitley Penn, David Chavenson and David H. de Weese filed motions to dismiss. The Lead Plaintiffs’ responded to the various motions to dismiss on February 20, 2024, and the defendants (other than Whitley Penn)

filed replies in support of the motions to dismiss on March 21, 2024. The Company and the Ben Individual Defendants intend to vigorously defend themselves in the litigation.
On October 27, 2023, David Scura filed a petition in Dallas County District Court against Brad K. Heppner, Jon R. Sabes, Steven F. Sabes, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer, the Company and FOXO, alleging violation of the Texas Securities Act, common law fraud, unjust enrichment, and civil conspiracy to defraud and seeking compensatory damages, costs and expenses. The same day, Clifford Day and Carla Monahan filed a petition in Dallas County District Court against the same defendants, alleging the same claims. The parties agreed to move the defendants’ deadline to respond to the petition to February 19, 2024. On April 10, 2024, the plaintiffs and Ben parties entered into a twelve-month tolling agreement, and the plaintiffs filed motions to nonsuit their claims that the courts granted on April 12, 2024 and April 16, 2024, respectively. The Company and the Ben Individual Defendants intend to vigorously defend themselves in the litigation.
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
GWG Litigation Trust Adversary Proceedings
On April 19, 2024, the Litigation Trustee filed a complaint (the “LT Complaint”) as an Adversary Proceeding in the bankruptcy of GWG Holdings, Inc. currently pending in the United States Bankruptcy Court in the Southern District of Texas against Ben Management, the Company, BCH, Beneficient Capital Company II, L.L.C., f/k/a Beneficient Capital Company, L.L.C. (together with New BCC, defined herein, “BCC”), Beneficient Capital Company, L.L.C. (“New BCC”), Beneficient Holdings, Inc. (“BHI”), various current or former officers and directors of the Company, HCLP and certain of its affiliates, former officers and directors of the Company’s former parent company, trustees of certain trusts that are directly or indirectly controlled by, or operate for the benefit of, Ben’s CEO and founder or his family, entities directly or indirectly held by, or that are under common control with, such trusts, and in which Ben’s CEO and his family members are among classes of economic beneficiaries, whether or not Ben’s CEO is entitled to economic distributions from such trusts, and others. The LT Complaint alleges causes of action that include (i) actual or constructive fraudulent transfer for certain transactions between GWG and the Company or its affiliates, (ii) breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty, and civil conspiracy, (iii) unjust enrichment, (iv) avoidance of any purported releases of the defendants, and (v) disallowance of the claims filed by certain defendants, including the Company, in the GWG bankruptcy case.
More specifically, such challenged transactions relate to (i) GWG’s purchase of $10 million of equity in the Company on June 12, 2019, (ii) GWG’s commitment on May 31, 2019 to loan trusts affiliated with the Company $65 million that GWG funded in two tranches ($50 million on June 3, 2019 and $15 million on November 22, 2019) and the repayment of such loan, (iii) GWG’s capital contribution to the Company of $79 million on December 31, 2019, (iv) approximately $145 million in capital contributions by GWG to the Company pursuant to a Preferred Series C Unit Purchase Agreement, and (v) the Company’s ultimate decoupling from GWG. Additionally, the LT Complaint seeks to avoid the debts owed by the Company to HCLP. The LT Complaint seeks to, among other things, avoid certain of the transactions and/or recover damages, attorney’s fees and expenses, pre-judgment and post-judgment interest. The LT Complaint does not purport to estimate the damages sought. The Company, its affiliates and its officers and directors intend to vigorously defend themselves against these claims.
Wells Notice
On June 29, 2023, the Company received a “Wells Notice” from the Staff of the SEC’s Division of Enforcement, stating that the Staff has made a preliminary determination to recommend that the SEC file a civil enforcement action against the Company alleging violations of certain provisions of the Securities Act and the Exchange Act. The staff’s allegations appeared to relate to, among other things, the Company’s association with an amendment to the debt coverage ratio calculation approved by certain holders of GWG Holdings issued debt in 2019 under an indenture and related disclosures by GWG, the December 31, 2019 valuation of the Company’s goodwill by a third-party valuation agent, potential contractual rights concerning an amendment to the Company’s governing documents, and other items in the historical disclosures of GWG.
On July 1, 2024, the Company received a termination letter from the SEC advising the Company that the SEC’s investigation related to the Company had concluded and that the Staff does not intend to recommend any enforcement actions by the SEC. The termination letter was provided to the Company under the guidelines of the final paragraph of Securities Act Release No. 5310 which states, among other things, that “[such notice] must in no way be construed as indicating that the party has been exonerated or that no action may ultimately result from the staff’s investigation of that particular matter.” While there have been no further actions to date, there can be no assurance that there will not be any further action on this or other matters by the SEC.
21.    Supplemental Cash Flow Information
Cash paid for taxes for the years ended March 31, 2024 and 2023, was $0.8 million and de minimis, respectively. Cash paid for interest for the years ended March 31, 2024 and 2023, was $1.1 million and $8.7 million, respectively.
Supplemental disclosure of noncash investing and financing activities include:
Year Ended March 31, 2024:
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
–$38.7 million issuance of Series B preferred stock in connection with recent financings.
–$16.8 million accrual for BCH Preferred A.0 guaranteed payment.
–$6.9 million deemed dividend from BCH Preferred A.1 to BCG Preferred B.2 for accrual of preferred return.
–$5.3 million issuance of Class A common for recent financings.
–$4.5 million settlement of liability for issuance of Class A common stock.
–$3.9 million conversion of BCH Class S Ordinary to Class A common stock.
–$1.1 million noncash issuance of noncontrolling interest.
–$1.2 million of distributions payable to the Charitable Beneficiaries.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of financial condition and that are shown in the consolidated statements of cash flows:

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$7,913	$8,726
Restricted cash	64	819
Total cash, cash equivalents and restricted cash	$7,977	$9,545
22.    Subsequent Events
The Company has evaluated subsequent events the date the financial statements were issued, and determined that there have been no events, other than those disclosed below, that have occurred that would require adjustments to our disclosures in the consolidated financial statements.
Reverse Stock Split
In November 2023, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC notifying the Company, as the bid price for its common stock had closed below $1.00 per share for the last 30 consecutive business days, it was not in compliance with Nasdaq Listing Rule 5450(a)(1), which is the minimum bid price requirement for continued listing on the Nasdaq Global Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the

Company was provided a 180-calendar day period, or until May 28, 2024, to regain compliance with the minimum bid price requirement. The continued listing standard would be met once the closing bid price of the Company’s Class A common stock was at least $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day period. In April 2024, the Company's stockholders approved a reverse stock split of its common stock at a range of ratios between 1-for-10 to 1-for-100, and the Company's board of directors approved the implementation of the Reverse Stock Split at a ratio of 1-for-80. The Reverse Stock Split was effective as of April 18, 2024 and the Company regained compliance with the minimum bid price requirement in May 2024.

As of the effective time of the Reverse Stock Split, every 80 issued and outstanding shares of the Company’s Common Stock was automatically reclassified into one issued and outstanding share of the Company’s Common Stock. This reduced the number of shares outstanding from 268.7 million shares to 3.4 million shares for Class A common stock and from 19.1 million shares to 239 thousand shares for Class B common stock. The Reverse Stock Split also reduced the number of authorized shares to 18.75 million for Class A common stock and 250 thousand for Class B common stock. Proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of the Company’s equity award, warrants, and other equity instruments convertible into common stock, as well as the applicable exercise price. No fractional shares of Common Stock were issued in connection with the Reverse Stock Split and all fractional shares were rounded up to the nearest whole share with respect to outstanding shares of common stock. All share and per share amounts of the Company's Class A and Class B common stock presented have been retroactively adjusted to reflect the 1-for-80 Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of Common Stock to additional paid-in capital.
Amendments to Organizational Documents
In connection with the Reverse Stock Split, on April 11, 2024, the Company, in its capacity as the sole managing member and the sole non-managing member of Beneficient Company Group, L.L.C. (“Ben LLC”), entered into and adopted the Second Amended and Restated Limited Liability Company Agreement of Beneficient Company Group, L.L.C. (the “Ben LLC A&R LLCA”), which became effective on April 18, 2024, simultaneously with the effectiveness of the Reverse Stock Split. The Ben LLC A&R LLCA provides that, among other things, in the event that the Company at any time (i) subdivides (by any stock split, dividend, recapitalization or otherwise), the outstanding shares of the Class A Common Stock (and Class B Common Stock, as applicable) of the Company into a greater number of shares, Ben LLC shall (A) cause the issuance of additional Class A Units of Ben LLC (the “Ben LLC Class A Units”) and (B) cause Beneficient Company Holdings, L.P. (“BCH”) to issue additional Class A Units of BCH (the “BCH Class A Units”) (and such other limited partner interests, if any, as determined by Ben LLC in its capacity as general partner of BCH to be appropriate), in both cases to reflect the increase in the number of shares of Common Stock of the Company outstanding, and (ii) combines (by combination, reverse split or otherwise) the outstanding shares of Class A Common Stock (and Class B Common Stock, as applicable) of the Company into a smaller number of shares, Ben LLC shall (A) cause a reduction in the number of Ben LLC Class A Units outstanding and (B) cause BCH to reduce the number of BCH Class A Units (and such other limited partner interests, if any, as determined by Ben LLC in its capacity as the general partner of BCH to be appropriate), in both cases to reflect the decrease in the number of shares of Common Stock of the Company outstanding.

Also in connection with the Reverse Stock Split, on April 11, 2024, Ben LLC, in its capacity as the sole general partner of BCH, entered into and adopted the Ninth Amended and Restated Limited Partnership Agreement of BCH (the “Ninth A&R BCH LPA”), which became effective on April 18, 2024, simultaneously with the effectiveness of the Reverse Stock Split. The Ninth A&R BCH LPA provides for, among other things, (i) the combination of certain units of BCH in connection with the Reverse Stock Split and the corresponding reverse unit split of the Ben LLC Class A Units as well as amendments to the definition of the Preferred Series A Subclass 0 Unit Conversion Price and Preferred Series A Subclass 1 Unit Conversion Price (each as defined in the Ninth A&R BCH LPA) and (ii) remove references to the previously authorized Preferred Series C Subclass 1 Unit Accounts (as defined in the Ninth A&R BCH LPA), which are no longer outstanding.
Potential Future Goodwill Impairment
Through the date of this report, the Company continues to experience a further significant sustained decline in the price of its common stock from the values at March 31, 2024 of $5.36. A significant sustained decrease in the Company’s common stock, has in the past been, and in the future may be, a potential indicator that a portion of our goodwill is impaired and may require a quantitative impairment assessment of the Company’s assets, including goodwill and intangible assets, which may result in an additional impairment charge during the fiscal 2025 or a subsequent fiscal year. While management cannot predict if or when additional future goodwill impairments may occur, additional goodwill impairments could have material adverse effects on the Company’s financial condition, operating income, net assets, and/or the Company’s cost of, or access to, capital.

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
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
The Company adopted Accounting Standards Update 2016-13, Financial Instruments, Credit Losses (Topic 326) on April 1, 2023. The Company implemented new controls and modified existing controls as part of this adoption. The new controls were implemented to account for the additional complexity of the expected credit loss model, determine reasonable and supportable forecasts, review of economic forecasting projections, and other assumptions used in the estimation of the model. There were no other changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the fourth quarter ended March 31, 2024, that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our internal control system was designed to provide reasonable assurances to our management and the Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2024.

This Annual Report on Form 10-K does not include an attestation report by the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.
ITEM 9B — OTHER INFORMATION
During the quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth information about our directors and officers as of July 5, 2024.

Name	Age	Positions
Executive Officers
Brad K. Heppner	58	Chief Executive Officer, Chairman of the Board of Directors
Derek L. Fletcher	56	President of BFF, Chief Fiduciary Officer and Director
Greg Ezell	49	Chief Financial Officer
Jeff Welday	53	Global Head of Originations & Distribution
Maria S. Rutledge	48	Chief Technology Officer
Scott Wilson	43	Chief Underwriting Officer

Directors
Peter T. Cangany, Jr.	67	Director
Thomas O. Hicks	78	Director
Emily B. Hill	56	Director
Dennis P. Lockhart	77	Director
Bruce W. Schnitzer	80	Director
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
Derek L. Fletcher – President of BFF, Chief Fiduciary Officer and Director
Mr. Fletcher has over 30 years of experience, primarily in the trust, estate, wealth transfer and fiduciary services industries. In addition to his roles as Chief Fiduciary Officer and Director, Mr. Fletcher serves as the President of BFF, a subsidiary of the Company. Mr. Fletcher previously served as a Wealth Strategist and WPS Market Director for U.S. Trust, Bank of America Private Wealth Management. Before joining U.S. Trust, Mr. Fletcher was a shareholder with the Winstead law firm, practicing in the area of estate planning, probate and trust law. He is a Certified Public Accountant; a Fellow of the American College of Trust and Estate Counsel and is Board Certified in Estate Planning and Probate Law by the Texas Board of Legal Specialization. Mr. Fletcher is former Chairman of the Estate and Gift Tax Committee for the American Bar Association’s Tax Section, former Chairman of the Dallas Bar Association’s Probate, Trusts and Estate Section, a former member of the Board of Governors for the Dallas Estate Planning Council, and former Chairman of the Synergy Summit (a unified think tank comprised of eight professional organizations representing more than 200,000 professionals).
Mr. Fletcher received his BBA in Accounting from Texas Tech University and his JD from the University of Texas School of Law.
We believe Mr. Fletcher is qualified to serve on our board of directors due to, among other things, his extensive expertise in sophisticated wealth and estate planning structuring and fiduciary advisory services.
Greg Ezell – Chief Financial Officer
Mr. Ezell has more than 25 years of accounting and finance experience, including his time at Ben. Prior to joining Ben, Mr. Ezell most recently served as the Chief Financial Officer of Genesis Pure, Inc. where he was responsible for all accounting, finance, treasury, tax, and human resource functions. Prior to that, Mr. Ezell served as the corporate controller at Homeward Residential, Inc., a residential mortgage lending and servicing institution. Mr. Ezell started his professional career at KPMG LLP in the audit practice where he was an audit senior manager serving primarily public companies in the real estate, technology, manufacturing and private equity industries.
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
Maria S. Rutledge – Chief Technology Officer
Ms. Rutledge has over 25 years of Information Technology and Information Security expertise. Prior to joining Ben, Mrs. Rutledge served as Executive Director & Chief of Staff of Information Technology Business Services for MUFG (Mitsubishi UFJ Financial Group) where she was responsible for all technology related functions including strategy, delivery, security, audit, and compliance. Prior to that, Mrs. Rutledge has served similar roles focused on Information Technology in various industries including Financial Services, Retail, Energy, and Telecommunications.
Ms. Rutledge received a Master’s of Science in Information Services, an MBA in International Management, and a Bachelor’s degree in Political Science, all from the University of Texas at Dallas.
Scott W. Wilson – Chief Underwriting Officer
Mr. Wilson has over 20 years of experience, primarily in the alternative asset investment space. Previously, Mr. Wilson was a Managing Director at Highland Capital Management, L.P., based in Dallas. During his tenure, Mr. Wilson was responsible for investments totaling over $1 billion in investment value, and his responsibilities included leadership of all elements of the private equity investment process, including origination, sourcing, due diligence and financial modeling, creating and delivering investment committee presentations, sector research, transaction negotiations and structuring, ongoing management and monitoring, identifying exit time, and running sale processes. Mr. Wilson was also responsible for Highland’s own internal strategy, with projects including reviewing potential acquisitions of financial services companies, redesigning its talent management processes, and restructuring its institutional and retail sales and marketing team and processes. While at Highland, Mr. Wilson served on the Board of Directors of Cornerstone Healthcare Group, Tandem Hospital Partners, CCS Medical, American HomePatient, Epocal, and Romacorp. Previously, Mr. Wilson worked for

McKinsey & Company in their Atlanta location. As an Engagement Manager, he led McKinsey and customer teams focusing on sales and marketing improvements and new growth and organization strategies. He was also responsible for the internal training program for McKinsey’s five Southern office locations.
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
Board of Directors
Currently, our board of directors consists of seven (7) members with two open positions. No specific individuals have been identified to fill these positions at the present time. Beginning at the first annual meeting of stockholders, the directors whose terms expire at such annual meeting and any subsequent annual meeting will be elected to hold office for a one-year term expiring at the next annual meeting of stockholders and until such director’s successor shall have been elected and qualified.
Arrangements for Election of Directors
Pursuant to the terms of the Stockholders Agreement, entered into on June 6, 2023, by and among, the Company, BHI, Hicks Holdings Operating, LLC and Mr. Schnitzer, Class A Directors are elected by holders of Class A common stock and Class B common stock, voting together as a single class, with holders of Class B common stock being entitled to 10 votes per share with respect to all matters on which stockholders are entitled to vote. Furthermore, pursuant to the Stockholders Agreement, for so long as the Class B Threshold is met, the Class B Holders will have the right to designate 51% of the directors (rounded up to the nearest director) to the Beneficient board of directors as follows: (i) provided that Class B Holder 1 or its Permitted Transferee continues to hold (A) at least twenty-five percent (25%) of the number of shares of Class B common stock held by Class B Holder 1 on the effective date of the Stockholders Agreement, or (ii) if the condition in preceding clause (A) is not satisfied, the aggregate capital account balances with respect to the limited partner interests in BCH held by Class B Holder 1 is an amount that is at least twenty percent (20%) of the aggregate capital account balances of the limited partner interests in BCH held by Class B Holder 1 on the effective date of the Stockholders Agreement (the condition in either clause (A) or clause (B) being referred to as the “Class B Holder 1 Threshold”), three individuals designated by Class B Holder 1, who currently are Brad Heppner, Derek L. Fletcher and one open position (ii) provided that Class B Holder 2 or its Permitted Transferee continues to hold (A) at least twenty-five percent (25%) of the number of shares of Class B common stock held by Class B Holder 2 on the effective date of the Stockholders Agreement, or (ii) if the condition in preceding clause (A) is not satisfied, the aggregate capital account balances with respect to the limited partner interests in BCH held by Class B Holder 2 is an amount that is at least twenty percent (20%) of the aggregate capital account balances of the limited partner interests in BCH held by Class B Holder 2 on the effective date of the Stockholders Agreement (the condition in either clause (A) or clause (B) being referred to as the “Class B Holder 2 Threshold”), one individual designated by Class B Holder 2, who currently is Thomas Hicks (provided, however, that if Thomas Hicks declines to serve as a director, then the director designated by Class B Holder 2 will be Mack Hicks; provided, further, that if Mack Hicks declines to serve as a director, then Class B Holder 1 shall designate such director) and (iii) provided that Class B Holder 3 or its Permitted Transferee continues to hold (A) at least twenty-five percent (25%) of the number of shares of Class B common stock held by Class B Holder 3 on the effective date of the Stockholders Agreement, or (ii) if the condition in preceding clause (A) is not satisfied, the aggregate capital account balances with respect to the limited partner interests in BCH held by Class B Holder 3 is an amount that is at least twenty percent (20%) of the aggregate capital account balances of the limited partner interests in BCH held by Class B Holder 3 on the effective date of the Stockholders Agreement (the condition in either clause (A) or clause (B) being referred to as the “Class B Holder 3 Threshold”), one individual designated by Class B Holder 3, who currently is Bruce W. Schnitzer (provided, however, that if Bruce W. Schnitzer declines to serve as a director, then the director designated by Class B Holder 3 will be Eliza Schnitzer; provided, further, that if Eliza Schnitzer declines to serve as a director, then Class B Holder 1 shall designate such director).
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
Under the terms of the Stockholders Agreement, the following directors are the current Class B Directors: Brad Heppner, Bruce W. Schnitzer, Thomas O. Hicks, and Derek L. Fletcher. Furthermore, the following directors are the current Class A Directors: Peter T. Cangany, Jr., Emily B. Hill, and Dennis P. Lockhart. One Class A and one Class B director positions are currently open.
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

Committees of the Board of Directors
Our board of directors has eight (8) standing committees: an Audit Committee, a Compensation Committee, a Nominating Committee, a Community Reinvestment Committee, an Executive Committee, an Enterprise Risk Committee, a Credit Committee, and a Products and Related Party Transactions Committee, each of which has the composition and responsibilities described below. The board of directors also established a Section 16 Committee comprised of two or more non-employee directors that are authorized to approve grants of equity awards to our executive officers for purposes of Section 16 of the Exchange Act. From time to time, the board of directors may establish other committees to facilitate the management of our business.
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
The Compensation Committee may be comprised of up to four members, of which two members are designated by Class B Directors and any additional members are designated by Class A Directors. Currently, the members of our Compensation Committee are Thomas O. Hicks and Bruce W. Schnitzer. Richard W. Fisher served on the Compensation Committee prior to his departure from the board of directors effective March 15, 2024. Subject to the terms of the Stockholders Agreement, the Nominating Committee is evaluating the composition of the Compensation Committee and may consider additional appointments to the Compensation Committee to fill the vacancy created by Mr. Fisher’s departure. Our board of directors has adopted a written charter for the Compensation Committee, which is available on Beneficient’s corporate website, www.trustben.com under “Shareholders: Governance.” None of our executive officers serve as a member of the board of directors or Compensation Committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of the Beneficient board of directors or a committee of the Beneficient board of directors.
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

The Nominating Committee may be comprised of up to four directors, of which two members are designated by Class B Directors and any additional members are designated by Class A Directors. Currently, the members of our Nominating Committee are Brad K. Heppner and Thomas O. Hicks. James G. Silk served on the Nominating Committee prior to his departure from the board of directors effective May 10, 2024. Subject to the terms of the Stockholders Agreement, the Nominating Committee is evaluating its composition and may consider additional appointments to the Nominating Committee to fill the vacancy created by Mr. Silk’s departure. Our board of directors has adopted a written charter for the Nominating Committee, which is available on Beneficient’s corporate website, www.trustben.com under “Shareholders: Governance.”
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
The Community Reinvestment Committee has three members, two of which are designated by Class A Directors and two are designated by Class B Directors. The members of our Community Reinvestment Committee are Emily B. Hill, Derek Fletcher and Aurelia Heppner. Ms. Heppner is not a director of the Company but serves as a non-board member on the Community Reinvestment Committee as permitted under Nevada law. Ms. Heppner is the spouse of the Company’s Chief Executive Officer, Brad K. Heppner. Our board of directors has adopted a written charter for the Community Reinvestment Committee, which is available on Beneficient’s corporate website, www.trustben.com under “Shareholders: Governance.”
Executive Committee
The Executive Committee’s responsibilities include, among other things, exercising all of the powers and authority of our board of directors to act in matters as directed by the board of directors or in any other matter in the discretion of the Executive Committee, relating to our management and business and affairs, to the fullest extent permitted by law.
The Executive Committee may be comprised of up to four members, of which two members are designated by Class B Directors and any additional members are designated by Class A Directors. Currently, the members of our Executive Committee are Brad K. Heppner, Thomas O. Hicks, and Bruce W. Schnitzer. James G. Silk served on the Executive Committee prior to his departure from the board of directors effective May 10, 2024. Subject to the terms of the Stockholders Agreement, the Nominating Committee is evaluating the composition of the Executive Committee and may consider additional appointments to the Executive Committee to fill the vacancy created by Mr. Silk’s departure.
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
The Enterprise Risk Committee has four members. The members of our Enterprise Risk Committee are Brad K. Heppner, Thomas O. Hicks, Bruce W. Schnitzer and Peter T. Cangany, Jr. Our board of directors has adopted a written charter for the Enterprise Risk Committee, which is available on Beneficient’s corporate website, www.trustben.com under “Shareholders: Governance.”
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

The Credit Committee has three members. The members of our Credit Committee are Brad K. Heppner, Dennis P. Lockhart and Emily B. Hill. Our board of directors has adopted a written charter for the Credit Committee, which is available on Beneficient’s corporate website, www.trustben.com under “Shareholders: Governance.”
Products and Related Party Transactions Committee
The Products and Related Party Transactions Committee responsibilities include, among other things:
•evaluating any conflict of interest between the Company or any of its affiliates, on the hand, and any related party, and approve or reject any Related Party Transaction;
•reviewing any transaction or a series of transactions whereby the Company, through its operating subsidiaries, engages in its ordinary course of business of financing acquisitions or sales of alternative assets of its customers involving the payment of cash or the issuance of equity securities of the Company or its subsidiaries (a “Liquidity Transaction”);
•reviewing individual Liquidity Transactions that are (i) in an amount not to exceed the greater of $50.0 million and, in the event of the issuance of equity securities, a number of shares of the Company’s Class A common stock (assuming full conversion of the securities issued in such Liquidity Transaction) that is equal to 19.99% of the Company’s outstanding Class A and Class B common stock; (ii) that are consistent with the Company’s underwriting guidelines and credit policies as approved by the Board; (iii) and in the event securities of the Company are issued in such transaction, such securities are a Pre-Approved Security (as defined in the Company’s amended and restated related party transaction policy), with the value of equity to be issued in a Liquidity Transaction for purposes of the size limitation being determined based on the previous trading day’s closing price of the Class A common stock that is to be issued or underlying convertible securities to be issued on the day the agreements governing such transactions are entered into; and
•to the extent Liquidity Transactions do not qualify for preapproval pursuant to the Company’s amended and restated related party transaction policy, evaluate any Liquidity Transaction and determine whether such Liquidity Transaction is in the best interests of the Company in light of any potential conflicts of interest or any potential related party nature of the transactions.
The Products and Related Party Transactions Committee has three members. The members of our Products and Related Party Transactions Committee are Peter T. Cangany, Jr., Emily B. Hill, and Dennis P. Lockhart. Our board of directors has adopted a written charter for the Products and Related Party Transactions Committee, which is available on Beneficient’s corporate website, www.trustben.com under “Shareholders: Governance.”
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

ITEM 11 — EXECUTIVE COMPENSATION
Beneficient is an “emerging growth company,” as defined in the JOBS Act and is also a “smaller reporting company” under SEC rules. As such, we have opted to comply with the scaled executive compensation disclosure rules applicable to emerging growth companies and smaller reporting companies, which provide certain exemptions from various reporting requirements that are applicable to other public companies. This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as Beneficient’s principal executive officer during the fiscal years ended March 31, 2024 (the “FY2024”) and March 31, 2023 (the “FY2023”), and our next two most highly compensated executive officers in respect of their service to Beneficient during such periods. We refer to these individuals as our named executive officers, or NEOs. Our NEOs for FY2024 and FY2023 were as follows:
•Brad K. Heppner, Chief Executive Officer and Chairman of the Board;
•James G. Silk, Former Executive Vice President, Chief Legal Officer and Director; and
•Derek Fletcher, President of BFF, Chief Fiduciary Officer and Director.
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
Historical Context of Executive Compensation
Effective in June 2017 and July 2017, BCG entered into the Bradley Capital Agreement and the BHI Services Agreement (as amended and restated as the Bradley Capital Services Agreement), each of which is defined and described in “—Narrative Disclosure to Summary Compensation Table.” Such agreements were executed in accordance with the terms of a Recapitalization Agreement dated August 1, 2017, by and among BCG and several related parties in contemplation of the commencement of our commercial operations. For additional information, see “—Certain Beneficient Relationships and Related Party Transactions – Relationships with Other Parties.” Pursuant to the Bradley Capital Agreement, and the BHI Services Agreement, we are obligated to pay certain costs that are reported as compensation to Mr. Heppner in the Summary Compensation Table in footnotes (5) and (6) thereto. At the time such agreements were entered, BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee, and Mr. Heppner and his family are the beneficiaries, held substantially all our outstanding equity and estimates of the current and future costs of those arrangements were incorporated in the valuation of the Company as part of the May 2018 change in control of BCG. The Amended and Restated Agreement of Limited Partnership of BCG dated September 1, 2017 included a provision stating that each person who acquired an interest in BCG approved, ratified and confirmed the execution and delivery of certain related party agreements described therein, including the Recapitalization Agreement, were acknowledged by GWG in connection with its initial transaction with BCG.

Summary Compensation Table
The “Summary Compensation Table” below summarizes the total compensation paid to or earned by each of the named executive officers of Ben for FY2024 and FY2023.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($) (4)	All Other Compensation ($)		Total ($)
Brad K. Heppner(1)	2024	$225,000	$—		$1,142,019	$4,141,495	(5)	$5,508,514
Chief Executive Officer and Chairman of the Board	2023	225,000	50,000	(3)	542,888	4,361,573	(6)	5,179,461
James G. Silk(2)	2024	750,000	—	(7)	473,308	26,122	(8)	1,249,430
Former Executive Vice President and Chief Legal Officer and Former Director	2023	750,000	937,500	(7)	225,000	26,111	(9)	1,938,611
Derek L. Fletcher	2024	565,000	—	(10)	356,560	21,133	(11)	942,693
President of BFF and Chief Fiduciary Officer and Director	2023	565,000	25,000	(10)	169,500	30,663	(12)	790,163
(1)    Amounts do not include certain equity interests and other returns received by BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee, and Mr. Heppner and his family are the beneficiaries, as each of these additional amounts represent returns on founder’s equity interests originally received in connection with the formation and recapitalization of BCG and its subsidiaries and are not considered to be compensation, consistent with their treatment in the Company’s audited financial statements. See “—Narrative Disclosure to Summary Compensation Table – Beneficient Company Holdings, L.P. Interests.”
(2)    Mr. Silk resigned from the Board of Directors and from his role as Executive Vice President and Chief Legal Officer effective May 10, 2024.
(3)     FY 2023 reflects the bonus amounts earned and paid to Mr. Heppner during the period.
(4)    The amount disclosed represents the aggregate grant date fair value of stock awards computed in accordance with ASC Topic 718. This amount does not reflect the actual economic value that may be realized by the named executive officer, which will depend on factors including the continued services of the named executive officer and the future value of our Common Stock. For the restricted stock unit awards granted in FY2024, the grant date fair value is based on the closing price of our common stock on the date of grant. For the restricted unit awards granted in FY2023, the grant date fair value is based on the estimated grant date fair value using valuation techniques, principally relying of the Option Pricing Model Backsolve approach under the market method. The grant date fair values do not take into account any estimated forfeitures related to service-vesting conditions. The assumptions used in calculating the grant date fair value for such stock awards are set forth in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K for the year ended March 31, 2024.
(5)    Consists of:
(i) total fees of $2,708,877 with respect to FY2024 paid to Bradley Capital (as defined below), a Related Entity, for services provided and $65,442 with respect to the FY2024 for Bradley Capital and other Related Entities’ use of Company office space and resources all in accordance with the terms and pursuant to the Bradley Capital Services Agreement (as defined below). See “— Historical Context of Executive Compensation” above; (ii) total legal, tax and other expenses of $30,199 with respect to FY2024 expenses on behalf of Bradley Capital, a Related Entity, for services provided pursuant to the Bradley Capital Services Agreement. See “— Historical Context of Executive Compensation” above;
(ii) on certain occasions when Mr. Heppner was traveling for business during FY2024 on the aircraft subleased by a subsidiary of Ben, Mr. Heppner’s spouse and/or other family members accompanied him. While his spouse and/or other family members may benefit from such travel, we consider the incremental costs of such travel to be nominal because the aircraft would have been used for such business travel, and the basic cost of such trip would have been incurred, whether or not Mr. Heppner’s spouse and/or other family members accompanied him on the trip and, as a result, no additional amount is reflected in the Summary Compensation Table. Pursuant to the Contribution Agreement (as defined below), BHI, a Related Entity, agrees to reimburse BCH for the quarterly rental paid or accrued by BCH with respect to the aircraft and additional expenses up to $250,000 per year conditioned upon BCH’s timely payment of the Guaranteed Series A-0 Payment to BHI. See “—Narrative Disclosure to Summary Compensation Table – Bradley Capital Company, L.L.C.”;
(iii) $926,977 with respect to FY2024 for the use by the Related Entity Trust (as defined below) of our “platinum level” trust administration services product plan and tax, legal and other expenses of approximately $377,593, of which $299,234 is accrued but unreimbursed, with respect to the FY2024 paid on behalf of BHI and other Related Entities pursuant to the terms of the BHI Services Agreement (as defined below). See “— Historical Context of Executive Compensation”;
(iv) $10,266 of club dues; and
(v) Company-paid premiums in the amount of $20,064 for supplemental medical coverage and Company contributions in the amount of $2,077 to a 401(k) plan for the benefit of Mr. Heppner.
(6)    Consists of:
(i) total fees of $2,610,167 with respect to FY2023 paid to Bradley Capital, a Related Entity, for services provided and $67,601 with respect to FY2023 for Bradley Capital and other Related Entities’ use of Company office space and resources all in accordance with the terms and pursuant to the Bradley Capital Services Agreement. See “— Historical Context of Executive Compensation” above; (ii) total legal, tax and other expenses of $228,974 with respect to FY2023 accrued but unreimbursed expenses on behalf of Bradley Capital, a Related Entity, for services provided pursuant to the Bradley Capital Services Agreement. See “— Historical Context of Executive Compensation” above;
(ii) on certain occasions when Mr. Heppner was traveling for business during FY2023 on the aircraft subleased by a subsidiary of Ben, Mr. Heppner’s spouse and/or other family members accompanied him. While his spouse and/or other family members may benefit from such travel, we consider the incremental costs of such travel to be nominal because the aircraft would have been used for such business travel, and the basic cost of such trip would have been incurred, whether or not Mr. Heppner’s spouse and/or other family members accompanied him on the trip and, as a result, no additional amount is reflected in the Summary Compensation Table. Pursuant to the Contribution Agreement, BHI, a Related Entity, agrees to reimburse BCH for the quarterly rental paid or accrued by BCH with respect to the aircraft and additional expenses up to $250,000 per year conditioned upon BCH’s timely payment of the Guaranteed Series A-0 Payment to BHI. See “—Narrative Disclosure to Summary Compensation Table – Bradley Capital Company, L.L.C.”;

(iii) $1,227,183 with respect to FY2023 for the use by the Related Entity Trust of our “platinum level” trust administration services product plan and tax and legal expenses of approximately $191,068 with respect to FY2023 paid on behalf of BHI and other Related Entities pursuant to the terms of the BHI Services Agreement. See “— Historical Context of Executive Compensation”;
(iv) $8,000 of club dues; and
(v) Company-paid premiums in the amount of $20,919 for supplemental medical coverage and Company contributions in the amount of $7,211 to a 401(k) plan for the benefit of Mr. Heppner.
(7)    Bonus amounts denoted for Mr. Silk for FY2023 are based on contractual amounts from his employment agreement of which $312,500 was paid during FY2024. No additional amounts have been paid on FY2023 contractual amounts as of the date of this Annual Report filed on Form 10-K. Contractual amounts ended on December 31, 2022. As Mr. Silk resigned his position prior to the payment of any discretionary bonus amounts pertaining to FY2024 and thus forfeited such amounts, bonus amounts for FY2024 reflected as nil.
(8)    Consists of Company-paid premiums in the amount of $20,604 for supplemental medical coverage and Company contributions in the amount of $6,058 to a 401(k) plan for the benefit of Mr. Silk with respect to FY2024.
(9)    Consists of:
(i) Company-paid premiums in the amount of $20,919 for supplemental medical coverage and Company contributions in the amount of $5,192 to a 401(k) plan for the benefit of Mr. Silk with respect to FY2023; and
(ii) on certain occasions when Mr. Silk was traveling for business during FY2023 on the aircraft subleased by a subsidiary of Ben, Mr. Silk’s spouse accompanied him. While his spouse may have benefited from such travel, we consider the incremental costs of such travel to be nominal because the aircraft would have been used for such business travel, and the basic costs of such trip would have been incurred, whether or not Mr. Silk’s spouse accompanied him on the trip, and, as a result, no additional amount is reflected in the Summary Compensation Table.
(10)    Final aggregate bonus amounts with respect to the FY2024 have not yet been determined. Mr. Fletcher did receive a payment of $70,625 in FY2024 related to services in a prior fiscal year. FY2023 reflects the bonus amounts earned and paid to Mr. Fletcher during the period.
(11)    Consists of Company-paid premiums in the amount of $16,787 for supplemental medical coverage and Company contributions in the amount of $4,346 to a 401(k) plan for the benefit of Mr. Fletcher with respect to FY2024.
(12)    Consists of:
(i) Company-paid premiums in the amount of $17,163 for supplemental medical coverage and Company contributions in the amount of $13,500 to a 401(k) plan for the benefit of Mr. Fletcher with respect to FY2023; and
(ii) on certain occasions when Mr. Fletcher was traveling for business during FY2023 on the aircraft subleased by a subsidiary of Ben, Mr. Fletcher’s spouse accompanied him. While his spouse may have benefited from such travel, we consider the incremental costs of such travel to be nominal because the aircraft would have been used for such business travel, and the basic costs of such trip would have been incurred, whether or not Mr. Fletcher’s spouse accompanied him on the trip, and, as a result, no additional amount is reflected in the Summary Compensation Table.
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
Bradley Capital Company, L.L.C.
BCG and BCH entered into a services agreement with Bradley Capital Company, L.L.C., a Related Entity (“Bradley Capital”), originally effective June 1, 2017 (the “Bradley Capital Agreement”), which was subsequently amended and restated effective January 1, 2022 (the “A&R Bradley Capital Agreement”), pursuant to which Bradley Capital provides certain executive and other services to BCG in exchange for fees and other consideration as described above. In addition, effective January 1, 2022, The Beneficient Company Group (USA), L.L.C. (“Beneficient USA”), a subsidiary of BCH, as sublessee, Bradley Capital, as sublessor, and BCH, solely as it relates to the guarantee it makes to Bradley Capital as set forth therein, entered into an Aircraft Sublease Agreement (the “2022 Aircraft Sublease”) pursuant to which BCH subleases the aircraft described therein. In conjunction with the execution of the 2022 Aircraft Sublease, BHI, BCH and BCG entered into a Contribution Agreement effective as of January 1, 2022 (the “2022 Contribution Agreement”). Pursuant to the 2022 Contribution Agreement, BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee, and Mr. Heppner and his family are the beneficiaries, agrees to reimburse to BCH the quarterly rental paid or accrued by BCH under the Aircraft Sublease and additional expenses of up to $250,000 per year, subject to certain conditions, including BCH’s timely payment of the Guaranteed Series A-0 Payment to BHI for the respective quarter in which such contribution is to be paid (whether or not waived in accordance with the terms of the BCH A&R LPA). On January 1, 2023, the 2022 Aircraft Sublease expired pursuant to its terms. Also on January 1, 2023, Beneficient USA, Bradley Capital and BCH entered into a replacement sublease agreement (the “2023 Aircraft Sublease”), on substantially the same terms as the 2022 Aircraft Sublease, and the 2023 Aircraft Sublease expired on January 1, 2024 and was not renewed. On January 1, 2023, in connection with the execution of the 2023 Aircraft Sublease, BHI, BCH and BCG entered into an Amended and Restated Contribution Agreement on substantially the same terms as the 2022 Contribution Agreement to incorporate both the 2022 Aircraft Sublease and the 2023 Aircraft Sublease.
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
Beneficient Holdings, Inc.
Mr. Heppner indirectly holds certain interests in our business through BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee, and Mr. Heppner and his family are the beneficiaries, which is a holder of the following equity interests in BCH: BCH Class S Ordinary Units, BCH Class S Preferred Units, BCH Preferred A-1 Unit Accounts, BCH Preferred A-0 Unit Accounts, FLP-1 Unit Accounts and FLP-3 Unit Accounts. The equity interests represent founder’s interests originally received by BHI in connection with the formation and recapitalization of Ben. Through his participation in the value of his founder’s equity interests of BCH held by BHI, Mr. Heppner receives financial benefits from our business which include, but are not limited to, certain income allocations, preferred returns, issuances of additional securities, cash distributions and other payments, including those described above. BHI’s interest in the equity interests of BCH are subject to certain transfer restrictions. In addition, a Company subsidiary, The Beneficient Company Group (USA), L.L.C. (“Ben USA”) entered into a services agreement with BHI, effective as of July 1, 2017 (the “BHI Services Agreement”) pursuant to which BHI pays an annual fee of $30,000 to Ben USA in exchange for the provision of certain trust administration and other services to be provided to the Related Entity Trust and the Related Entities. See “— Historical Context of Executive Compensation” above and the section titled “—Certain Beneficient Relationships and Related Party Transactions – Relationship with Beneficient Holdings, Inc.” for details.
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
During FY2023, BHI received $46.2 million of an accrued, but unpaid, quarterly return on BCH Preferred A-1 Unit Accounts, approximately $51 thousand of an accrued, but unpaid, quarterly return on BCH Class S Preferred Units, approximately $12.9 million of accrued, but unpaid, guaranteed payments with respect to BCH Preferred A-0 Unit Accounts, and approximately $933 thousand of accrued but unpaid distributions on BCH FLP-3 Unit Accounts. During FY2024, BHI received $7.8 million of an accrued, but unpaid, quarterly return on BCH Preferred A-1 Unit Accounts, approximately $7 thousand of an accrued, but unpaid, quarterly return on BCH Class S Preferred Units, approximately $13.7 million of accrued, but unpaid, guaranteed payments with respect to BCH Preferred A-0 Unit Accounts, and no accrued distributions on BCH FLP-3 Unit Accounts. Amounts reflected above related to the quarterly return on the BCH Preferred A-1 Units Accounts and the BCH Class S Preferred Units are only earned to the extent these is sufficient income at BCH to satisfy the return, however, such amounts accumulate in periods when there is insufficient income to fully satisfy the returns. Through March 31, 2024, approximately $86.8 million and $0.1 million of preferred return related to BHI’s holdings of BCH Preferred A-1 Units Accounts and BCH Class S Preferred Units has not yet been allocated due to insufficient income during those periods to fully satisfy the preferred return and will be allocated in future quarterly periods to the extent that sufficient income, if any, is available for such allocation. In connection with the Business Combination, the quarterly BCH Preferred A-1 Units Accounts and BCH Class S Preferred Units will not accrue from June 7, 2023 through December 31, 2024, except to the extent of income available to be allocated to these securities. See “—Certain Beneficient Relationships and Related Party Transactions – Beneficient Company Holdings, L.P. Interests” for additional information.
BCH FLP-2 Unit Accounts
BMP holds BCH FLP-2 Unit Accounts in connection with the BMP Equity Incentive Plan. As the holder of BCH FLP-2 Unit Accounts, BMP is entitled to quarterly issuances of an equal amount of BCH Class S Ordinary Units and BCH Class S Preferred Units that in aggregate is equal to the income allocated to BCH FLP-2 Unit Accounts pursuant to the BCH A&R LPA. BCH FLP-2 Unit Accounts are allocated income equal to 49.5% of: (1) fifteen percent (15%) of the profits from financing activities of BCH and its subsidiaries, exclusive of profits from other activities such as fees or reimbursement of expenses in connection with trustee or custodial services and insurance and insurance-related activities (this will generally include revenues from Ben Liquidity subsidiaries), and (2) the Excess EBITDA Margin, which generally relates to the fee-generating businesses of Beneficient, exclusive of financing activity revenues. The Excess EBITDA Margin for an applicable entity is equal to the lesser of (i) 50% of the revenues of BCH and its tax pass-through subsidiaries, excluding revenues from financing activities, and (ii) an amount of revenues that will cause the EBITDA of such entity divided by the gross revenues of such entity to equal 20% (this will generally include the subsidiaries of Ben Custody and Ben Insurance Services). BCH FLP-2 Unit Accounts are also entitled to receive annual tax distributions. As the holder of the BCH FLP-2 Unit Accounts, upon its allocation of income of BCH in accordance with the above terms, BMP receives additional limited partner interests in BCH while retaining such BCH FLP-2 Unit Accounts. There were no units received by BMP for during FY2023 or FY2024.
In addition, pursuant to the terms of the BCH Eighth A&R LPA, adopted June 7, 2023, BMP, as the holder of the BCH FLP-2 Unit Accounts, also is entitled to receive an allocation of a portion of any upward carrying value adjustment as calculated pursuant to Internal Revenue Code Section 704(b). In the event of an upward carrying value adjustment, the BCH FLP-1 Unit Accounts (50.5%) and the BCH FLP-2 Unit Accounts (49.5%) are entitled to first be allocated gains associated with such carrying value adjustment equal to 15% of the value of the capital accounts of all Class A Units and Class S Units, calculated based on the post-adjusted capital accounts of the then outstanding Class A Units and Class S Units. Immediately following any such allocation, the amount allocated is converted into BCH Class S Ordinary Units at the unit price, which prior to the effectiveness of the Business Combination was determined by dividing the sum of the capital accounts for the BCH Class A Units and BCH Class S Units by the aggregate number of such units, and, following the effectiveness of the Business Combination, the closing price of a share of the Class A common stock on the primary exchange on which such shares are listed. Such provision results in BMP, as the holder of the BCH FLP-2 Unit Accounts, receiving additional limited partner interests as a result of any upward adjustment of the carrying value of the assets of BCH while retaining such BCH FLP-2 Unit Accounts. Adjustments to the carrying value of the BCH assets are likely to occur upon certain events, such as the acquisition of additional limited partner interests in BCH for more than a de minimis capital contribution. As a result of the consummation of the Business Combination, an adjustment to the carrying value BCH’s assets of approximately $321.9 million occurred. Pursuant to the BCH Eighth A&R LPA, approximately 402,383 BCH Class S Ordinary Units would be issuable as a result of the carrying value adjustment. However, the number of BCH Class S Ordinary Units that may be issued as a result of the carrying value adjustment is restricted by the Compensation Policy (as defined herein), which became effective upon the consummation of the Business Combination, unless waived or amended. Any such issuance will require the approval of the Board of Directors and any such BCH Class S Ordinary Units that are issuable under the carrying value provision may be issued in subsequent years in accordance with the Compensation Policy. Additionally, subsequent to the Business Combination and through July 5, 2024, additional carrying value adjustments occurred, and approximately 260,000 BCH Class S Ordinary Units would be issuable as a result of such carrying value adjustments, subject to the Compensation Policy. As of the date of this Annual Report on Form 10-K, there has been no allocation of such carrying value adjustments among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts, and no issuance of any BCH Class S Ordinary Units as a result of such adjustments.
Employment Agreement with James Silk
On December 31, 2019, BCG entered into an employment agreement with Mr. Silk, effective as of January 1, 2020, pursuant to which Mr. Silk will serve as Executive Vice President and Chief Legal Officer. Pursuant to the agreement, with respect to calendar years 2020, 2021, and 2022, Mr. Silk was entitled to receive a minimum base salary of $750,000 and a minimum bonus of $1,250,000. Compensation to Mr. Silk following calendar year 2022 was at the discretion of Ben.
In addition, Mr. Silk was granted 704 restricted equity units under the 2018 Equity Incentive Plan which vest as follows: 20% on date of grant, 20% on each of first three anniversaries of January 1, 2020 subject to Mr. Silk’s continued employment. Mr. Silk was also awarded a one-time grant of 56,250 Class A Units and 56,250 Class B Units under the BMP Equity Incentive

Plan, which vest as follows: 20% on January 1, 2020, and 20% on each anniversary of January 1, 2020, subject to Mr. Silk’s continued employment through each vesting date.
Pursuant to his employment agreement, Mr. Silk is entitled to vacation time and reimbursement of reasonable travel and other business expenses. In connection with his employment agreement, Mr. Silk agreed to confidentiality, noncompetition, non-disparagement and intellectual property protection provisions.
Additionally, under the employment agreement, in the event that Mr. Silk’s employment is terminated for any reason, he is entitled to receive: (i) any unpaid portion of the salary prorated through the date of the termination; (ii) reimbursement for any unreimbursed business expenses incurred through the date of termination; and (iii) all other payments, benefits, or fringe benefits, if any, to which Mr. Silk is entitled under the terms of any applicable compensation arrangement or benefit, equity, or fringe benefit plan or program or grant. Additionally, if Mr. Silk’s employment is terminated without “cause” or his resignation is for “good reason” (as such terms are defined in the employment agreement), he will receive the following severance benefits: (i) had such termination or resignation occurred on or before the second anniversary of January 1, 2020, $2,000,000, paid in equal monthly installments over twelve months; (ii) had such termination or resignation occurred after the second anniversary of January 1, 2020 and on or before the third anniversary of January 1, 2020, an amount equal to (A) $750,000 plus (B) $1,250,000 (prorated to reflect any partial-year period of active employment), paid in equal monthly installments over twelve months; (iii) had such termination or resignation occurred on or before the third anniversary of January 1, 2020 and to the extent permitted by applicable law and if timely elected, Mr. Silk is entitled to receive reimbursements on a monthly basis for the cost of such continued coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or other equivalent law (“COBRA”) until the earlier of (X) the date he is no longer entitled to continuation coverage under COBRA or (Y) 12 months of continued coverage; (iv) if such termination or resignation occurs after the third anniversary of January 1, 2020, an amount equal to Mr. Silk’s annualized base salary as of the date of such termination or resignation, paid in equal monthly installments over twelve months; and (v) If Mr. Silk has not been paid the Minimum Bonus for the year preceding the year in which such termination or resignation occurs, an amount equal to the Minimum Bonus paid at the time when annual bonuses are paid generally. The payment of any such severance is subject to Mr. Silk’s execution of a release agreement. Effective May 10, 2024, Mr. Silk resigned his position as Executive Vice President and Chief Legal Officer. Following his resignation from the Board, Mr. Silk has agreed to continue to serve as a consultant to the Company, pursuant to which he is entitled to an annual fee of $50,000, which will be paid in the Company’s Class A common stock.
Director Agreement with James Silk
On December 31, 2019, BCG entered into a director agreement with Mr. Silk, effective as of January 1, 2020, pursuant to which Mr. Silk would be appointed as a director of Ben Management and a trustee of The Beneficient Company Trust. The term of appointment was three years, unless sooner terminated in accordance with the terms of the director agreement. Mr. Silk agreed to serve without compensation except as provided in the director agreement. Pursuant to the director agreement, BHI agreed to transfer to Mr. Silk a portion of BHI’s Preferred A-1 Unit Accounts. Effective as of April 1, 2022, BHI assigned to Mr. Silk BCH Preferred A-1 Unit Accounts with a grant date of December 31, 2021 and having a capital account balance of $5.7 million (the “BHI Initial Grant”). The BHI Initial Grant is subject to forfeiture at a declining rate of 20% per year beginning from March 4, 2020, the date Mr. Silk was appointed as a director of Ben Management, through March 4, 2024, after which the BHI Initial Grant is no longer subject to forfeiture. Effective as of April 3, 2022, BHI assigned to Mr. Silk additional BCH Preferred A-1 Unit Accounts with a grant date of December 31, 2021 and having a capital account balance of $3.8 million (the “BHI Tax Grant,” and together with the BHI Initial Grant, the “BHI Grants”). In order to provide Mr. Silk with cash to cover the tax liability arising from the BHI Grants, BCH and Mr. Silk entered into a Unit Account Redemption Agreement, effective as of April 3, 2022, pursuant to which BCH purchased and redeemed from Mr. Silk all of the BCH Preferred A-1 Unit Accounts included in the BHI Tax Grant for a purchase price of $3.8 million, in cash, on June 1, 2022. In connection with his director agreement, Mr. Silk agreed to confidentiality and intellectual property protection provisions. In connection with the closing of the Business Combination, on June 6, 2023, BCG terminated the director agreement with Mr. Silk, although he continued to serve as a director of Beneficient through May 10, 2024 when Mr. Silk resigned his position as a director of Beneficient.
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

Other Employment Arrangements
We do not have a formal employment agreement with Mr. Heppner. Mr. Heppner receives a base salary as determined by the compensation committee of Ben Management, prior to the Conversion, and of Beneficient, subsequent to the Conversion. Mr. Heppner received a base salary of $225,000 for FY2024 and FY 2023. In establishing his salary, the compensation committee took into consideration the fees payable under the Bradley Capital Services Agreement and the equity interests indirectly held by Mr. Heppner, as a founder of Ben and the financial benefits derived from such interests. In establishing Mr. Heppner’s salary the compensation committee sought to establish a minimum salary that would allow Mr. Heppner to maximize the benefits available under the Company’s 401(k) plan and the also enable Mr. Heppner and his qualified dependents to participate in the Company’s insurance and other benefits programs.
We do not have a formal employment agreement with Mr. Fletcher. Mr. Fletcher receives a base salary and bonus as determined by the compensation committee of Ben Management, prior to the Conversion, and of Beneficient, subsequent to the Conversion. For FY2024 and FY2023, Mr. Fletcher received a base salary of $565,000, participates in our annual bonus program, and participates in our equity incentive plans.
From time to time, we have granted equity awards in the form of restricted stock awards (“RSUs”) pursuant to the 2023 Incentive Plan (as described below), restricted equity units (“REUs”) pursuant to the 2018 Equity Incentive Plan (as described below), and BMP Units (as defined below) pursuant to the BMP Equity Incentive Plan to our named executive officers, which are generally subject to vesting based on each of our named executive officer’s continued service with us and will vest 20% on the award date, and 20% on each anniversary of the named executive officer’s date of hire. Each of our named executive officers currently holds RSUs, REUs and BMP Units that were granted under our 2023 Incentive Plan, 2018 Equity Incentive Plan or the BMP Equity Incentive Plan. In connection with the Conversion, Beneficient assumed the 2018 Equity Incentive Plan and any awards granted pursuant to the 2018 Equity Incentive Plan will be settled in Class A Common Stock of Beneficient. Effective June 7, 2023, no further awards are to be made pursuant to the 2018 Equity Incentive Plan. Awards under the BMP Equity Incentive Plan are subject to confidentiality, noncompetition and non-solicitation provisions.
On April 1, 2022 (during FY2023), Mr. Heppner was awarded an additional 543 REUs, Mr. Silk was awarded an additional 225 REUs, and Mr. Fletcher was awarded an additional 170 REUs, which vests as follows: 20% on the grant date, 20% on the first anniversary of the grant date, 20% on the second anniversary of the grant date, 20% on the third anniversary of the grant date, and 20% on the fourth anniversary of the grant date; provided, however, that such vesting was subject to the completion of an “Initial Listing Event” (as defined in the 2018 Equity Incentive Plan), which occurred upon consummation of the Avalon Merger (the “2023 Period Vesting Schedule”). To the extent a vesting date occurred prior to the Initial Listing Event, such vesting was delayed and only occurred on the Initial Listing Event (“FY2023 Vesting Criteria”). Grant amounts noted above awarded pursuant to the 2018 Equity Incentive Plan do not reflect the adjustment to account for the conversion rate for which each BCG Class A common unit converted into 1.25 shares of Beneficient Class A common stock.
On July 15, 2023 (during FY2024), Mr. Heppner, Mr. Silk and Mr. Fletcher were awarded 5,230 RSUs, 2,168 RSUs and1,633 RSUs, respectively (the “FY2024 Awards”). The FY2024 Awards vest as follows (i) 2,325 RSUs, 964 RSUs and 726 RSUs granted to Mr. Heppner, Mr. Silk and Mr. Fletcher, respectively, fully vested on the grant date and (ii) the remainder of the FY2024 Awards, 2,906 RSUs, 1,204 RSUs, and 907 RSUs granted to Mr. Heppner, Mr. Silk and Mr. Fletcher, respectively, vest 20% on the September 1, 2023, and the remaining 80% in four equal annual installments on September 1st of each subsequent calendar year (“FY2024 Vesting Schedule”).

2024 Fiscal Year Outstanding Equity Awards at Fiscal Year-End Table
The following table lists the outstanding equity awards held by each of Messrs. Heppner, Silk and Fletcher as of March 31, 2024. Amounts reflected in the below table, to the extent related to awards under the 2018 Equity Incentive Plan, reflect the adjustment to account for the conversion rate for which each BCG Class A common unit converted into 1.25 shares of Class A common stock.

	Stock Awards
Name	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested		Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Brad K. Heppner	2,325	(1)	$12,462	(2)	—	—
	408	(3)	$2,187	(4)	—	—
James G. Silk	964	(5)	$5,167	(6)	—	—
	169	(7)	$906	(8)	—	—
Derek L. Fletcher	726	(9)	$3,891	(10)	—	—
	128	(11)	$686	(12)	—	—

(1)	Consists of restricted stock units granted pursuant to the 2023 Incentive Plan on July 15, 2023, subject to the FY2024 Vesting Schedule.
(2)
Amount shown reflects the value of the restricted stock units granted pursuant to the 2023 Incentive Plan based on the closing price of the Company’s Class A common stock as of March 31, 2024 of $5.36.

(3)	Consists of restricted equity units granted pursuant to the 2018 Equity Incentive Plan on April 1, 2022, subject to the 2023 Period Vesting Schedule.
(4)
Amount shown reflects the value of the restricted equity units granted pursuant to the 2018 Equity Incentive Plan based on the closing price of the Company’s Class A common stock as of March 31, 2024 of $5.36.

(5)	Consists of restricted stock units granted pursuant to the 2023 Incentive Plan on July 15, 2023, subject to the FY2024 Vesting Schedule.
(6)
Amount shown reflects the value of the restricted stock units granted pursuant to the 2023 Incentive Plan based on the closing price of the Company’s Class A common stock as of March 31, 2024 of $5.36.

(7)	Consists of restricted equity units granted pursuant to the 2018 Equity Incentive Plan on April 1, 2022, subject to the 2023 Period Vesting Schedule.
(8)
Amount shown reflects the value of the restricted equity units granted pursuant to the 2018 Equity Incentive Plan based on the closing price of the Company’s Class A common stock as of March 31, 2024 of $5.36.

(9)	Consists of restricted stock units granted pursuant to the 2023 Incentive Plan on July 15, 2023, subject to the FY2024 Vesting Schedule.
(10)
Amount shown reflects the value of the restricted stock units granted pursuant to the 2023 Incentive Plan based on the closing price of the Company’s Class A common stock as of March 31, 2024 of $5.36.

(11)	Consists of restricted equity units granted pursuant to the 2018 Equity Incentive Plan on April 1, 2022, subject to the 2023 Period Vesting Schedule.
(12)
Amount shown reflects the value of the restricted equity units granted pursuant to the 2018 Equity Incentive Plan based on the closing price of the Company’s Class A common stock as of March 31, 2024 of $5.36.

Payments to our Founder and Chief Executive Officer
The following table sets forth certain information regarding (i) payments of cash made or that have accrued to Mr. Heppner and (ii) issuances of equity and accruals to capital accounts and hypothetical capital accounts on equity interests held by certain entities in which Mr. Heppner has a financial interest. Disclosure covers (i) payments made in connection with Mr. Heppner’s compensation as Chief Executive Officer of the Company during FY2024 and FY2023 as disclosed in “Executive Compensation”, (ii) payments made in connection with certain related party transactions in which Mr. Heppner has a financial interest for FY2024 and FY2023 as disclosed in “Certain Relationships and Related Party Transactions”, and (iii) certain other arrangements under which amounts may be payable in later periods.

Executive Compensation
		Amount Paid or Accrued
Type	Explanation	FY 2024		FY 2023
Salary[1]	We provide Mr. Heppner cash compensation in the form of a base salary. For additional information on Mr. Heppner’s salary, see the section titled “Executive Compensation-Summary Compensation Table.”	$225,000		$225,000
Bonus	From time to time, we provide Mr. Heppner cash compensation in the form of a bonus. For additional information on bonuses awarded to Mr. Heppner, see the section titled “Executive Compensation-Summary Compensation Table.”	$—		$50,000	[2]
Stock Awards	From time to time, we have granted equity awards in the form of restricted equity units (REUs) pursuant to the 2018 Equity Incentive Plan and restricted stock units pursuant to the 2023 Incentive Plan to Mr. Heppner and may grant future equity awards to Mr. Heppner under the 2023 Incentive Plan. For additional information on Mr. Heppner’s stock awards, see the section titled “Executive Compensation-2024 Fiscal Year Outstanding Equity Awards at Fiscal Year-End Table.”	$1,142,019	3*	$542,888	3*
Adjusted All Other Compensation[4,5]	We provide certain benefits and perquisites to Mr. Heppner including supplemental medical coverage, a 401(K) plan and payment of country club dues. For additional information on perquisites provided to Mr. Heppner, see the section titled “Executive Compensation-Summary Compensation Table.”	$1,432,618		$1,454,381
Bradley Capital Agreement[6]	Pursuant to the Bradley Capital Agreement, we make payments to Bradley Capital for certain executive-level services provided and for the use of office space and other resources and non-business use of an aircraft. Bradley Capital is an entity ultimately owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee, and Mr. Heppner and his family are the beneficiaries. Additionally, we pay certain legal, tax and other expenses on behalf of Bradley Capital under the terms of the Bradley Capital Agreement. For additional information on the Bradley Capital Agreement, see the sections titled “Executive Compensation-Narrative Disclosure to the Summary Compensation Table” and “Certain Relationships and Related Party Transactions-Relationships with Other Parties.” A copy of the Second Amended and Restated Bradley Capital Agreement is included as Exhibit 10.18.2 to the registration statement of which this Annual Report forms a part.	$2,708,877		$2,906,742
HCLP Loan Agreement7†
Pursuant to the HCLP Loan Agreement, we make payments to HCLP on our secured loans from HCLP, primarily in the form of principal and interest payments. The majority of HCLP is indirectly owned by The Highland Investment Holdings Trust, of which Mr. Heppner and his family are the beneficiaries. Mr. Heppner is a trustee of this trust but does not possess any discretionary authority with respect to the management, distribution or administration of the trust’s current assets (including HCLP). As of March 31, 2024, we had approximately $94.8 million (including an unamortized premium thereon) of debt outstanding derived from our secured loans with HCLP in principal amount. We have in the past, and we may in the future, pay fees to HCLP to extend the maturity date of our secured loans. For additional information on the HCLP Loan Agreement, see the section titled “Certain Relationships and Related Party Transactions, and Director Independence-Relationships with Other Parties.” Copies of the HCLP Loan Agreement and amendments thereto are included as Exhibits 10.15.1 through 10.15.14 and 10.16.1 through 10.16.15 to the registration statement of which this Annual Report forms a part.
		$9,085,535	[8]	$8,724,253	[9]
Aircraft Sublease
Pursuant to the Aircraft Sublease, which were effective January 1, 2022 and January 1, 2023, Bradley Capital subleases an aircraft, without a crew, to Beneficient USA for up to three hundred (300) hours of use. Beneficient USA pays certain quarterly rental fees plus direct operating expenses, and Bradley Capital pays the fixed and variable costs of operating the aircraft. For additional information on the Aircraft Sublease, see the sections titled “Executive Compensation-Narrative Disclosure to the Summary Compensation Table” and “Certain Relationships and Related Party Transactions-Relationships with Other Parties.” The Aircraft Sublease expired on January 1, 2024.
		$4,050,000	10*	$5,400,000	11*
Relationship with The Heppner Endowment for Research Organizations, L.L.C. and Research Ranch Operating Company, L.L.C.
HERO and RROC are indirectly owned by The Highland Investment Holdings Trust, The Highland Great Plains Trust and The Highland Partner Holdings Trust. Mr. Heppner is a permissible beneficiary of The Highland Investment Holdings Trust and The Highland Partner Holdings Trust, but he is not a beneficiary of The Highland Great Plains Trust. Mr. Heppner’s family members are potential beneficiaries of each of these three trusts. The Charitable Accounts (as defined herein) have historically received proceeds from certain trusts settled and funded by our customers in support of their charitable initiatives, but HERO does not receive any proceeds from trusts settled and funded by customers of Ben. We have certain outstanding payables to RROC and the Charitable Accounts as described in the section titled “Certain Relationships and Related Party Transactions, and Director Independence-Relationships with Other Parties.” We do not anticipate engaging in further transactions with these entities.
		$—	[12]	$—	[13]

Executive Compensation
		Amount Paid or Accrued
Type	Explanation	FY 2024		FY 2023
BCH Preferred A-0 Unit Accounts	As of March 31, 2024, BHI held BCH Preferred A-0 Unit Accounts with an estimated capital account balance of $206,262,822. Additionally, as of March 31, 2024, BHI is owed quarterly guaranteed payments of approximately $30,755,215. BHI is directly owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee, and Mr. Heppner and his family are the beneficiaries. As a holder of the BCH Preferred A-0 Unit Accounts, BHI is entitled to receive quarterly guaranteed cash payments equal to 1.50% per fiscal quarter (or 6.0% per annum) of its BCH Preferred A-0 Unit Accounts capital account balance on an annual basis, subject to the terms of an agreement to defer delivery of such payments until November 15, 2024. BHI has accrued such quarterly guaranteed cash payments, but such amounts remain unpaid as of the date of this Annual Report. See “Description of Securities-Limited Partner Interests in BCH”, “Executive Compensation-Narrative Disclosure to the Summary Compensation Table” and “Certain Relationships and Related Party Transactions-Beneficient Company Holdings, L.P. Interests” for additional information on payments made to BHI as a holder of BCH Preferred A-0 Unit Accounts.	$13,700,000	14*	$12,900,000	15*
BCH Preferred A-1 Unit Accounts	As of March 31, 20234 BHI held BCH Preferred A-1 Unit Accounts with an estimated capital account balance of $644,062,834 and an estimated hypothetical capital account of $730,822,096 million. BHI is directly owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee, and Mr. Heppner and his family are the beneficiaries. As a holder of the BCH Preferred A-1 Unit Accounts, BHI is entitled to (i) a quarterly preferred return equal to the hypothetical capital account balance of such BCH Preferred A-1 Unit Accounts multiplied by the most recent 90-Day Average Secured Overnight Financing Rate as published by the Federal Reserve Bank of New York prior to each fiscal quarter plus 0.5% (2.0% per annum) and allocable by a corresponding increase to the BCH Preferred A-1 Unit Accounts capital account, subject to an agreement to waive and defer the accrual of such payments until December 31, 2024, (ii) tax distributions for any period in which there is an allocation of income related to the quarterly preferred return and (iii) allocations from sale proceeds of BCH in an amount up to their hypothetical BCH Preferred A-1 Unit Accounts capital account. See “Description of Securities-Limited Partner Interests in BCH”, “Executive Compensation-Narrative Disclosure to the Summary Compensation Table” and “Certain Relationships and Related Party Transactions, and Director Independence-Beneficient Company Holdings, L.P. Interests” for additional information on payments made to BHI as a holder of BCH Preferred A-1 Unit Accounts.	$7,845,252	16*	$46,245,923	17*
BCH Class S Ordinary Units
As of March 31, 2024, BHI held BCH Class S Ordinary Units with an estimated capital account balance of $11,530,297. BHI is directly owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee, and Mr. Heppner and his family are the beneficiaries. Following certain allocations of income to the BCH Class S Ordinary Units, the capital account balance associated with such BCH Class S Ordinary Units shall be reduced by the amount so allocated and, in exchange, BHI is entitled to an equal number of BCH Class S Ordinary Units and BCH Class S Preferred Units equal to the amount of the reduction in the capital account divided by the closing price of the Class A common stock on the date of such exchange. See “Description of Securities—Limited Partner Interests in BCH”, “Executive Compensation—Narrative Disclosure to the Summary Compensation Table” and “Certain Relationships and Related Party Transactions—Beneficient Company Holdings, L.P. Interests” for additional information on limited partner interests issued to BHI as a holder of BCH Class S Ordinary Units.
		$—		$—
BCH Class S Preferred Units	As of March 31, 2024, BHI held BCH Class S Preferred Units with an estimated capital account balance of $310,650 and an estimated hypothetical capital account of $429,204. BHI is directly owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee, and Mr. Heppner and his family are the beneficiaries. Holders of the BCH Class S Preferred Units are entitled to receive (i) a quarterly preferred return (the “Quarterly Class S Preferred Unit Return”) equal to the hypothetical capital account balance of such BCH Class S Preferred Units multiplied by the base rate and allocable by a corresponding increase to the BCH Class S Preferred Unit capital account, subject to an agreement to waive and defer the accrual of such payments until December 31, 2024 and (ii) allocations of sale proceeds of BCH in an amount up to their hypothetical BCH Class S Preferred Unit capital account, thereby increasing such holder’s BCH Class S Preferred Unit capital account and resulting distributions. See “Description of Securities-Limited Partner Interests in BCH”, “Executive Compensation-Narrative Disclosure to the Summary Compensation Table” and “Certain Relationships and Related Party Transactions-Beneficient Company Holdings, L.P. Interests” for additional information on payments made to BHI as a holder of BCH Class S Preferred Units.	$6,905	18*	$16,000	19*

Executive Compensation
		Amount Paid or Accrued
Type	Explanation	FY 2024		FY 2023
BCH FLP-1 Unit Accounts	As of March 31, 2024, BHI held BCH FLP-1 Unit Accounts Units with an estimated capital account balance of $0.00 as amounts allocated are converted to BCH Class S Ordinary and/or BCH Class S Preferred Units as described below. BHI is directly owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee, and Mr. Heppner and his family are the beneficiaries. As a holder of the BCH FLP-1 Unit Accounts, BHI is entitled to receive (i) quarterly issuances of an equal amount of BCH Class S Ordinary Units and BCH Class S Preferred Units that in aggregate is equal to the income allocated to BCH FLP-1 Unit Accounts pursuant to the Eighth A&R BCH LPA, which is 50.5% of (1) 15% of profits from financing activities of BCH and (2) Excess EBITDA Margin, which generally relates to the fee-generating businesses of Ben, (ii) upon its allocation of income of BCH in accordance with the Eighth A&R BCH LPA, additional BCH Class S Ordinary Units and BCH Class S Preferred Units, (iii) an allocation of a portion of any upward carrying value adjustment as calculated pursuant to Internal Revenue Code Section 704(b) and (iv) annual tax distributions. See “Description of Securities-Limited Partner Interests in BCH”, “Executive Compensation-Narrative Disclosure to the Summary Compensation Table” and “Certain Relationships and Related Party Transactions-Beneficient Company Holdings, L.P. Interests” for additional information on payments made and limited partner interests issued to BHI as a holder of BCH FLP-1 Unit Accounts.	$177,959,674	20*	$—
BCH FLP-2 Unit Accounts	As of March 31, 2024, BMP held BCH FLP-2 Unit Accounts Units with an estimated capital account balance of $0.00. BMP is owned by certain of the directors, officers and employees of Ben and a limited number of former employees. BHI is directly owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee, and Mr. Heppner and his family are the beneficiaries. Mr. Heppner does not hold an interest in BMP. When an employee forfeits their interest in BMP, BHI holds such interests until they are reissued to a participant. As a result, BHI may occasionally hold the forfeited interests of a former employee in BMP. However, BHI does not currently hold any such forfeited interests. As the holder of BCH FLP-2 Unit Accounts, BMP is entitled to receive (i) quarterly issuances of an equal amount of BCH Class S Ordinary Units and BCH Class S Preferred Units that in aggregate is equal to the income allocated to BCH FLP-2 Unit Accounts pursuant to the Eighth A&R BCH LPA, which is 49.5% of (1) 15% of profits from financing activities of BCH and (2) Excess EBITDA Margin (as defined herein), which generally relates to the fee-generating businesses of Ben, (ii) annual tax distributions, (iii) upon its allocation of income of BCH in accordance with the Eighth A&R BCH LPA, additional BCH Class S Ordinary Units and BCH Class S Preferred Units and (iv) an allocation of a portion of any upward carrying value adjustment as calculated pursuant to Internal Revenue Code Section 704(b). See “Description of Securities- Limited Partner Interests in BCH”, “Executive Compensation- Narrative Disclosure to the Summary Compensation Table” and “Certain Relationships and Related Party Transactions, and Director Independence-Beneficient Company Holdings, L.P. Interests” for additional information on payments made and limited partner interests issued to BMP as a holder of the BCH FLP-2 Unit Accounts.	$—		$—
BCH FLP-3 Unit Accounts	As of March 31, 2024, BHI held BCH FLP-3 Unit Accounts Units with an estimated capital account balance of $930,000. The BCH FLP-3 Unit Accounts are designed to have a capital account of $0.00 as allocations are typically payable in cash upon issuance. However, as of March 31, 2024, the Company owed BHI $930,000 in cash distributions in connection with a previous allocation resulting in a capital account balance of $930,000. BHI is directly owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee, and Mr. Heppner and his family are the beneficiaries. As the holder of BCH FLP-3 Unit Accounts, BHI is entitled to receive quarterly tax and other distributions equal to 100% of the amount of the profit allocated to BHI’s BCH FLP-3 Unit Accounts capital balance. BCH FLP-3 Unit Accounts are allocated profits from financing activities of Ben equal to the lesser of 5% of quarterly net financing revenues and 10% of the average annualized stated interest (to the extent constituting net financing revenues) of the quarterly average of new ExAlt Loans issued during the previous 12 months. See “Description of Securities-Limited Partner Interests in BCH”, “Certain Relationships and Related Party Transactions, and Director Independence-Beneficient Company Holdings, L.P. Interests” for additional information on payments made to BHI as a holder of BCH FLP-3 Unit Accounts.	$—		$900,000

*	Such amount does not represent cash actually paid.
1
Amounts do not include certain equity interests and other returns received by BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee, and Mr. Heppner and his family are the beneficiaries, as each of these additional amounts represent returns on founder’s equity interests originally received in connection with the formation and recapitalization of BCG and its subsidiaries and are not considered to be compensation, consistent with their treatment in the Company’s audited financial statements. See “- Narrative Disclosure to Summary Compensation Table—Beneficient Company Holdings, L.P. Interests.”

2	Consists of the bonus amounts earned and paid to Mr. Heppner during FY2023.

3
Represents the aggregate grant date fair value of stock awards computed in accordance with ASC Topic 718. Awards in FY 2023 were pursuant to the 2018 Ben Equity Incentive Plan and awards is FY2024 were pursuant to the 2023 Incentive Plan.

4	Amounts shown exclude certain payments made pursuant to the Bradley Capital Agreement, which are addressed below, and are not the same as reflected in the Summary Compensation Table.
5
On October 20, 2023, the Company paid legal fees of approximately $2.4 million on behalf of Mr. Heppner as indemnification from the proceeds under the HH-BDH Credit Agreement. On November 7, 2023, the Company was reimbursed by its D&O insurance carrier a total of $3.5 million, which included, among others, the legal fees paid by the Company on behalf of Mr. Heppner. Additional amounts of legal fees paid on behalf of Mr. Heppner as indemnification during FY2024 totaled $1.8 million, of which $1.0 million was a legal retainer. Substantially all of these payments are expected to be eligible for reimbursement by the D&O insurance carrier.

6
As of March 31, 2024 and March 31, 2023, $2.7 million and $3.6 million, respectively, was owed and unpaid to Bradley Capital under the terms of the Bradley Capital Agreement related to the ongoing aspects of this services agreement. Additionally, as of March 31, 2024 and 2023, we have $0.7 million and $3.5 million accrued under this services agreement related to these private travel reimbursements originating prior to the aircraft sublease. On October 20, 2023, a payment of approximately $2.5 million of past amounts owed and unpaid was made to Bradley Capital under the terms of the Bradley Capital Agreement from proceeds under the HH-BDH Credit Agreement. Additional payments made to Bradley Capital during FY2024 related to past amounts owed and unpaid totaled $0.6 million.

†	Subsequent to March 31, 2024, additional interest is accruing at a rate of approximately $0.8 million per month but has not been paid.
7
On October 20, 2023, the Company paid legal fees of $559,753 on behalf of HCLP pursuant to the indemnification obligations under the HCLP Loan Agreement from the proceeds under the HH-BDH Credit Agreement. Additional legal fees were paid on behalf of HCLP pursuant to indemnification obligations in the amount of $463,540 during FY2024.

8	Amount represent monthly interest that was accrued during FY2024. No monthly interest payments were made during the FY 2024.
9	Amount represents monthly interest payments made during the FY2023.
10	Amount was expensed during the period but has not been paid for the period from April 1, 2023 to January 1, 2024, at which point the aircraft sublease agreement expired.
11	Amount was expensed during the period but has not been paid.
12	Ben had outstanding payables of $2.2 million to charitable entities to which HERO serves as an advisor. However, Mr. Heppner does not have final decision-making authority on the ultimate use of these amounts.
13	Ben had outstanding payables of $2.2 million to charitable entities to which HERO serves as an advisor. However, Mr. Heppner does not have final decision-making authority on the ultimate use of these amounts.
14	Represents amount of Guaranteed Payment accrued, but unpaid, for the period.
15	Represents amount of Guaranteed Payment accrued, but unpaid, for the period.
16	Represents amount of the Accrued Quarterly Preferred Series A-1 Return accrued, but unpaid, for the period.
17	Represents amount of the Accrued Quarterly Preferred Series A-1 Return accrued, but unpaid, for the period.
18	Represents amount of the Accrued Quarterly Class S Preferred Return accrued, but unpaid, for the period.
19	Represents amount of the Accrued Quarterly Class S Preferred Return accrued, but unpaid, for the period.
20
Represents a portion of the upward adjustment of the carrying value of the assets of BCH resulting from the Business Combination that are allocable to BHI as the holder of the BCH FLP-1 Unit Accounts. Once issued, this would result in BHI receiving 50.50% of the approximately 402 thousand BCH Class S Ordinary Units issuable as a result of the carrying value adjustment arising from the Business Combination. Additionally, represents a portion of the additional upward adjustments of the carrying value of the assets of BCH subsequent to the Business Combination through March 31, 2024 totaling approximately 160,000 BCH Class S Ordinary Units of which, once issued, 50.50% are allocable to BHI as the holder of the BCH FLP-1 Unit Accounts. However, due to the limitations of the Compensation Policy (as defined below), the number of Class S Ordinary Units issuable in FY2024 was limited. As of March 31, 2024, there has been no allocation of the carrying value adjustment among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts and no issuance of any BCH Class S Ordinary Units as a result of such adjustment. See “Certain Relationships and Related Party Transactions – Beneficient Company Holdings, L.P. Interests – BCH FLP-1 Unit Accounts” for additional information. The estimated value of the Class S Ordinary Units allocable to BHI, once issued, using the closing price of the Class A common stock as of March 31, 2024 as a proxy, was $1.5 million.

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
The compensation subject to the Compensation Policy includes base salaries, bonuses, equity-based compensation (generally, awards under equity-based compensation plans) and certain allocations of profits and upward adjustments of carrying values by BCH to individuals who are also employees of the Company and its subsidiaries. The Annual Compensation Cap shall not be applicable to payments or distributions payable, directly or indirectly, to any employee from any entity that is not the Company or a subsidiary of the Company including, without limitation, Bradley Capital Company, L.L.C. The terms of the Compensation Policy commenced on the consummation of the Business Combination on June 7, 2023, and continues through December 31, 2024, and will automatically renew for successive twelve (12) month periods unless the board elects not to renew any initial or renewal term.
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
Equity Incentive Plans
2018 Equity Incentive Plan
On September 25, 2018, the board of directors of BCG’s general partner adopted the 2018 Equity Incentive Plan. The 2018 Equity Incentive Plan authorizes the award of options, unit appreciation rights, common units of BCG (the “BCG Common Units”), restricted BCG Common Units, deferred restricted BCG Common Units, phantom restricted BCG Common Units, or other BCG Common Unit-based awards. In connection with the Conversion, the Company assumed the 2018 Equity Incentive Plan, and any awards granted pursuant to the 2018 Equity Incentive Plan are to be settled in Class A common stock. Outstanding grants awarded pursuant to the 2018 Equity Incentive Plan were adjusted at Conversion to account for the conversion rate for which each BCG Class A common unit converted into 1.25 shares of Beneficient Class A common stock. Effective June 7, 2023, no further awards are to made pursuant to the 2018 Equity Incentive Plan.
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
2023 Incentive Plan
On June 6, 2023, Company’s board of directors adopted the 2023 Incentive Plan. Under the 2023 Incentive Plan, subject to certain adjustments, the aggregate number of shares of Class A common stock issuable under the 2023 Incentive Plan in respect of awards is equal to 15% of the aggregate number of shares issued and outstanding or then issuable upon the conversion of outstanding securities of the Company or its subsidiaries determined as of the Effective Date, of which 100% of the available shares may be delivered pursuant to incentive stock options. Notwithstanding the foregoing, on the first trading date of each calendar quarter, the number of shares of Class A common stock available under the 2023 Incentive Plan is to be increased so that the total number of shares issuable under the 2023 Incentive Plan is to be equal to the lesser of (i) 2,500,000 shares, and (ii) 15% of the total number of shares issued and outstanding or then issuable upon the conversion of outstanding securities of the Company or its subsidiaries, as determined as of the Adjustment Date (as defined in the 2023 Incentive Plan), provided that no such adjustment will have any effect on the ISO Limit (as defined in the 2023 Incentive Plan), except for any adjustments summarized therein. Beneficient’s Compensation Policy, which became effective upon the consummation of the Business Combination, will limit the number of awards that can be made each year pursuant to the 2023 Incentive Plan. In connection with the Reverse Stock Split, equity awards granted pursuant to the 2023 Incentive Plan were proportionally reduced in the same ratio as the reduction in the number of shares of outstanding Common Stock, except that any fractional shares resulting from such reduction will be rounded down to the nearest whole share.

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
Share Authorization. Subject to certain adjustments, the aggregate number of shares of our Class A common stock expected to be issuable under the 2023 Incentive Plan in respect of awards will be equal to 15% of the aggregate number of shares issued and outstanding or then issuable upon the conversion of outstanding securities of the Company or its subsidiaries determined as of the effective date, of which 100% of the available shares may be delivered pursuant to incentive stock options (the “ISO Limit”). Notwithstanding the foregoing, on the first trading date of each calendar quarter (the “Adjustment Date”), the number of shares of Class A common stock available under the 2023 Incentive Plan shall be increased so that the total number of shares issuable under the 2023 Incentive Plan shall be equal to the lesser of (i) 2,500,000 shares, and (ii) 15% of the total number of shares issued and outstanding or then issuable upon the conversion of outstanding securities of the Company or its subsidiaries, as determined as of the Adjustment Date, provided that no such adjustment shall have any effect on the ISO Limit, except for any adjustments summarized below.
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
Eligibility. Employees (including any employee who is also a director or an officer), contractors, and non-employee directors of Beneficient or its subsidiaries whose judgment, initiative and efforts contributed to or may be expected to contribute to the successful performance of Beneficient are eligible to participate in the 2023 Incentive Plan. As of July 5, 2024, Beneficient (including its subsidiaries) had approximately 80 employees and five non-employee directors. The Audit Committee will, with respect to directors and executive officers, and the Compensation Committee with respect to all other persons, determine who will participate in the 2023 Incentive Plan in order to attract, reward and retain top performers and key management.
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
Director Compensation
The following table sets forth the cash and non-cash compensation awarded to or earned by each non-employee who served as a member of the board of directors of Ben Management, prior to the Conversion, and Beneficient, subsequent to the Conversion, during the fiscal year ended March 31, 2024.

Director’s Name	Fees Earned or Paid in Cash ($)		Equity Awards ($) (2)	All Other Compensation ($)		Total ($)
Peter T. Cangany, Jr.	$205,411	(1)	$140,240	$4,589	(3)	$350,240
Richard W. Fisher	194,630	(4)	140,240	116,301	(5)	451,171
Thomas O. Hicks	185,699	(6)	140,240	122,466	(7)	448,405
Emily B. Hill	197,658	(8)	140,240	4,589	(3)	342,487
Dennis P. Lockhart	207,658	(9)	140,240	4,589	(3)	352,487
Bruce W. Schnitzer	185,699	(10)	140,240	122,466	(11)	448,405

(1)
Represents aggregate cash compensation earned by Mr. Cangany for his service as a director, the chair of the Audit Committee and a member of the Enterprise Risk Committee prior to the Conversion, and for his service as a director, a member, including the chair, of the Audit Committee, and a member of the Enterprise Risk Committee after the Conversion.

(2)
On July 15, 2023, each non-employee director received grants of restricted stock units in connection with their Board services. Each director received 643 RSUs, which was determined by dividing $150,000 by the 5-day VWAP through the grant date. Each RSU is subject to the FY2024 Vesting Schedule. Amount denoted for each award is computed using the grant date value of $218.40 in accordance with FASB ASC 718.

(3)	Represents annual health and wellness allowance for independent directors prior to the Conversion.
(4)
Represents aggregate cash consideration earned by Mr. Fisher for his service as a director, prior to the Conversion, and for his service as a director, and a member of the Credit Committee, Community Reinvestment Committee, and Enterprise Risk Committee after the Conversion, through the date of his resignation from the Board effective March 15, 2024.

(5)
Represents cash compensation earned by Mr. Fisher under a consulting agreement entered into on June 7, 2023 that terminated on the date of his resignation from the Board effective March 15, 2024. The consulting agreement provided for an annual fee of $150,000.

(6)
Represents aggregate cash consideration earned by Mr. Hicks for his service as a director, prior to the Conversion, and for his service as a director and a member of the Enterprise Risk Committee after the Conversion.

(7)	Represents cash compensation earned by Mr. Hicks under a consulting agreement entered into on June 7, 2023. The consulting agreement provides for an annual fee of $150,000.

(8)
Represents aggregate cash consideration earned by Ms. Hill for her service as a director, a member of the Audit Committee and a member of the Community Reinvestment Committee, prior to Conversion, and for her services as a director and as a member of the Credit Committee, Community Reinvestment Committee, and Audit Committee after the Conversion.

(9)
Represents aggregate cash compensation earned by Mr. Lockhart for his service as a director, chair of the Credit Committee and a member of the Audit Committee, prior to the Conversion, and for his services as a director, a member, including the chair, of the Credit Committee, and a member of the Audit Committee after the Conversion.

(10)
Represents aggregate cash consideration earned by Mr. Schnitzer for his service as a director, prior to the Conversion, and for his service as a director and a member of the Enterprise Risk Committee after the Conversion.

(11)	Represents cash compensation earned by Mr. Schnitzer under a consulting agreement entered into on June 7, 2023. The consulting agreement provides for an annual fee of $150,000.
Narrative Disclosure to Director Compensation Table
Director Fees
Prior to the Conversion, the annual fees paid to the non-employee directors of Ben Management during the fiscal year ended March 31, 2024 were as follows:
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
Subsequent to the Conversion, the annual fees paid to the non-employee directors of Beneficient during the fiscal year ended March 31, 2024, as adopted by our Board, are as follows:
•annual cash retainer of $150,000 for each non-employee director;
•an additional annual cash retainer of $35,000 for each non-employee member of the Audit Committee;
•an additional annual cash retainer of $15,000 to the chair of the Audit Committee;
•an additional annual cash retainer of $15,000 for each non-employee member of the Credit Committee;
•an additional annual cash retainer of $15,000 to the chair of the Credit Committee;
•an additional annual cash retainer of $10,000 for each non-employee member of the Enterprise Risk Committee; and
•an additional annual cash retainer of $5,000 for each non-employee member of the Community Reinvestment Committee.
Non-employee directors also receive equity compensation pursuant to the non-employee director compensation program in the amount of $150,000.
The Compensation Committee is analyzing the compensation payable to the non-employee directors and intends to adopt a policy to compensate non-employee directors.
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

On September 17, 2017, BCG entered into a director agreement with Mr. Fisher, which became effective upon the occurrence of a certain transaction described therein, pursuant to which (i) Mr. Fisher receives base compensation of $300,000 per year and (ii) Mr. Fisher was granted an award of restricted equity units with a fair market value of $1,000,000 on the date of grant. Mr. Fisher was also granted an award of 13.5% of the participating interests available for issuance pursuant to the Beneficient Management Partners, L.P. 2017 Equity Incentive Plan. Mr. Fisher’s agreement has an initial term of seven (7) years, subject to earlier termination as provided therein. In the event the initial term is terminated before it expires due to a removal or because Mr. Fisher is not re-elected or re-appointed, in each case without cause (as defined in the agreement), the annual compensation fee will continue to be paid through the end of the initial term. In connection with his director agreement, Mr. Fisher agreed to confidentiality, intellectual property protection and non-competition provisions. On June 7, 2023, we entered into a consulting agreement with Mr. Fisher to replace and supersede his director agreement, the terms of which are described below. Mr. Fisher retired from our Board effective March 15, 2024. In connection with his retirement from the Board, we agreed to enter into a consulting agreement with Mr. Fisher, pursuant to which he is entitled to an annual fee of $50,000, which will be paid in the Company’s Class A common stock.
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
The consulting agreements have an initial term of one (1) year and automatically renew for successive one (1) year terms unless sooner terminated in accordance with their terms. In the event the initial or any renewal term is terminated before it expires due to a removal or because Messrs. Hicks, Fisher and Schnitzer is not re-elected or re- appointed, in each case without cause (as defined in the consulting agreement), the annual consulting fee will continue to be paid through the end of the initial or renewal term, as applicable. In connection with the consulting agreements, Messrs. Hicks, Fisher and Schnitzer agreed to confidentiality and intellectual property protection provisions. As discussed above, Mr. Fisher retired from the Board effective March 15, 2024. In connection with his retirement, we agreed to enter into a consulting agreement with Mr. Fisher, pursuant to which he is entitled to an annual fee of $50,000, which will be paid in the Company’s Class A common stock.
Director Expenses
Non-employee directors were eligible through January 1, 2024 to use an aircraft, the use of which was subject to the terms of the Bradley Capital Services Agreement, for personal purposes when the aircraft was not being used on business-related trips. Any such personal use of the Company aircraft may result in the non-employee director recognizing income for tax purposes, and the Company does not reimburse the non-employee directors for any taxes incurred in connection with such personal use.
Compensation Committee Interlocks and Insider Participation
During FY2024, Messrs. Hicks, Fisher and Schnitzer served as members of the Compensation Committee, none of whom was, during the fiscal year, an officer or employee of the Company and none of whom has ever served as an officer of the Company. Mr. Fisher retired from the Board effective March 15, 2024. Each of Messrs. Hicks, Fisher and Schnitzer entered into a consulting agreement with Beneficient on June 7, 2023. Pursuant to the consulting agreements, each of Messrs. Hicks, Fisher and Schnitzer agreed to mentor, advise and support Beneficient and its related entities regarding its business of providing services, insurance, liquidity and financing for alternative asset holders and each receive an annual cash fee of $150,000 per year. Mr. Fisher’s consulting agreement terminated in connection with his retirement from the Board effective March 15, 2024.
None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or Compensation Committee of any other entity that has one or more executive officers serving on our board of directors or compensation committee.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of July 5, 2024, the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. There were 4,006,365 shares of Class A common stock and 239,257 shares of Class B common stock outstanding.
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
Unless otherwise indicated in the footnotes to the following table and subject to applicable community property laws, we believe that all persons named in the table below have, or may be deemed to have, sole voting and investment power with respect to all Beneficient common stock to be beneficially owned by them. Additionally, the following table does not reflect record or beneficial ownership of any (i) Class A common stock issuable upon exercise of our outstanding warrants to purchase one share of our Class A Common Stock and one share of our Series A preferred stock, par value $0.001 per share, at an exercise price of $920.00 and (ii) certain equity incentive awards that are subject to vesting conditions that have not yet been satisfied. However, shares that a person has the right to acquire within 60 days of July 5, 2024 are deemed issued and outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed issued and outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.
The following table does not include shares of Class A common stock that may be issued in exchange for interests in BCH, some of which convert into Class A common stock based upon their capital account balance calculated in accordance with Section 704 of the Internal Revenue Code. Except as otherwise noted below, the address for persons or entities listed in the table is c/o Beneficient, 325 N. Saint Paul St., Suite 4850, Dallas, Texas 75201. On April 18, 2024, the Company effected the reverse stock split of its common stock at a ratio of eighty (80) to one (1). All information in the following tables and footnotes below have been updated to reflect the reverse stock split unless otherwise provided.

	Class B Common Stock			Class A Common Stock
Name of Beneficial Owner(1)	Number of Shares of Class B common stock Beneficially Owned(2)		Percentage of Outstanding Class B common stock	Number of Shares of Class A Common Stock Beneficially Owned(2)		Percentage of Outstanding Class A common stock	Percentage of Total Voting Power of Class A and Class B common stock(3)
Named Executive Officers and Directors
Brad K. Heppner	221,494	(4)	92.6%	15,011	(6)	*	34.8%
Derek L. Fletcher	—		—	3,124	(7)	*	*
Peter T. Cangany, Jr.	—		—	5,817	(8)	*	*
Thomas O. Hicks	16,528	(5)	6.9%	1,450	(9)	*	2.6%
Dennis P. Lockhart	—		—	817	(10)	*	*
James G. Silk (11)	—		—	1,139	(12)	*	*
Bruce W. Schnitzer	1,235		*	11,745	(13)	*	*
Emily B. Hill	—		—	540	(14)	*	*
All current directors and executive officers of Beneficient as a group (11 individuals)	239,257		100%	45,606		1.1%	38.0%
Other 5% Holders
Hatteras Investment Partners, LP(15)	—		—	583,904		14.6%	9.1%
GWG Wind Down Trust (16)	—		—	1,934,638		48.3%	30.2%
YA II PN, LTD (17)	—		—	503,827		12.6%	7.9%

*	Indicates, as applicable, (i) less than one percent of Beneficient total voting power of Class A common stock outstanding and Class B common stock and (ii) less than one percent ownership of Class A common stock and Class B common stock.
1)
For purposes of this table, a person or group of persons is deemed to have beneficial ownership of any shares of Beneficient common stock that such person has the right to acquire within 60 days of July 5, 2024. For purposes of computing the percentage of outstanding shares of Beneficient common stock held by each person or group of persons named above, any shares of Beneficient common stock that such person or persons have the right to acquire within 60 days of the date of July 5, 2024 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

2)	Class B common stock will be convertible at any time by the holder into shares of Class A common stock on a one-for-one basis, such that each holder of Class B common stock beneficially owns an equivalent number of shares of Class A common stock. The number of shares of Class A common stock beneficially owned does not give effect to any such conversion of Class B common stock.
3)	Percentage of total voting power represents voting power with respect to all shares of our Class A common stock and Class B common stock, as a single class. Each holder of Class B common stock is entitled to 10 votes per share of Class B common stock and each holder of Class A common stock is entitled to one vote per share of Class A common stock on all matters submitted to our stockholders for a vote. The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by law and the election of Class B Directors.
4)	Represents shares of Class B common stock held by BHI. BHI is an entity held by The Highland Business Holdings Trust of which Mr. Heppner is a beneficiary and a trustee and, in such capacity, has the sole power to vote and direct the disposition of such shares. Therefore, such shares are deemed to be beneficially owned by Mr. Heppner and The Highland Business Holdings Trust.

5)	Represents shares of Class B common stock held by Hicks Holdings Operating, LLC. Mr. Hicks is the sole member of Hicks Holdings Operating, LLC, and he has the power to vote and direct the disposition of such shares.
6)	Includes 15,011 shares of Class A Common Stock issuable upon settlement of vested restricted stock units held by Mr. Heppner, 5,259 of which will vest within sixty days of July 5, 2024.

7)	Includes 3,124 shares of Class A Common Stock issuable upon settlement of vested restricted stock units held by Mr. Fletcher, 1,017 of which will vest within sixty days of July 5, 2024.
8)
Includes (i) 2,500 shares of Class A Common Stock held by The Cangany Group, LLC, a limited liability company for which Mr. Cangany serves as a manager and, in such capacity, has the power to vote and direct the disposition of such shares, (ii) 2,500 shares of Class A Common Stock held by Cangany Capital Management, LLC, a limited liability company for which Mr. Cangany serves as a manager and, in such capacity, has the power to vote and direct the disposition of such shares, and (iii) 817 shares of Class A Common Stock issuable upon settlement of vested restricted stock units held by Mr. Cangany, 372 of which will vest within sixty days of July 5, 2024.

9)
Includes (i) 340 shares of Class A Common Stock and (ii) 1,110 shares of Class A Common Stock issuable upon settlement of vested restricted stock units held by Mr. Hicks, 567 of which will vest within sixty days of July 5, 2024.

10)	Includes 817 shares of Class A Common Stock issuable upon settlement of vested restricted stock units held by Mr. Lockhart, 372 of which will vest within sixty days of July 5, 2024.
11)	Effective May 10, 2024, Mr. Silk resigned from his positions of Director of the Company and Executive Vice President and Chief Legal Officer.

12)	Includes 1,139 shares of Class A Common Stock issuable upon settlement of vested restricted stock units held by Mr. Silk, 291 of which will vest within sixty days of July 5, 2024.
13)
Includes (i) 10,293 shares of Class A Common Stock and (ii) 1,452 shares of Class A Common Stock issuable upon settlement of vested restricted stock units held by Mr. Schnitzer, 626 of which will vest within sixty days of July 5, 2024.

14)	Includes 540 shares of Class A Common Stock issuable upon settlement of vested restricted stock units held by Ms. Hill, 286 of which will vest within sixty days of July 5, 2024.
15)
Based on the information contained in the Schedule 13G/A filed by Hatteras Master Fund, LP with the SEC on February 14, 2024 and other information publicly available. Hatteras Master Fund, LP, Hatteras Evergreen Private Equity Funds, LLC, Hatteras Global Private Equity Partners Institutional, LLC, Hatteras GPEP Fund, LP and Hatteras GPEP Fund II, GP (the “Hatteras Entities”) are the beneficial owners of 583,904 shares of Class A Common Stock. Hatteras Investment Partners, LP is the investment manager of Hatteras Master Fund, LP and, as such, has sole investment discretion and voting authority over these securities and may be deemed to be the beneficial owner of these securities. The principal address of the Hatteras Entities is c/o Hatteras Investment Partners, 8510 Colonnade Center Drive, Suite 150, Raleigh, North Carolina 27615.

16)
Based on the information contained in the Schedule 13G/A filed by the GWG Wind Down Trust with the SEC on April 17, 2024. Promptly following the emergence of GWG and certain of its affiliates from proceedings under Chapter 11 of Title 11 of the United States Bankruptcy Code in the Bankruptcy Court for the Southern District of Texas, the shares of Class A Common Stock held by GWG, GWG Life USA, LLC and GWG Life, LLC (collectively, the “GWG Entities”) were transferred to the GWG Wind Down Trust, in accordance with the terms of the bankruptcy plan of GWG. Elizabeth C. Freeman is the sole trustee of GWG Wind Down Trust with sole voting and dispositive power over the Class A Common Stock held by GWG Wind Down Trust. The principal address of GWG Wind Down Trust is P.O. Box 61209, 700 Smith St., Houston, TX 77208.

17)	Based on the information contained in the Schedule 13G filed by Yorkville and its affiliates on February 13, 2024. The principal address of Yorkville is 1012 Springfield Ave., Mountainside, NJ 07092.
Certain BCH Non-Controlling Interests
The following table sets forth information regarding the capitalization of BCH, with the equity values in BCH based upon the estimated capital account balances as determined pursuant to Section 704 of the Internal Revenue Code, as of March 31, 2024. These capital account balances are estimated based on a deemed liquidation value of $1.1 billion as of March 31, 2024 (after payment of amounts associated with hypothetical capital account balances) and an assumed conversion price of $5.38 per share of Class A common stock.
On June 6, 2023, the Company converted from a Delaware limited partnership called “The Beneficient Company Group, L.P.” to a Nevada corporation called “Beneficient” in connection with the closing of its merger with Avalon Acquisition Inc. (the “Business Combination”). As a result of the consummation of the Business Combination, an adjustment to the carrying value of BCH’s assets of $321.9 million occurred. As of March 31, 2024, there has been no allocation of the carrying value adjustment among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts and no issuance of any BCH Class S Ordinary Units of BCH as a result of such adjustment. Pursuant to the BCH Eighth A&R LPA, approximately 402,383 BCH Class S Ordinary Units would be issuable as a result of the carrying value adjustment. However, due to the Company’s compensation policy adopted in connection with the Business Combination (the “Compensation Policy”), the number of BCH Class S Ordinary Units that may be issued in any subsequent year following the Business Combination will be restricted and require approval of the Board, unless waived or amended; provided that any such BCH Class S Ordinary Units that may not be issued in 2024, may be issued in subsequent years in accordance with the Compensation Policy. Additionally, subsequent to the Business Combination and through July 5, 2024, additional carrying value adjustments occurred, and approximately 260,000 BCH Class S Ordinary Units would be issuable as a result of such carrying value adjustments, subject to the Compensation Policy, unless waived or amended. As of the date of this Annual Report on Form 10-K, there has been no allocation of such carrying value adjustments among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts, and no issuance of any BCH Class S Ordinary Units as a result of such adjustments.
None of the BCH securities identified in the table below are included in the beneficial ownership table reported above as they are not exchangeable for Class A common stock within 60 days of July 5, 2024, due to exchange limitations set forth in the BCH A&R LPA and the Exchange Agreement, dated June 7, 2023, by and between the Company, BCH and Ben LLC

	As of March 31, 2024(1)
(Dollars in thousands)	Hypothetical Capital Account Balance	Capital Account Balance
BCH Equity Securities:
Class A Units held by Beneficient	$—	$19,313
Class S Ordinary Units	—	361
Class S Preferred Units	238	4
Preferred Series A Subclass 0	—	252,796
Preferred Series A Subclass 1	919,645	813,532
Subtotal BCH Equity	$919,883	$1,086,006

(1)
The table is based upon estimated capital account balances as of March 31, 2024 as determined pursuant to Section 704 of the Internal Revenue Code, and such estimates are subject to adjustment. The estimated amounts are based on a deemed liquidation value of $1.1 billion after payment of amounts associated with hypothetical capital account balances.

Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
The following table provides information as of March 31, 2024 about compensation plans under which shares of Class A common stock may be issued to employees, executive officers or members of our Board of Directors upon the exercise of options, warrants or rights under all of our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column
Equity compensation plans approved by security holders	43,974		$—	679,121	(1)
Equity compensation plans not approved by security holders	96,237	(2)	—	—	(3)
Total	140,211		—	679,121

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

(3)	As described below, no additional awards may be issued under the 2018 Equity Incentive Plan. No more than the available authorized shares of the Class A common stock, less the number of issued shares and the shares reserved for issuance, as provided in the BCH Exchange Agreement (as defined herein), can be issued under the BMP Equity Incentive Plan.
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
Plans Approved by Security Holders
2023 Incentive Plan
On June 6, 2023, Company’s board of directors adopted the 2023 Incentive Plan, which was approved by the Company’s stockholders. Under the 2023 Incentive Plan, subject to certain adjustments, the aggregate number of shares of Class A common stock expected to be issuable under the 2023 Incentive Plan in respect of awards will be equal to 15% of the aggregate number of shares issued and outstanding or then issuable upon the conversion of outstanding securities of the Company or its subsidiaries determined as of the date the 2023 Incentive Plan was adopted, of which 100% of the available shares may be delivered pursuant to incentive stock options. Notwithstanding the foregoing, on the first trading date of each calendar quarter, the number of shares of Class A common stock available under the 2023 Incentive Plan is to be increased so that the total number of shares issuable under the 2023 Incentive Plan is to be equal to the lesser of (i) 2,500,000 shares, and (ii) 15% of the total number of shares issued and outstanding or then issuable upon the conversion of outstanding securities of the Company or its subsidiaries, as determined as of the such first trading date, provided that no such adjustment shall have any effect on the ISO Limit, except for any adjustments summarized therein. Beneficient’s Compensation Policy, which became effective upon the consummation of the Business Combination, will restrict the number of awards that can be made each year pursuant to the 2023 Incentive Plan, unless waived or amended.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following is a summary of transactions for FY2023 and FY2024 which we have been a party, in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of the average of our total assets at March 31, 2024 and 2023 and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest other than compensation and other arrangements that are described in Item 11 “Executive Compensation and Director Compensation.
The following also describes and summarizes numerous transactions among Ben, its predecessor BCG and related parties and provides a history and background concerning such transactions and the related development of Ben. Agreements previously executed by BCG, unless otherwise provided, became obligations of Company as a result of the Conversion.
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
Pursuant to the Recapitalization Agreement, Ben Management, which was the general partner of BCG, was formed. In addition, Ben Management formed PEN Insurance Management, LLC (which is now known as PEN Indemnity Management, L.L.C.) with Ben Management acting as its managing member. As of March 31, 2024, PEN Indemnity Management, L.L.C. is the general partner of Private Equity National Indemnity Holdings, L.P., the owner of Ben’s insurance subsidiary, PEN Indemnity Insurance Company, Ltd.
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

As part of the recapitalization, the parties also entered into certain services agreements, which are the predecessor agreements for the Second Amended and Restated Services Agreement with Bradley Capital Company, L.L.C., discussed below in “—Relationships with Other Parties – Relationship with Bradley Capital Company, L.L.C.,” and the Services Agreement with BHI, discussed below in “—Relationships with Other Parties – Relationship with Beneficient Holdings, Inc.”
Ben commenced commercial operations on September 1, 2017, when Ben and MHT Financial, L.L.C. (“MHT Financial”) entered into agreements to provide liquidity in exchange for the economic rights to several portfolios of alternative assets (collectively, the “Initial Transactions”). In December 2017 and January 2018, Ben and MHT Financial entered into additional agreements to provide liquidity in exchange for the economic rights to additional portfolios of alternative assets (collectively, the “Second Transactions”). The primary closing condition of the Initial and Second Transactions consisted of MHT Financial entering into a Purchase and Sale Agreement with owners of alternative asset funds (family offices, fund-of-funds, and institutions, collectively the “Sellers”) to acquire the portfolios of alternative assets (the “Initial Exchange Portfolio” for the Initial Transactions and the “Second Exchange Portfolio” for the Second Transactions) and the subsequent placement of the Initial and Second Exchange Portfolios by MHT Financial into the custody of certain constituent trusts of the ExAlt Plan (“Founding ExAlt Plan”) in exchange for BCG Common Units of Ben of a like value issued to certain other constituent trusts of the Founding ExAlt Plan (“2017-18 Exchange Trusts”) of which MHT Financial was named the beneficiary and which are not consolidated subsidiaries of BCG. The Initial Transactions and the Second Transactions resulted in an aggregate of $565.0 million in liquidity being extended to the Founding ExAlt Plan in return for the right to the cash flows from the related exchange portfolios totaling NAV of $733.8 million in alternative assets at the time of the transactions.
Through March 31, 2024, Ben’s originations of liquidity transactions to the Customer ExAlt Trusts have primarily been limited to: (i) the Initial and Second Transactions described above, (ii) the acquisition of $373 million of alternative assets acquired from an unrelated party in exchange for the issuance of BCG Preferred B-2 Unit Accounts in liquidity transactions that closed on and after December 7, 2021 and (iii) the acquisition of alternative assets with a NAV of approximately $37,689,946 from GRID in exchange for the issuance of 3,768,995 shares of Series B-1 preferred stock and 11,779 GRID Warrants. The Series B-1 preferred stock converted into 172,574 shares of Class A common stock in October 2023. The Initial and Second Transactions were transacted with a limited number of family offices, fund-of-funds and institutions.
Transaction with GWG and GWG Life, LLC
GWG is Beneficient’s former parent company. Following GWG’s emergence from bankruptcy, shares of Class A common stock held by GWG and its subsidiaries were transferred to the GWG Wind Down Trust in accordance with the Second Amended Plan. Based on the information reported on a Schedule 13G/A filed by the GWG Wind Down Trust on April 17, 2024, the GWG Wind Down Trust held approximately 60% of the outstanding Class A common stock. On January 12, 2018, Ben entered into a Master Exchange Agreement, as amended from time to time (the “MEA”), with GWG, GWG Life, LLC, a Delaware limited liability company and wholly-owned subsidiary of GWG (“GWG Life” and, collectively with GWG, the “GWG Parties”), and the 2017-18 Exchange Trusts. The 2017-18 Exchange Trusts agreed to transfer the Common Units they held in BCG to the GWG Parties and receive assets, including GWG’s common stock and GWG Life debt.
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
Registration Rights Agreement
On August 10, 2018, BCG and GWG entered into the Registration Rights Agreement related to the BCG Common Units providing GWG with certain customary registration rights with respect to the BCG Common Units received pursuant to the MEA. Pursuant to this Registration Rights Agreement, GWG is entitled to certain customary demand registration, shelf takedown and piggyback registration rights with respect to the BCG Common Units, subject to certain customary limitations (including with respect to minimum offering size and a maximum number of demands and underwritten shelf takedowns within certain periods). The agreement remains in effect until the earlier of the date GWG is permitted to sell all registrable securities under Rule 144 or until the registrable securities are sold. On August 1, 2023, the Company, GWG, the GWG Wind Down Trust and Jeffrey Stein entered into a registration rights agreement assignment and joinder (the “Assignment Agreement”), pursuant to which GWG assigned its rights under the GWG Registration Rights Agreement to (i) the GWG Wind Down Trust with respect to the Class A common stock transferred to the GWG Wind Down Trust and (i) Mr. Stein with respect to Class A common stock transferred to Mr. Stein. In satisfaction of our contractual obligations pursuant to the GWG Registration Rights Agreement, we have filed with the SEC a Registration Statement on Form S-1 (File No. 333-273322), which was declared effective by the SEC on September 29, 2023.
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
Collateral Swap
On September 30, 2020, certain of the Customer ExAlt Trusts (collectively, the “Participating Customer ExAlt Trusts”), at the sole direction of the independent trustee of each such trust, with the intention of protecting the value of certain assets of the Participating Customer ExAlt Trusts underlying part of the collateral portfolio, the Participating Customer ExAlt Trusts entered into that certain Contribution and Exchange Agreement with certain of the 2017-18 Exchange Trusts, (collectively, the “Participating Exchange Trusts”), each of which entered into such agreement at the direction of its applicable trust advisor and by and through its applicable corporate trustee (the “Contribution and Exchange Agreement”). Under the Contribution and Exchange Agreement, the Participating Exchange Trusts agreed to exchange 9,837,264 shares of GWG’s common stock valued at $84.6 million, 543,874 shares of BCG Common Units valued at $6.8 million, and GWG’s L Bonds due 2023 in the aggregate principal amount of $94.8 million to the Participating Customer ExAlt Trusts for $94.3 million in NAV of the alternative asset investments held by the Participating Customer ExAlt Trusts. This transaction (the “Collateral Swap”) resulted in the Participating Customer ExAlt Trusts recognizing an additional $84.6 million of investment in public equity securities of a related party, $94.8 million of debt securities of a related party, $3.4 million of treasury shares of BCG’s Common Units, and gain of $88.5 million, which was recorded in investment income, in 2020.
Transaction with GWG Controlling Shareholders
On April 15, 2019, BCG, among others, entered into a Purchase and Contribution Agreement (the “Purchase and Contribution Agreement”) with Jon R. Sabes, GWG’s Chief Executive Officer and a director, and Steven F. Sabes, GWG’s Executive Vice President and a director. Pursuant to the Purchase and Contribution Agreement, which closed on April 26, 2019 (the “Purchase and Contribution Agreement Closing”), Messrs. Jon and Steven Sabes sold and transferred all of the shares of GWG’s common stock held directly and indirectly by them and their immediate family members (approximately 12% of GWG’s outstanding common stock in the aggregate). Specifically, Messrs. Jon and Steven Sabes (i) sold in aggregate 2,500,000 shares of GWG’s common stock to BCC, a subsidiary of BCH, for $25.0 million in return for a payable ultimately settled in cash on December 31, 2019, and (ii) contributed their remaining 1,452,155 shares of GWG’s common stock to a limited liability company (“SPV”) owned by a Related Entity (defined below) and an entity held by one of the current directors of Ben Management, the general partner of BCG, in exchange for certain equity interests in the SPV. “Related Entity” or “Related Entities” include certain trusts that are directly or indirectly controlled by Ben’s CEO, Brad Heppner, and those entities directly or indirectly held by such trusts, and in which he and his family members are among classes of economic beneficiaries whether or not our CEO and founder is entitled to economic distributions from such trusts.
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
LiquidTrust Promissory Note Repayment
On September 30, 2020, GWG, GWG Life (which, collectively with GWG, acting through a then constituted special committee of the board of directors of GWG), and the LiquidTrust Borrowers agreed to the repayment of the Promissory Note and any related accrued interest for a $75.0 million BCH Preferred C-1 Unit Account of BCH that Ben issued to the LiquidTrust Borrowers. BCG determined the fair value of the BCH Preferred C-1 unit account was $71.2 million as of September 30, 2020. The carrying value of the Promissory Note on September 30, 2020, with accrued and unpaid interest thereon, was $65.1 million. Accordingly, the difference between the fair value of the BCH Preferred C-1 Unit Account and the carrying value of the settled debt was settled between the equity holders and was reflected in our 2020 financial statements.
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
In connection with the Investment Agreement, GWG acquired, on December 31, 2019, the right to appoint a majority of the Board of Directors of Ben Management, which was the general partner of BCG, which in turn was the general partner of BCH. Due to this change-of-control event, BCG became a consolidated subsidiary of GWG; therefore, the results of operations for BCG and its subsidiaries being reported in GWG’s financial statements on a consolidated basis beginning on the transaction date of December 31, 2019.
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
Unit Purchase Agreement with GWG
On July 15, 2020, BCG and BCH entered into the UPA to purchase Series C Unit Accounts of BCH (“BCH Preferred Series C Unit Accounts”) with GWG (acting through a then constituted special committee of the board of directors of GWG). Pursuant to the UPA, GWG agreed to make capital contributions from time to time to BCH in exchange for Preferred Series C Unit Accounts of BCH during a purchasing period commencing on the date of the UPA and continuing until November 29, 2021, when BCG ceased to be a consolidated subsidiary of GWG.
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
On November 23, 2021, GWG converted $14.8 million of its BCH Preferred C-1 Unit Accounts to an equal amount of BCH Preferred C-0 Unit Accounts. On December 1, 2021, BCH redeemed GWG’s entire BCH Preferred C-0 Unit Accounts for $14.8 million in cash. In exchange for such payment, GWG agreed to pay BCH an early redemption fee in the amount of $1 million, which such fee has yet to be paid. On July 10, 2023, the remaining BCH Preferred C-1 converted into 550,510 shares of Class A common stock at approximately $372.80 per share.
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
The term of the Shared Services Agreement had an initial term of one year from the effective date and renewed automatically for successive one year terms. Due to the filing by GWG for reorganization under the Chapter 11 Bankruptcy Code in April 2022, neither party was authorized to terminate the Shared Services Agreement. The Shared Services Agreement terminated upon the effectiveness of GWG’s bankruptcy plan on August 1, 2023. During the years ended March 31, 2024 and 2023, GWG paid $1.4 million, and $0.4 million, respectively, to Ben under the Shared Services Agreement. As of March 31, 2024 and 2023, Ben has an outstanding gross receivable related to this Shared Services Agreement of nil and $17.8 million, respectively. Due to the financial deterioration of GWG including the filing for reorganization under the Chapter 11 Bankruptcy Code in April 2022, the allowance for these receivables as of March 31, 2024 and 2023 was nil and $15.6 million, respectively. The reserve amount pertains to amounts owed by GWG at the time of its bankruptcy filing. As a result of the termination of the Shared Services Agreement, receivables and related allowance of $15.6 million were written off during the year ended March 31, 2024.
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
In connection with the term sheet executed on December 1, 2021 and Consents and Amendments No. 4 to the Second A&R Agreements, Ben recorded a $19.5 million loss on extinguishment of debt during the year ended December 31, 2021. Through March 31, 2024, all required principal and interest payments due under the Second A&R Agreements have been paid.
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
In connection with the Second A&R Agreements, BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee, and Mr. Heppner and his family are the beneficiaries, that owns a majority of the Class S Ordinary Units, Class S Preferred Units, Preferred A-0 Unit Accounts, Preferred A-1 Unit Accounts, and BCH FLP-1 Unit Accounts issued by BCH, will grant certain tax-related concessions to HCLP as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5% of BCH Preferred A-1 Unit Accounts held by BHI, which will be held by HCLP, may convert to BCH Preferred A-0 Unit Accounts. In addition, recipients of a grant of BCH Preferred A-1 Unit Accounts from BHI will have the right to put an amount of BCH Preferred A-1 Unit Accounts to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred A-1 Unit Accounts from BHI; and provided further, that such put right could not be exercised prior to July 1, 2021. Through March 31, 2024, a total of $3.8 million has been put to the Company which related to grants of BCH Preferred A-1 Unit Accounts to a director in 2022. The liability was settled for cash during June 2022.
The Second A&R Agreements and ancillary documents contain covenants that (i) prevent Ben from issuing any securities senior to the BCH Preferred A-0 Unit Accounts or BCH Preferred A-1 Unit Accounts; (ii) prevent Ben from incurring additional debt or borrowings greater than $10.0 million, other than trade payable, while the loans are outstanding; and (iii) prevent, without the written consent of the lender, GWG from selling, transferring, or otherwise disposing of any BCH Preferred A-1 Unit Accounts held as of May 15, 2020, other than to its subsidiary GWG DLP Funding V, LLC. GWG no longer holds any BCH Preferred A-1 Unit Accounts. As of March 31, 2024, the Company was in compliance with all the remaining covenants.
In connection with the amendments to the Second A&R Agreements, Ben agreed to pay extension fees on a percentage of the amount outstanding under the credit agreements as of the date of the respective amendment. During the years ended March 31, 2024 and 2023, no deferred financing costs were paid to HCLP. The parties to the Second A&R Agreements no longer plan to combine the First Lien Credit Agreement and Second Lien Credit Agreement, as amended, into one senior credit agreement. On October 20, 2023, the Company paid legal fees of $559,753 on behalf of HCLP pursuant to the indemnification obligations under the HCLP Loan Agreement from the proceeds under the HH-BDH Credit Agreement. Additional amounts of legal fees paid on behalf of HCLP pursuant to the indemnification obligation paid through March 31, 2024 totaled $463,540.
HCLP is an indirect subsidiary of Highland Consolidated, L.P. Ben’s CEO is a beneficiary and trust investment advisor of the trusts that control, and are the partners of, Highland Consolidated, L.P. Further, an indirect parent entity of HCLP has previously had loans outstanding to Related Entities. As of March 31, 2024 and 2023, Highland Consolidated, L.P. had outstanding loans in the principal amount of $11.5 million and $14.0 million, respectively, with a Related Entity. Ben was not a party to these loans, nor has it secured or guaranteed the loans.
Term Loan with HH-BDH
On October 19, 2023, Beneficient Financing, L.L.C. (the “Borrower”), a wholly owned subsidiary of the Company, and BCH, as guarantor (the “Guarantor” and together with the Borrower, the “Loan Parties”), entered into the HH-BDH Credit Agreement with HH-BDH, as administrative agent. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the HH-BDH Credit Agreement.
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
The HH-BDH Credit Agreement provides for a three-year term loan in the aggregate principal amount of $25.0 million, which was fully drawn on closing.
Borrowings under the HH-BDH Credit Agreement bear interest, at the Company’s option, calculated according to a base rate, adjusted term SOFR rate, or adjusted daily simple SOFR rate, plus an applicable margin, subject to a Maximum Rate determined by applicable law in the State of New York. The Company elected the adjusted daily simple SOFR rate with a margin of 6.5% for the first two years and 5.5% for the third year. Accrued and unpaid interest is payable monthly, upon prepayment, and at maturity. The Term Loan will mature on October 19, 2026, and all outstanding principal amounts and accrued and unpaid interest thereon shall be due and payable on such date. During the year ended March 31, 2024, $1.6 million deferred financing costs were paid related to the Term Loan. As of March 31, 2024, the unamortized discount related to the Term Loan was $1.5 million.
The Term Loan is secured in part by pledges of: (a) substantially all of the assets of the Borrower, (b) the Guarantor’s equity interests in the Borrower, (c) 97.5% of the equity interests held by The EP-00117 Custody Trust, a Delaware statutory trust known as the “Custody Trust”, in certain entities that hold interests in private investment funds, which, as of March 31, 2024, represented approximately 41.5% of all assets held by the Customer ExAlt Trusts and (d) certain deposit accounts.
The HH-BDH Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including covenants which restrict the ability of the Loan Parties, the Custody Trust and certain affiliated entities to, among other things, create liens, incur additional indebtedness, make certain restricted payments and engage in certain other transactions, in each case subject to certain customary exceptions. In addition, the HH-BDH Credit Agreement contains certain financial maintenance covenants, including a debt service coverage ratio of 1.25 to 1.00. As of March 31, 2024, the Company was in compliance with all covenants.
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
Hicks Holdings will receive the following fees and payments in connection with the Term Loan:
•A non-refundable fee in an amount equal to 1.0% of the aggregate commitments under the Term Loan, which was paid upon execution of the HH-BDH Credit Agreement (the “Closing Date”);
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
In connection with the HH-BDH Credit Agreement and the Financing, on October 19, 2023, the Guarantor, Ben LLC, and Hicks Holdings entered into a letter agreement (the “Letter Agreement”). In connection with the Financing, Hicks Holdings agreed to assign to HH-BDH (which is wholly-owned by Hicks Holdings) all of its rights, title and interest in and to the following partnership interests of the Guarantor: BCH Preferred A-0 Unit Accounts with a capital account balance of $15.3 million as of June 30, 2023, BCH Preferred A-1 Unit Accounts with a capital account balance of $48.1 million as of June 30, 2023, 1 BCH Class S Preferred Units and 3,640 BCH Class S Ordinary Units held by HH-BDH (the “Pledged Guarantor Interests”). Hicks Holdings’ membership interest in HH-BDH (collectively with the Pledged Guarantor Interests, the “Pledged Equity Interests”) and the Pledged Guarantor Interests serve as collateral for the Financing (together, the “Lender Pledge”).
Pursuant to the terms of the Letter Agreement, the parties thereto agreed that if the Borrower and/or Guarantor default under the HH-BDH Credit Agreement and such default results in a foreclosure on, or other forfeiture of, the Pledged Equity Interests, the Guarantor will promptly issue to Hicks Holdings, BCH Preferred A-0 Unit Accounts with a capital account balance of $15.3 million, BCH Preferred A-1 Unit Accounts with a capital account balance of $48.1 million, 1 BCH Class S Preferred Units and 3,640 BCH Class S Ordinary Units (subject to a tax gross-up as provided in the Letter Agreement), or, in the discretion of Hicks Holdings, equivalent securities of equal fair market value to the value of the security interests at the time of the applicable foreclosure or other loss (such newly issued equity interests referred to as the “Replacement Equity Interests”); provided, however that, if less than all Pledged Equity Interests have been foreclosed on or forfeited, the foregoing capital account balances and numbers of units comprising the Replacement Equity Interests shall be reduced on a class-by-class and subclass-by-subclass basis, as applicable, to the extent necessary to ensure that Hicks Holdings and its affiliates do not receive additional value relative to the value held by Hicks Holdings and its affiliates immediately prior to the foreclosure or forfeiture. Furthermore, Ben LLC shall cause a Ben LLC Unit (as defined in the BCH A&R LPA) to be issued for each BCH Class A Unit issued to the Hicks Holdings pursuant to the Letter Agreement. Additionally, the Guarantor agreed to indemnify Hicks Holdings and its affiliates and hold each of them harmless against any and all losses which may arise directly or indirectly in connection with, among other things, the HH-BDH Credit Agreement, the Term Loan, the Financing and the Lender Pledge.
Relationship with AltAccess Securities
AltAccess Securities is an affiliate of the Company. Certain employees of the Company or its affiliates are registered persons of AltAccess Securities. When the Company uses AltAccess Securities as its broker-dealer to conduct its transactions, the Company’s use of AltAccess Securities creates various conflicts of interest and incentives as set forth herein, which may be in conflict with the best interests of customers of AltAccess Securities. Because of these relationships, transactions between AltAccess Securities and the Company are generally not arm’s-length and the Company has an incentive to use AltAccess Securities and its registered persons instead of other unaffiliated third parties. Through its ownership of AltAccess Securities, the Company, its owners, and employees receiving profit participation, equity incentives or similar benefits (including our Chief Executive Officer and other employees) indirectly benefit from and/or share in the revenue earned by AltAccess Securities. Individuals registered with AltAccess Securities that are employees of the Company or its affiliates receive a portion of the transaction compensation or other fees earned by AltAccess Securities for transactions in which such registered persons participate in addition to compensation they receive as employees of the Company or its affiliates. Compensation paid to AltAccess Securities and therefore to such registered persons of AltAccess Securities may be significant. AltAccess Securities and its registered persons are incentivized to maximize the amount of subscriptions in any offering, to favor the Company’s offerings over offerings of unaffiliated third parties and to take greater risks regarding such offerings, and their decisions relating to offerings of the Company may be influenced by such persons being registered with AltAccess Securities and/or being employees of the Company or its affiliates and the extent of the compensation they may receive by participating in an offering of the Company.
Relationship with Bradley Capital Company, L.L.C. Services Agreement.
BCG was the general partner of BCH and together they entered into the Bradley Capital Agreement and BMC effective June 1, 2017, and effective as of January 1, 2022, the parties entered into the First Amended and Restated Services Agreement (the “A&R Bradley Capital Agreement”). Bradley Capital is a Related Entity. Under the Bradley Capital Agreement, Bradley Capital was entitled to a base fee of $404,132 per quarter for executive-level services provided by an executive of Bradley Capital, who prior to BCG’s conversion to a Nevada corporation on June 7, 2023, was our Chief Executive Officer and Chairman of Ben Management’s Board of Directors and currently is our Chief Executive Officer and Chairman of our Board,

together with a supplemental fee of $160,979 per quarter for administrative and financial analysis, with both the base fee and the supplemental fee subject to an annual inflation adjustment. The base fee may be increased by the provider up to two times the initial base fee per quarter to cover increases in the cost of providing the services, or in the event of an expansion of the scope of the services with the approval of the Executive Committee of the board of Ben Management prior to June 7, 2023 and the Executive Committee of our Board subsequent to June 7, 2023, of which our CEO and Chairman of Ben Management’s board of directors is a member and Chairman. The Bradley Capital Agreement and the A&R Bradley Capital Agreement also includes a payment from Ben of $150,000 per year, paid quarterly, to cover on-going employee costs for retired and/or departed employees of predecessor entities prior to September 1, 2017, which on-going costs were assumed by Bradley Capital, as well as a further payment to Bradley Capital in respect of the cost of health and retirement benefits for current employees of Bradley Capital all of which are reimbursed by Ben.
The Bradley Capital Agreement and the A&R Bradley Capital Agreement requires Ben to reimburse Bradley Capital or its affiliates for taxes, fees, and expenses, including legal fees and related costs, relating to the contributions by affiliates of Bradley Capital of equity or debt interests in Ben to public charitable trusts in connection with the 2017-18 Exchange Trusts, as well as the contribution of beneficial interests in client trusts administered by Ben. The A&R Bradley Capital Agreement further requires that Ben indemnify and hold Bradley Capital harmless against any and all losses, damages, costs, fees and any other expenses incurred by Bradley Capital as air travel expenses owed in connection with the operation of the aircraft identified in the Aircraft Sublease (as defined below) for periods prior to January 1, 2022. Additionally, Ben provides office space and access to needed technology systems and telephone services. Payments by Ben to Bradley Capital and its affiliates are guaranteed and subject to enforcement by the state courts in Delaware in the event of default. The Bradley Capital Agreement extended through December 31, 2022, with an annual one-year renewal provision thereafter. Prior to June 7, 2023, the A&R Bradley Capital Agreement could have been be terminated by the mutual agreement of the parties, by the unanimous approval of the Executive Committee of the board of Ben Management, of which our CEO and Chairman of Ben Management’s board of directors is a member and Chairman, or without such approval if a designated Related Entity no longer holds the lesser of $10.0 million of Ben’s securities or 1% of the aggregate fair market value of Ben on both December 31, 2022, or any applicable extension date, and the date of termination.
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
On June 7, 2023, the A&R Bradley Capital Agreement, was replaced by the Second A&R Bradley Capital Agreement) with the Company as a party. The Second A&R Bradley Capital Agreement is substantially similar to the previous Bradley Capital Agreement, subject to certain changes as follows. The Executive Committee (as defined in the Second A&R Bradley Capital Agreement) reference now refers to the Executive Committee of the Board, and the Second A&R Bradley Capital Agreement expressly states that it shall in no way limit the authority of Board to appoint and remove officers of the Company, including its chief executive officer. The term of the Second A&R Bradley Capital Agreement extends through December 31, 2023, with an annual one-year renewal provision thereafter. The termination provision was revised so that the agreement may be terminated upon the approval of all members of the Executive Committee, excluding Brad K. Heppner if he is then serving on the Executive Committee. The base fee was increased to $460,000 per quarter and the supplemental fee was increased to $180,000 per quarter, with each fee remaining subject to an annual inflation adjustment. In addition, revisions were made to the limitation of liability and indemnification provisions to reflect the applicability of the corporation laws of Nevada to Beneficient.
During the years ended March 31, 2024 and 2023, the Company recognized expenses totaling $2.7 million and $2.6 million, respectively, related to this services agreement, respectively. During the year ended March 31, 2024, the Company paid $2.9 million to Bradley Capital related to previously accrued amounts owed under this services agreement. As of March 31, 2024 and 2023, $2.7 million and $3.6 million, respectively, was owed to Bradley Capital related to the ongoing aspects of this services agreement. In addition, prior to the Aircraft Sublease with Bradley Capital discussed below, we also reimbursed Bradley Capital for certain costs, including private travel, for our CEO & Founder, including family members. As of March 31, 2024 and 2023, we have $0.7 million and $3.5 million accrued related to these reimbursements originating prior to the aircraft sublease.
Aircraft Sublease. Effective January 1, 2022, Beneficient USA, a subsidiary of BCH, as sublessee, Bradley Capital, as sublessor, and BCH, solely as it relates to the guarantee it makes to Bradley Capital as set forth therein, entered into the 2022 Aircraft Sublease. On January 1, 2023, the 2022 Aircraft Sublease expired pursuant to its terms. Also on January 1, 2023,

Beneficient USA, Bradley Capital and BCH entered into the 2023 Aircraft Sublease on substantially the same terms as the 2022 Aircraft Sublease, that expired on January 1, 2024. Pursuant to the Aircraft Sublease, Bradley Capital subleases the aircraft described therein, without a crew, to Beneficient USA for up to three hundred (300) hours of use. Beneficient USA is required to pay a quarterly rental of $1,350,000 plus direct operating expenses, and Bradley Capital is required to pay the fixed and variable costs of operating the aircraft. The term of the Aircraft Sublease is one (1) year and may be terminated by either party upon three (3) days prior written notice and will automatically terminate upon the sale or similar disposition of the aircraft or the termination of the underlying lease agreement. Beneficient USA is also required to provide its own pilot(s) and crew, and Beneficient USA has entered into a separate Flight Crew Services Agreement with an unrelated third-party to provide the qualified flight crew. Pursuant to the Flight Crew Services Agreement, Beneficient USA agrees to pay the flight crew fees and agrees to reimburse all flight crew incidental fees (such as travel, meals and lodging) and all fuel and incidental costs for flights. Bradley Capital, a Related Entity, has also entered into a similar Flight Crew Services Agreement that is applicable for any use of the aircraft other than by Ben pursuant to the Aircraft Sublease, such as personal use of the aircraft by Mr. Heppner and his family, the costs of such personal use and related fees and expenses are not paid for by Ben.
Additionally, BCH agrees to unconditionally guarantee, for the benefit of Bradley Capital, all of the obligations of Beneficient USA to Bradley Capital under the Aircraft Sublease. During the years ended March 31, 2024 and 2023, BCH expensed $4.3 million and $6.1 million, respectively, in lease and direct operating expenses related to this agreement. No amounts have been paid to Bradley Capital related to the Aircraft Sublease. As of March 31, 2024 and 2023, $10.8 million and $6.9 million, respectively, was payable related to the Aircraft Sublease. The Aircraft Sublease expired on January 1, 2024.
Contribution Agreement. In conjunction with the execution of the Aircraft Sublease, BHI, BCH and BCG entered into the 2022 Contribution Agreement. On January 1, 2023, in connection with the execution of the 2023 Aircraft Sublease, BHI, BCH and BCG entered into an Amended and Restated Contribution Agreement on substantially the same terms as the 2022 Contribution Agreement to incorporate both the 2022 Aircraft Sublease and the 2023 Aircraft Sublease. Pursuant to the Contribution Agreement, BHI agrees to pay to BCH, on the last business day of each calendar quarter, any amounts paid or accrued by BCH during the quarter for the use of an aircraft under the Aircraft Sublease, or any similar lease or sublease, which would include the quarterly rental under the Aircraft Sublease. In addition, BHI agrees to pay to BCH any amounts paid or accrued related to fixed monthly or quarterly costs incurred in connection with such aircraft lease or sublease in an amount not to exceed $250,000 per year. This additional payment would cover flight crew costs, fuel and related costs. Each contribution is conditioned upon (i) the effectiveness of the Aircraft Sublease and (ii) BCH’s timely payment of the Guaranteed Series A-0 Payment to BHI for the respective quarter in which such contribution is to be paid (whether or not waived in accordance with the terms of the BCH A&R LPA); provided, that if a Guaranteed Series A-0 Payment is not timely paid, or is only paid in part, for any given quarter such payment is required under the existing BCH A&R LPA (whether or not waived in accordance with the terms of the existing BCH A&R LPA), then any contributions contemplated under the Contribution Agreement for such quarter will not be owed; provided, further, that in the event such Guaranteed Series A-0 Payment is subsequently paid in full, then any previously unfunded contributions for the applicable quarter under the Contribution Agreement will become due and payable on the last business day of the calendar quarter in which such Guaranteed Series A-0 Payment is paid in full. All payments made by BHI to BCH pursuant to the Contribution Agreement shall be treated as capital contributions, as defined in the BCH A&R LPA, by BHI to BCH, and shall be added to BHI’s sub-capital account related to its BCH Class S Ordinary Units. BCH further agrees to specially allocate to BHI’s sub-capital account related to its BCH Class S Ordinary Units any deductions derived from amounts paid or accrued by BCH for use of the aircraft to the extent such expenditures are offset by the contributions made by BHI pursuant to the Contribution Agreement.
BCH and the holders of the BCH Preferred A-0 Unit Accounts have entered into an agreement to defer the Guaranteed Series A-0 Payment to November 15, 2024; provided that the Guaranteed Series A-0 Payment may be made prior to November 15, 2024 if the Audit Committee of the Board of Directors determines that making such payment, in part or in full, would not cause Ben to incur a going concern. The guaranteed payment accrual totaled $37.7 million and $20.9 million as of March 31, 2024 and 2023, respectively. As of March 31, 2024, no contributions have been made under the Contribution Agreement, which is expected and will continue to occur until the guaranteed payments to BCH Preferred A-0 Unit Accounts holders are no longer deferred.
Guaranty. In conjunction with the execution of the Bradley Capital Agreement and the Aircraft Sublease, Bradley Capital and BCH entered into the Guaranty. Pursuant to the Guaranty, BCH provides an irrevocable and unconditional guaranty in favor of Bradley Capital guaranteeing the complete and timely payment of any and all amounts up to $20 million due from Bradley Capital to a lender under any financing arrangement with Bradley Capital, the proceeds of which were used the acquisition of the aircraft under the Aircraft Sublease or any other aircraft acquired by Bradley Capital in connection with Bradley Capital’s obligations under the Bradley Capital Agreement. In the event BCH is required to pay any obligations under the Guaranty, a portion of the lessor of the aircraft (or any successor entity owned by Bradley Capital, or if such entity does not exist, the aircraft) equal to the fraction that the amount paid by BCH bears to the purchase price of the aircraft shall be conveyed to BCH. No guaranty payments have been required from BCH under the Guaranty. In connection with the Guaranty, on December 8, 2022, BCH and Bradley Capital entered into that certain letter agreement pursuant to which BCH and Bradley Capital agreed that, in connection with the Business Combination Agreement and the filing of the registration statement on Form S-4 that BCG initially filed with the SEC on December 9, 2022 (as amended, the “Form S-4”), Bradley Capital will not seek to enforce the Guaranty or any obligations of BCH thereunder nor will Bradley Capital utilize the Guaranty in any manner to facilitate obtaining any financing as contemplated by the Guaranty during the period of time from December 9, 2022 until such date that the Form S-4 (Registration No. 333-268741) is withdrawn. On May 12, 2023, the SEC declared the Form S-4 effective.
Relationship with Beneficient Holdings, Inc.
Beneficient USA, a subsidiary of BCH, entered into with BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee, and Mr. Heppner and his family are the beneficiaries, the BHI Services Agreement. BHI pays an annual fee of $30,000 to Ben for the provision of trust administration services for Related Entities and all trusts affiliated with its family trustee as that term is defined in the governing documents for a Related Entity. Beneficient USA also is required to provide any other services requested by BHI, subject to any restrictions in the operating agreement of BHI, at cost. The term of the BHI Services Agreement extends for the longer of (i) five years past the expiration or termination of the Bradley Capital Agreement, or (ii) seven years after the family trustee of the Related Entity is no longer a primary beneficiary of any trust affiliated with the family trustee. During the years ended March 31, 2024 and 2023, the income recognized by Ben related to this services agreement was immaterial.
As of March 31, 2024, BHI owns the majority of the Company’s Class B common stock, BCH Class S Ordinary Units, BCH Class S Preferred Units, BCH Preferred A-0 Unit Accounts, BCH Preferred A-1 Unit Accounts, BCH FLP-1 Unit Accounts and BCH FLP-3 Unit Accounts. Additionally, Ben, through its subsidiary, BCC, was the obligor of $72.0 million from BHI that was subsequently contributed to a subsidiary of HCLP (a “Legacy Lender”) on April 4, 2019, through the Second Lien Credit Agreement issued in December 2018. There were no interest payments made during 2019 to BHI prior to the assignment on April 1, 2019. BHI expects to receive tax distributions from HCLP arising from the repayment of the Second Lien Credit Agreement to cover any tax liability associated with the contribution of the Second Lien Credit Agreement to HCLP. Additionally, if HCLP is liquidated while the Second Lien Credit Agreement is still outstanding, the Second Lien Credit Agreement with transfer back to BHI.
Administrative Services Agreement between Constitution Private Capital Company, L.L.C. (“Constitution”) and Beneficient USA.
Constitution is an entity owned 50.5% by BHI and 49.5% by BMP. It was founded in 1986 and acquired by a Related Entity in 1996. Constitution currently manages three private equity fund-of-funds. BMP is owned by the directors, officers and employees of Ben and certain former employees of Ben. Mr. Heppner does not hold an interest in BMP although BHI may occasionally hold the forfeited interests of a former employee in BMP. BHI does not currently hold any such forfeited interests. Additionally, Highland Consolidated, L.P., an entity majority owned by The Highland Investment Holdings Trust, retains a residual interest in Constitution associated with the investments and assets held prior to BHI and BMP ownership of Constitution. The residual interest held by Highland Consolidated, L.P. is associated with three private equity fund-of-funds, which are currently managed by Constitution. Effective January 1, 2017, Constitution entered into an Administrative Services Agreement (the “ASA”) with Beneficient USA, which is wholly owned by Ben Custody and a subsidiary of BCH, whereby Beneficient USA provides personnel to administer the portfolio assets advised by Constitution. Under the ASA, Constitution pays Beneficient USA a monthly fee equal to .01% of the month-end net assets of its portfolio. The ASA automatically renews on an annual basis and may be terminated at any time by Constitution. Beneficient USA may only terminate the ASA in the event of a breach by Constitution. For the years ended March 31, 2024 and 2023, the income recognized by Beneficient USA related to this services agreement was immaterial.
Preferred Liquidity Provider Agreement with Constitution.
Prior to December 31, 2018, GWG and Constitution had a mutual understanding to enter into an agreement that was formalized in May 2019 as outlined below. BCC entered into an agreement with Constitution (the “Preferred Liquidity Provider Agreement”) under which at Constitution’s option, BCC will provide liquidity to alternative asset funds sponsored by Constitution at an advance rate of not less than 82% of NAV, to the extent such funds meet certain specified qualifications. For a fund to qualify for the liquidity option, it must, among other things, hold investments that were approved or deemed approved by BCC at the time a fund makes such investments. BCC is required to provide liquidity in any combination, at its discretion, of cash, U.S. exchange traded funds registered under the Investment Company Act of 1940, or securities traded on a national securities exchange. BCC’s obligation under the Preferred Liquidity Provider Agreement is guaranteed by Ben and BCH. The Preferred Liquidity Provider Agreement may be terminated solely by mutual consent of

Ben and Constitution. Ben and Constitution have not contracted for any liquidity under this agreement through March 31, 2024.
Relationship with The Heppner Endowment for Research Organizations, L.L.C. (“HERO”) and Research Ranch Operating Company, L.L.C. (“RROC”)
HERO and RROC are indirectly owned by The Highland Investment Holdings Trust, The Highland Great Plains Trust and The Highland Partner Holdings Trust. Mr. Heppner is a permissible beneficiary of The Highland Investment Holdings Trust and The Highland Partner Holdings Trust, but he is not a beneficiary of The Highland Great Plains Trust. Mr. Heppner’s family members are potential beneficiaries of each of these three trusts. HERO was created to (i) to serve as an advisor to National Philanthropic Trust (“NPT”), an unrelated third-party charitable organization, regarding the disbursement of grants to qualifying organizations, and (ii) to serve as an advisor to NPT regarding the administration of charitable contributions made for the benefit of such qualifying organizations. Although HERO can advise on these matters, NPT possessed all final decision-making authority on charitable contributions and complete control over the proceeds received by the charitable organizations. The charitable accounts administered by NPT (“Charitable Accounts”), the beneficiaries of which have historically been multiple Texas universities, have historically received proceeds from certain trusts settled and funded by customers of Ben, in support of their charitable initiatives. HERO does not receive any proceeds from trusts settled and funded by customers of Ben.
RROC’s purpose is to provide funding and operational support for the research activities conducted by the qualified charities. The funding received by RROC, from proceeds of trusts settled and funded by customers of Ben, may be used, in RROC’s discretion, to (i) provide appropriate facilities and properties for the charitable organizations to utilize as part of their charitable initiatives (those properties and facilities being owned by a Related Entity), and (ii) provide fee revenue to RROC. RROC is granted such rights and authority pursuant to trust instruments entered into between a customer and subsidiaries of Ben as well as an agreement with NPT. Ben’s subsidiaries provide financing to the Customer ExAlt Trusts and Ben is paid as an agent of the trustees for administrative services it provides to the trusts. Ben has certain outstanding payables, including accrued interest, to RROC and the Charitable Accounts (for the benefit of the Texas universities as discussed above) of $2.2 million and $2.1 million as of March 31, 2024 and 2023, respectively. During the years ended March 31, 2024 and 2023, Ben paid nil and $0.8 million. The $0.8 million payment during the year ended March 31, 2023 was made to the Funding Trusts in accordance with their respective trust agreements to pay down Funding Trust liabilities. Such payment was not made to any entity associated with Mr. Heppner. Due to changes in the Customer ExAlt Trust agreements, no incremental amounts are expected to be allocated to RROC or the Charitable Accounts other than those amounts already provided by certain prior trust agreements. During the years ended March 31, 2024 and 2023, the trust advisor to certain of the Customer ExAlt Trusts reassigned the beneficial interest held at NPT to the Kansas TEFFI Economic Growth Trust.
Beneficient Heartland Foundation, Inc.; Initial Charitable Initiative
In connection with each of Ben’s liquidity transactions following the adoption of the TEFFI legislation and BFF’s receipt of a fully-operational trust company charter under the Kansas TEFFI Act, pursuant to Section 28 of the TEFFI Act, a “Qualified Distribution” is made for the benefit of certain economic growth zones and rural communities in the State of Kansas (each, a “Charitable Distribution”). In January 2022, Ben announced its initial $15.4 million Charitable Distribution. The Charitable Distribution was allocated as follows: $2.7 million of cash for the benefit of, and to be received by, the Kansas Department of Commerce to be used at the department’s discretion for development projects and the promotion and growth of the TEFFI industry in Kansas; $0.2 million of cash and assets for the benefit of public charities dedicated to economic development within Mr. Heppner’s hometown of Hesston, Kansas, and surrounding Harvey County, Kansas, as outlined in the TEFFI Act; and $12.5 million in cash and assets to the Beneficient Heartland Foundation, Inc. (“BHF”) as described below. Mr. Heppner’s hometown is Hesston, Kansas and certain of his family members continue to live and/or work in Hesston and other areas of Harvey County, Kansas and may be considered to be direct or indirect beneficiaries of the portions of the initial Charitable Distribution provided to Hesston and Harvey County and to BHF.
On January 20, 2022, BHF was formed as a Kansas nonprofit corporation to receive economic growth contributions pursuant to the TEFFI legislation. BHF is governed by a 8 member board of directors, six of whom are community leaders within the Hesston, Kansas community and two of whom are Ben employees or individuals otherwise affiliated with Ben. BHF is organized and operated exclusively for charitable and educational purposes within the meaning of Section 501(c)(3) of the Internal Revenue Code. Its purpose is to provide grants and other support to benefit growth, development and expansion of opportunities in rural Kansas communities with populations of 5,000 residents or less, including job and income growth, main street revitalization, educational facility improvements, construction and development, healthcare facility enhancements, senior facility improvements, and support for post-secondary institutions. BHF has the exclusive decision-making authority over all of the economic growth contributions it receives.
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
Ben has an outstanding payable to EGT of $0.1 million and $0.1 million as of March 31, 2024 and 2023, respectively. Ben paid $1.4 million and $2.7 million during the years ended March 31, 2024 and 2023. Additionally, during the year ended March 31, 2023, Ben sold its Kansas properties to the EGT in exchange for a $1.4 million promissory note receivable, which is reflected in the other assets line item on the consolidated statements of financial condition.
Relationship between Ben and Hicks Holdings LLC
Hicks Holdings LLC, an entity associated with one of Ben’s current directors, is one of the owners and serves as the manager of a limited liability company (“SPV”). A Related Entity also has ownership in the SPV. The SPV holds BCH Preferred A-0 Unit Accounts and BCH Preferred A-1 Unit Accounts among its investment holdings. Hicks Holdings, LLC is also the sole member of HH-BDH as described above in the section regarding the term loan with HH-BDH.
Hicks Holdings Operating LLC (“Hicks Holdings Operating”) also owns directly BCH Preferred A-0 Unit Accounts, BCH Preferred A-1 Unit Accounts and BCH Class S Ordinary Units. Hicks Holdings LLC was granted its BCH Preferred A-1 Unit Accounts and BCH Class S Ordinary Units as compensation for services provided in 2018. Hicks Holdings Operating was granted its BCH Preferred A-0 Unit Accounts when a portion of the existing BCH Preferred A-1 Unit Accounts converted to BCH Preferred A-0 Unit Accounts in 2021. Hicks Holdings converted a portion of its existing BCH Preferred A-1 Unit Accounts to BCG Class B common stock of Beneficient in June 2023 in connection with the recapitalization of BCG. The total balance (based on their GAAP capital accounts) as of March 31, 2024 and 2023, was $27.5 million and $72.6 million, respectively. Hicks Holdings Operating held 16,528 shares of Class B common stock as of March 31, 2024.
Services provided by representatives of Ben and the trusts associated with the loans
An independent individual currently serves as trustee for the LT 1 through 29 Liquid Trusts, The LT1A through LT29A Funding Trusts, and The Collective Collateral Trust I, The Collective Collateral Trust II, The Collective Collateral Trust III, The Collective Collateral Trust IV, The Collective Collateral Trust V, The Collective Collateral Trust VI, The Collective Collateral Trust VII, and The Collective Collateral Trust VII in the associated ExAlt Plan that are created at origination for each of our loans. Additionally, Beneficient Fiduciary Financial, L.L.C., a subsidiary of Beneficient, is the trustee of the EP-00100 through EP00121 Liquid Trusts, the EP-00100 through EP-00121 Funding Trusts, The Collective Collateral Trust and The Participation Collective Collateral Trust. Ben earns administration fees (for providing administrative services to the trustee) and interest income from these trusts. Previously, an employee of Ben and another individual served as co-trustees for these trusts. The employee received no compensation for their services as co-trustee.
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

Pursuant to the Conversion, each BCG Class A Common Unit converted into 1.25 shares of Class A common stock, each BCG Class B Common Unit converted into 1.25 shares of Class B common stock, and the BCG Preferred B-2 Unit Accounts converted into shares of Class A common stock at a rate based on a 20% discount to the $800.00 valuation of the Class A common stock (or $640.00). As a result, in the Conversion, we issued 1,076,462 shares of Class A common stock with respect to the BCG Class A Common Units, 239,256 shares of Class B common stock with respect to the BCG Class B Units and 1,175,632 shares of Class A common stock with respect to the BCG Preferred B-2 Unit Accounts.
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
The BCH Exchange Agreement also provides that Beneficient shall have the right to refuse to honor any request for an exchange under the following circumstances: (i) if any such exchange is not permitted under the terms of any insider trading policy of Beneficient applicable to the employees and directors of Beneficient or its subsidiaries, (ii) at any time or during any period if Beneficient, BCH or Ben LLC determine, based on the advice of counsel (including advice provided by counsel employed by Beneficient, BCH or Ben LLC), that there may be material non-public information that may affect the trading price per share of Class A common stock at such time or during such period, (iii) if such exchange would be prohibited under applicable law or regulation, or (iv) to the extent such exchange would not be permitted under the terms and provisions of BCH A&R LPA.
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
Registration Rights Agreement
In connection with the consummation of the Transactions, the Company, Avalon Acquisition Holdings, LLC (the “Avalon Sponsor”) and the directors and executive officers of the Company, and other direct and indirect holders of BCH entered into a Registration Rights Agreement (the “Ben Legacy Holder Registration Rights Agreement”) containing certain registration rights for their Class A common stock and the shares of Class A common stock underlying the Class B common stock. Under the Ben Legacy Holder Registration Rights Agreement, as soon as it is permitted to do so, the Company shall file a shelf registration statement to register the resale of certain shares of Class A common stock and maintain its effectiveness until all registrable securities have been sold or may be sold in a single transaction pursuant to Rule 144 without volume limitation or current public information. Holders of registrable securities shall be entitled to demand and piggyback registration rights, subject to certain conditions set forth in the Ben Legacy Holder Registration Rights Agreement. Mr. Fisher retired from our Board effective March 15, 2024. In connection with his retirement, we agreed to enter into a consulting agreement with Mr. Fisher, pursuant to which he is entitled to receive an annual fee of $50,000, which will be paid in the Company’s Class A common stock.
Beneficient Legacy Lock-Up Agreements
The Company and certain executive officers of BCG and directors of the general partner of BCG who became holders of Class A common stock as a result of the Business Combination entered into a lock-up agreement (“Beneficient Legacy Lock-Up Agreement”), dated June 7, 2023, pursuant to which each such holder agreed not to transfer Class A common stock or securities convertible into Class A common stock held or subsequently acquired by such holder for the applicable lock-up period. The lock-up period expired on the six (6) month anniversary of the closing of the Business Combination.
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
BCH Preferred A-0 Unit Accounts
Holders of the BCH Preferred A-0 Unit Accounts, which include as of March 31, 2024, BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee, and Mr. Heppner and his family are the beneficiaries, and Messrs. Hicks (through Hicks Holdings Operating LLC), and Schnitzer, who were directors of Beneficient on such date, are entitled to quarterly guaranteed cash payments (the “Guaranteed Payments”) equal to 1.50% per fiscal quarter (or 6.0% per annum) of their then respective BCH Preferred A-0 Unit Accounts capital account balance on an annual basis. Mr. Fisher and Mr. Silk, who resigned from the Board effective March 15, 2024 and May 10, 2024, respectively, also hold BCH Preferred A-0 Unit Accounts and are entitled to receive the Guaranteed Payments. BCH’s obligation to make such Guaranteed Payment is not subject to available cash and has priority over all other distributions made by BCH. The Guaranteed Payments are not made payable in connection with an allocation of income but are a required cash payment recorded as an allocation of income for BCH to the BCH Preferred A-0 Unit Accounts holders. BHI and the other holders of the BCH Preferred A-0 Unit Accounts have entered into an agreement to defer the delivery of Guaranteed Payments until November 15, 2024; provided that, the right to such deferred Guaranteed Payments continue to accrue on a quarterly basis and that Guaranteed Payments may be made prior to November 15, 2024 if the Audit Committee of Beneficient determines that making such payment, in part or in full, would not cause the Company to incur a going concern. For FY2024 and FY 2023, Guaranteed Payments in the following respective approximate amounts were accrued, but not paid, to such related party holders of the BCH Preferred A-0 Unit Accounts: BHI – FY2023, $12.9 million and FY2024, $13.7 million; Mr. Fisher – FY2023, $71,630 and FY2024, $76,025; Mr. Hicks – FY2023 , $958,982 and FY2024, $1,017,829; Mr. Schnitzer – FY2023, $71,630 and FY2024, $76,025; and Mr. Silk – FY2023, $70,220 and FY2024, $74,529.
As of March 31, 2024, the aggregate approximate amount of the accrued but unpaid Guaranteed Payments for each of the related party holders of the BCH Preferred A-0 Unit Accounts were as follows: BHI – $30.8 million; Mr. Fisher – $171 thousand; Mr. Hicks – $2.3 million; Mr. Schnitzer – $171 thousand; and Mr. Silk – $145 thousand.
BCH Preferred A-1 Unit Accounts
Holders of the BCH Preferred A-1 Unit Accounts, which as of March 31, 2024 include, BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee, and Mr. Heppner and his family are the beneficiaries, and Messrs. Fisher, Hicks, Schnitzer and Silk, who were directors of Ben Management and are currently or were directors of Beneficient during fiscal 2023 and 2024, are entitled to a quarterly preferred return (the “Quarterly Preferred Series A-1 Return”) equal to the hypothetical capital account balance of such BCH Preferred A-1 Unit Accounts multiplied by a rate, which we refer to as the base rate (as described below), and allocable by a corresponding increase to the BCH Preferred A-1 Unit Accounts capital account.
Pursuant to the terms of the previous BCH Seventh A&R LPA, the Quarterly Preferred Series A-1 Return is only allocable to the capital account for any quarterly period to the extent of the amount of income available to be allocated with respect to BCH Preferred A-1 Unit Accounts; provided that, amounts not allocated to the capital account during a given quarterly period as a result of insufficient income are added pro rata to a hypothetical BCH Preferred A-1 Unit Accounts capital account for each holder of the BCH Preferred A-1 Unit Accounts and become allocable to the capital account in the next quarterly period of which sufficient income is available for allocation with respect to BCH Preferred A-1 Unit Accounts (with respect to the aggregate amounts so accrued as of any given date, such amount, the “Accrued Quarterly Preferred Series A-1 Return”). Holders of the BCH Preferred A-1 Unit Accounts are entitled to receive, following the allocation of certain excluded amounts pursuant to Section 5.04(c) of the BCH A&R LPA and certain other required allocations pursuant to Section 5.04(a) of the BCH A&R LPA, allocations until the Quarterly Preferred Series A-1 Return and any Accrued Quarterly Preferred Series A-1 Return have been allocated. The hypothetical BCH Preferred A-1 Unit Accounts capital account is used for purposes of calculating the Quarterly Preferred Series A-1 Return and, as a result, increases in the hypothetical BCH Preferred A-1 Unit Accounts capital account result in increased Quarterly Preferred Series A-1 Returns in the future. Holders of the BCH Preferred A-1 Unit Accounts are also entitled to receive allocations of sale proceeds of BCH in an amount up to their hypothetical BCH Preferred A-1 Unit Accounts capital account, thereby increasing such holder’s BCH Preferred A-1 Unit Accounts capital account and resulting distributions.
As a result, the hypothetical BCH Preferred A-1 Unit Accounts capital balance represents a significant implicit value to any holder of the BCH Preferred A-1 Unit Accounts. On April 26, 2019, the BCH A&R LPA was amended to provide a rate cap with respect to the Quarterly Preferred Series A-1 Return (the “Preferred Series A-1 Rate Cap”). On November 12, 2021, the BCH A&R LPA was amended to remove the Preferred Series A-1 Rate Cap. This amendment added a feature that reduces the hypothetical capital account used to calculate quarter preferred returns by any amount that was allocated as a GAAP deemed dividend pursuant to Section 5.05(i) of the BCH A&R LPA.
In connection with the consummation of the Business Combination, the holders of the BCH Preferred A-1 Unit Accounts agreed to significantly reduce the BCH Preferred A-1 Unit Accounts return rate and also agreed to waive and defer the accrual of the preferred return as described above. Commencing with the effectiveness of the BCH Eighth A&R LPA, on June 7, 2023, in connection with the consummation of the Business Combination, the base rate shall be the most recent 90-Day Average Secured Overnight Financing Rate as published by the Federal Reserve Bank of New York prior to each fiscal quarter plus 0.5% (2.0% per annum); provided, that the Quarterly Preferred Series A-1 Return shall be waived and shall not accrue during the period from the effective date of the BCH Eighth A&R LPA until December 31, 2024, except to the extent of allocations of income to the holders of the BCH Preferred A-1 Unit Accounts, in which event distributions may be requested by the holders of the BCH Preferred A-1 Unit Accounts, and if not requested, such amounts shall be accrued. In addition, until January 1, 2025, the hypothetical BCH Preferred A-1 Unit Accounts capital account will only be increased to the extent there are allocations of income during such period. The agreement to waive and not accrue the Quarterly Preferred Series A-1 Return from the effective date of the BCH Eighth A&R LPA until December 31, 2024, which remained under the terms of the BCH Ninth A&R LPA, does not affect or waive any Quarterly Preferred Series A-1 Returns or hypothetical BCH Preferred A-1 Unit Accounts capital account already accrued as of the effective date of the BCH Eighth A&R LPA. BCH Preferred A-1 Unit Accounts have the redemption and conversion features and rights as described in “—Description of Securities – BCH Preferred A-1 Unit Accounts”, which is filed as Exhibit 4.6 to this Annual Report on Form 10-K.
For FY2023 and FY2024, the following approximate amounts of the Accrued Quarterly Preferred Series A-1 Returns accrued to each of the related party holders of the BCH Preferred A-1 Unit Accounts: BHI – FY2023, $46.2 million and FY2024, $7.8 million; Mr. Fisher – FY2023, $257,754 and FY2024, $43,726; Mr. Hicks – FY2023, $3.5 million and FY2024, $0.6 million; Mr. Schnitzer – FY2023, $257,754 and FY2024, $43,726; and Mr. Silk – FY2023, $257,754 and FY2024, $43,726.
As of March 31, 2024, the estimated capital account balance determined in accordance with Section 704 of the Internal Revenue Code and the estimated hypothetical capital account balance for the BCH Preferred A-1 Unit Accounts for each of the related party holders of the BCH Preferred A-1 Unit Accounts were approximately as follows: BHI – capital account $644.0 million and hypothetical capital account of $730.8 million; Mr. Fisher – capital account of $2.9 million and hypothetical capital account of $3.3 million; Mr. Hicks – capital account of $48.0 million and hypothetical capital account of $54.5 million; Mr. Schnitzer – capital account of $2.9 million and hypothetical capital account of $3.3 million; and Mr. Silk — capital account $4.6 million and hypothetical capital account of $4.9 million.
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
BCH Class S Ordinary Units
As of March 31, 2024, the holders of the BCH Class S Ordinary Units include BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee, and Mr. Heppner and his family are the beneficiaries, Mr. Hicks, and BMP, which holds such BCH Class S Ordinary Units in connection with the BMP Equity Incentive Plan. Following certain allocations of income to the BCH Class S Units, the capital account balance associated with such BCH Class S Units shall be reduced by the amount so allocated and, in exchange, the holders shall be issued an equal number of BCH Class S Ordinary Units and BCH Class S Preferred Units equal to the amount of the reduction in the capital account divided by a price, which we refer to as the unit price, that will equal to the closing price of the Class A common stock on the primary exchange on which the shares of Class A common stock are listed on the date of such exchange or, if the Class A common stock is not listed on a national securities exchange, the closing price on the date of such exchange as quoted on the automated quotation system on which the Class A common stock is quoted. Such provisions result in the holders of the BCH Class S Ordinary Units and BCH Class S Preferred Units receiving additional limited partner interests in BCH as a result of the allocation of income of BCH while retaining the BCH Class S Units. In addition, BCH Class S Ordinary Units have the distribution and exchange features and rights as described in “—Description of Securities – BCH Class S Ordinary Units”, which is filed as Exhibit 4.6 to this Annual Report on Form 10-K.
BCH Class S Preferred Units
As of March 31, 2024, holders of the BCH Class S Preferred Units include BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee, and Mr. Heppner and his family are the beneficiaries, Mr. Hicks, and BMP, which holds such BCH Class S Preferred Units in connection with the BMP Equity Incentive Plan. Holders of the BCH Class S Preferred Units are entitled to the Quarterly Class S Preferred Unit Return equal to the hypothetical capital account balance of such BCH Class S Preferred Units multiplied by the base rate and allocable by a corresponding increase to the BCH Class S Preferred Unit capital account. Pursuant to the terms of the previous BCH Seventh A&R LPA, the Quarterly Class S Preferred Unit Return is only allocable to the capital account for any quarterly period to the extent of the amount of income available to be allocated with respect to BCH Class S Preferred Units; provided that, amounts not allocated to the capital account during a given quarterly period as a result of insufficient income are added pro rata to a hypothetical BCH Class S Preferred Unit capital account for each holder and become allocable to the capital account in the next quarterly period of which sufficient income is available for allocation with respect to BCH Class S Preferred Units (with respect to the aggregate amounts so accrued as of any given date, such amount, the “Accrued Quarterly Class S Preferred Unit Return”). Holders of the BCH Class S Preferred Units are entitled to receive, following the allocation of certain excluded amounts pursuant to Section 5.04(c) of the BCH A&R LPA and certain other required allocations pursuant to Section 5.04(a) of the BCH A&R LPA, allocations until the Quarterly Class S Preferred Unit Return and any Accrued Quarterly Class S Preferred Unit Return have been allocated. The hypothetical BCH Class S Preferred Unit capital account is used for purposes of calculating the Quarterly Class S Preferred Unit Return and, as a result, increases in the hypothetical BCH Class S Preferred Unit capital account result in increased returns in the future. Holders of the BCH Class S Preferred Units are also entitled to receive allocations of sale proceeds of BCH in an amount up to their hypothetical BCH Class S Preferred Unit capital account, thereby increasing such holder’s BCH Class S Preferred Unit capital account and resulting distributions. As a result, the hypothetical BCH Class S Preferred Unit capital balance represents a significant implicit value to any holder of the BCH Class S Preferred Units.
In connection with the consummation of the Business Combination, the holders of the BCH Class S Preferred Units agreed to significantly reduce the BCH Class S Preferred Units return rate and also agreed to waive and defer the accrual of the preferred return described above. Commencing with the effectiveness of the BCH Eighth A&R LPA on June 7, 2023, in connection with the consummation of the Business Combination, the base rate shall be reduced to the base rate described for the BCH Preferred A-1 Unit Accounts described above; provided that the Quarterly Class S Preferred Unit Return shall be waived and shall not accrue during the period from the effective date of the BCH Eighth A&R LPA until December 31, 2024 except to the extent of allocations of income to the holders of the BCH Class S Preferred Units. In addition, until January 1, 2025, the hypothetical BCH Class S Preferred Units capital account will only be increased to the extent there are allocations of income during such period. The agreement to waive and not accrue the Quarterly Class S Preferred Unit Return from the effective date of the BCH Eighth A&R LPA until December 31, 2024, which remained under the terms of the BCH Ninth A&R LPA, does not affect or waive any Quarterly Class S Preferred Unit Returns or hypothetical BCH Class S Preferred Unit Accounts capital account already accrued as of the effective date of the BCH Eighth A&R LPA. The BCH Class S Preferred Units have the distribution and conversion features and right as described “Description of Securities – BCH Class S Preferred Units,” which is filed as Exhibit 4.6 to this Annual Report on Form 10-K.

For the FY2023 and FY2024, the following approximate amounts of the Accrued Quarterly Class S Preferred Returns accrued to each of the related party holders of the BCH Class S Preferred Units: BHI – FY2023, $51,000 and FY2024, $7,000; Mr. Hicks – FY2023, $45 and FY2024, $6; and BMP – FY2023, $49,000 and FY2024, $7,000. As of March 31, 2024, the estimated capital account balance determined in accordance with Section 704 of the Internal Revenue Code and the estimated hypothetical capital account balance for BCH Class S Preferred Units for each of the related party holders of the BCH Class S Preferred Units were approximately as follows: BHI – capital account of $2,000 and hypothetical capital account of $121,000; Mr. Hicks – capital account of $3 and hypothetical capital account of $118; and BMP – capital account of $1,800 and hypothetical capital account of $116,000
BCH Preferred C-1 Unit Accounts
As the holder of the BCH Preferred C-1 Unit Accounts, GWG was entitled to a quarterly preferred return (the “Quarterly Preferred Series C-1 Return”) equal to the hypothetical capital account balance of such BCH Preferred C-1 Unit Accounts multiplied by a rate equal to a fraction (i) the numerator of which is (A) the positive percentage rate change, if any, to the seasonally adjusted Consumer Price Index for All Urban Consumers covering the period including the calculation date, plus (B) 0.75 percent (0.5 percent prior to the consummation of the Business Combination), and (ii) the denominator of which is 1 minus the highest effective marginal combined U.S. federal, state and local income for a fiscal year for an individual in New York, New York (taking into account (a) the non-deductibility of expenses subject to the limitations described in Sections 67(a) and 68 of the Internal Revenue Code of 1986 and (b) the character (e.g., long-term or short-term capital gain or ordinary or exempt income) of the applicable income, but not taking into account the deductibility of state and local income taxes for U.S. federal income tax purposes). Such Quarterly Preferred Series C-1 Return was allocable by a corresponding increase to the BCH Preferred C-1 Unit Accounts capital account. Pursuant to the terms of the previous BCH Seventh A&R LPA, which continued to be applicable under the BCH Eighth A&R LPA, the Quarterly Preferred Series C-1 Return was only allocable to the capital account for any quarterly period to the extent of the amount of income available to be allocated with respect to BCH Preferred C-1 Unit Accounts; provided that, amounts not allocated to the capital account during a given quarterly period as a result of insufficient income were added pro rata to a hypothetical BCH Preferred C-1 Unit Accounts capital account for GWG, as the holder of the BCH Preferred C-1 Unit Accounts and became allocable to the capital account in the next quarterly period of which sufficient income is available for allocation with respect to BCH Preferred C-1 Unit Accounts (with respect to the aggregate amounts so accrued as of any given date, such amount, the “Accrued Quarterly Preferred Series C-1 Return”). GWG, as the holder of the BCH Preferred C-1 Unit Accounts was entitled to receive, following the allocation of certain excluded amounts pursuant to Section 5.04(c) of the BCH A&R LPA and certain other required allocations pursuant to Section 5.04(a) of the BCH A&R LPA, allocations until the Quarterly Preferred Series C-1 Return and any Accrued Quarterly Preferred Series C-1 Return have been allocated. The hypothetical BCH Preferred C-1 Unit Accounts capital account was used for purposes of calculating the Quarterly Preferred Series C-1 Return and, as a result, increases in the hypothetical BCH Preferred C-1 Unit Accounts capital account resulted in increased Quarterly Preferred Series C-1 Returns in the future. GWG, as the holder of the BCH Preferred C-1 Unit Accounts is also entitled to receive allocations of sale proceeds of BCH in an amount up to their hypothetical BCH Preferred C-1 Unit Accounts capital account, thereby increasing GWG’s BCH Preferred C-1 Unit Accounts capital account and resulting distributions. As a result, the hypothetical BCH Preferred C-1 Unit Accounts capital balance represented a significant implicit value to GWG, as the holder of the BCH Preferred C-1 Unit Accounts. For FY2023, the Accrued Quarterly Preferred Series C-1 Returns accrued to GWG, as the holder of the BCH Preferred C-1 Unit Accounts was $12.0 million. As of March 31, 2023, the estimated capital account balance determined in accordance with Section 704 of the Internal Revenue Code and the estimated hypothetical capital account balance for the BCH Preferred C-1 Unit Accounts for GWG, as the holder of the BCH Preferred C-1 Unit Accounts were approximately as follows: capital account $205 million and hypothetical capital account $225 million. With respect to any quarterly period for which there is an allocation of income to the BCH Preferred Series C-1 Unit Accounts associated with either the Quarterly Preferred Series C-1 Return or the Accrued Quarterly Preferred Series C-1 Return, BCH was required to make a tax distribution in cash to GWG, as the holder of the BCH Preferred C-1 Unit Accounts. On July 10, 2023, the BCH Preferred C-1 converted into 550,510 shares of Class A common stock at approximately $372.80 per share. The BCH Ninth A&R LPA, effective April 18, 2024, removed reference to the BCH Preferred C-1 Unit Accounts.
BCH FLP Unit Accounts
The BCH FLP Unit Accounts are subdivided into the BCH FLP-1 Unit Accounts, BCH FLP-2 Unit Accounts and BCH FLP-3 Unit Accounts. As of March 31, 2024, BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee, and Mr. Heppner and his family are the beneficiaries, holds all of the BCH FLP-1 Unit Accounts and BMP, which is owned by directors and employees of Ben, holds the limited partner interests in the BCH FLP-2 Unit Accounts. As discussed below, BCH issued the BCH FLP-3 Unit Accounts to an entity controlled and directly or indirectly owned by our CEO, and such BCH FLP-3 Unit Accounts are entitled to certain distributions as described below and elsewhere in this Annual Report on Form 10-K.

BCH FLP-1 Unit Accounts
As the holder of BCH FLP-1 Unit Accounts, BHI is entitled to quarterly issuances of an equal amount of BCH Class S Ordinary Units and BCH Class S Preferred Units that in aggregate is equal to the income allocated to BCH FLP-1 Unit Accounts pursuant to the BCH A&R LPA. BCH FLP-1 Unit Accounts are allocated income equal to 50.5% of: (1) fifteen percent (15%) of the profits from financing activities of BCH and its subsidiaries, exclusive of profits from other activities such as fees or reimbursement of expenses in connection with trustee or custodial services and insurance and insurance-related activities (this will generally include revenues from Ben Liquidity subsidiaries), and (2) the Excess EBITDA Margin, which generally relates to the fee-generating businesses of Beneficient, exclusive of financing activity revenues. The Excess EBITDA Margin for an applicable entity is equal to the lesser of (i) 50% of the revenues of BCH and its tax pass-through subsidiaries, excluding revenues from financing activities, and (ii) an amount of revenues that will cause the EBITDA of such entity divided by the gross revenues of such entity to equal 20% (this will generally include the subsidiaries of Ben Custody and Ben Insurance Services). BCH FLP-1 Unit Accounts are also entitled to receive annual tax distributions. Such provisions result in BHI, as the holder of the BCH FLP-1 Unit Accounts, receiving additional limited partner interests in BCH as a result of the allocation of income of BCH while retaining such BCH FLP-1 Unit Accounts. For FY2023 and FY2024, BHI did not receive any BCH S Ordinary Units or BCH S Preferred Units in connection with certain income allocations as a holder of the BCH FLP-1 Units Accounts.
In addition, BCH FLP-1 Unit Accounts are entitled to the allocation of a portion of any upward carrying value adjustment as calculated pursuant to Internal Revenue Code Section 704(b). Commencing with the effectiveness of the BCH Eighth A&R LPA on June 7, 2023, BMP, as the holder of the BCH FLP-2 Unit Accounts, is also entitled to receive an allocation of a portion of any upward carrying value adjustment as calculated pursuant to Internal Revenue Code Section 704(b). In the event of an upward carrying value adjustment, the BCH FLP-1 Unit Accounts (50.5%) and the FLP-2 Unit Accounts (49.5%) are entitled to first be allocated gains associated with such carrying value adjustment equal to 15% of the value of the capital accounts of all Class A Units and Class S Units, calculated based on the post-adjusted capital accounts of the then outstanding Class A Units and Class S Units. Immediately following any such allocation, the amount allocated is converted in BCH Class S Ordinary Units at the unit price, which is determined by the closing price of a share of the Class A common stock on the primary exchange on which such shares are listed. The consummation of the Business Combination resulted in an upward adjustment of the carrying value of the assets of BCH allocable to the FLP-1 and FLP-2 Unit Accounts of approximately $321.9 million. Pursuant to the terms of the BCH Eighth A&R LPA, which became effective upon the consummation of the Business Combination on June 7, 2023, 402,383 Class S Ordinary Units would be issuable as a result of the carrying value adjustment. Additionally, subsequent to the Business Combination, additional carrying value adjustments occurred, and approximately 160,000 BCH Class S Ordinary Units would be issuable through March 31, 2024 as a result of such carrying value adjustments, subject to the Compensation Policy. However, due to the Company’s Compensation Policy, the number of BCH Class S Ordinary Units that may be issued in 2024 or any subsequent year in connection with the such carrying value adjustments will be restricted, unless waived or amended, and require approval of the Board; provided that any such BCH Class S Ordinary Units that may not be issued in 2024 may be issued in subsequent years in accordance with the Compensation Policy. As of March 31, 2024, there has been no allocation of the carrying value adjustment among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts and no issuance of any BCH Class S Ordinary Units as a result of such adjustment. For additional information, see the section in this Annual Report on Form 10-K titled “—Executive Compensation – Compensation Policy.”
BCH FLP-2 Unit Accounts
BMP is the sponsor of the BMP Equity Incentive Plan and holds the BCH FLP-2 Unit Accounts. As the holder of BCH FLP-2 Unit Accounts, BMP is entitled to quarterly issuances of an equal amount of BCH Class S Ordinary Units and BCH Class S Preferred Units that in aggregate is equal to the income allocated to BCH FLP-2 Unit Accounts pursuant to the BCH A&R LPA. BCH FLP-2 Unit Accounts are allocated income equal to 49.5% of: (1) fifteen percent (15%) of the profits from financing activities of BCH and its subsidiaries, exclusive of profits from other activities such as fees or reimbursement of expenses in connection with trustee or custodial services and insurance and insurance-related activities (this will generally include revenues from Ben Liquidity subsidiaries), and (2) the Excess EBITDA Margin, which generally relates to the fee-generating businesses of Beneficient, exclusive of financing activity revenues. The Excess EBITDA Margin for an applicable entity is equal to the lesser of (i) 50% of the revenues of BCH and its tax pass-through subsidiaries, excluding revenues from financing activities, and (ii) an amount of revenues that will cause the EBITDA of such entity divided by the gross revenues of such entity to equal 20% (this will generally include the subsidiaries of Ben Custody and Ben Insurance Services). BCH FLP-2 Unit Accounts are also entitled to receive annual tax distributions. Such provisions result in BMP, as the holder of the BCH FLP-2 Unit Accounts, receiving additional limited partner interests in BCH as a result of the allocation of income of BCH while retaining such BCH FLP-2 Unit Accounts. For FY2023 and FY2024, BMP did not receive any BCH S Ordinary Units or BCH S Preferred Units in connection with certain income allocations as a holder of the BCH FLP- 2 Units Accounts.

In addition, commencing with the effectiveness of the BCH Eighth A&R LPA on June 7, 2023, BMP, as the holder of the BCH FLP-2 Unit Accounts, is also entitled to receive an allocation of a portion of any upward carrying value adjustment as calculated pursuant to Internal Revenue Code Section 704(b). In the event of an upward carrying value adjustment, the BCH FLP-1 Unit Accounts (50.5%) and the FLP-2 Unit Accounts (49.5%) are entitled to first be allocated gains associated with such carrying value adjustment equal to 15% of the value of the capital accounts of all Class A Units and Class S Units, calculated based on the post-adjusted capital accounts of the then outstanding Class A Units and Class S Units. Immediately following any such allocation, the amount allocated is converted in BCH Class S Ordinary Units at the unit price, which is determined by the closing price of a share of the Class A common stock on the primary exchange on which such shares are listed. The consummation of the Business Combination resulted in an upward adjustment of the carrying value of the assets of BCH allocable to the FLP-1 and FLP-2 Unit Accounts of approximately $321.9 million. Pursuant to the terms of the BCH Eighth A&R LPA, which became effective on June 7, 2023, 402,383 Class S Ordinary Units would be issuable as a result of the carrying value adjustment. Additionally, subsequent to the Business Combination, additional carrying value adjustments occurred, and approximately 160,000 BCH Class S Ordinary Units would be issuable through March 31, 2024 as a result of such carrying value adjustments, subject to the Compensation Policy. However, due to the Company’s Compensation Policy, the number of BCH Class S Ordinary Units that may be issued in 2024 or any subsequent year in connection with the such carrying value adjustments will be restricted, unless waived or amended, and require approval of the Board; provided that any such BCH Class S Ordinary Units that may not be issued in 2024 may be issued in subsequent years in accordance with the Compensation Policy. As of March 31, 2024, there has been no allocation of the carrying value adjustment among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts and no issuance of any BCH Class S Ordinary Units as a result of such adjustment. For additional information, see the section in this Annual Report on Form 10-K titled “—Executive Compensation – Compensation Policy.”
BCH FLP-3 Unit Accounts
As the holder of BCH FLP-3 Unit Accounts, BHI is entitled to quarterly tax and other distributions equal to 100% of the amount of profit allocated to BHI’s BCH FLP-3 Unit Accounts capital account. BCH’s obligations to make such distributions are not subject to available cash. BCH FLP-3 Unit Accounts are allocated profits from net financing revenues on a quarterly basis equal to the lesser of (i) 5% of the quarterly net financing revenues, or (ii) 10% of the average annualized stated interest (to the extent constituting net financing revenue) of the quarterly average of new ExAlt Loans issued by any subsidiaries of Beneficient during the previous twelve fiscal quarters. For FY2023 and FY2024, distributions of $0.9 million and nil were made to BHI, as holder of the BCH FLP-3 Unit Accounts.
Redemption of certain BCH Preferred A-1 Unit Accounts held by Mr. Silk. BHI, Mr. Silk and BCG entered into that certain Limited Partnership Interest Assignment Agreement, effective as of April 1, 2022, whereby BHI assigned Mr. Silk BCH Preferred A-1 Unit Accounts having an account balance of $5,721,658 (the “BHI Initial Grant”). Further, effective as of April 3, 2022, BHI, Mr. Silk and BCG entered into another Limited Partnership Interest Assignment Agreement, whereby BHI assigned Mr. Silk BCH Preferred A-1 Unit Accounts having an account balance of $3,793,342 (the “BHI Tax Grant,” and together with the BHI Initial Grant, the “BHI Grants”). In order to provide Mr. Silk with cash to cover any tax liability arising from the BHI Grants, BCH and Mr. Silk entered into that certain Unit Account Redemption Agreement, effective as of April 3, 2022, whereby BCH agreed to, without further action or condition, purchase and redeem on June 1, 2022 from Mr. Silk all of the BCH Preferred A-1 Unit Accounts granted to Mr. Silk pursuant to the BHI Tax Grant for a purchase price of $3,793,342, in cash. On April 2, 2022, $1,144,332 of Mr. Silk’s BCH Preferred A-1 Unit Accounts were converted into BCH Preferred A-0 Unit Accounts.
Conversion of certain BCH Preferred A-1 Unit Accounts into BCH Preferred A-0 Unit Accounts
Pursuant to conversion letters by and among BCG, BCH and the respective holder of BCH Preferred A-1 Unit Accounts identified in the table below, BCG, as the general partner of BCH, and the respective holder of BCH Preferred A-1 Unit Accounts converted a certain amount of the capital account balance of the BCH Preferred A-1 Unit Accounts held by such holder into an equal amount of capital account balance of BCH Preferred A-0 Unit Accounts. Such conversions were effective as of December 1, 2021 for all such holders other than Mr. Silk, whose conversion was effective as of April 2, 2022. The respective holders of BCH Preferred A-1 Unit Accounts and the conversion amounts are estimated in the table below as of the date of the conversion.

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

(1)
The table is based upon estimated capital account balances as of the date of the conversion as determined pursuant to Section 704 of the Internal Revenue Code, and such estimates are subject to adjustment.

Policies and Procedures for Related Party Transactions
On June 6, 2023, the Company adopted a new written related party transaction policy effective upon the consummation of the Business Combination. Effective February 6, 2024, the Company adopted an amended and restated related party transaction policy (as amended, the “Related Party Transaction Policy”), to provide, among other things, that the newly established Products and Related Party Transactions Committee will evaluate and approve all related party transactions, including Liquidity Transactions, in lieu of the Audit Committee. Furthermore, pursuant to the Related Party Transaction Policy, the following transactions are deemed to be preapproved, even if the aggregate amount involved exceeds $120,000:
•a transaction involving compensation of directors if the compensation is reported in the Company’s proxy statement under Item 402 of Regulation S-K;
•a transaction involving compensation of an executive officer or involving an employment agreement, severance arrangement, change in control provision or agreement or a special supplemental benefit for an executive officer, and the related compensation is required to be reported in the Company’s proxy statement under Item 402 of Regulation S-K (generally applicable to “named executive officers”);
•a transaction available to all employees generally or to all salaried employees generally;
•a transaction in which the interest of the Related Party (as defined in the Related Party Transaction Policy) arises solely from the ownership of a class of the Company’s equity securities and all holders of that class receive the same benefit on a pro rata basis;
•reimbursement of business expenses incurred by a director or officer of the Company in the performance of his or her duties and approved for reimbursement by the Company in accordance with the Company’s customary policies and practices;
•indemnification and advancement of expenses made pursuant to the Company’s organizational documents or pursuant to any agreement approved by the Products and Related Party Transactions Committee or the Board;
•any transaction with a Related Party involving services as a bank depository of funds, transfer agent, registrant, escrow agent, trustee under a trust or bond indenture, collateral agent, or similar services;
•a transaction in which the rates or charges involved therein are determined by competitive bids;
•a transaction with another company at which a Related Party’s only relationship is as (a) an employee (other than an executive officer) or director, (ii) a beneficial owner of less than 10%, together with his or her Immediate Family Members (as defined in the Related Party Transaction Policy), of that company’s outstanding equity, or (iii) in the case of partnerships, a limited partner, if the limited partner, together with his or her Immediate Family Members, has an interest of less than 10% and the limited partner does not hold another position in the partnership, if the aggregate amount involved does not exceed $1,000,000;
•any charitable contribution, grant or endowment by the Company to a charitable organization, foundation or university at which a Related Party’s only relationship is as an employee (other than an executive officer), if the aggregate amount involved does not exceed $1,000,000;
•performance of the Second A&R Bradley Capital Agreement; provided that any material amendment to such agreement shall be subject to the provisions of the Related Party Transaction Policy;

•performance of the Aircraft Sublease and the related Contribution Agreement; provided that any material amendment to such agreements shall be subject to the provisions of the Related Party Transaction Policy;
•amendments to the BCH A&R LPA; provided that any material amendment to such agreement shall be subject to the provisions of the Related Party Transaction Policy;
•amendments to the BMP Equity Incentive Plan and the First Amended and Restated Limited Partnership Agreement of BMP; provided that any material amendment to such agreements shall be subject to the provisions of the Related Party Transaction Policy y; or
•individual Liquidity Transactions that are (i) in an amount not to exceed the greater of $50.0 million and, in the event of the issuance of equity securities, a number of shares of the Company’s Class A common stock (assuming full conversion of the securities issued in such Liquidity Transaction) that is equal to 19.99% of the Company’s outstanding Common Stock; (ii) are consistent with the Company’s underwriting guidelines and credit policies as approved by the Board; (iii) and in the event securities of the Company are issued in such transaction, such securities are a Pre-Approved Security (as defined in the Related Party Transaction Policy), with the value of equity to be issued in a Liquidity Transaction for purposes of the size limitation being determined based on the previous trading day’s closing price of the Class A common stock that is to be issued or underlying convertible securities to be issued on the day the agreements governing such transactions are entered into.
All of the transactions described in this section were either entered into prior to June 6, 2023, or were approved by the Audit Committee or the Products and Related Party Transactions Committee, as applicable.
ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
Weaver and Tidwell, L.L.P. (“Weaver”) has served as the Company’s independent registered public accounting firm since March 16, 2022.
Fees Paid to Independent Registered Public Accounting Firm
The following table shows the aggregate fees billed to us by Weaver for professional services rendered in fiscal years 2024 and 2023:

(in thousands)	2024	2023
Audit fees	$937	$800
Audit-Related fees	134	225
Tax fees	—	—
All other fees	2	—
Total fees	$1,073	$1,025
Audit Fees. Audit fees include services related to the audit and quarterly reviews of the Company’s consolidated financial statements and consultation on accounting matters, including services related to the Registration Statement on Form S-4.
Audit-Related Fees. Consists of fees billed for assurance and related services that are related to the performance of the auditor review of consolidated financial statements and are not reported under “Audit Fees.” These services are related to process control reports delivered to the Company.
All Other Fees. All other fees in fiscal year 2024 include services related to professional services other than the services reported above.
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
Our Audit Committee is responsible for pre-approving all services provided by our independent registered public accounting firm. All of the above services and fees for 2023 and 2024 were pre-approved by the audit committee of BCG’s limited partner, Ben Management, for services provided prior to the Conversion, and by the Audit Committee of Beneficient for services provided after the Conversion.

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

3.1.2
Certificate of Change to the Articles of Incorporation, filed April 15, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on April 16, 2024).

3.1.3
Certificate of Designation of Beneficient Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1.2 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

3.1.4
Certificate of Designation of Beneficient Series B-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on August 2, 2023).

3.1.5
Certificate of Designation of Beneficient Series B-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on February 6, 2024).

3.1.6
Certificate of Designation of Beneficient Series B-3 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on February 6, 2024).

3.1.7
Certificate of Designation of Beneficient Series B-4 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on March 28, 2024).

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

4.3	Form of Asset PIPE Warrant (incorporated by reference to Exhibit 4.3 to Beneficient’s Form 10-K (File No. 001-41715) filed with the Securities and Exchange Commission on July 13, 2023).

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

4.5.3
Registration Rights Agreement Assignment and Joinder, dated as of August 1, 2023, by and among Beneficient, GWG Holdings, Inc. and the GWG Wind Down Trust and Jeffrey S. Stein (incorporated by reference to Exhibit 4.5.3 to the Company’s Registration Statement on Form S-1 (File No. 333-273322) filed with the Securities and Exchange Commission on August 30, 2023).

4.5.4
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

10.4.1
First Amended and Restated Limited Liability Agreement of Beneficient Company Group, L.L.C. dated June 6, 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

10.4.2
Second Amended and Restated Limited Liability Agreement of Beneficient Company Group, L.L.C. effective April 18, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on April 16, 2024).

10.5.1
Eighth Amended and Restated Limited Partnership Agreement of Beneficient Company Holdings, L.P. dated June 7, 2023 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

10.5.2*	Ninth Amended and Restated Limited Partnership Agreement of Beneficient Company Holdings, L.P. effective April 18, 2024 (This document is being refiled to correct a scrivener’s error).
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

10.9.3†
Second Amendment to The Beneficient Management Partners, L.P. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.9.3 to Beneficient’s Form 10-K (File No. 001-41715) filed with the Securities and Exchange Commission on July 13, 2023).

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

10.16.7
Consent and Amendment No. 4 to Second Amended and Restated Second Lien Credit Agreement, dated as of March 24, 2022 (incorporated by reference to Exhibit 10.16.7 to Beneficient’s Form 10-K (File No. 001-41715) filed with the Securities and Exchange Commission on July 13, 2023).

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

10.16.14
Amendment No. 7 to Second Amended and Restated Credit Agreement, dated as of July 12, 2023, among Beneficient Company Holdings, L.P. as the Borrower and HCLP Nominees, L.L.C. as the Lender (incorporated by reference to Exhibit 10.16.14 to Beneficient’s Form 10-K (File No. 001-41715) filed with the Securities and Exchange Commission on July 13, 2023).

10.16.15
Amendment No. 7 to Second Amended and Restated Second Lien Credit Agreement, dated as of July 12, 2023, among Beneficient Company Holdings, L.P. as the Borrower and HCLP Nominees, L.L.C. as the Lender (incorporated by reference to Exhibit 10.16.15 to Beneficient’s Form 10-K (File No. 001-41715) filed with the Securities and Exchange Commission on July 13, 2023).

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

10.27
Form of Prepaid Forward Purchase Agreement, dated June 5, 2023, by and between The Beneficient Company Group, L.P. and RiverNorth SPAC Arbitrage Fund, L.P., as amended through June 25, 2023 (incorporated by reference to Exhibit 10.27 to Beneficient’s Form 10-K (File No. 001-41715) filed with the Securities and Exchange Commission on July 13, 2023).

10.28.1
Settlement and Release Agreement, dated June 7, 2023, by and among Beneficient, Avalon Acquisition Inc. and Maxim Partners LLC (incorporated by reference to Exhibit 10.28 to Beneficient’s Form 10-K (File No. 001-41715) filed with the Securities and Exchange Commission on July 13, 2023).

10.28.2*	First Amendment to the Settlement and Release Agreement, dated May 9, 2024, by and between Beneficient and Maxim Partners LLC.
10.29
Standby Equity Purchase Agreement dated as of June 27, 2023 among Beneficient and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 28, 2023.

10.30
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

10.31
Letter Agreement, dated October 19, 2023, by and among Beneficient Company Group, L.L.C., Beneficient Company Holdings, L.P. and Hicks Holdings Operating LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on October 20, 2023).

10.32.1
Form of Alternative Asset Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on March 6, 2024.

10.32.2
Form of Certificate of Designation of Series B Resettable Convertible Preferred Stock (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on March 6, 2024.

19*	Beneficient Insider Trading Policy.

21*	List of Consolidated Subsidiaries of Beneficient.
23*	Consent of Weaver & Tidwell LLP, independent registered accounting firm for Beneficient.
31.1*	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Beneficient Compensation Recovery Policy.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________
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

BENEFICIENT

Date: July 9, 2024	By:	/s/ Brad K. Heppner
Chief Executive Officer (Principal Executive Officer)

Date: July 9, 2024	By:	/s/ Gregory W. Ezell
Chief Financial Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brad K. Heppner	Chief Executive Officer and Director	July 9, 2024
Brad K. Heppner	(Principal Executive Officer)

/s/ Gregory W. Ezell	Chief Financial Officer	July 9, 2024
Gregory W. Ezell	(Principal Accounting Officer)

/s/ Peter T. Cangany, Jr.	Director	July 9, 2024
Peter T. Cangany, Jr.

/s/ Derek L. Fletcher	Chief Fiduciary Officer and Director	July 9, 2024
Derek L. Fletcher

/s/ Thomas O. Hicks	Director	July 9, 2024
Thomas O. Hicks

/s/ Emily B. Hill	Director	July 9, 2024
Emily B. Hill

/s/ Dennis P. Lockhart	Director	July 9, 2024
Dennis P. Lockhart

/s/ Bruce W. Schnitzer	Director	July 9, 2024
Bruce W. Schnitzer