Form 10-Q
period 2024-06-30
Beneficient
filed 2024-08-14
CIK 1775734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 9, 2024, Beneficient had 4,006,365 shares of Class A common stock outstanding and 239,256 shares of Class B common stock outstanding.

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
On June 6, 2023, immediately prior to the Conversion, BCG was recapitalized (the “BCG Recapitalization”) as follows: (i) the limited partnership agreement of BCG was amended to create one new subclass of BCG common units, the Class B Common Units (the “BCG Class B Common Units”), and the existing common units were renamed the Class A Common Units (the “BCG Class A Common Units”); and (ii) certain holders of the Preferred Series A Subclass 1 Unit Accounts of Beneficient Company Holdings, L.P. (“BCH” and such units, the “BCH Preferred A.1 Unit Accounts”) entered into conversion and exchange agreements (the “BCG Conversion and Exchange Agreements”) with BCG and BCH, pursuant to which they converted certain BCH Preferred A.1 Unit Accounts to Class S Ordinary Units of BCH (“BCH Class S Ordinary Units”), which were then contributed to BCG in exchange for BCG Class A Common Units.
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
In order to maintain its listing on The Nasdaq Stock Market, LLC (“Nasdaq”), the Company effected a reverse stock split of its Common Stock at a ratio of eighty (80) to one (1) and a simultaneous proportionate reduction in the authorized shares of each class of Common Stock as required by Nevada Revised Statues (“NRS”) Section 78.207 (the “Reverse Stock Split”). The Company’s Class A common stock commenced trading on a post-reverse stock split basis at market open on April 18, 2024. Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise or conversion of the Company’s equity award, warrants, and other equity instruments convertible into common stock, as well as the applicable exercise price. All share and per share amounts of our Common Stock presented in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split.
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
•our current inability to raise sufficient capital, recurring losses from operations, negative cash flows from operations, and delays in executing our business plans raises substantial doubt regarding our ability to continue as a going concern. If we are unable to obtain sufficient additional funding, or do not have access to capital, we may be required to terminate or significantly curtail our operations;
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
•the Company may engage in transactions that represent a conflict of interest, with the review of such transactions subject to the Nevada statutory business judgment rule; and
•other risks, uncertainties and factors set forth in the “Risk Factors” section in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on July 9, 2024 (“Annual Report”) and in the “Management’s Discussion and Analysis” and “Risk Factors” sections of this Quarterly Report on Form 10-Q, as well as those described from time to time in our future reports filed with the SEC.
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

BENEFICIENT
Form 10-Q
For the Quarter Ended June 30, 2024

PART I. FINANCIAL INFORMATION
Item 1 — Financial Statements
BENEFICIENT
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024	March 31, 2024
(Dollars and shares in thousands)	(unaudited)
ASSETS
Cash and cash equivalents	$4,399	$7,913
Restricted cash	314	64
Investments, at fair value:
Investments held by Customer ExAlt Trusts (related party of $194 and $552)	331,367	329,113
Investments held by Ben (related party of nil and $6)	—	6
Other assets, net	11,912	14,699
Intangible assets	3,100	3,100
Goodwill	10,212	13,606
Total assets	$361,304	$368,501
LIABILITIES, TEMPORARY EQUITY, AND EQUITY
Accounts payable and accrued expenses (related party of $13,635 and $14,143)	$103,012	$157,157
Other liabilities (related party of $11,833 and $9,740)	34,796	31,727
Warrant liability	180	178
Debt due to related parties	120,554	120,505
Total liabilities	258,542	309,567
Redeemable noncontrolling interests
Preferred Series A Subclass 0 Unit Accounts, nonunitized	251,052	251,052
Total temporary equity	251,052	251,052
Shareholder’s equity:
Preferred stock, par value $0.001 per share, 250,000 shares authorized
Series A preferred stock, 0 and 0 shares issued and outstanding as of June 30, 2024 and March 31, 2024	—	—
Series B preferred stock, 227 and 227 shares issued and outstanding as of June 30, 2024 and March 31, 2024	—	—
Class A common stock, par value $0.001 per share, 18,750 shares authorized, 4,006 and 3,348 shares issued as of June 30, 2024 and March 31, 2024, respectively, and 4,000 and 3,339 shares outstanding as of June 30, 2024 and March 31, 2024, respectively	4	3
Class B convertible common stock, par value $0.001 per share, 250 shares authorized, 239 and 239 shares issued and outstanding as of June 30, 2024 and March 31, 2024	—	—
Additional paid-in capital	1,852,187	1,848,068
Accumulated deficit	(2,011,547)	(2,059,214)
Stock receivable	(20,038)	(20,038)
Treasury stock, at cost (9 shares as of June 30, 2024 and March 31, 2024)	(3,444)	(3,444)
Accumulated other comprehensive income	255	276
Noncontrolling interests	34,293	42,231
Total equity	(148,290)	(192,118)
Total liabilities, temporary equity, and equity	$361,304	$368,501
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,
(Dollars in thousands, except per share amounts)	2024	2023
Revenues
Investment income, net	$11,028	$500
Loss on financial instruments, net (related party of $(365) and $(3,566), respectively)	(1,183)	(3,461)
Interest and dividend income	12	116
Trust services and administration revenues (related party of $8 and $8, respectively)	189	102
Total revenues	10,046	(2,743)

Operating expenses
Employee compensation and benefits	3,850	35,823
Interest expense (related party of $3,054 and $732, respectively)	4,288	3,784
Professional services	5,544	10,373
Provision for credit losses	524	—
Loss on impairment of goodwill	3,394	1,096,305
Release of loss contingency related to arbitration award	(54,973)	—
Other expenses (related party of $694 and $2,116, respectively)	3,081	6,942
Total operating expenses	(34,292)	1,153,227
Operating income (loss) before income taxes	44,338	(1,155,970)
Income tax expense	28	—
Net income (loss)	44,310	(1,155,970)
Less: Net loss attributable to noncontrolling interests - Customer ExAlt Trusts	526	13,866
Less: Net loss attributable to noncontrolling interests - Ben	7,187	30,686
Less: Noncontrolling interest guaranteed payment	(4,356)	(4,105)
Net income (loss) attributable to Beneficient common shareholders	$47,667	$(1,115,523)
Other comprehensive income (loss):
Unrealized (loss) gain on investments in available-for-sale debt securities	(21)	4,290
Total comprehensive income (loss)	47,646	(1,111,233)
Less: comprehensive (loss) gain attributable to noncontrolling interests	(21)	4,290
Total comprehensive income (loss) attributable to Beneficient	$47,667	$(1,115,523)

Net income (loss) per common share
Class A - basic	$12.11	$(440.25)
Class B - basic	$12.11	$(426.61)

Net income (loss) per common share
Class A - diluted	$0.17	$(440.25)
Class B - diluted	$0.17	$(426.61)

See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
For the three months ended June 30, 2024 and 2023:

	Series A preferred stock		Series B preferred stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 10)	Total equity	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2024	—	$—	227	$—	3,348	$3	239	$—	$1,848,068	$(2,059,214)	$(20,038)	$(3,444)	$276	$42,231	$(192,118)	$251,052
Net income (loss)	—	—	—	—	—	—	—	—	—	47,667	—	—	—	(7,713)	39,954	4,356
Noncontrolling interest reclass	—	—	—	—	—	—	—	—	—	—	—	—	—	(225)	(225)	—
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	994	—	—	—	—	—	994	—
Issuance of shares in connection with equity purchase agreement	—	—	—	—	449	1	—	—	2,554	—	—	—	—	—	2,555	—
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	(21)	—	(21)	—
Preferred A.0 Unit Accounts guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,356)
Issuance of common shares to settle liability	—	—	—	—	129	—	—	—	914	—	—	—	—	—	914	—
Equity issuance costs reclassed to APIC	—	—	—	—	—	—	—	—	(343)	—	—	—	—	—	(343)	—
Rounding adjustment in connection with reverse stock split	—	—	—	—	80	—	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2024	—	$—	227	$—	4,006	$4	239	$—	$1,852,187	$(2,011,547)	$(20,038)	$(3,444)	$255	$34,293	$(148,290)	$251,052

See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (cont’d)
(UNAUDITED)

	Series A preferred stock		Series B preferred stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 10)	Total equity	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2023	—	$—	—	$—	2,252	$2	239	$—	$1,579,742	$—	$—	$(3,444)	$9,900	$142,213	$1,728,413	$950,493
Net income (loss)	—	—	—	—	—	—	—	—	(36,432)	(1,079,091)	—	—	—	(44,552)	(1,160,075)	4,105
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	27,001	—	—	—	—	—	27,001	—
Payment of employee payroll taxes on restricted equity units	—	—	—	—	—	—	—	—	(84)	—	—	—	—	—	(84)	—
Issuance of common and preferred shares upon closing of de-SPAC transaction, net of issuance costs	2,749	3	—	—	100	—	—	—	(4,293)	—	—	—	—	—	(4,290)	—
Conversion of Series A preferred to Class A common	(2,749)	(3)	—	—	9	—	—	—	3	—	—	—	—	—	—	—
Issuance of shares in connection with transactions closing post de-SPAC	—	—	—	—	7	—	—	—	5,153	—	—	—	—	133	5,286	—
Reclass of distributions payable to noncontrolling interest holder	—	—	—	—	—	—	—	—	—	—	—	—	—	(329)	(329)	—
Issuance of shares to settle liability assumed at de-SPAC	—	—	—	—	3	—	—	—	2,745	—	—	—	—	—	2,745	—
Non-cash dividend to related party	—	—	—	—	—	—	—	—	(110)	—	—	—	—	—	(110)	—
Share-based awards to related party employees	—	—	—	—	—	—	—	—	110	—	—	—	—	—	110	—
Conversion of Class S Ordinary to Class A common	—	—	—	—	5	—	—	—	3,884	—	—	—	—	(3,884)	—	—
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	4,290	—	4,290	—
Deemed dividend for BCG Preferred B.2 Unit Accounts preferred return	—	—	—	—	—	—	—	—	6,942	—	—	—	—	(6,942)	—	—
Preferred Series A.0 Unit Accounts guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,105)
Redemption of BCG Preferred B.2 Unit Accounts	—	—	—	—	—	—	—	—	(1,413)	—	—	—	—	—	(1,413)	—
Stock receivable on prepaid forward purchase	—	—	—	—	—	—	—	—	—	—	(20,038)	—	—	—	(20,038)	—
Reclass of BCH Preferred A.1 from temporary to permanent equity	—	—	—	—	—	—	—	—	—	—	—	—	—	699,441	699,441	(699,441)
Balance, June 30, 2023	—	$—	—	$—	2,376	$2	239	$—	$1,583,248	$(1,079,091)	$(20,038)	$(3,444)	$14,190	$786,080	$1,280,947	$251,052
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023

Cash flows from operating activities:
Net income (loss)	$44,310	$(1,155,970)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	414	931
Net amortization of debt premium and discount (related party of $38 and $(1,556))	38	(1,287)
Loss on impairment of goodwill	3,394	1,096,305
Loss on financial instruments, net (related party of $(365) and $(3,566))	1,183	3,461
Investment income, net	(11,028)	(500)
Non cash interest expense (related party of $2,263 and $2,314)	3,315	5,072
Non cash interest income	(12)	(108)
Non cash share-based compensation	994	27,001
Provision for credit losses	524	—
Release of loss contingency related to arbitration award	(54,973)	—
Changes in assets and liabilities:
Changes in other assets	1,851	(1,102)
Changes in accounts payable and accrued expenses	(565)	12,031
Changes in other liabilities and deferred revenue	(92)	256
Net cash used in operating activities	(10,647)	(13,910)
Cash flows from investing activities:
Return of investments in alternative assets held by Customer ExAlt Trusts	7,248	12,005
Purchase of investments in alternative assets held by Customer ExAlt Trusts	(192)	(256)
Purchase of premises and equipment	(664)	(523)
Net cash provided by investing activities	6,392	11,226
Cash flows from financing activities:
Proceeds received from issuance of Class A common shares under equity purchase agreement	2,555	—
Payments on Customer ExAlt Trust loan payable	—	(3,056)
Redemption of Preferred Series B Subclass 2 Unit Accounts	—	(1,413)
Payment of deferred financing costs for equity	(1,564)	(3,153)
Payment of employee income taxes on restricted equity units	—	(84)
Proceeds from de-SPAC merger	—	24,761
Payment for prepaid forward purchase agreement	—	(20,038)
Net cash provided by (used in) financing activities	991	(2,983)
Net decrease in cash, cash equivalents, and restricted cash	(3,264)	(5,667)
Cash, cash equivalents, and restricted cash at beginning of period	7,977	9,545
Cash, cash equivalents, and restricted cash at end of period	$4,713	$3,878
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
BCH is a Delaware limited partnership formed on July 1, 2010. BCH is primarily a holding company that directly or indirectly receives all active and passive income of the Company and allocates that income among the partnership interests issued by BCH. As of June 30, 2024, BCH has issued and outstanding general partnership Subclass 1 Class A Units (“BCH Class A Units”), Class S Ordinary Units of BCH (the “BCH Class S Ordinary Units”), Class S Preferred Units of BCH (the “BCH Class S Preferred Units”), FLP Unit Accounts (Subclass 1, Subclass 2, and Subclass 3), Preferred Series A Subclass 0 Unit Accounts (“BCH Preferred A.0”), and Preferred Series A Subclass 1 Unit Accounts (“BCH Preferred A.1”).
Business Overview
Ben markets an array of liquidity solutions and related trustee, custody and trust administration services to participants in the alternative asset industry, with a focus on mid-to-high net worth (“MHNW”) individual investors (generally those with a net worth of $5.0 million to $30.0 million), small-to-midsize institutional (“STMI”) investors, family offices (“FAMOs”) and fund general partners and sponsors (“GPs” and together with MHNW individuals, STMI investors and FAMOs, “Customers”). Ben provides Customers seeking an early exit from their alternative asset investments a suite of bespoke liquidity solutions for their otherwise illiquid alternative asset investments through a proprietary financing and trust structure, which we implement for our customers (we refer to such trusts collectively as the “Customer ExAlt Trusts”). We plan to offer comprehensive alternative asset trust and custody services, and novel insurance products covering risks attendant to owning, managing and transferring alternative assets, and additional broker-dealer services in connection with our liquidity products and services.
Ben’s primary operations, which commenced on September 1, 2017, relate to its liquidity and trust administration products and services. Ben offers or plans to offer its products and services through its operating subsidiaries, which include: (i) Ben AltAccess, L.L.C., a Delaware limited liability company (“Ben AltAccess”), which offers an online platform designed to provide a digital experience for Customers seeking liquidity, custody, trust and data services for their alternative assets, (ii) Ben Liquidity, L.L.C., a Delaware limited liability company, and its subsidiaries (collectively, “Ben Liquidity”), which offers liquidity products, (iii) Ben Custody, L.L.C., a Delaware limited liability company, and its subsidiaries (collectively, “Ben Custody”), which provides services for private fund, trustee, and trust administration, (iv) Ben Data, L.L.C., a Delaware limited liability company (“Ben Data”), which provides data analytics and evaluation services, (v) Ben Markets L.L.C., including its subsidiaries (“Ben Markets”), was recently launched and intends to provide broker-dealer services and transfer agency services in connection with offering Ben’s products and services, and (vi) Ben Insurance, L.L.C., including its subsidiaries (“Ben Insurance Services”), which intends to offer insurance products and services covering risks attendant to owning, managing and transferring alternative assets. Ben serves as trustee of certain of the Customer ExAlt Trusts, which operate for the benefit of the Charities (defined below) and Economic Growth Zones (defined below).
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
Liquidity and Going Concern
As of June 30, 2024, we had unrestricted cash and cash equivalents of $4.4 million. Besides the unrestricted cash and cash equivalents, the Company’s principal sources of liquidity available to meet its contractual obligations are proceeds on ExAlt Loan payments and fee income derived from distributions on investments held by the Customer ExAlt Trusts and potential access to capital under the Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), however, our ability to access the cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio is limited by the terms of the ExAlt Loans from Ben Liquidity to the Customer ExAlt Trusts and our ability to access proceeds from SEPA is subject to market conditions, such as trading volume, price of our Class A Common Stock and other factors beyond our control. While we generated net income of $44.3 million for the three months ended June 30, 2024, we have historically generated net losses and, in aggregate, these net losses have resulted in an accumulated deficit of $2.0 billion as of June 30, 2024. As of July 31, 2024, we had unrestricted cash and cash equivalents of approximately $1.7 million. All of these conditions raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance.
We expect that the Company will require additional capital by issuing additional debt or equity to satisfy our obligations and fund our operations for the next twelve months. Also, we intend to potentially refinance some or all of the existing borrowings, including approximately $23.5 million of certain outstanding borrowing maturing in the remainder of fiscal year 2025, prior to their maturity, with either our current lenders or other lenders, continue to seek opportunities to reduce corporate overhead, and intend to raise capital through equity or debt investments in the Company by third parties, including through the SEPA, however, we cannot conclude these are probable of being implemented or, if probable of being implemented, being in sufficient enough amounts to satisfy our contractual amounts as they presently exist that are coming due over the next 12 months as of the date of such filing.
On June 27, 2023, we entered into the SEPA, whereby we have the right, but not the obligation, to sell to Yorkville up to $250.0 million of shares of the Company’s common stock. On June 20, 2024, the Company obtained stockholder approval pursuant to Nasdaq Listing Rule 5635(d) for the issuance of shares of Class A common stock to Yorkville in excess of the Exchange Cap. As a result, the Company may issue up to an aggregate of approximately $246.1 million worth of shares of Class A common stock following registration with the SEC. However, the decision regarding future sale of shares, including those under the SEPA, is subject to market conditions, such as trading volume, price of our Class A common stock and other factors beyond our control.
As more fully described in Note 8, on October 19, 2023, we entered into a three-year $25.0 million term loan with HH-BDH LLC, which was fully drawn upon closing and, the proceeds of which were used or are intended to be used to repay certain outstanding obligations, fund development of our products, and provide additional working capital. The HH-BDH Credit Agreement contains certain financial maintenance covenants, including a debt service coverage ratio. As more fully described in Note 19, on August 6, 2024, the Company entered into a securities purchase agreement with Yorkville, pursuant to which the Company agreed to issue and sell convertible debentures in an aggregate principal amount of up to $4.0 million and warrants to purchase up to 1,325,382 shares of the Company’s Class A common stock at an exercise price of $2.63. As of the date of the Quarterly Report on Form 10-Q, the Company has issued $2.0 million to Yorkville in aggregate principal amount of the convertible debentures and warrants to purchase up to 662,691 shares of Common Stock. The Company will issue the additional convertible debentures and warrants on or before the first business day after the date the registration statement registering the resale of the common stock underlying the convertible debentures and warrants is declared effective by the SEC. The Yorkville securities purchase agreement contains certain covenants. If any of these limitations of the HH-BDH Credit Agreement or the Purchase Agreement were to materially impede the flow of cash to us, our ability to service and repay our debt would be materially and adversely affected.
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
Reverse Stock Split
In April 2024, the Company's stockholders approved a reverse stock split of its Common Stock at a range of ratios between 1-for-10 to 1-for-100, and the Company's board of directors approved the implementation of the reverse stock split at a ratio of 1-for-80 (the “Reverse Stock Split”). The Reverse Stock Split was effective as of April 18, 2024, and the Company regained compliance with the minimum bid price requirement in May 2024.
As of the effective time of the Reverse Stock Split, every 80 issued and outstanding shares of the Company’s Common Stock was automatically reclassified into one issued and outstanding share of the Company’s Common Stock, with no change in the par value per share. No fractional shares of Common Stock were issued in connection with the Reverse Stock Split and all fractional shares were rounded up to the nearest whole share with respect to outstanding shares of common stock. All share and per share amounts of the Company's Class A and Class B common stock presented in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the 1-for-80 Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of Common Stock to additional paid-in capital.
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
All intercompany accounts and transactions have been eliminated in consolidation, and the portion of income allocated to owners other than the Company is included in “net income (loss) attributable to noncontrolling interests” in the consolidated statements of comprehensive income (loss). With the consolidation of the Customer ExAlt Trusts, interest and fee income and any related receivable charged by Ben Liquidity and Ben Custody to the Customer ExAlt Trusts are eliminated in the presentation of our consolidated financial statements. While these amounts are eliminated solely for financial reporting purposes, such amounts are earned by Ben Liquidity and/or Ben Custody from the Customer ExAlt Trusts and directly impact the income (loss) allocable to Ben’s and BCH’s equity holders as further discussed in Note 3.
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
Reverse Stock Split
Following stockholder approval on April 18, 2024, the Company effected a reverse stock split of our Common Stock at a ratio of 1-for-80 and a simultaneous proportionate reduction in the authorized shares of each class of Common Stock as required by Nevada Revised Statues Section 78.207. The Reverse Stock Split was effective as of April 18, 2024. Proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of the Company’s equity award, warrants, and other equity instruments convertible into common stock, as well as the applicable exercise price. All share and per share amounts of our Class A and Class B common stock presented have been retroactively adjusted to reflect the Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid in capital.
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
Significant accounting policies are detailed in Note 2 to the consolidated financial statements included in the Company’s Annual Report. Other than new policies related to the adoption of ASU 2016-13 (as defined below and described in Note 3) and those below, there are no new or revised significant accounting policies as of June 30, 2024.
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
Accounting Standards Not Yet Adopted
ASU 2023-07, Segment Reporting, (Topic 280) was issued in November 2023 and expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, which will be our fiscal year beginning April 1, 2024 and interim periods beginning April 1, 2025. Early adoption is permitted. ASU 2023-07 will have no impact on the Company’s financial condition or results of operations. The Company is evaluating the impact to the related segment reporting disclosures.
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
Instead, the interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts, which are eliminated in the presentation of our consolidated financial statements, directly impact the net income (loss) attributable to Ben’s and BCH’s equity holders. Our Ben Liquidity and Ben Custody business segments, which relate to our current operating subsidiaries, are owned by the Company’s equity holders (including those of BCH), and recognize revenue through (i) interest income on ExAlt Loans made to the Customer ExAlt Trusts in connection with our liquidity transactions for Customers with interest rates between 5.0% and 14.0% per annum charged against the outstanding principal balance of the ExAlt Loan, (ii) fee income billed at closing, but recognized as revenue ratably over the expected life of the alternative asset, for each liquidity transaction with Customers for services including access to and use of the AltAccess platform, transfer of the alternative assets, and delivery of the consideration to the client, with fee rates between 1.0% and 7.0% of the sum of the NAV and remaining unfunded commitment of the transacted alternative asset, and (iii) recurring fee income recognized each period for providing services including trustee, custody, and trust administration of the Customer ExAlt Trusts while they hold investments, with fee rates generally at 2.8% per annum of the sum of the NAV and remaining unfunded commitment of the alternative assets held. Ben Liquidity and Ben Custody revenue recognized for the three months ended June 30, 2024 and 2023 is as follows:
a.Ben Liquidity recognized $10.8 million and $12.0 million in interest income during the three months ended June 30, 2024 and 2023, respectively.
b.Ben Custody recognized $5.4 million and $6.6 million in trust services and administration revenues during the three months ended June 30, 2024 and 2023, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods.
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

(in thousands)	Three Months Ended June 30,
	2024	2023
Operating income (loss)
Ben Liquidity	$(514)	$(903,026)
Ben Custody	1,287	(189,997)
Corporate & Other	44,091	(49,081)
Less: Income tax expense	(28)	—
Less: Net loss attributable to noncontrolling interests - Ben	7,187	30,686
Less: Noncontrolling interest guaranteed payment	(4,356)	(4,105)
Net income (loss) attributable to common shareholders	$47,667	$(1,115,523)
Significant Accounting Policies - Impacting Allocation of Net Income (Loss) to Beneficient’s Equity Holders
As described above, certain income and expenses involving transactions between Ben and the Customer ExAlt Trusts are eliminated for financial reporting purposes; however, the income or expenses are important to determine the net income (loss) allocable to Ben’s and BCH’s equity holders. Significant accounting policies related to the significant income and expense items eliminated in our consolidated financial statements, but impacting the allocation of net income (loss) to Beneficient’s equity holders, are detailed in Note 3 to the consolidated financial statements included in the Company’s Annual Report. There are no new or revised significant accounting policies as of June 30, 2024 impacting allocation of net income (loss) to Beneficient’s equity holders.
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
The Purchaser has received at least $5.0 million in gross proceeds from the sale of some or all of the Purchased Shares and thus, there will be no requirement to issue the Purchaser any amount of BCH Preferred A.0 as consideration for any shortfall. No sales of any of the Prepaid Forward Shares have occurred as of June 30, 2024. To the Company’s knowledge, all shares purchased by the Purchaser in connection with the Forward Purchase Agreement were from unaffiliated third-parties.
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

The following table provides additional information on the securities contributed and exchanged as part of the BCG Recapitalization by each of BHI, Bruce W. Schnitzer and Hicks Holdings Operating, LLC (dollars and units in thousands):

Name	Converted Capital Account Balance of BCH Preferred A.1	BCH Class S Ordinary Units Received	BCG Class B Units Received
BHI	$177,195	178	178
Bruce W. Schnitzer	988	1	1
Hicks Holdings Operating, LLC	13,222	14	14
Total	$191,405	193	193
The following table provides additional information on the securities contributed and exchanged as part of the BCG Recapitalization by each of Bruce W. Schnitzer and Richard W. Fisher (dollars and units in thousands):

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
Immediately after the Business Combination, 2,358,429 shares of Class A common stock were issued and outstanding, 239,256 shares of Class B common stock were issued and outstanding, 34,962 shares of Beneficient Series A preferred stock were issued and outstanding and 296,969 Warrants were issued and outstanding. Because the Series A preferred stock is not expected to be publicly listed, the Beneficient Series A preferred stock terms provide that upon its issuance, each share of Series A preferred stock will automatically convert into one-quarter of a share of Class A common stock of Beneficient, or an aggregate of 8,595 additional shares of Class A common stock. Following such conversion, there are 2,367,244 shares of Class A common stock of Beneficient outstanding following the Business Combination.
The Transaction was accounted for as a capital transaction in substance and not a business combination under ASC 805, Business Combinations (“ASC 805”). As a result, Beneficient was treated as the accounting acquirer and Avalon was treated as the acquired company for financial reporting purposes per ASC 805. Accordingly, for accounting purposes, the Transaction was treated similar to an equity contribution in exchange for the issuance of shares of Common Stock. The financial statements of the combined entity represented a continuation of the financial statements of Beneficient, and the net assets of Avalon were stated at historical cost, with no goodwill or other intangible assets recorded. The equity and net loss per unit attributable to common equity holders of the Company, prior to the closing, have been retroactively restated as shares reflecting the common unit conversion ratio discussed above.
The Company and Avalon incurred $21.7 million and $26.1 million, respectively, of expenses related to the Transaction. These expenses consisted of underwriting fees, professional services (legal, accounting, advisory, etc.) and other direct expenses associated with the Transaction. As a result of the transaction, the transaction costs incurred by the Company related to the issuance of shares were recognized in additional paid-in capital as a reduction of proceeds. The expenses incurred by Avalon were either paid by Avalon prior to closing or netted against proceeds received by the Company at closing.
Common Stock Warrants
The Company assumed 194,063 publicly-traded Avalon Warrants (“Avalon Public Warrants”) and 101,250 private placement Avalon Warrants (“Avalon Private Warrants” and together with the Avalon Public Warrants, the “Avalon Warrants”), which were originally issued by Avalon in connection with its initial public offering and, as a result of the assumption by the Company, became Warrants. The Avalon Public Warrants assumed by Ben are referred to as the “Public Warrants” and the Avalon Private Warrants assumed by Ben are referred to as the “Private Warrants,” and collectively, the “Warrants.” The Warrants are included in derivative warrant liabilities on the Company’s consolidated statements of financial condition. The Warrants entitle the holder to exercise each whole warrant for one share of Class A common stock and one share of Series A preferred stock at an exercise price of $920.00 (each a “Warrant” and collectively, the “Warrants”).
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
As of June 30, 2024, there were 24,699,725 Warrants outstanding with a fair value of $0.2 million, as reflected in the warrant liability line item on the consolidated statements of financial condition. During the three months ended June 30, 2024 and 2023, gains of nominal and $1.5 million, respectively, were recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
5.    Investments, at Fair Value
Investments held by Ben or held by the Customer ExAlt Trusts are comprised of investments in alternative assets, public debt and equity securities, other equity securities and interests (including those of a related party), and put options. The composition of investments recorded at fair value by holder is included in the table below (in thousands):

	June 30, 2024		March 31, 2024
	Ben	Customer ExAlt Trusts	Ben	Customer ExAlt Trusts
Alternative assets	$—	$297,888	$—	$293,916
Public equity securities and option	—	4,140	—	4,897
Debt securities available-for-sale	—	2,419	—	2,962
Other equity securities and interests	—	26,920	6	27,338
Total investments, at fair value	$—	$331,367	$6	$329,113

Investments in Alternative Assets held by the Customer ExAlt Trusts
The investments in alternative assets are held, either through direct ownership or through beneficial interests, by certain of the Customer ExAlt Trusts and consist primarily of limited partnership interests in various alternative investments, including private equity funds. These alternative investments are valued using NAV as a practical expedient. Changes in the NAV of these investments are recorded in investment income (loss), net in our consolidated statements of comprehensive income (loss). The investments in alternative assets provide the economic value that ultimately collateralizes the ExAlt Loans that Ben Liquidity originates with the Customer ExAlt Trusts in liquidity transactions and any associated fees due from the Customer ExAlt Trusts. The increase in investments in alternative assets since March 31, 2024, was primarily driven by net upward adjustments of NAV as reported by the investment managers or general partners offset by $7.2 million in distributions.
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
Portfolio Information
Our portfolio of alternative asset investments, held by certain of the Customer ExAlt Trusts by asset class of each fund as of June 30, 2024 and March 31, 2024, is summarized below (in thousands):

	Alternative Investments Portfolio Summary
	June 30, 2024		March 31, 2024
Asset Class	Carrying Value	Unfunded Commitments	Carrying Value	Unfunded Commitments
Venture Capital	$124,791	$2,317	$139,495	$2,548
Private Equity	137,372	38,051	116,462	38,401
Natural Resources	17,441	3,328	17,553	3,340
Private Real Estate	8,662	2,859	8,760	2,907
Hedge Funds	3,601	245	6,095	245
Other(1)	6,021	383	5,551	382
Total	$297,888	$47,183	$293,916	$47,823
(1) “Other” includes earnouts, escrow, net other assets, private debt strategies.
As of June 30, 2024, the Customer ExAlt Trusts collectively had exposure to 254 professionally managed alternative asset investment funds, comprised of 834 underlying investments, 93 percent of which are investments in private companies.
Public Equity Securities
Investment in public equity securities primarily represents ownership by both Ben and certain of the Customer ExAlt Trusts in public companies. These investments are carried at fair value, which is determined using quoted market prices. Any realized gains and losses are recorded on a trade-date basis. Realized and unrealized gains and losses are recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). As of June 30, 2024 and March 31, 2024, the fair value of investments in public equity securities was $4.1 million and $4.9 million, respectively. On August 1, 2023, GWG Holdings’ plan of reorganization was declared effective, and the Company’s investment was transferred to equity interests in the GWG Wind Down Trust (as defined herein). The interests in the GWG Wind Down Trust is reflected as an investment in other equity securities. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.

Put Options
On April 1, 2022, Ben, through CT Risk Management, L.L.C., (“CT”) made aggregate payments of $5.0 million to purchase put options in the S&P 500 Index with an aggregate notional amount of $141.3 million. Half of the notional expires in April 2024, while the other half expires in April 2025. On April 27, 2022, CT sold an equity interest for $2.4 million to the third-party involved in a participation loan transaction described in Note 7 and utilized the proceeds to purchase additional put options similar to the put options purchased on April 1, 2022. These put options were sold in September 2023 for $1.0 million, resulting in a recognized loss of $0.7 million.
The put options were designed to protect the NAV of the interests in alternative assets, which generate the collateral to certain of the ExAlt Loans in Ben Liquidity’s loan portfolio or the loans related to the participation loan transaction and provide for distributions to the Customer ExAlt Trusts’ ultimate beneficiary, against market risk. The options were carried at fair value, which is determined using quoted market prices. Any realized gains and losses are recorded on a trade-date basis. Realized and unrealized gains and losses were recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss).
No options were held as of June 30, 2024 and March 31, 2024. For the three months ended June 30, 2023, Ben recognized losses of $2.3 million on the put options, of which approximately $1.7 million is attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
Debt Securities Available-for-Sale
As of June 30, 2024, investments in debt securities represent ownership in privately held debt securities. Investments in debt securities are classified and accounted for as available-for-sale, with unrealized gains and losses presented as a separate component of equity under the accumulated other comprehensive income (loss) line item.
Prior to August 1, 2023, investments in debt securities also included ownership in corporate debt securities, specifically, L Bonds of GWG Holdings (“L Bonds”) held by certain of the Customer ExAlt Trusts. The L Bonds had a maturity date of August 8, 2023. However, upon the effectiveness of GWG Holdings’ plan of reorganization on August 1, 2023, the investments in L Bonds converted to equity interests in the GWG Wind Down Trust, which are reflected in “other equity securities and interests,” as of June 30, 2024.
The amortized cost, estimated fair value, and unrealized gains and losses on investments in debt securities classified as available-for-sale as of June 30, 2024 and March 31, 2024 are summarized as follows:

	June 30, 2024
(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Other debt securities	$2,685	$794	$(1,060)	$2,419
Total available-for-sale debt securities	$2,685	$794	$(1,060)	$2,419

	March 31, 2024
(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Other debt securities	2,685	1,337	(1,060)	2,962
Total available-for-sale debt securities	$2,685	$1,337	$(1,060)	$2,962
The table below indicates the length of time individual debt securities have been in a continuous loss position as of June 30, 2024 and March 31, 2024:

	June 30, 2024		March 31, 2024
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other debt securities:
Less than twelve months	—	—	—	—
Twelve months or longer	1,942	1,060	1,964	1,060
Total available-for-sale debt securities with unrealized losses	$1,942	$1,060	$1,964	$1,060

The noncredit-related portion of the net unrealized gains of nil and $4.3 million for the three months ended June 30, 2024 and 2023, respectively, was recognized as a component of accumulated other comprehensive income (loss).
During the three months ended June 30, 2024 and 2023, the Company determined there was $0.5 million and nil, respectively, credit-related loss on its investment in debt securities available-for-sale.
The following table is a rollforward of credit-related losses recognized in earnings for the periods presented below:

(Dollars in thousands)	Three Months Ended June 30,
	2024	2023
Balance, beginning of period	$31,290	$31,290
Credit related losses not previously recognized	522	—
Balance, end of period	$31,812	$31,290
The contractual maturities of available-for-sale debt securities as of June 30, 2024 and March 31, 2024 are as follows:

	June 30, 2024		March 31, 2024
(Dollars in thousands)	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Due in one year or less	$1,687	$1,942	$1,687	$1,964
No fixed maturity	998	477	998	998
	$2,685	$2,419	$2,685	$2,962
Other Equity Securities and Interests
Ben and certain of the Customer ExAlt Trusts hold investments in equity securities of private companies with a readily determinable fair value, including those of the GWG Wind Down Trust. On August 1, 2023, GWG Holdings’ plan of reorganization was declared effective and our investments in its common stock and L Bonds (previously accounted for as public equity securities and available-for-sale debt securities, respectively) were then transferred to an investment in the GWG Holdings Wind Down Trust. The fair value of these equity interests was $0.2 million and $0.6 million as of June 30, 2024 and March 31, 2024, respectively. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
Additionally, certain of the Customer ExAlt Trusts hold investments in equity securities that do not have a readily determinable fair value. These equity securities are measured, using the measurement alternative for equity investments that do not have readily determinable fair values, at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The value of these equity securities was $26.7 million and $26.8 million as of June 30, 2024 and March 31, 2024, respectively. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein, which reflects any upward or downward adjustments to these equity securities for the periods presented herein. There were no impairments to these equity securities during the three months ended June 30, 2024 and 2023.
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
As of June 30, 2024 and March 31, 2024, the fair value of these investments using the NAV per share practical expedient was $297.9 million and $293.9 million, respectively. During the three months ended June 30, 2024 and 2023, gains of $11.0 million and $0.5 million, respectively, were recognized from changes in NAV, which are recorded within the investment income (loss), net, line item of our consolidated statements of comprehensive income (loss).
Financial instruments on a recurring basis
The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, on June 30, 2024 and March 31, 2024 are presented below.

	As of June 30, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Public equity securities	$4,140	$—	$—	$4,140
Other equity interests	—	194	—	194
Debt securities available-for-sale, other	—	477	1,942	2,419
Liabilities:
Warrant liability	180	—	—	180
Prepaid forward liability	14	—	—	14

	As of March 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Public equity securities	$4,897	$—	$—	$4,897
Other equity interests	—	558	—	558
Debt securities available-for-sale, other	—	998	1,964	2,962
Liabilities:
Warrant liability	178	—	—	178
Prepaid forward liability	14	—	—	14

A reconciliation of gain (loss) on financial instruments, net for each of the periods presented herein is included in the tables below (in thousands):

	Three Months Ended June 30,
	2024	2023
Public equity securities:
Related party equity securities	$—	$(3,566)
Other public equity securities	(757)	(220)
Put options	—	(2,328)
Warrant liability	(2)	1,485
Prepaid forward liability	—	(92)
Derivative liability	—	1,418
Other equity securities and interests
Related party, with a readily determinable fair value	(365)	—
Other, without a readily determinable fair value	(59)	(158)
Gain (loss) on financial instruments, net	$(1,183)	$(3,461)
The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:
Investment in other equity securities and interests with a readily determinable fair value
As of June 30, 2024 and March 31, 2024, the fair value of these equity interests is calculated using quoted prices for similar instruments observed in the equity capital markets and is classified as a Level 2 investment in the fair value hierarchy.
Investment in debt securities available-for-sale
Other debt securities. The fair value of these debt securities is calculated using the market approach adjusted for the recoverability of the security. The following table provides quantitative information about the significant unobservable inputs used in the fair value measure of the Level 3 other debt securities (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range	Weighted Average
June 30, 2024	$1,942	Market Approach	Enterprise value-to-revenue multiple	0.2x - 18.9x	1.80x
March 31, 2024	$1,964	Market Approach	Enterprise value-to-revenue multiple	0.2x - 18.9x	1.77x
The following table reconciles the beginning and ending fair value of our Level 3 other debt securities:

(Dollars in thousands)	Three Months Ended June 30,
	2024	2023
Beginning balance	$1,964	$2,078
Gains (losses) recognized in accumulated other comprehensive income (loss)(1)	(22)	105
Ending balance	$1,942	$2,183
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
The following table reconciles the beginning and ending fair value of our Level 3 derivative liability:

Three Months Ended June 30,
2023
Beginning balance	$3,513
Gains recognized in earnings(1)	(1,418)
Gain recognized in loss on extinguishment of debt, net	—
Ending balance	$2,095
(1) Recorded in (gain) loss on financial instruments, net.
There have been no transfers between levels for any assets or liabilities recorded at fair value on a recurring basis or any changes in the valuation techniques used for measuring the fair value as of June 30, 2024 and March 31, 2024, respectively.
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
The value of these equity securities was $26.7 million and $26.8 million as of June 30, 2024 and March 31, 2024, respectively. Additionally, as of June 30, 2024, one security has cumulative upward adjustments of $10.8 million based upon observable price changes, including a recent equity offering and stock to stock transactions. No significant adjustments were made during the three months ended June 30, 2024 and 2023.
Goodwill
During the first quarter of fiscal 2025 and 2024, primarily as a result of a significant, sustained decline in our Class A common stock price and the Company’s related market capitalization, we concluded that it was more likely than not that the fair value of our reporting units was below their carrying amount and resulted in us performing an interim impairment assessment. As a result, we wrote the carrying value of each report unit with goodwill down to their estimated fair value and recognized a non-cash goodwill impairment charge of $3.4 million and $1.1 billion during the three months ended June 30, 2024 and 2023, respectively, which is reflected in loss on impairment of goodwill in the consolidated statements of comprehensive income (loss). Prior to the goodwill impairment recorded during the first quarter of 2024, the Company had not previously recorded any impairments of goodwill.
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

The discount rates used for each reporting unit in the June 30, 2023 impairment analysis ranged from 24.8% to 25.6%, and the discount rates used for each reporting unit in the June 30, 2024 impairment analysis ranged from 28.0% to 29.3%. The Company applied a terminal year long-term growth rate of 3.0% for each reporting unit in both interim impairment assessments. Subsequent to the impairment analysis as of June 30, 2024 and March 31, 2024, there was no excess of reporting unit fair value over carrying value for Ben Custody or Ben Markets.
The change in goodwill at each reporting unit was as follows:

	March 31, 2024	Impairment	June 30, 2024
Ben Liquidity	$—	$—	$—
Ben Custody	10,896	(3,129)	7,767
Ben Insurance	—	—	—
Ben Markets	2,710	(265)	2,445
Total Goodwill	$13,606	$(3,394)	$10,212
There were no other assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2024 and March 31, 2024.
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
The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value as of June 30, 2024 and March 31, 2024, were as noted in the table below:

	As of June 30, 2024
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$4,399	$4,399
Restricted cash	1	314	314
Financial liabilities:
Debt due to related parties, net	2	120,554	134,031
Accounts payable and accrued expenses	1	103,012	103,012

	As of March 31, 2024
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$7,913	$7,913
Restricted cash	1	64	64
Financial liabilities:
Debt due to related parties, net	2	120,505	129,327
Accounts payable and accrued expenses	1	157,157	157,157

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
The loan agreement included a contingent interest feature whereby additional interest could be owed up to a maximum rate of 21% under certain circumstances, dependent principally on the cash flows generated by the pro rata portion of the underlying collateral. As the contingent interest feature was not based on creditworthiness, such feature was not clearly and closely related to the host instrument and was therefore bifurcated and recognized as a derivative liability with a resulting debt discount at inception. The change in the fair value of the contingent interest derivative liability resulted in a net gain of $1.4 million that is reflected in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss) for the three months ended June 30, 2023. The amortization of the debt discount, which is reflected as a component of interest expense in the consolidated statements of comprehensive income (loss), was $0.3 million for the three months ended June 30, 2023.
8.    Debt Due to Related Parties
As of June 30, 2024 and March 31, 2024, the Company’s debt due to related parties consisted of the following:

(Dollars in thousands)	June 30, 2024	March 31, 2024
First Lien Credit Agreement	$21,260	$21,264
Second Lien Credit Agreement	72,983	72,996
Term Loan	25,000	25,000
Other borrowings	2,208	2,180
Unamortized debt discount, net	(897)	(935)
Total debt due to related parties	$120,554	$120,505
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
On July 12, 2023, BCH, entered into (a) that certain Amendment No. 7 to the First Lien Amendment, which amended the First Lien Credit Agreement, and (b) that certain Amendment No. 7 to Second Lien Amendment (together with the First Lien Amendment, the “Seventh Amendments”), which amended the Second Lien Credit Agreement, each among BCH, HCLP and the other parties thereto. Among other things, the Seventh Amendments (i) modified the interest rate to a fixed rate of 9.5%, (ii) extended the maturity dates of the First Lien Amendment and the Second Lien Amendment to September 15, 2024 and September 15, 2027, respectively, and (iii) agreed to installment payments on the First Lien Amendment of $5.0 million on each of March 29th, June 28th, September 29th, and December 29th of each year for so long as the obligations remain outstanding, and so long as such payments do not cause a going concern. No payments will be made on the Second Lien Amendment until the obligations on the First Lien Amendment have been fully satisfied. Ben agreed to pay fees totaling approximately $0.1 million. During the three months ended June 30, 2024 and 2023, no deferred financing costs were paid to HCLP. As of June 30, 2024 and March 31, 2024, the unamortized premium related to the Second A&R Agreements was $0.5 million and $0.5 million, respectively. Through June 30, 2024, all required principal and interest payments due under the Second A&R Agreements have been paid.
In connection with the Second A&R Agreements, Beneficient Holdings, Inc. (“BHI”), which owns a majority of the BCH Class S Ordinary Units, BCH Preferred A.1, and FLP Subclass 1 Unit Accounts issued by BCH, will grant certain tax-related concessions to HCLP as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5.0% of BHI’s BCH Preferred A.1, which will be held by HCLP, may convert to BCH Preferred A.0. In addition, recipients of a grant of BCH Preferred A.1 from BHI will have the right to put an amount of BCH Preferred A.1 to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred A.1 from BHI. No such liability existed as of June 30, 2024 and March 31, 2024.
The Second A&R Agreements and ancillary documents contain covenants that (i) prevent Ben from issuing any securities senior to the BCH Preferred A.0 or BCH Preferred A.1; (ii) prevent Ben from incurring additional debt or borrowings greater than $10.0 million, other than trade payables, while the loans are outstanding; and (iii) prevent, without the written consent of HCLP, GWG Holdings from selling, transferring, or otherwise disposing of any BCH Preferred A.1 held as of May 15, 2020, other than to its subsidiary GWG DLP Funding V, LLC. GWG no longer holds any BCH Preferred A.1 Unit Accounts. Ben obtained consents for the Second A&R Agreements from HCLP in connection with the HH-BDH Credit Agreement (as defined below). As of June 30, 2024, the Company was in compliance with all remaining covenants.

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
Borrowings under the HH-BDH Credit Agreement bear interest, at the Company’s option, calculated according to a base rate, adjusted term SOFR rate, or adjusted daily simple SOFR rate, plus an applicable margin, subject to a Maximum Rate determined by applicable law in the State of New York. The Company elected the adjusted daily simple SOFR rate with a margin of 6.5% for the first two years and 5.5% for the third year. Accrued and unpaid interest is payable monthly, upon prepayment, and at maturity. The Term Loan will mature on October 19, 2026, and all outstanding principal amounts and accrued and unpaid interest thereon shall be due and payable on such date. As of June 30, 2024 and March 31, 2024, the unamortized discount related to the Term Loan was $1.4 million and $1.5 million, respectively.
The Term Loan is secured in part by pledges of: (a) substantially all of the assets of the Borrower, (b) the Guarantor’s equity interests in the Borrower, (c) 97.5% of the equity interests held by The EP-00117 Custody Trust, a Delaware statutory trust known as the “Custody Trust,” in certain entities that hold interests in private investment funds, which, as of June 30, 2024 and March 31, 2024, represented approximately 39.0% and 41.5%, respectively, of all assets held by the Customer ExAlt Trusts and (d) certain deposit accounts.
The HH-BDH Credit Agreement contains customary representations, warranties, affirmative and negative covenants, including covenants which restrict the ability of the Loan Parties, the Custody Trust and certain affiliated entities to, among other things, create liens, incur additional indebtedness, make certain restricted payments and engage in certain other transactions, in each case subject to certain customary exceptions. In addition, the HH-BDH Credit Agreement contains certain financial maintenance covenants, including a debt service coverage ratio of 1.25 to 1.00. As of June 30, 2024, the Company was in compliance with all covenants.
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

Aggregate maturities of principal on the debt due to related parties for the next five fiscal years ending March 31 are as follows:

(Dollars in thousands)	Debt Due to Related Parties
2025	$23,468
2026	—
2027	25,000
2028	72,983
2029	—
9.    Share-based Compensation
As of June 30, 2024 and March 31, 2024, the Company has outstanding share-based awards under the Beneficient Management Partners, L.P. (“BMP”) Equity Incentive Plan (the “BMP Equity Incentive Plan”), the Beneficient 2023 Long Term Incentive Plan (the “2023 Incentive Plan”), and BCH Preferred A.1, as more fully described below.
Following stockholder approval on April 18, 2024, the Company effected a reverse stock split of our Class A and Class B common stock at a ratio of 1-for-80 and a simultaneous proportionate reduction in the authorized shares of each class of Common Stock as required by Nevada Revised Statues Section 78.207. All outstanding restricted stock units and restricted equity units, as well as the Company’s equity incentive plans have been retroactively adjusted to reflect the 1-for-80 Reverse Stock Split.
BMP Equity Incentive Plan
The Board of Directors of Ben Management, Ben’s general partner prior to the Conversion, adopted the BMP Equity Incentive Plan in 2019. Under the BMP Equity Incentive Plan, certain directors and employees of Ben are eligible to receive equity units in BMP, an entity affiliated with the Board of Directors of Ben Management, in return for their services to Ben. The BMP equity units eligible to be awarded to employees is comprised of BMP’s Class A Units and/or BMP’s Class B Units (collectively, the “BMP Equity Units”). As of June 30, 2024, the Board has authorized the issuance of up to 119,000,000 units each of the BMP Equity Units. All awards are classified in equity upon issuance.
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
There were no BMP Equity Units granted during the three months ended June 30, 2024. The table below summarizes the key inputs used in the valuation of the BMP Equity Units granted during the three months ended June 30, 2023:

Unobservable Inputs	Three Months Ended June 30, 2023
Expected term in years	4
Discount rate	32.1%
Discount for lack of marketability	23.1%
Long-term growth rate (after discrete projection period)	2.5%
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
During the third quarter of 2020, 6,438 units were granted to a senior partner director subject to a performance condition. The performance condition was met upon public listing in June 2023 and expense for vested units was recognized in June of 2023 in the amount of $5.2 million. The recognition of the remaining compensation cost will be recognized over the remaining vesting period. Total recognized compensation cost related to these awards for the three months ended June 30, 2024 is approximately $0.3 million. The originally granted units were increased at a rate of one-to-1.25 units, or by 1,610 units, upon public listing and effectiveness of the 2023 Incentive Plan. As of June 30, 2024, there is no remaining unrecognized compensation cost related to this award.
Effective April 1, 2022, Ben granted 6,420 REUs to employees and certain directors, which increased at a rate of one to 1.25 units, or by 1,605 units upon public listing and effectiveness of the 2023 Incentive Plan, of which, 1,788 have been forfeited. Effective October 1, 2022, 503 REUs were granted to employees, which increased at a rate of one to 1.25 units, or by 126 units upon public listing and effectiveness of the 2023 Incentive Plan, of which, 82 have been forfeited. The performance condition for these awards was met upon public listing in June 2023 and expense for vested units was recognized during June of 2023. The recognition of the remaining compensation cost will be recognized over the remaining vesting period. Total recognized compensation cost related to these awards for the three months ended June 30, 2024 and 2023 is approximately $0.2 million and $2.9 million, respectively. The remaining unrecognized compensation cost related to these awards is approximately $1.3 million as of June 30, 2024.
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
Awards are generally subject to service-based vesting over a multi-year period from the recipient’s grant date, though some awards may fully vest upon grant date, or be subject to performance conditions. While providing services to Ben, if applicable, certain of these awards are subject to minimum retained ownership rules requiring the award recipient to continuously hold RSUs equal to at least 15% of their cumulatively granted awards. As of June 30, 2024, a total of 30,187 RSUs have been granted to employees and certain directors of which, 7,398 have been forfeited.
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

Commissions
Certain of our employees’ commission compensation is in the form of common stock. Such shares granted to employees are subject to service-based vesting conditions over a multi-year period from the recipient’s grant date. Awards granted through June 8, 2023 were also subject to a performance condition, which was met on June 8, 2023 when Ben became publicly listed. The Company recorded nominal and $2.3 million of share-based compensation expense related to these awards during the three months ended June 30, 2024 and 2023, respectively.
The following table summarizes the award activity, in units, for the BMP and Ben Equity Incentive Plans during the three months ended June 30, 2024:

	BMP		RSU
(units in thousands)	Units	Weighted Average Grant Date Fair Value per Unit	Units	Weighted Average Grant Date Fair Value per Unit
Balance, March 31, 2024	117	$10.34	26	$375.47
Vested during the period	(15)	10.09	(3)	800.00
Forfeited during the period	(10)	10.67	(2)	322.36
Balance, June 30, 2024	92	$10.35	21	$319.06
The following table presents the components of share-based compensation expense, included in employee compensation and benefits, recognized in the consolidated statements of comprehensive income (loss) for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(dollars in thousands)	2024	2023
BMP equity units	$113	$675
Restricted stock units	832	8,723
Preferred equity	—	286
Other(1)	49	17,317
Total share-based compensation	$994	$27,001
(1) For the quarter ended June 30, 2023 includes $15.0 million of compensation recognized related to the BCG Recapitalization and $2.3 million recognized for equity based compensation issued to employees for Ben Liquidity transactions.
Unrecognized share-based compensation expense totaled $5.5 million as of June 30, 2024, which we expect to recognize based on scheduled vesting of awards outstanding at June 30, 2024. The following table presents the share-based compensation expense expected to be recognized over the next five fiscal years ending March 31 for awards outstanding as of June 30, 2024:

(dollars in thousands)	BMP	RSU	Commissions	Total
2025	$331	$1,650	$142	$2,123
2026	225	1,871	60	2,156
2027	14	883	—	897
2028	—	372	—	372
2029	—	—	—	—
Total	$570	$4,776	$202	$5,548
10.    Equity
Below is a description of the outstanding classes of the equity of the Company, including quasi-equity amounts that are required to be reported as temporary equity between the liabilities and equity sections on the consolidated statements of financial condition. As of June 30, 2024, the 9th Amended and Restated LPA of BCH (“BCH LPA”) and the articles of incorporation and bylaws of Beneficient, govern the terms of these equity securities, as applicable. The Company’s governing documents authorize the issuance of additional classes of equity. All equity interests of BCH are limited partnership interests.

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
Standby Equity Purchase Agreement
On June 27, 2023, the Company entered into the SEPA with Yorkville, whereby the Company has the right, but not the obligation, to sell to Yorkville up to $250.0 million of its shares of the Company’s common stock at the Company’s request any time during the 36 months following the execution of the SEPA, subject to certain conditions. The Company expects to use the net proceeds received from this for working capital and general corporate purposes. The Company paid a structuring fee in cash and a commitment fee in an amount equal to $1.3 million by issuing 5,703 shares of Class A common stock in July 2023.
On September 29, 2023, a resale registration statement on Form S-1 was declared effective by the SEC, thereby permitting sales of Class A common stock to Yorkville under the SEPA. Subsequent to the effectiveness of this resale registration statement and through June 30, 2024, the Company sold a total of 498,125 Class A common shares for a total of $3.9 million in net proceeds, including 449,307 Class A common shares being sold in the quarter ending June 30, 2024 for net proceeds of $2.6 million.
Preferred Stock:
Under the terms of our articles of incorporation, our Board is authorized to issue up to 250 million shares of preferred stock in one or more series. As of June 30, 2024, 50 million shares of preferred stock are designated as shares of Series A preferred stock and approximately 4 million are designated as Series B preferred stock pursuant to a certificates of designation.
Series A Preferred Stock
As of June 30, 2024 and March 31, 2024, there were no shares of Series A preferred stock issued and outstanding, respectively.
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
Series B Preferred Stock:
The Series B preferred stock has various subclasses, however, the general rights, preferences, privileges and restrictions of these equity securities are described below. Each of the Series B preferred stock has a par value of $0.001 per share. The most significant difference in the various subclasses of the Series B preferred stock pertains to the conversion rate and the mandatory conversion periods, both of which are described below. During fiscal year 2024, the Company issued Series B preferred stock comprising subclasses No. 1 through No. 4 in the amounts of 3,768,995; 200,000; 20,000; and 6,932 shares, respectively. No additional Series B preferred stock has been issued in the current fiscal year.
On October 3, 2023, 3,768,995 shares of Series B-1 preferred stock converted into 172,574 shares of Class A common stock at a price per share of approximately $218.40. No other Series B preferred stock has converted through June 30, 2024.
As of June 30, 2024 and March 31, 2024, there were a total of 226,932 shares of Series B preferred stock, issued and outstanding, respectively.
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
Optional Conversion. The conversion price is determined generally based on a volume weighted price of the Class A common stock at the time the Series B preferred stock is issued. The conversion price for the various subclasses of Series B preferred stock ranged from $5.38 to $436.80 (the “Conversion Price”). Each share of Series B preferred stock is convertible at the option of the holder thereof into a number of shares of Class A common stock that is equal to $10.00 divided by Conversion Price then in effect as of the date of such notice (the “Conversion Rate”). The Conversion Price shall be subject to reset on certain dates (generally monthly) following the date of issuance of the Series B preferred stock, subject to adjustment, including the reset Conversion Price cannot adjust lower than 50% of the initial Conversion Price or generally, higher than the initial Conversion Price. Based on the shares of Series B preferred stock outstanding as of June 30, 2024, the maximum number of Class A common shares that can be issued upon conversion of the Series B preferred stock is 165,037 shares.
Mandatory Conversion. Each outstanding share of Series B preferred stock will automatically convert into a number of shares of Class A common stock (the “Mandatory Conversion”) at the Conversion Rate then in effect on the date that is the earliest to occur of: (a) 210 calendar days (for the Series B-1 preferred stock) and 60 months (for the other Series B preferred stock subclasses) after the Original Issue Date, subject to certain conditions, (b) if the conditions of clause (a) are not met on the date that is 210 calendar days (for the Series B-1 preferred stock) and 60 months (for the other Series B preferred stock subclasses) following the Original Issue Date, the first date thereafter on which any shares of Series B-1 preferred stock may be resold pursuant to Rule 144 under the Securities Act or the Resale Registration Statement has become effective and, applicable only to the Series B-1 preferred stock, (c) the one year anniversary of the Original Issue Date. The Series B-1 preferred stock shall not convert into Class A common stock to the extent such conversion would cause a holder to exceed 9.99% (the “Beneficial Ownership Limitation”) of the number of shares of the Class A common stock outstanding immediately after giving effect to conversion, while the other subclasses of the Series B preferred stock have a 4.99% Beneficial Ownership Limitation.
Redeemable Noncontrolling Interests:
Preferred Series A Subclass 0 Unit Accounts
The BCH Preferred A.0 receives a quarterly guaranteed payment calculated as 6% of the BCH Preferred A.0’s initial capital account balance on an annual basis, or 1.50% per fiscal quarter. The BCH Preferred A.0 does not receive any allocations of profits, except to recoup losses previously allocated. The guaranteed payment to BCH Preferred A.0 is not subject to available cash and has priority over all other distributions made by BCH. BCH and the holders of the BCH Preferred A.0 entered into an agreement to defer the guaranteed payment to November 15, 2024; provided that such a guaranteed payment may be made prior to November 15, 2024 if the Audit Committee of the Board of Directors determines that making such payment, in part or in full, would not cause Ben to incur a going concern issue. The guaranteed payment accrual totaled $42.0 million and $37.7 million as of June 30, 2024 and March 31, 2024, respectively, and is included in the accounts payable and accrued expenses line item of the consolidated statements of financial condition.
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
The following tables present a rollforward of the noncontrolling interests for the three months ended June 30, 2024 and 2023:

	Noncontrolling Interests
(Dollars in thousands)	Trusts	BCH Class S Ordinary	BCH Class S Preferred	FLP	BCH Preferred Series A.1	BCH Preferred Series C	Class A of CT	Total Noncontrolling Interests
Balance, March 31, 2024	$(165,712)	$—	$—	$—	$207,943	$—	$—	$42,231
Net loss	(526)	—	—	—	(7,187)	—	—	(7,713)
Reclass of distributions payable to noncontrolling interest holder	(225)	—	—	—	—	—	—	(225)
Balance, June 30, 2024	$(166,463)	$—	$—	$—	$200,756	$—	$—	$34,293

	Noncontrolling Interests
(Dollars in thousands)	Trusts	BCH Class S Ordinary	BCH Class S Preferred	FLP	BCH Preferred Series A.1	BCH Preferred Series C	Class A of CT	Total Noncontrolling Interests
Balance, March 31, 2023	$(118,299)	$52,560	$856	$—	$—	$205,759	$1,337	$142,213
Net loss	(13,866)	(29,365)	—	—	(674)	—	(647)	(44,552)
Reclass of BCH Preferred A.1 from temporary to permanent equity	—	—	—	—	699,441	—	—	699,441
Issuance of shares in connection with transactions closing post de-SPAC	133	—	—	—	—	—	—	133
Reclass of distributions payable to noncontrolling interest holder	(329)	—	—	—	—	—	—	(329)
Conversion of Class S Ordinary to Class A common	—	(3,884)	—	—	—	—	—	(3,884)
Deemed dividend for BCG Preferred Series B.2 Unit Accounts preferred return	—	—	—	—	(6,942)	—	—	(6,942)
Balance, June 30, 2023	$(132,361)	$19,311	$856	$—	$691,825	$205,759	$690	$786,080
Preferred Series A Subclass 1 Unit Accounts
The BCH Preferred A.1 unit accounts are issued by BCH and are non-participating and convertible on a dollar basis.
The weighted average preferred return rate for the three months ended June 30, 2024 and 2023 was approximately nil and 0.93%, respectively. No amounts have been paid to the BCH Preferred A.1 holders related to the preferred return from inception through June 30, 2024, and any amounts earned have been accrued and are included in the balance of redeemable noncontrolling interests presented on the consolidated statements of financial condition. As of June 30, 2024, approximately $106.1 million of preferred return related to the BCH Preferred A.1 has not been allocated to its holders due to insufficient income during those periods to fully satisfy the preferred return and will be allocable to the BCH Preferred A.1 holders in future quarterly periods to the extent that sufficient income, if any, is available for such allocation. In accordance with the BCH LPA, the preferred rate was waived and will not accrue from June 7, 2023 until December 31, 2024, except to the extent of allocations of income to the holders of the BCH Preferred A.1, in which event distributions may be requested by the holders of the BCH Preferred A.1, and if not requested, such amounts shall be accrued. In connection with the consummation of the Business Combination, the holders of the BCH Preferred A.1 agreed to significantly reduce the BCH Preferred A.1 return rate and also agreed to waive and defer the accrual of the preferred return as described above. In addition, until January 1, 2025, the hypothetical BCH Preferred A.1 capital account will only be increased to the extent there are allocations of income during such period. The agreement to waive and not accrue the Quarterly Preferred Series A.1 Return from the effective date of the BCH LPA until December 31, 2024 does not affect or waive any Quarterly Preferred Series A.1 Returns or hypothetical BCH Preferred A.1 capital account already accrued as of the effective date. Additionally, certain BCH Preferred A.1 holders agreed to be specially allocated any income or losses associated with the BMP Equity Incentive Plan, and certain other costs.
Beginning January 1, 2025, BCH Preferred A.1 may be converted into BCH Class S Ordinary Units at the election of the holder, subject to a 20% annual conversion limit through December 31, 2029 as set forth in the BCH LPA; provided, that if the conversion price for the BCH Preferred A.1 equals or exceeds $1,440 after January 1, 2025, the annual conversion limit shall no longer be applicable. Upon conversion, the holder shall be issued BCH Class S Ordinary Units in an amount equal to the capital account balance associated with the BCH Preferred A.1 being converted divided by a price equal to the average closing price of Class A common stock for the thirty (30) days preceding the applicable exchange date; provided, that from the effectiveness of the BCH LPA through December 31, 2027, such conversion price shall not be less than $840. The holder of such newly issued BCH Class S Ordinary Units may immediately convert them into Class A common stock.
The BCH LPA also includes certain limitations of BCH, without the consent of a majority-in-interest of the Preferred Series A Unit Account holders, to (i) issue any new equity securities, and (ii) except as otherwise provided, incur indebtedness that is senior to or pari passu with any right of distribution, redemption, repayment, repurchase or other payments relating to the Preferred Series A Unit Accounts or the Preferred Series B Unit Accounts. Further, BCH cannot, prior to the conversion of all the Preferred Series A Unit Accounts and the Preferred Series B Unit Accounts, incur any additional long-term debt unless (i) after giving effect to the incurrence of the new long-term debt on a pro forma basis, the sum of certain preferred stock, existing debt and any new long-term indebtedness would not exceed 55% of the BCH’s NAV plus cash on hand, and (ii) at the time of incurrence of any new long-term indebtedness, the aggregate balance of the BCH’s (including controlled subsidiaries) debt plus such new long-term debt does not exceed 40% of the sum of the NAV of the interests in alternative assets supporting the Collateral underlying the loan portfolio of BCH and its subsidiaries plus cash on hand at BCG, BCH and its subsidiaries. Upon the effectiveness of the 8th BCH LPA in June 2023, the redemption feature of the BCH Preferred A.1 was removed, which resulted in the BCH Preferred A.1 no longer being required to be presented in temporary equity.
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
Preferred Series C Subclass 1 Unit Accounts
On July 15, 2020, the Company entered into a Preferred Series C Unit Purchase Agreement (“UPA”) with GWG Holdings. Pursuant to the UPA, on July 10, 2023, the Preferred Series C Subclass 1 Unit Accounts of BCH (“BCH Preferred C.1”) automatically converted into 550,510 shares of Class A common stock at approximately $372.80 per share, which represents the volume-weighted average trading price of the Class A common stock for the 20 trading days following the closing of the Business Combination. The BCH Preferred C.1 were recorded in the consolidated statements of financial condition in the noncontrolling interest line item for periods presented prior to their conversion to Class A common stock.
Class S Ordinary Units
As of both June 30, 2024 and March 31, 2024, BCH, a subsidiary of Ben, had issued 67 thousand BCH Class S Ordinary Units which were all outstanding on each of the respective dates. The BCH Class S Ordinary Units participate on a pro-rata basis in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units have limited voting rights and do not entitle participation in the management of the Company’s business and affairs. At the election of the holder, the BCH Class S Ordinary Units are exchangeable quarterly for Class A common stock on a one-for-one basis. Each conversion also results in the issuance to Ben LLC of a BCH Class A Unit for each share of Class A common stock issued.
On June 8, 2023, 5,057 BCH Class S Ordinary Units ultimately converted into shares of Class A common stock on a one-to-one basis pursuant to the terms of the Exchange Agreement and the BCH LPA.
The BCH Class S Ordinary Units are recorded in the consolidated statements of financial condition in the noncontrolling interests line item.
Class S Preferred Units
The BCH Class S Preferred Units also participate on a pro-rata basis in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units are generally non-voting and do not entitle participation in the management of the Company’s business and affairs. The BCH Class S Preferred Units are entitled to a quarterly preferred return. In accordance with the 8th BCH LPA, the preferred rate was waived and will not accrue from June 7, 2023 until December 31, 2024, except to the extent of allocations of income to the holders of the BCH Class S Preferred Units. In connection with the consummation of the Business Combination, the holders of the BCH Preferred A.1 agreed to significantly reduce the BCH Class S Preferred Units preferred return rate and also agreed to waive and defer the accrual of the preferred return as described above. In addition, until January 1, 2025, the hypothetical BCH Class S Preferred Units capital account will only be increased to the extent there are allocations of income during such period. The agreement to waive and not accrue the Quarterly Class S Preferred Return from June 7, 2023 until December 31, 2024 does not affect or waive any Quarterly Class S Preferred Return or hypothetical BCH Class S Preferred capital account already accrued as of the effective date.
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
As of June 30, 2024 and March 31, 2024, a nominal number of shares of BCH Class S Preferred Units have been issued, respectively. Preferred return earned by the BCH Class S Preferred Units from inception in 2019 through June 30, 2024 is $0.2 million. No amounts have been paid to the BCH Class S Preferred Unit holders related to the preferred return from inception through June 30, 2024 and any amounts earned have been accrued and are included in the balance of BCH Class S Preferred Units presented on the consolidated statements of financial condition.

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
During the three months ended June 30, 2024 and 2023, there was no income allocated to the FLP Unit Accounts (Subclass 1 and 2). Annually, a true up of the quarterly allocations is required to match amounts allocated with annual earnings.
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
As a result of the consummation of the Business Combination, an adjustment to the carrying value of BCH’s assets of $321.9 million occurred. Pursuant to the BCH LPA, approximately 402,383 BCH Class S Ordinary Units would be issuable as a result of the carrying value adjustment. Additionally, subsequent to the Business Combination, additional carrying value adjustments occurred, and approximately 260,000 BCH Class S Ordinary Units would be issuable through June 30, 2024 as a result of such carrying value adjustments, subject to the Compensation Policy. Under the Compensation Policy, unless amended or waived, the number of BCH Class S Ordinary Units that may be issued in 2024 or any subsequent year in connection with the consummation of the Business Combination will be limited and require approval of the Board; provided that any such BCH Class S Ordinary Units that may not be issued in 2024 may be issued in subsequent years in accordance with the Compensation Policy. As of June 30, 2024, there has been no allocation of the carrying value adjustment among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts and no issuance of any BCH Class S Ordinary Units as a result of such adjustment.
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
During the three months ended June 30, 2024 and 2023, there was no income allocated to the FLP-3 Unit Accounts. The Company has not made any distributions related to income allocated to the FLP-3 Unit Accounts through June 30, 2024 and has accrued a liability of $0.9 million and included in the accounts payable and accrued expenses line item of the consolidated statements of financial condition as of June 30, 2024 and March 31, 2024.
Beneficiaries of the Customer ExAlt Trusts
The ultimate beneficiaries of the Customer ExAlt Trusts are the Charitable Beneficiaries, unrelated third-party charities, that are entitled to (i) either, depending on the applicable trust agreements, 2.5% of all distributions received by such Customer ExAlt Trusts or 5.0% of any amounts paid to Ben as payment on amounts due under each ExAlt Loan, (ii) for certain Customer ExAlt Trusts, approximately 10% of the amount of excess cash Collateral, if any, following the full repayment of an ExAlt Loan, and (iii) all amounts accrued and held at the Customer ExAlt Trusts once all amounts due to Ben under the ExAlt Loans and any fees related to Ben’s services to the Customer ExAlt Trusts are paid. The Charitable Beneficiaries’ account balances with respect to its interest in such Customer ExAlt Trusts cannot be reduced to below zero. Any losses allocable to the Charitable Beneficiaries in excess of their account balances are reclassified at each period end to the trusts’ deficit account. Additional Customer ExAlt Trusts are created arising from new liquidity transactions with customers. These new Customer ExAlt Trusts, which are consolidated by Ben, result in the recognition of additional noncontrolling interest representing the interests in these new Customer ExAlt Trusts held by the Charitable Beneficiaries. For the three months ended June 30, 2024 and 2023, nil and $0.1 million, respectively, of additional noncontrolling interests were recognized.
The interests of the Charitable Beneficiaries in the Customer ExAlt Trusts are recorded on the consolidated statements of financial condition in the noncontrolling interests line item.
Class A of CT Risk Management, L.L.C.
On April 1, 2022, a minority interest in the Class A membership of CT Risk Management, L.L.C. (“CT”), a consolidated VIE of Ben (as further discussed in Note 14), was sold for $2.4 million in cash to the third-party involved in the loan participation transaction described in Note 7. As a Class A member of CT, the holder is entitled to distributions first on a pro rata basis with other Class A members until the initial capital contributions are received and 2.0% of any amounts in excess of their capital contributions, to the extent such amounts are available. This interest is recorded on the consolidated statements of financial condition in the noncontrolling interests line item however, for both June 30, 2024 and March 31, 2024, the balance is nil.
11.    Net Income (Loss) per Share
Basic net income (loss) attributable to Beneficient per common share for the three months ended June 30, 2024 and 2023, is as follows:

(Dollars in thousands)	Three Months Ended June 30,
	2024	2023
Net income (loss)	$44,310	$(1,155,970)
Plus: Net loss attributable to noncontrolling interests	7,713	44,552
Less: Noncontrolling interest guaranteed payment	(4,356)	(4,105)
Net income (loss) attributable to Beneficient common shareholders	$47,667	$(1,115,523)
Net income (loss) attributable to Class A common shareholders	44,770	(1,013,454)
Net income (loss) attributable to Class B common shareholders	2,897	(102,069)

Basic weighted average of common shares outstanding
Class A	3,696,979	2,302,000
Class B	239,256	239,256

Basic net income (loss) attributable to Beneficient per common share
Class A	$12.11	$(440.25)
Class B	$12.11	$(426.61)

Diluted net income attributable to Beneficient per common share for the three months ended June 30, 2024, is as follows:

(Dollars in thousands)
Diluted income per share	Three Months Ended June 30, 2024
Net income attributable to Beneficient common shareholders - Basic	$47,667
Less: Net loss attributable to noncontrolling interests - Ben	(7,187)
Plus: Noncontrolling interest guaranteed payment	4,356
Net income attributable to Beneficient common shareholders - Diluted	$44,836

Basic weighted average of common shares outstanding (Class A and Class B)	3,936,235
Dilutive effect of:
Preferred Series B-1	165,151
Class S Ordinary	66,982
Class S Preferred	605
Preferred Series A Subclass 0	62,093,987
Preferred Series A Subclass 1	199,826,619
Restricted Stock Units	21,118
Diluted weighted average of common shares outstanding (Class A and Class B)	266,110,697

Diluted net income attributable to Beneficient per common share (Class A and Class B)	$0.17
For the quarter ended June 30, 2023, as the Company was in a net loss position, the diluted EPS calculation for the Beneficient common shareholders is the same as basic EPS per common share disclosed above for that period. Diluted EPS for the Class A shareholders is $(440.25) and diluted EPS for the Class B shareholders is $(426.61) for the three months ended June 30, 2023.
In computing diluted net loss per share, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted net loss per share calculation for the three months ended June 30, 2024 and 2023, were as follows:

	Shares
	Three Months Ended June 30,
	2024	2023
Class S Ordinary	—	68,900
Class S Preferred	—	605
Preferred Series A Subclass 0	—	32,060,425
Preferred Series A Subclass 1	—	112,360,624
Preferred Series C Subclass 1	—	550,510
Restricted Stock Units	129,002	99,581
Warrants	30,874,686	29,696,875
Total anti-dilutive shares	31,003,688	174,837,520
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
12.    Income Taxes
The components of income tax expense for the three months ended June 30, 2024 and 2023, were as follows:

(Dollars in thousands)	Three Months Ended June 30,
	2024	2023
Current expense
Federal	$28	$—

Deferred expense
Federal	—	—
Income tax expense	$28	$—
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
During the three months ended June 30, 2024 and 2023, the Company recognized expenses totaling $0.7 million and $0.7 million related to this services agreement, respectively. As of June 30, 2024 and March 31, 2024, $2.8 million and $2.7 million, respectively, was owed to Bradley Capital related to the ongoing aspects of this services agreement. In addition, prior to the Aircraft Sublease with Bradley Capital discussed below, we also reimbursed Bradley Capital for certain costs, including private travel, for our chief executive officer, including family members. As of June 30, 2024 and March 31, 2024, we have nil and $0.7 million accrued related to these reimbursements originating prior to the Aircraft Sublease. These amounts are reflected in the accounts payable and accrued expenses line item on the consolidated statements of financial condition. During the three months ended June 30, 2024, the Company paid $1.2 million related to previously accrued amounts owed under this services agreement.
In addition to the above, the Company incurred legal fees on behalf of Mr. Heppner under certain indemnification provisions. During the three months ended June 30, 2024 and 2023, these legal fees totaled approximately $1.2 million and $1.2 million, respectively. Substantially all of these legal fees have or are expected to be eligible for reimbursement by the directors and officers insurance carriers.
Aircraft Sublease with Bradley Capital
Effective January 1, 2022 and January 1, 2023, The Beneficient Company Group (USA), L.L.C. (“Beneficient USA”), a subsidiary of BCH, as sublessee, Bradley Capital, as sublessor, and BCG, solely as it relates to the guarantee it makes to Bradley Capital as set forth therein, entered into an Aircraft Sublease Agreement (the “Aircraft Sublease”). Pursuant to the Aircraft Sublease, Bradley Capital subleases the aircraft described therein, without a crew, to Beneficient USA for discrete periods of use. Beneficient USA is required to pay a quarterly rental of $1.4 million plus direct operating expenses incurred for Ben’s use of the aircraft. Bradley Capital is required to pay any other fixed and variable costs of operating the aircraft. Beneficient USA is also required to provide its own pilot(s) and crew, and Beneficient USA has entered into a separate Flight

Crew Services Agreement with an unrelated third-party to provide the qualified flight crew. The term of the Aircraft Sublease is one (1) year and may be terminated by either party upon three (3) days prior written notice and will automatically terminate upon the sale or similar disposition of the aircraft or the termination of the underlying lease agreement. Additionally, BCG agrees to unconditionally guarantee, for the benefit of Bradley Capital, all of the obligations of Beneficient USA to Bradley Capital under the Aircraft Sublease. The Aircraft Sublease expired on January 1, 2024.
During the three months ended June 30, 2023, BCH expensed $1.4 million in lease and direct operating expenses related to this agreement. No amounts have been paid to Bradley Capital related to the aircraft sublease through June 30, 2024. As of each of June 30, 2024 and March 31, 2024, $10.8 million of accrued costs related to the sublease is reflected in the accounts payable and accrued expenses line item on the consolidated statements of financial condition.
As discussed below, BHI, a Related Entity, entered into a Contribution Agreement with BCH and BCG pursuant to which BHI has agreed to reimburse BCG for a significant portion of the costs incurred by Beneficient USA under the Aircraft Sublease.
Relationship with Beneficient Holdings, Inc.
Beneficient USA, a subsidiary of BCH, entered into with BHI, a Related Entity, a Services Agreement effective July 1, 2017 (the “BHI Services Agreement”). BHI pays an annual fee of $30,000 to Ben for the provision of trust administration services for Related Entities and all trusts affiliated with its family trustee as that term is defined in the governing documents for a Related Entity. Beneficient USA also is required to provide any other services requested by BHI, subject to any restrictions in the operating agreement of BHI, at cost. The term of the BHI Services Agreement extends for the longer of (i) five years past the expiration or termination of the Bradley Capital Agreement, or (ii) seven years after the family trustee of the Related Entity is no longer a primary beneficiary of any trust affiliated with the family trustee. The Company recognized income during the three months ended June 30, 2024 and 2023, respectively, in accordance with the BHI Services Agreement.
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
Since June 30, 2021, additional net advances have been made by Highland to a Related Entity. As of June 30, 2024 and March 31, 2024, Highland Consolidated, L.P. had outstanding loans in the principal amount of $11.1 million and $11.5 million, respectively, with a Related Entity. Ben is not a party to these loans, nor has it secured or guaranteed the loans.
The Company incurred legal fees of approximately $0.5 million and $0.1 million on behalf of HCLP pursuant to the indemnification obligations under the HCLP credit agreements during the three months ended June 30, 2024 and June 30, 2023, respectively.
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
RROC’s purpose is to provide funding and operational support for the research activities conducted by the qualified charities. The funding received by RROC, from proceeds of trusts settled and funded by customers of Ben, may be used, in RROC’s discretion, to (i) provide appropriate facilities and properties for the charitable organizations to utilize as part of their charitable initiatives (those properties and facilities being owned by a Related Entity), and (ii) provide fee revenue to RROC. RROC is granted such rights and authority pursuant to trust instruments entered into between a customer and subsidiaries of Ben as well as an agreement with NPT. Ben’s subsidiaries provide financing to the Customer ExAlt Trusts and Ben is paid as an agent of the trustees for administrative services it provides to the trusts. Ben has certain outstanding payables, including accrued interest, to RROC and the Charitable Accounts (for the benefit of the Texas universities as discussed above) of $2.2 million and $2.2 million as of June 30, 2024 and March 31, 2024, respectively. There were no payments made during the three months ended June 30, 2024 and 2023. Due to changes in the Customer ExAlt Trust agreements, no incremental amounts are expected to be allocated to RROC or the Charitable Accounts other than those amounts already provided by certain prior trust agreements. During the three months ended June 30, 2023, the trust advisor to certain of the Customer ExAlt Trusts reassigned the beneficial interest held at NPT to the Kansas TEFFI Economic Growth Trust.
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

On January 20, 2022, BHF was formed as a Kansas nonprofit corporation to receive economic growth contributions pursuant to the TEFFI legislation. BHF is currently governed by an eight-member board of directors, six of whom are community leaders within the Hesston, Kansas community and two of whom are Ben employees or individuals otherwise affiliated with Ben. BHF is organized and operated exclusively for charitable and educational purposes within the meaning of Section 501(c)(3) of the Internal Revenue Code. Its purpose is to provide grants and other support to benefit growth, development and expansion of opportunities in rural Kansas communities with populations of 5,000 residents or less, including job and income growth, main street revitalization, educational facility improvements, construction and development, healthcare facility enhancements, senior facility improvements, and support for post-secondary institutions. BHF has the exclusive decision-making authority over all of the economic growth contributions it receives.
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
Ben has an outstanding payable to EGT of nil and $0.1 million as of June 30, 2024 and March 31, 2024, respectively. Ben paid $0.2 million and $0.4 million during the three months ended June 30, 2024 and 2023, respectively, related to allocable proceeds to Charitable Beneficiaries. Additionally, during the year ended March 31, 2023, Ben sold its Kansas properties to the EGT in exchange for a $1.4 million promissory note, which is in the other assets line items on the consolidated statements of financial condition as of June 30, 2024 and March 31, 2024.
Hicks Holdings, L.L.C.
Hicks Holdings, L.L.C., an entity associated with one of Ben’s current directors, is one of the owners and serves as the manager of a limited liability company (“SPV”). A Related Entity also has ownership in the SPV. The SPV holds BCH Preferred A.0 and BCH Preferred A.1 among its investment holdings.
Hicks Holdings Operating, LLC (“Hicks Holdings”), an entity associated with one of Ben’s current directors, directly owns BCH Preferred A.0, BCH Preferred A.1, BCH Class S Ordinary Units, BCH Class S Preferred Units and Class B common stock of Beneficient. Hicks Holdings was granted its BCH Preferred A.1 and BCH Class S Ordinary Units as compensation for services provided in 2018. Hicks Holdings was granted its BCH Preferred A.0 when a portion of the existing BCH Preferred A.1 converted to BCH Preferred A.0 in 2021. Hicks Holdings converted a portion of its existing BCH Preferred A.1 to BCG Class B Common Units in June 2023 in connection with the recapitalization of BCG described in Note 4. The total preferred equity of BCH, BCH Class S Preferred Units and BCH Class S Ordinary Units balance (based on their GAAP capital accounts) as of June 30, 2024 and March 31, 2024, was $27.0 million and $27.5 million, respectively. Hicks Holdings held 16,528 shares of Class B common stock as of June 30, 2024 and March 31, 2024.
The Company has outstanding payable amounts to Hicks Holdings related to the HH-BDH Credit Agreement totaling approximately $0.1 million as of June 30, 2024. No such amount was outstanding as of March 31, 2024.
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
Shared Services Agreement with GWG Holdings
On May 27, 2020, Ben and GWG Holdings (acting through a then constituted special committee of the Board of Directors of GWG Holdings) entered into a shared services agreement effective as of January 1, 2020 (the “Shared Services Agreement”). The term of the Shared Services Agreement had an initial term of one year from the effective date and renewed automatically for successive one-year terms. Due to the filing by GWG Holdings for reorganization under the Chapter 11 Bankruptcy Code in April 2022, neither party was authorized to terminate the Shared Services Agreement. The Shared Services Agreement terminated upon the effective of GWG Holdings’ bankruptcy plan on August 1, 2023. Pursuant to the Shared Services Agreement, GWG Holdings paid a quarterly fee to Ben for the provision of accounting and finance, general and administrative, human resources, sales administration and marketing, underwriting and risk management, information technology and legal services for GWG Holdings and its direct or wholly-owned subsidiaries. The total service fee for each quarter was determined in good faith by Ben on the final day of such quarter in accordance with the cost allocation methodology maintained on Ben’s books and records, which provided that, to the extent the Services were eligible for the “services cost method,” as defined in Treasury Regulation §1.482-9(b), the Service Fee shall be equal to the total costs incurred by Ben during each quarter in connection with Ben’s provision of the Services to GWG Holdings or its direct or indirect wholly-owned subsidiaries, and that the Service Fee for Services that are not eligible for the services cost method shall be determined by reference to the “cost of services plus method,” as defined in Treasury Regulation §1.482-9(e).
During the three months ended June 30, 2023, GWG Holdings paid approximately $1.4 million to Ben under the Shared Services Agreement. Concurrent with the termination of the Shared Services Agreement on August 1, 2023, all receivables and the related allowance pertaining to amounts owed under the Shared Services Agreement were written off.
Consulting agreements with certain board members
During fiscal 2024, the Company entered into consulting agreements with certain non-management board members. Pursuant to the consulting agreements, Thomas O. Hicks, Richard W. Fisher and Bruce W. Schnitzer agreed to mentor, advise and support Beneficient and its related entities regarding its business of providing services, insurance, liquidity and financing for alternative asset holders and each receive an annual cash fee of $150,000 per year. Such consulting fee is in addition to the annual cash retainer these board members receive under the director compensation program. The consulting agreements have an initial term of one (1) year and automatically renew for successive one (1) year terms unless sooner terminated in accordance with their terms. In the event the initial or any renewal term is terminated before it expires due to a removal or because Messrs. Hicks, Fisher and Schnitzer is not re-elected or re- appointed, in each case without cause (as defined in the consulting agreement), the annual consulting fee will continue to be paid through the end of the initial or renewal term, as applicable. For each consulting agreement, the associated expense is recognized ratably each month over the annual term.
Mr. Fisher retired from our Board effective March 15, 2024 and thus his above referenced consulting agreement terminated during fiscal 2024. Following his resignation, Mr. Fisher has agreed to continue to serve as a consultant to the Company. In connection with such role, Mr. Fisher will receive an annual payment of $50,000, with such amount to be paid in the Company’s Class A common stock.

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
CT is considered a VIE as the at-risk equity holder, BFF, does not have all of the characteristics of a controlling financial interest due to BFF’s receipt of returns being limited to its initial investment in CT. The Company concluded that BFF is the primary beneficiary of CT as BFF has the power to direct the most significant activities and has an obligation to absorb potential losses of CT. Accordingly, the results of CT are included in the Company’s consolidated financial statements.
As of June 30, 2024 and March 31, 2024, the consolidated statements of financial condition include assets of this consolidated VIE with a carrying value of nil. For three months ended June 30, 2023, the Company recorded losses of $2.3 million, of which approximately $1.7 million is attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction, which is reported in the gain (loss) on financial instruments, net line item of the consolidated statements of comprehensive income (loss). No options were held as of June 30, 2024.
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

The consolidated statements of financial condition include the following amounts from these consolidated VIEs as of the dates presented:

(Dollars in thousands)	June 30, 2024	March 31, 2024
Assets:
Cash and cash equivalents	$1,244	$963
Restricted cash	314	64
Investments, at fair value	331,367	329,113
Other assets	34	30
Total Assets of VIEs	$332,959	$330,170

Liabilities:
Accounts payable and accrued expense	$1,823	$1,670
Other liabilities	19	109
Total Liabilities of VIEs	$1,842	$1,779

Equity:
Treasury stock	$(3,444)	$(3,444)
Noncontrolling interests	(166,463)	(165,712)
Accumulated other comprehensive income	255	276
Total Equity of VIEs	$(169,652)	$(168,880)
The consolidated statements of comprehensive income (loss) for the periods presented include the following amounts from these consolidated VIEs.

	Three Months Ended June 30,
	2024	2023
(Dollars in thousands)
Revenues
Investment income, net	$11,028	$500
Loss on financial instruments, net	(1,175)	(1,803)
Interest and dividend income	—	8
Total revenues	9,853	(1,295)

Operating expenses
Interest expense	—	1,874
Provision for credit losses	522	—
Professional services	622	1,261
Other expenses	121	357
Total operating expenses	1,265	3,492
Net income (loss)	$8,588	$(4,787)
Net loss attributable to noncontrolling interests	$(526)	$(13,866)

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

The following tables include the results of each of the Company’s reportable segments reconciled to the consolidated financial statements (in thousands):

	Three Months Ended June 30, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income, net	$—	$—	$11,028	$—	$—	$11,028
Loss on financial instruments, net	—	—	(1,175)	(8)	—	(1,183)
Interest income	—	—	—	12	—	12
Trust services and administration revenues	—	189	—	—	—	189
Other income	—	—	—	—	—	—

Intersegment revenues
Interest income	10,849	—	—	—	(10,849)	—
Trust services and administration revenues	—	5,193	—	—	(5,193)	—
Total revenues	10,849	5,382	9,853	4	(16,042)	10,046

External expenses
Employee compensation and benefits	430	356	—	3,064	—	3,850
Interest expense	3,081	—	—	1,207	—	4,288
Professional services	474	396	622	4,052	—	5,544
Provision for credit losses	—	—	522	2	—	524
Loss on impairment of goodwill	—	3,129	—	265	—	3,394
Release of loss contingency related to arbitration award	—	—	—	(54,973)	—	(54,973)
Other expenses	451	214	120	2,296	—	3,081

Intersegment expenses
Interest expense	—	—	34,799	—	(34,799)	—
Provision for credit losses	6,927	—	—	—	(6,927)	—
Other expenses	—	—	3,419	—	(3,419)	—
Total expenses	11,363	4,095	39,482	(44,087)	(45,145)	(34,292)

Operating income (loss)	$(514)	$1,287	$(29,629)	$44,091	$29,103	$44,338

	Three Months Ended June 30, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income, net	$—	$—	$500	$—	$—	$500
Loss on financial instruments, net	—	—	(1,803)	(1,658)	—	(3,461)
Interest income	—	—	8	108	—	116
Trust services and administration revenues	—	8	—	94	—	102

Intersegment revenues
Interest income	12,007	—	—	—	(12,007)	—
Trust services and administration revenues	—	6,568	—	—	(6,568)	—
Total revenues	12,007	6,576	(1,295)	(1,456)	(18,575)	(2,743)

External expenses
Employee compensation and benefits	2,493	560	—	32,770	—	35,823
Interest expense	758	—	1,874	1,152	—	3,784
Professional services	633	501	1,261	7,978	—	10,373
Loss on impairment of goodwill	901,000	195,305	—	—	—	1,096,305
Other expenses	654	207	356	5,725	—	6,942

Intersegment expenses
Interest expense	—	—	29,780	—	(29,780)	—
Provision for loan losses	9,495	—	—	—	(9,495)	—
Other expenses	—	—	3,844	—	(3,844)	—
Total expenses	915,033	196,573	37,115	47,625	(43,119)	1,153,227

Operating income (loss)	$(903,026)	$(189,997)	$(38,410)	$(49,081)	$24,544	$(1,155,970)

	As of June 30, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
Loans to Customer ExAlt Trusts, net	$255,858	$—	$—	$—	$(255,858)	$—
Investments, at fair value	—	—	331,367	—	—	331,367
Other assets	2,310	21,884	19,362	9,250	(36,181)	16,625
Goodwill and intangible assets, net	—	7,767	—	5,545	—	13,312
Total Assets	$258,168	$29,651	$350,729	$14,795	$(292,039)	$361,304

	As of March 31, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
Loans to Customer ExAlt Trusts, net	$256,184	$—	$—	$—	$(256,184)	$—
Investments, at fair value	—	—	329,113	6	—	329,119
Other assets	5,814	20,398	19,467	12,510	(35,513)	22,676
Goodwill and intangible assets, net	—	10,896	—	5,810	—	16,706
Total Assets	$261,998	$31,294	$348,580	$18,326	$(291,697)	$368,501

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
The portfolio of alternative assets covers the following industry sectors and geographic regions for the periods shown below (dollar amounts in thousands):

	June 30, 2024		March 31, 2024
Industry Sector	Value	Percent of Total	Value	Percent of Total
Food and staples retailing	$66,516	22.3%	$41,721	14.2%
Software and services	41,935	14.1	42,908	14.6
Utilities	28,656	9.6	28,768	9.8
Diversified financials	23,386	7.9	30,297	10.3
Energy	19,796	6.6	19,930	6.8
Capital goods	15,337	5.1	23,146	7.9
Health care equipment and services	16,155	5.4	16,520	5.6
Semiconductors and Semiconductor Equipment	12,090	4.1	16,144	5.5
Other(1)	74,017	24.9	74,482	25.3
Total	$297,888	100.0%	$293,916	100.0%

(1)	Industries in this category each comprise less than 5 percent. Semiconductors and Semiconductor Equipment is shown separately as it comprised greater than 5 percent in the prior period.

	June 30, 2024		March 31, 2024
Geography	Value	Percent of Total	Value	Percent of Total
North America	$150,944	50.7%	$164,205	55.9%
South America	68,284	22.9	43,543	14.8
Asia	43,265	14.5	49,385	16.8
Europe	34,695	11.6	35,870	12.2
Africa	700	0.3	913	0.3
Total	$297,888	100.0%	$293,916	100.0%
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
Lease Commitments
The Company operates on a month-to-month rental basis for its office premises. The Company also subleased an aircraft under the Aircraft Sublease, which expired on January 1, 2024, with Bradley Capital as discussed in Note 13. Rental expense for our premises and for the Aircraft Sublease for the three months ended June 30, 2024 and 2023, totaled $0.1 million and $1.7 million, respectively.
Unfunded Capital Commitments
The Customer ExAlt Trusts had $47.2 million and $47.8 million of potential gross capital commitments as of June 30, 2024 and March 31, 2024, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The Customer ExAlt Trusts holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained, in some instances, by certain of the Customer ExAlt Trusts created at the origination of each trust for up to $0.1 million. To the extent that the associated Customer ExAlt Trust cannot pay the capital funding commitment, Ben is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Ben to the Customer ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves held by the associated Customer ExAlt Trusts are added to the ExAlt Loan balance between Ben and the Customer ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.

Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. The majority, or 90%, of our portfolio with an unfunded commitment has a vintage of 2012 and prior. As the vintages continue to age, a cash requirement becomes less likely. We consider the creditworthiness of the investment on a case-by-case basis. At June 30, 2024 and March 31, 2024, there were no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.
Legal Proceedings
Paul Capital Advisors Lawsuit
On February 18, 2022, Paul Capital Advisors (“PCA”) filed a lawsuit against MHT, Ben, and two trust advisors (the “Trust Advisors”), Murray Holland (part-owner of MHT and who served as the President and CEO of GWG Holdings beginning in mid-2019 through November 2022) and James Turvey (an employee of Ben). While Ben was named as a defendant, PCA did not assert claims against or seek relief from Ben but instead only sought the removal and replacement of the Trust Advisors. The lawsuit concerns a set of transactions that utilized a trust structure with MHT as the sole beneficiary.
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
Equity Awards Arbitration
On December 16, 2022, a former member of the Board of Directors of Beneficient Management, LLC (the “Claimant”) initiated a private arbitration in the International Court of Arbitration of the International Chamber of Commerce, challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The Claimant sought total damages of $36.3 million plus attorney’s fees and punitive damages. On April 23, 2024, the sole arbitrator held that in terminating the Claimant’s equity awards, the Company had breached its contractual obligations, and as a result, awarded the Claimant $55.3 million in compensatory damages, including pre-judgment interest, plus post-judgment interest (the “Arbitration Award”). Neither attorneys’ fees nor punitive damages were awarded to the Claimant. The Company was also asked to pay arbitration-related costs in the amount of approximately $0.1 million. The Company recorded a loss related to the Arbitration Award in the year ended March 31, 2024 statement of comprehensive income (loss) in the amount of $55.0 million. The liability associated with the Arbitration Award was reflected in the accounts payable and accrued expenses line item in the March 31, 2024 consolidated statement of financial condition.

On July 29, 2024, the Texas State District Court, Dallas County 134th Judicial District (the “Texas District Court”) entered an order vacating the Arbitration Award in its entirety. The Texas District Court directed the parties to file motions requesting any further relief that may be available within twenty days of the order. The Company intends to vigorously defend itself in the event the Claimant seeks any additional relief in connection with the order.
As a result of the order, during the three-months ended June 30, 2024, the Company released the liability associated with the Arbitration Award, which resulted in the release of the previously recognized loss contingency accrual in the amount of $55.0 million being reflected in the June 30, 2024 statement of comprehensive income (loss).
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
On August 16, 2023, Thomas Horton and Frank Moore, in their capacities as the Lead Plaintiffs in the Bayati Action, filed a notice regarding the confirmation of the Debtors’ Chapter 11 plan in the GWG bankruptcy, a motion seeking to lift the bankruptcy stay and a motion to consolidate the Bayati and Horton Actions. On September 12, 2023, the court entered an order consolidating the Bayati and Horton Actions. The court ordered that the consolidated action shall bear the caption “In re GWG Holdings, Inc. Securities Litigation.” The court lifted the bankruptcy stay and ordered the Lead Plaintiffs to file a new consolidated complaint within 20 days.
On October 2, 2023, the Lead Plaintiffs filed a Consolidated Class Action Complaint against the Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer, Murray T. Holland, Timothy L. Evans, David H. de Weese, Roy W. Bailey, David F. Chavenson, and Whitley Penn LLP, alleging Securities Act violations arising out of the Offering. The complaint alleges that the individual defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act, and further alleges that the Company violated Section 15 of the Securities Act. The Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer (the “Ben Individual Defendants”) filed a motion to dismiss the complaint on November 7, 2023. On January 4, 2024, defendants Murray Holland, Tim Evans, Roy Bailey, Whitley Penn, David Chavenson and David H. de Weese filed motions to dismiss. The Lead Plaintiffs’ responded to the various motions to dismiss on February 20, 2024, and the defendants (other than Whitley Penn) filed replies in support of the motions to dismiss on March 21, 2024. The Company and the Ben Individual Defendants intend to vigorously defend themselves in the litigation.
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
More specifically, such challenged transactions relate to (i) GWG’s purchase of $10 million of equity in the Company on June 12, 2019, (ii) GWG’s commitment on May 31, 2019 to loan trusts affiliated with the Company $65 million that GWG funded in two tranches ($50 million on June 3, 2019 and $15 million on November 22, 2019) and the repayment of such loan, (iii) GWG’s capital contribution to the Company of $79 million on December 31, 2019, (iv) approximately $145 million in capital contributions by GWG to the Company pursuant to a Preferred Series C Unit Purchase Agreement, and (v) the Company’s ultimate decoupling from GWG. Additionally, the LT Complaint seeks to void the debts owed by the Company to HCLP. The LT Complaint seeks to, among other things, void certain of the transactions and/or recover damages, attorney’s fees and expenses, pre-judgment and post-judgment interest. The LT Complaint does not purport to estimate the damages sought. The Company, its affiliates and its officers and directors intend to vigorously defend themselves against these claims.
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
18.    Supplemental Cash Flow Information
Cash paid for taxes for the three months ended June 30, 2024 and 2023 was de minimis. Cash paid for interest for the three months ended June 30, 2024 and 2023, was $1.0 million and nil, respectively.
Supplemental disclosure of noncash investing and financing activities include:
Three Months Ended June 30, 2024:
–$4.4 million accrual for BCH Preferred A.0 guaranteed payment.
–$0.9 million settlement of liability for issuance of Class A common stock.
–$0.2 million of distributions payable to the Charitable Beneficiaries.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of financial condition and that are shown in the consolidated statements of cash flows:

	June 30, 2024	March 31, 2024
Cash and cash equivalents	$4,399	$7,913
Restricted cash	314	64
Total cash, cash equivalents and restricted cash	$4,713	$7,977

19.    Subsequent Events
The Company has evaluated subsequent events through the date the financial statements were available to be issued, and determined that there have been no events, other than those disclosed below, that have occurred that would require adjustments to our disclosures in the consolidated financial statements.
Securities Purchase Agreement
On August 6, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Yorkville, pursuant to which the Company agreed to issue and sell to Yorkville, convertible debentures in an aggregate principal amount of up to $4.0 million (the “Convertible Debentures”) and warrants (the “Warrants”) to purchase up to 1,325,382 shares of the Company’s Class A common stock, par value $0.001 per share (the “Common Stock”), at an exercise price of $2.63. The Company issued $2.0 million in aggregate principal amount of Convertible Debentures and Warrants to purchase up to 662,691 shares of Common Stock upon signing of the Securities Purchase Agreement, and the Company will issue the additional Convertible Debentures and Warrants on or before the first business day after the date the registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of the Common Stock underlying the Convertible Debentures and Warrants is declared effective by the SEC. The Convertible Debentures do not bear interest, subject to a potential increase to 18.0% per annum upon the occurrence of certain events of default, mature on February 6, 2025, and may be redeemed at a premium any time prior to maturity at the Company’s election, subject to conditions. The Convertible Debentures will be issued at an original issue discount of 10%.
Potential Future Goodwill Impairment
Through the date of this report, the Company has not experienced any further significant sustained decline in the price of its common stock from the values at June 30, 2024 of $2.22. Significant sustained declines in our common stock and related market capitalization have in the past been triggering events requiring interim goodwill impairment testing. In the future, should we experience a significant sustained decrease in the Company’s common stock from the June 30, 2024 values, this may be a potential indicator that a portion of our remaining goodwill is impaired and may require a quantitative impairment assessment of the Company’s assets, including goodwill and intangible assets, which may result in an additional impairment charge in a future period. While management cannot predict if or when additional future goodwill impairments may occur, additional goodwill impairments could have material adverse effects on the Company’s financial condition, operating income, net assets, and/or the Company’s cost of, or access to, capital.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with “Cautionary Note Regarding Forward-Looking Statements,” and the accompanying consolidated financial statements and notes thereto of Beneficient (f/k/a The Beneficient Company Group, L.P.) set forth in Part I, Item I of this Quarterly Report on Form 10-Q and our March 31, 2024 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 9, 2024 (“Annual Report”). This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Except as otherwise required by the context, references to the “Company,” “Ben,” “we,” “us,” “our,” and “our operating subsidiaries,” are to Beneficient, a Nevada corporation and its consolidated subsidiaries (but excluding the Customer ExAlt Trusts as defined below). References to “BCG,” “Ben,” “we,” “us,” “our,” and similar terms, prior to the effective time of the Conversion, refer to the registrant when it was a Delaware limited partnership and such references following the effective time of the Conversion, refer to the registrant in its current corporate form as a Nevada corporation called “Beneficient.” All references to “Beneficient” refer solely to Beneficient, a Nevada corporation, “BCG” refer solely to The Beneficient Company Group, L.P., and all references to “BCH” refer solely to Beneficient Company Holdings, L.P., a subsidiary of BCG.
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
Overview
We are a technology-enabled financial services company that provides simple, rapid, and cost-effective liquidity solutions and related trustee, custody, and trust administration services to participants in the alternative assets industry. Through our business line operating subsidiaries (each a “Ben Business Unit” and collectively, the “Ben Business Units”), Ben Liquidity, Ben Custody, and Ben Markets, we seek to provide solutions in the alternative asset investment market for individual and institutional investors, general partners and sponsors (“GPs”) and the alternative asset funds they manage (“Customers”). Following receipt of regulatory approval, our Ben Business Units are expected to include an additional business line, Ben Insurance Services. Our products and services are designed to meet the unmet needs of mid-to-high net worth (“MHNW”) individual investors, small-to-midsize institutional (“STMI”) investors, family offices (“FAMOs”) and GPs, which collectively are our Customers.
Currently, our primary operations relate to our liquidity, primary capital, trustee, custody and alternative asset trust administration products and services through Ben Liquidity, L.L.C. and its subsidiaries (collectively, “Ben Liquidity”) and Ben Custody, L.L.C. and its subsidiaries (collectively, “Ben Custody”), respectively.
Through Ben Liquidity, we finance liquidity and primary capital transactions for our Customers using a proprietary trust structure we implement for our Customers (we refer to such trusts collectively as the “Customer ExAlt Trusts”). The Customer ExAlt Trusts facilitate the exchange of a Customer’s alternative assets or to fulfill a Customer’s primary capital needs for consideration using a proprietary financing structure (such structure and related process, the “ExAlt PlanTM”). In the ExAlt PlanTM financings, a subsidiary of Ben Liquidity, Beneficient Fiduciary Financial, L.L.C. (“BFF”), a Kansas based trust company that provides fiduciary financing to fidfin trusts, makes loans (each, an “ExAlt Loan”) to certain of the Customer ExAlt Trusts, which in turn employ a portion of the loan proceeds to acquire and deliver agreed upon consideration to the Customer in exchange for their alternative assets or to fulfill their primary capital needs. Since becoming a public company, we have also offered shares of our Class A common stock or convertible preferred stock in financings as consideration for the Customer ExAlt Trusts to meet capital calls or make other capital contributions in alternative asset funds. BFF is chartered as a Kansas Technology Enabled Fiduciary Financial Institution (“TEFFI”) under the Technology-Enabled Fiduciary Financial Institution Act (the “TEFFI Act”) and regulated by the Kansas Office of the State Bank Commissioner (the “OSBC”). Only BFF, our subsidiary, is regulated by the OSBC. The OSBC does not regulate the entirety of Ben. Ben Liquidity generates interest and fee income earned in connection with the ExAlt Loans, which are collateralized by a portion of the cash flows from the exchanged alternative assets (the “Collateral”). While the ExAlt Loans and the related interest and fee income and provision for credit losses are eliminated upon consolidation of the Customer ExAlt Trusts solely for financial reporting purposes, such amounts directly impact the allocation of income (loss) to Ben’s and BCH’s equity holders.
Through Ben Custody, we currently provide an extensive line of trustee and custody services, alternative asset trust administration and data management services to the trustees of the Customer ExAlt Trusts and other Customers through BFF, and other of our subsidiaries, for fees payable quarterly.
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
While Ben’s financial products and services are presently primarily offered through Ben Liquidity and Ben Custody, Ben plans to expand its capabilities under Ben Custody and provide additional products and services through Ben Insurance, L.L.C. and its subsidiaries (collectively, “Ben Insurance Services”) and Ben Markets L.L.C., including its subsidiaries (“Ben Markets”) in the future. Ben Insurance Services plans to provide insurance products and services to certain “affiliates” (as defined in the Kansas Captive Insurance Act), including the Customer ExAlt Trusts, custody accounts and other trusts for which BFF serves as trustee or custodian, to cover risks attendant to the ownership, management and transfer of alternative assets and financings related to alternative asset transactions. Our subsidiary, Beneficient Insurance Company, L.L.C. (“BIC”), has filed an application for an insurance charter with the Commissioner of Insurance of the State of Kansas. Additionally, BIC’s wholly-owned subsidiary, PEN Indemnity Insurance Company, LTD. (“PEN”) has been registered and licensed as a Class 3 insurer with the Bermuda Monetary Authority under the Bermuda Insurance Act of 1978, and Ben Insurance Services plans to seek approval from the Bermuda authorities for PEN to become operational. Pending approval from the Bermuda authorities, PEN would advise on, retrocede and re-insure policies consistent with those policies underwritten domestically by BIC.
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
The Customer ExAlt Trusts’ earnings on alternative assets support the repayment of the ExAlt Loans plus any related interest and fees. For financial reporting purposes, even though they are not legally owned by Ben, the Customer ExAlt Trusts are required to be consolidated subsidiaries of Ben under accounting principles generally accepted in the United States (“U.S. GAAP”). As a result, Ben Liquidity’s ExAlt Loans and related interest and fee income and provision for credit losses and Ben Custody’s fee income are eliminated in the presentation of our consolidated financial statements solely for financial reporting purposes; however, such amounts directly impact the allocation of income (loss) to Ben’s or BCH’s equity holders.
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
•Ben Liquidity is our primary business line and offers Ben’s alternative asset liquidity and fiduciary financing products and primary capital products through Ben AltAccess.
•Ben Custody addresses the administrative and regulatory burden of holding alternative assets by offering trustee, custody and alternative asset trust administration support services to trustees of the Customer ExAlt Trusts, including BFF, and also offers document custodian services to Customers.
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
Our Ben Liquidity and Ben Custody business segments, which relate to our current operating subsidiaries that are owned by the holders of equity in the Company (including BCH), recognize revenue through (i) interest income on ExAlt Loans made to the Customer ExAlt Trusts in connection with our liquidity transactions for Customers, (ii) fee income billed at closing, but recognized as revenue ratably over the expected life of the alternative asset, for each liquidity transaction with Customers for services including access to and use of the AltAccess platform, transfer of the alternative assets, and delivery of the consideration to the client, and (iii) recurring fee income recognized each period for providing services including trustee, custody, and trust administration of the Customer ExAlt Trusts while they hold investments. Ben Liquidity and Ben Custody revenue recognized for the three months ended June 30, 2024 and 2023 is as follows:
a.Ben Liquidity recognized $10.8 million and $12.0 million in interest income during the three months ended June 30, 2024 and 2023, respectively.
b.Ben Custody recognized $5.4 million and $6.6 million in trust services and administration revenues during the three months ended June 30, 2024 and 2023, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods.
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

(in thousands)	Three Months Ended June 30,
	2024	2023
Operating income (loss)*
Ben Liquidity	$(514)	$(903,026)
Ben Custody	1,287	(189,997)
Corporate & Other	44,091	(49,081)
Less: Income tax expense	(28)	—
Less: Net loss attributable to noncontrolling interests – Ben	7,187	30,686
Less: Noncontrolling interest guaranteed payment	(4,356)	(4,105)
Net income (loss) attributable to common shareholders	$47,667	$(1,115,523)
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
Noncontrolling Interests
The consolidated financial statements of Ben include the accounts of Ben, its wholly-owned and majority-owned subsidiaries, certain VIEs, in which the Company is the primary beneficiary, and certain noncontrolling interests. The noncontrolling interests reflected in our consolidated financial statements represent the portion of BCH’s limited partnership interests or interests in the Customer ExAlt Trusts that are held by third parties. Amounts are adjusted by the noncontrolling interest holder’s proportionate share of the subsidiaries’ earnings or losses each period and for any distributions that are paid. The portion of income allocated to owners other than the Company is included in “net attributable to noncontrolling interests” in the consolidated statements of comprehensive income (loss). Our primary noncontrolling interests are described in Part II, Item 7 to our Annual Report.
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
On various dates starting on October 2, 2023 through June 30, 2024, Yorkville purchased a total of 498,125 shares of Class A common stock for at a weighted average price of $7.77 per share pursuant to the terms of the SEPA. Sales proceeds through June 30, 2024, were approximately $3.9 million under the terms of the SEPA. During the quarter ended June 30, 2024, the Company sold 449,125 shares of Class A common stock for approximately $2.6 million. Such issuances were in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(b) promulgated thereunder.
As of the date of this Quarterly Report on Form 10-Q, the Company had offered and sold 503,827 shares on Class A common stock to Yorkville pursuant to the SEPA, including the shares issued for the Commitment Fee.
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
Recent Equity Issuances
On April 9, 2024 and June 21, 2024, respectively, the Company issued 11,354 shares and 3,431 shares of Class A common stock of the Company to a consultant of the Company. The issuance of the Class A common stock pursuant to these transactions was not registered under the Securities Act and each was issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
On May 9, 2024, the Company issued 114,343 shares of Class A common stock of the Company to a vendor of the Company. The issuance of the Class A common stock pursuant to this transaction was not registered under the Securities Act and was issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
On each of October 2, 2023; October 4, 2023; February 26, 2024; March 11,2024; May 3, 2024; May 6, 2024; May 7, 2024; May 13, 2024 and June 12, 2024; Yorkville purchased 250; 6,250; 8,938; 33,379; 200,000; 74,260; 14,053; 60,994 and

100,000 shares of Class A common stock for prices of $191.41; $101.24; $15.52; $14.90; $7.18; $5.82; $5.82; $4.85 and $3.09 per share, respectively, pursuant to the terms of the SEPA. Sales proceeds for these equity sales under the terms of the SEPA were approximately $3.9 million. Such issuances were in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.
Equity Awards Arbitration
On December 16, 2022, a former member of the Board of Directors of Beneficient Management, LLC (the “Claimant”) initiated a private arbitration in the International Court of Arbitration of the International Chamber of Commerce, challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The Claimant sought total damages of $36.3 million plus attorney’s fees and punitive damages. On April 23, 2024, the sole arbitrator held that in terminating the Claimant’s equity awards, the Company had breached its contractual obligations, and as a result, awarded the Claimant $55.3 million in compensatory damages, including pre-judgment interest, plus post-judgment interest (the “Arbitration Award”). Neither attorneys’ fees nor punitive damages were awarded to the Claimant. The Company was also asked to pay arbitration-related costs in the amount of approximately $128,850. The Company recorded a loss related to the Arbitration Award in the year ended March 31, 2024 statement of comprehensive income (loss) in the amount of $55.0 million.
On July 29, 2024, the Texas District Court entered an order vacating the Arbitration Award in its entirety. The Texas District Court directed the parties to file motions requesting any further relief that may be available within twenty days of the order. The Company intends to vigorously defend itself in the event the Claimant seeks any additional relief in connection with the order.
As a result of the order, during the three-months ended June 30, 2024, the Company released the liability associated with the Arbitration Award, which resulted in a release of the previously recognized loss contingency accrual in the amount of $55.0 million being reflected in the June 30, 2024 statement of comprehensive income (loss).
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
Securities Purchase Agreement
On August 6, 2024, the Company, entered into a securities purchase agreement (the “Purchase Agreement”) with Yorkville, in connection with the issuance and sale by the Company of convertible debentures (the “Convertible Debentures”) issuable in an aggregate principal amount of up to $4 million, which will be convertible into shares of the Company’s Class A common stock (as converted, the “Conversion Shares”). Yorkville purchased and the Company issued $2 million in aggregate principal amount of Convertible Debentures upon the signing the Purchase Agreement (the “First Closing”). Yorkville will purchase and the Company will issue an additional $2 million in aggregate principal amount of Convertible Debentures on or before the first business day after the date the registration statement with the SEC registering the resale of the Conversion Shares and the Warrant Shares (as defined below) is declared effective by the SEC (the “Second Closing”). Contemporaneously with the execution and delivery of the Purchase Agreement, certain of the Company’s subsidiaries entered into a global guaranty agreement in favor of Yorkville with respect to the Company’s obligations under the Purchase Agreement, the Convertible Debentures and the Yorkville Warrants (as defined below).

The Convertible Debentures do not bear interest, subject to a potential increase to 18.0% per annum (or the maximum amount permitted by applicable law) upon the occurrence of certain events of default. The Convertible Debentures will mature on February 6, 2025 and will result in gross proceeds to the Company of approximately $3.6 million. The Convertible Debentures will be issued at an original issue discount of 10%. The Company will be required to make monthly cash payments of principal in the amount of $1.3 million (or such lesser amount as may then be outstanding) plus all accrued and unpaid interest as of such payment. Such payments will commence 30 days following the Second Closing and will continue on a monthly basis thereafter until the Convertible Debentures are repaid in full, subject to certain conditions as described in the Convertible Debentures.
The Convertible Debentures are convertible at the option of the holder into Class A common stock equal to the applicable Conversion Amount (as in the Convertible Debenture) divided by $3.018 (the “Conversion Price”). The maximum amount of shares issuable upon conversion of the Convertible Debentures is 1,325,382.
The Convertible Debentures provide the Company, subject to certain conditions, with an optional redemption right pursuant to which the Company, upon 10 trading days’ prior written notice to Yorkville (the “Redemption Notice”), may redeem in cash, in whole or in part, all amounts outstanding under the Convertible Debentures prior to the maturity date; provided that the volume weighted average price on the date such Redemption Notice is delivered is less than the Conversion Price at the time of the Redemption Notice. The redemption amount shall be equal to the outstanding principal balance being redeemed by the Company, plus the redemption premium of 10% of the principal amount being redeemed, plus all accrued and unpaid interest in respect of such redeemed principal amount.
Additionally, pursuant to the terms of the Purchase Agreement, the Company agreed to issue to Yorkville warrants (each, a “Yorkville Warrant” and together, the “Yorkville Warrants”) to purchase up to 1,325,382 shares of Class A common stock at an exercise price of $2.63, which shall be exercisable into Class A common stock for cash (collectively, the “Warrant Shares”). At the First Closing, the Company issued a Yorkville Warrant to Yorkville to purchase up to 662,691 shares of Class A common stock, and at the Second Closing, the Company will issue an additional Yorkville Warrant to Yorkville to purchase up to 662,691 shares of Class A common stock.
In connection with the Purchase Agreement, the Company entered into a registration rights agreement with Yorkville, pursuant to which the Company is required to, within 30 calendar days of the August 6, 2024, file with the SEC one or more registration statements covering the resale by Yorkville of all Conversion Shares and the Warrant Shares.
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
–Utilization of Derivative Instruments to Manage Risk. From time to time, Ben manages its exposure to market risks by utilizing various forms of derivative instruments to limit exposure to changes in the relative values of investments that may result from market developments. In September 2023, all put options that were held by Ben were sold, including the portion of the put options that were attributable to the third party involved in the loan participation transaction. No additional derivative instruments have been purchased since September 2023. During the three months ended June 30, 2023, Ben recognized total losses of $2.3 million, of which $1.7 million was attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction. As the Company did not have any put options or other similar instruments during the quarter ended June 30, 2024, there are no comparable gains or losses in the current period.
–Bankruptcy of GWG Holdings. On August 1, 2023 (the “Effective Date”), the plan of reorganization of GWG Holdings was declared effective. On the Effective Date, all securities previously issued by GWG Holdings were cancelled and converted to interests in the GWG Wind Down Trust. As of June 30, 2024, Ben held 0.8 million interests of Series A1 and 2.5 million interests of Series E of the GWG Wind Down Trust, and the Customer ExAlt Trusts held 82.0 million, 14.5 million, and 9.8 million interests of Series A1, Series A2, and Series E, respectively, of the GWG Wind Down Trust. These interests are accounted for at fair value, with unrealized gains (losses) recognized in earnings in the gain (loss) on financial instruments, net line item of the consolidated statements of comprehensive income (loss). Fair value is calculated using quoted prices for similar instruments observed in the equity capital market and is classified as a Level 2 investment in the fair value hierarchy. Since the GWG Wind Down Trust’s primary asset is its investment in the Class A common stock of Ben, the Company’s Class A common stock quoted market price is the underlying asset. Prior to the Effective Date, Ben held 2.5 million shares of GWG Holdings common stock and the Customer ExAlt Trusts held 9.8 million shares of GWG Holdings common stock and L Bonds due 2023 of GWG Life, LLC, a Delaware limited liability company and wholly-owned subsidiary of GWG Holdings (“GWG Life”) with an aggregate principal amount of $94.8 million (“L Bonds”). The investment in GWG Holdings’ common stock was accounted for at fair value with changes in fair value recognized in earnings.

The investment in L Bonds was accounted for as an available-for-sale debt security, with unrealized gains (losses) recognized in accumulated other comprehensive income (loss). During the three months ended June 30, 2024 and 2023, the Company has recognized net losses of nominal and $0.7 million, respectively, related to its interests in the GWG Wind Down Trust (or GWG Holdings, as applicable), and the Customer ExAlt Trusts recognized net losses of $0.4 million and $2.8 million, respectively, related to its interest in the GWG Wind Down Trust (or GWG Holdings, as applicable), all of which is reflected in the consolidated statements of comprehensive income (loss). As of June 30, 2024, the fair value of Ben’s interest in the GWG Wind Down Trust was nominal and the fair value of the Customer ExAlt Trusts’ interest in the GWG Wind Down Trust was $0.2 million. On the Effective Date, the shared services agreement by and between Ben and GWG Holdings (the “Shared Services Agreement”) was terminated and all receivables and related allowances owed to Ben under the Shared Services Agreement were written off.
–Vesting of performance based awards. Certain of our restricted equity units were granted with a performance-based condition. The performance condition was met upon public listing in June 2023 and expense for vested units was recognized during the three months ended June 30, 2023. The recognition of the remaining compensation cost will be recognized over the remaining vesting period. Total recognized compensation cost related to these awards was $0.5 million and $8.0 million for the three months ended June 30, 2024 and 2023, respectively. Total unrecognized compensation cost related to these awards was approximately $1.3 million as of June 30, 2024.
–Goodwill Impairment. Goodwill is tested for impairment at least annually and, more frequently between annual tests, whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. Subsequent to the public listing on June 8, 2023, and through June 30, 2024, the Company has experienced a significant sustained decline in the price of its Class A common stock and its related market capitalization. We believe that these factors indicated that the fair value of our reporting units had more likely than not fallen below their carrying values during the relevant periods in fiscal 2024 and in the first quarter of fiscal 2025. As a result, during fiscal 2024, we wrote the carrying value of the Ben Liquidity, Ben Custody, Ben Insurance, and Ben Markets reporting units, as applicable, down to their estimated fair values and recognized cumulatively during fiscal 2024 a non-cash goodwill impairment charge of $2.4 billion, including $1.1 billion of non-cash goodwill impairment at the Ben Liquidity and Ben Custody reporting units during the quarter ended June 30, 2023. Further, management performed an interim impairment test of goodwill as of June 30, 2024, and determined that additional non-cash goodwill impairment occurred during the three months ended June 30, 2024, resulting in $3.4 million of non-cash goodwill impairment at the Ben Custody and Ben Markets reporting units. Total goodwill remaining as of June 30, 2024 is $10.2 million.
–Termination of Customer ExAlt Trust Loan Payable. On October 18, 2023, all obligations owed under the Customer ExAlt Trust loan payable were repaid by transferring $56.7 million of alternative assets. The payoff of the Customer ExAlt Trust Loan Payable was accounted for as a debt extinguishment in accordance with ASC 470, Debt, during the quarter ended December 31, 2023. The financial statements included in this Quarterly Report on Form 10-Q For the quarter ended June 30, 2023 would have reflected changes in the fair value of the alternative assets ultimately transferred to settled the ExAlt Trust loan payable as well as interest expense associated with the ExAlt Trust loan payable whereas current period financial statements would not have any such activity associated with the transferred alternative assets or the ExAlt Trust loan payable.
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

	Three Months Ended June 30,
(in thousands)	2024	2023
Ben Liquidity
Loan payments received	$4,246	$7,702
Operating loss	(514)	(903,026)
Adjusted operating income (loss)(1)	(509)	(9,557)
Ben Custody
Fee payments received	$1,516	$1,953
Operating income (loss)	1,287	(189,997)
Adjusted operating income(1)	4,416	5,308
Consolidated:
Revenue	$10,046	$(2,743)
Adjusted revenue(1)	10,411	823
Operating income (loss)	44,338	(1,155,970)
Adjusted operating loss(1)	(4,725)	(24,520)

(dollars in thousands)	June 30, 2024		March 31, 2024
Ben Liquidity
Loans to Customer ExAlt Trusts, net	$255,858		$256,184
Allowance to total loans	54.82%		54.23%
Nonperforming loans to total loans	43.52%		44.21%
Ben Custody
Fees receivable	$19,675		$18,386
Deferred revenue	25,697		28,235
Customer ExAlt Trusts
Investments, at fair value	$331,367		$329,113
Distributions to Original Loan Balance	0.72	x	0.72	x
Total Value to Original Loan Balance	1.04	x	1.03	x
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
Principal Revenue and Expense Items
During the three months ended June 30, 2024 and 2023, we earned revenues on a consolidated basis from the following primary sources:
•Investment Income, net. Investment income, net, includes the change in NAV of the alternative assets held by certain of the Customer ExAlt Trusts.
For the aforementioned periods, our main components of consolidated expense are summarized below:
•Interest Expense. Interest expense includes interest to our senior lender under our amended and restated First Lien Credit Agreement and Second Lien Credit Agreement (as described under “Liquidity and Capital Resources — Amended Credit Agreements”), interest on the HH-BDH Credit Agreement, interest accrued on the ExAlt Trust Loan Payable, and interest accrued on our other debt due to related parties. When we issue debt, we amortize the financing costs (commissions and other fees) associated with such indebtedness over the outstanding term of the financing and classify it as interest expense.
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
•Interest Income. Interest income is generally comprised of contractual interest, which is a computed variable rate or a fixed rate that compounds monthly, interest recognized on certain of the ExAlt Loans through the effective yield method, and an amortized discount that is recognized ratably over the life of the ExAlt Loan. Loans deemed nonperforming no longer accrue interest income. The ExAlt Loans have a maturity of twelve years, and all principal and interest due thereon is payable at maturity. Since we began our operations in 2017, substantially all of our interest income since inception has been non-cash income that has been capitalized onto the outstanding principal of the ExAlt Loans.
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

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

(in thousands)	Three Months Ended June 30, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income, net	$—	$—	$11,028	$—	$—	$11,028
Loss on financial instruments, net	—	—	(1,175)	(8)	—	(1,183)
Interest income	—	—	—	12	—	12
Trust services and administration revenues	—	189	—	—	—	189

Intersegment revenues
Interest income	10,849	—	—	—	(10,849)	—
Trust services and administration revenues	—	5,193	—	—	(5,193)	—
Total revenues	10,849	5,382	9,853	4	(16,042)	10,046

External expenses
Employee compensation and benefits	430	356	—	3,064	—	3,850
Interest expense	3,081	—	—	1,207	—	4,288
Professional services	474	396	622	4,052	—	5,544
Provision for credit losses	—	—	522	2	—	524
Loss on impairment of goodwill	—	3,129	—	265	—	3,394
Release of loss contingency related to arbitration award	—	—	—	(54,973)	—	(54,973)
Other expenses	451	214	120	2,296	—	3,081

Intersegment expenses
Interest expense	—	—	34,799	—	(34,799)	—
Provision for credit losses	6,927	—	—	—	(6,927)	—
Other expenses	—	—	3,419	—	(3,419)	—
Total expenses	11,363	4,095	39,482	(44,087)	(45,145)	(34,292)

Operating income (loss)	$(514)	$1,287	$(29,629)	$44,091	$29,103	44,338
Income tax expense						28
Net income						$44,310

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED) (cont’d)

(in thousands)	Three Months Ended June 30, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income, net	$—	$—	$500	$—	$—	$500
Loss on financial instruments, net	—	—	(1,803)	(1,658)	—	(3,461)
Interest income	—	—	8	108	—	116
Trust services and administration revenues	—	8	—	94	—	102

Intersegment revenues
Interest income	12,007	—	—	—	(12,007)	—
Trust services and administration revenues	—	6,568	—	—	(6,568)	—
Total revenues	12,007	6,576	(1,295)	(1,456)	(18,575)	(2,743)

External expenses
Employee compensation and benefits	2,493	560	—	32,770	—	35,823
Interest expense	758	—	1,874	1,152	—	3,784
Professional services	633	501	1,261	7,978	—	10,373
Loss on impairment of goodwill	901,000	195,305	—	—	—	1,096,305
Other expenses	654	207	356	5,725	—	6,942

Intersegment expenses
Interest expense	—	—	29,780	—	(29,780)	—
Provision for credit losses	9,495	—	—	—	(9,495)	—
Other expenses	—	—	3,844	—	(3,844)	—
Total expenses	915,033	196,573	37,115	47,625	(43,119)	1,153,227

Operating income (loss)	$(903,026)	$(189,997)	$(38,410)	$(49,081)	$24,544	$(1,155,970)
Income tax benefit						—
Net loss						$(1,155,970)

CONSOLIDATED
Results of Operations — Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023 (Unaudited)
Revenues (in thousands)

	Three Months Ended June 30,
	2024	2023
Investment income, net	$11,028	$500
Loss on financial instruments, net	(1,183)	(3,461)
Interest income	12	116
Trust services and administration revenues	189	102
Total revenues	$10,046	$(2,743)
Three Months Ended June 30, 2024 and 2023
Investment income, net increased $10.5 million for the three months ended June 30, 2024, compared to the same period of 2023, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts. Investment income was $11.0 million for the three months ended June 30, 2024, which was driven by $15.7 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor partially offset by $5.9 million of downward quoted market price adjustments, and $0.2 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar. Investment income was $0.5 million for the three months ended June 30, 2023, which was driven by $0.6 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar and $3.1 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor offset by $3.4 million of downward quoted market price adjustments.
Loss on financial instruments, net decreased $2.3 million for the three months ended June 30, 2024, compared to the same period of 2023, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the three months ended June 30, 2024 was primarily driven by an $0.4 million decrease in the value of our interests in the GWG Wind Down Trust and a $0.8 million decrease in the fair value of public equity securities. Loss on financial instruments, net for the three months ended June 30, 2023 included a $3.8 million net decrease in the fair value of public equity securities combined with a $2.3 million decrease to the fair value of put options held, partially offset by a $1.4 million decrease in the fair value of a derivative liability and a $1.5 million decrease in the fair value of warrant liability. The decline in market price for public equity securities was due to a variety of factors, including principally declines in the securities of GWG Holdings.
Interest and Operating Expenses (in thousands)

	Three Months Ended June 30,
	2024	2023
Employee compensation and benefits	$3,850	$35,823
Interest expense (including amortization of deferred financing costs)	4,288	3,784
Professional services	5,544	10,373
Provision for credit losses	524	—
Loss on impairment of goodwill	3,394	1,096,305
Release of loss contingency related to arbitration award	(54,973)	—
Other expenses	3,081	6,942
Total expenses	$(34,292)	$1,153,227
Three Months Ended June 30, 2024 and 2023
Employee compensation and benefits decreased $32.0 million for the three months ended June 30, 2024, compared to the same period in 2023. The decrease is principally related to a $26.0 million decrease in equity-based compensation as the comparable period included $8.0 million recognized upon completion of a performance condition satisfied by Ben’s public listing in June 2023 and $15.0 million recognized as a result of transactions completed as part of the BCG Recapitalization. Additionally, there was a $6.0 million decrease in payroll and other benefit related costs due to a lower headcount in fiscal 2025 as compared to fiscal 2024 primarily due to the employees furloughed and terminated in the latter part of fiscal 2024. With the implementation of our operating cost reduction plan in November 2023, employee compensation and benefits began reflecting the lower expense of approximately $1.0 million per month beginning in November 2023 and such decrease have increased in recent months due to further attribution. This also resulted in adjustment to our accrued annual incentive bonus pool related to the decreased headcount.
Interest expense increased $0.5 million for the three months ended June 30, 2024, compared to the same period in 2023, primarily due to a $1.5 million decrease in the amortization of deferred financing premium to interest expense combined with $0.8 million in interest expense recognized on the HH-BDH Credit Agreement, which did not exist in the comparable period, offset by a $1.9 million decrease in interest expense on the ExAlt Trust Loan Payable, which was extinguished in October 2023.
Professional services expenses decreased $4.8 million for the three months ended June 30, 2024, compared to the same period in 2023, primarily due to a $3.1 million decrease in legal fees combined with a $1.7 million decrease in other professional fees, on a net basis. The decrease in legal fees coincides with lower legal activity coupled with a higher percentage of ongoing legal matters expected to be eligible for reimbursement from our D&O insurance carriers. As previously disclosed, with the implementation of our operating cost reduction plan, as updated during the three months ended December 31, 2023, professional services and other expenses combined could decrease up to approximately $35.0 million to $37.5 million on an annualized basis from their levels prior to the implementation of the cost reduction plan.
Provision for credit losses increased $0.5 million for the three months ended June 30, 2024, compared to the same period in 2023. Provision for credit losses during the three months ended June 30, 2024, is comprised of a credit related loss on an available-for-sale debt security held by the Customer ExAlt Trusts. No such losses were recognized in the same period of the prior year.
During the three months ended June 30, 2024, we completed an interim impairment test for goodwill and as a result, recorded a non-cash impairment charge of $3.4 million. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information. Similar interim impairment test for goodwill was performed for the quarter ended June 30, 2023 which resulted in a non-cash impairment charge of $1.1 billion.
Release of loss contingency related to arbitration award recognized in the current fiscal period relates to the release of a previously recorded loss contingency recorded in the fiscal year ended March 31, 2024 that had been awarded against the Company during arbitration for compensatory damages, including prejudgment interest in a matter pertaining to a former director challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The release of the loss contingency was based on a Texas District Court order vacating the previously recorded and disclosed arbitration award against Beneficient.
Other expenses decreased $3.9 million for the three months ended June 30, 2024, compared to the same period in 2023, primarily driven by a decrease in travel and entertainment ($1.7 million), insurance and taxes ($1.0 million) and depreciation ($0.5 million). The table below provides additional detail regarding our other expenses. As mentioned above, with the implementation of our operating cost reduction plan, as updated during the three months ended December 31, 2023, other expenses were expected decrease and may decrease further as opportunities arise.
Other Expenses (in thousands)

	Three Months Ended June 30,
	2024	2023
Other insurance and taxes	$1,094	$2,060
Other expenses	841	1,087
Software license and maintenance	484	714
Depreciation and amortization	414	931
Occupancy and equipment	157	322
Travel and entertainment	91	1,828
Total other expenses	$3,081	$6,942

BEN LIQUIDITY
Results of Operations — Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023 (Unaudited)

(in thousands)	Three Months Ended June 30,
	2024	2023
Revenues:
Interest income	$10,849	$12,007
Total revenues	10,849	12,007

Expenses
Employee compensation and benefits	430	2,493
Interest expense (including amortization of deferred financing costs)	3,081	758
Professional services	474	633
Provision for credit losses	6,927	9,495
Loss on impairment of goodwill	—	901,000
Other expenses	451	654
Total expenses	11,363	915,033
Operating loss	$(514)	$(903,026)
Three Months Ended June 30, 2024 and 2023
Interest income decreased $1.2 million during the three months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily driven by an overall decreases in interest income due to lower carrying value of loan receivables, which is driven by higher allowance for credit losses.
Employee compensation and benefits decreased $2.1 million during the three months ended June 30, 2024 compared to the same period in 2023. The decrease was driven by payroll and other benefit related costs due to a lower headcount in 2024 as compared to 2023 primarily due to the employees furloughed and terminated in 2023 as well as adjustment to our accrued annual incentive bonus pool related to the decreased headcount.
Interest expense increased $2.3 million during the three months ended June 30, 2024 compared to the same period in 2023, primarily driven by a $1.5 million decrease in the amortization of deferred financing premium to interest expense combined with $0.8 million in interest expense recognized on the HH-BDH Credit Agreement, which did not exist in the comparable period.
Provision for credit losses was $6.9 million for the three months ended June 30, 2024 as compared to $9.5 million as of the same period in 2023. The provision for the current period reduced over prior period primarily due to a improved collateral values and resulting expected cash flows related to the loan portfolio outpacing the net growth in the amortized cost basis due interest capitalizing at a higher rate than loan payments.
Prior to the start of fiscal year 2025, all goodwill associated with Ben Liquidity was written off as non-cash goodwill impairment charges including approximately $0.9 billion during the quarter ended June 30, 2023. Accordingly, during the three months ended June 30, 2024, while we completed an interim impairment test for goodwill in the current period, there was no such non-cash goodwill impairment charge for Ben Liquidity. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.

BEN CUSTODY
Results of Operations — Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023 (Unaudited)

(in thousands)	Three Months Ended June 30,
	2024	2023
Revenues
Trust services and administration revenues	$5,382	$6,576

Expenses
Employee compensation and benefits	356	560
Professional services	396	501
Loss on impairment of goodwill	3,129	195,305
Other expenses	214	207
Total expenses	4,095	196,573
Operating income (loss)	$1,287	$(189,997)
Three Months Ended June 30, 2024 and 2023
Trust services and administration revenues decreased $1.2 million for the three months ended June 30, 2024, compared to the same period in 2023 driven by a decrease in the NAV of the alternative assets held by the Customer ExAlt Trusts, which is an input into the calculation of the recurring trust services revenues.
During the three months ended June 30, 2024, we completed an interim impairment test for goodwill and as a result, recorded a non-cash impairment charge of $3.1 million for Ben Custody. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information. Similar interim impairment test for goodwill was performed for the quarter ended June 30, 2023 which resulted in a non-cash impairment charge of $195.3 million for this reporting unit.
CUSTOMER EXALT TRUSTS
Results of Operations — Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023 (Unaudited)

(in thousands)	Three Months Ended June 30,
	2024	2023
Revenues
Investment income, net	$11,028	$500
Loss on financial instruments, net	(1,175)	(1,803)
Interest, dividend, and other income	—	8
Total revenues	9,853	(1,295)

Expenses
Interest expense	34,799	31,654
Professional services	622	1,261
Provision for credit losses	522	—
Other expenses	3,539	4,200
Total expenses	39,482	37,115
Operating loss	$(29,629)	$(38,410)

Three Months Ended June 30, 2024 and 2023
Investment income (loss), net increased $10.5 million for the three months ended June 30, 2024, compared to the same period of 2023, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts. Investment income was $11.0 million for the three months ended June 30, 2024, which was driven by $15.7 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor partially offset by $5.9 million of downward quoted market price adjustments. Investment income was $0.5 million for the three months ended June 30, 2023, which was driven by $0.6 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar and $3.1 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor offset by $3.4 million of downward quoted market price adjustments.
Loss on financial instruments, net decreased $0.6 million for the three months ended June 30, 2024, compared to the same period of 2023, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for three months ended June 30, 2024, was primarily driven by a $0.4 million decrease in the value of our interests in the GWG Wind Down Trust and a $0.8 million decrease in the fair value of public equity securities. Loss on financial instruments, net for the three months ended June 30, 2023 represented a $3.1 million decrease to the fair value of public equity securities partially offset by a $1.4 million decrease in the fair value of a derivative liability. The decline in market price for public equity securities was due to a variety of factors, including principally declines in the securities of GWG Holdings.
Interest expense increased $3.1 million for the three months ended June 30, 2024, compared to the same period in 2023, which reflects an increase in contractual interest due on the ExAlt Loans, driven by the origination of new liquidity transactions and the compounding of paid-in-kind interest, partially offset by a $1.9 million decrease in interest expense recognized on the Customer ExAlt Trust loan payable, which was extinguished in October 2023.
Professional services decreased $0.6 million for the three months ended June 30, 2024, compared to the same period in 2023, driven by decreases in general professional expenses such as audit, consulting, and other professional fees.
Provision for credit losses increased $0.5 million for the three months ended June 30, 2024, compared to the same period in 2023, Provision for credit losses during the three months ended June 30, 2024, is comprised of a credit related loss on an available-for-sale debt security held by the Customer ExAlt Trusts. No such losses were recognized in the same period of the prior year.
Other expenses decreased $0.7 million for the three months ended June 30, 2024, compared to the same period in 2023, due to a decrease in trust administration fees and other expenses principally driven by a decrease in the NAV of the alternative assets held by the Customer ExAlt Trusts.

CORPORATE AND OTHER
Results of Operations — Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023 (Unaudited)

(in thousands)	Three Months Ended June 30,
	2024	2023
Revenues
Loss on financial instruments, net	$(8)	$(1,658)
Interest income	12	108
Trust services and administration revenues	—	94
Total revenues	4	(1,456)

Expenses
Employee compensation and benefits	3,064	32,770
Interest expense (including amortization of deferred financing costs)	1,207	1,152
Professional services	4,052	7,978
Provision for credit losses	2	—
Loss on impairment of goodwill	265	—
Release of loss contingency related to arbitration award	(54,973)	—
Other expenses	2,296	5,725
Total expenses	(44,087)	47,625
Operating income (loss)	$44,091	$(49,081)
Three Months Ended June 30, 2024 and 2023
Loss on financial instruments, net decreased $1.7 million for the three months ended June 30, 2024, compared to the same period of 2023, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the three months ended June 30, 2024, included a nominal amounts related to change in the fair value of a warrant liability and a nominal decrease in the fair value of our interests in the GWG Wind Down Trust. Loss on financial instruments, net for the three months ended June 30, 2023, included a $0.7 million decrease to the fair value of public equity securities, which consisted of shares of GWG Holdings, in addition to a $2.3 million decrease in the fair value of put options held, which were sold in September 2023. The fair value was calculated using quoted market prices at each period end. The decline in market price for public equity securities was due to a variety of factors, including principally declines in the securities of GWG Holdings.
Employee compensation and benefits decreased $29.7 million for the three months ended June 30, 2024, compared to the same period in 2023. The decrease was principally related to a $26.0 million decrease in equity-based compensation as the comparable period included $8.0 million recognized upon completion of a performance condition satisfied by Ben’s public listing in June 2023 and $15.0 million recognized as a result of transactions completed as part of the BCG Recapitalization. Additionally, there was a $3.7 million decrease in payroll and other benefit-related costs due to a lower headcount in 2024 as compared to 2023 primarily due to the employees furloughed and terminated in 2023 as well as adjustment to our accrued annual incentive bonus pool related to the decreased headcount.
Professional services decreased $3.9 million during the three months ended June 30, 2024, compared to the same period in 2023, primarily due to a decrease in legal fees and other professional fees. The decrease in legal fees coincides with lower legal activity coupled with a higher percentage of ongoing legal matters expected to be eligible for reimbursement from our D&O insurance carriers. Lower professional fees principally related to ongoing efforts to reduce operating expenses along with the comparable period having higher amounts due to transaction related activity.
During the three months ended June 30, 2024, we completed an interim impairment test for goodwill and as a result, recorded a non-cash impairment charge of $0.3 million related to reporting unit including in this reporting segment. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information. A similar interim impairment test for goodwill was performed for the quarter ended June 30, 2023 however, no such non-cash goodwill impairment charge was determined to be necessary in that period related to reporting units included in this reporting segment.

Release of loss on arbitration recognized in the current fiscal period relates to the release of a previously recorded loss contingency recorded in the fiscal year ended March 31, 2024 that had been awarded against the Company during arbitration for compensatory damages, including prejudgment interest in a matter pertaining to a former director challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The release of the loss contingency was based on a Texas District Court order vacating the previously recorded and disclosed arbitration award against Beneficient.
Other expenses decreased $3.4 million during the three months ended June 30, 2024, compared to the same period in 2023, primarily driven by a decrease in various categories, including travel and entertainment, insurance and taxes, and depreciation.
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
We define adjusted operating income (loss) as operating income (loss), adjusted to exclude the effect of the adjustments to revenue as described above, credit losses on related party available-for-sale debt securities that were acquired in the Collateral Swap, which on August 1, 2023, became interests in the GWG Wind Down Trust, and receivables from a related party that filed for bankruptcy and certain notes receivables originated during our formative transactions, non-cash asset impairment, share-based compensation expense, and legal, professional services, and public relations costs related to the GWG Holdings bankruptcy, lawsuits, a defunct product offering, and certain employee matters, including fees and loss contingency accruals (releases) incurred in arbitration with a former director.
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
The following tables set forth a reconciliation of adjusted revenue to revenue and adjusted operating income (loss) to operating income (loss), the most directly comparable U.S. GAAP measures, using data derived from our consolidated financial statements for the periods indicated:

(in thousands)	Three Months Ended June 30, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$10,849	$5,382	$9,853	$4	$(16,042)	$10,046
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	358	7	—	365
Adjusted revenues	$10,849	$5,382	$10,211	$11	$(16,042)	$10,411

Operating income (loss)	$(514)	$1,287	$(29,629)	$44,091	$29,103	$44,338
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	358	7	—	365
Intersegment provision for credit losses on collateral comprised of interests in the GWG Wind Down Trust	5	—	—	—	(5)	—
Goodwill impairment	—	3,129	—	265	—	3,394
Release of loss contingency related to arbitration award	—	—	—	(54,973)	—	(54,973)
Share-based compensation expense	—	—	—	994	—	994
Legal and professional fees(1)	—	—	—	1,157	—	1,157
Adjusted operating income (loss)	$(509)	$4,416	$(29,271)	$(8,459)	$29,098	$(4,725)
(1) Includes legal and professional fees related to lawsuits.

(in thousands)	Three Months Ended June 30, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$12,007	$6,576	$(1,295)	$(1,456)	$(18,575)	$(2,743)
Mark to market adjustment on equity security of related party	—	—	2,844	722	—	3,566
Adjusted revenues	$12,007	$6,576	$1,549	$(734)	$(18,575)	$823

Operating income (loss)	$(903,026)	$(189,997)	$(38,410)	$(49,081)	$24,544	$(1,155,970)
Mark to market adjustment on equity security of related party	—	—	2,844	722	—	3,566
Intersegment reversal of provision for credit losses on collateral comprised of related party equity securities	(7,531)	—	—	—	7,531	—
Goodwill impairment	901,000	195,305	—	—	—	1,096,305
Share-based compensation expense	—	—	—	27,001	—	27,001
Legal and professional fees(1)	—	—	—	4,578	—	4,578
Adjusted operating income (loss)	$(9,557)	$5,308	$(35,566)	$(16,780)	$32,075	$(24,520)
(1) Includes legal and professional fees related to GWG Holdings bankruptcy, lawsuits, public relations and employee matters.

Financial Condition
Ben Liquidity’s Loan Portfolio and Customer ExAlt Trusts’ Investment in Alternative Assets
Our primary operations currently consist of offering our liquidity and trust administration services to our customers, primarily through certain of our operating subsidiaries, Ben Liquidity and Ben Custody, respectively. Ben Liquidity offers simple, rapid and cost-effective liquidity products to its customers using a proprietary financing and trusts structure, the Customer ExAlt Trusts, which facilitate the exchange of a customer’s alternative assets for consideration using a unique financing structure, the ExAlt PlanTM. In ExAlt PlanTM financings, a subsidiary of Ben Liquidity, BFF, makes ExAlt Loans to certain of the Customer ExAlt Trusts, which in turn employ a portion of the loan proceeds to acquire and deliver agreed upon consideration to the customer, in exchange for their alternative assets. Ben Liquidity generates interest and fee income earned in connection with such ExAlt Loans to certain of the Customer ExAlt Trusts, which are collateralized by the cash flows from the exchanged alternative assets, or the “Collateral.” The Collateral held by the Customer ExAlt Trusts supports the repayment of the loans plus any related interest and fees. In the event that an ExAlt Loan’s principal balance is reduced to zero dollars ($0), any remaining Collateral supporting such ExAlt Loan effectively cross-collateralizes other ExAlt Loans, as any such excess cash flows must be applied to pay off the outstanding balances of other ExAlt Loans pursuant to the terms of the trust agreements governing certain of the ExAlt Trusts. Ben Custody provides full-service trust and custody administration services to the trustees of certain of the Customer ExAlt Trusts, including BFF, which own the exchanged alternative asset following a liquidity transaction for fees payable quarterly.
As of June 30, 2024, Ben Liquidity’s loan portfolio consisted of ExAlt Loans to the Customer ExAlt Trusts with an aggregate principal amount outstanding of $566.4 million, including accrued interest that has been capitalized on the ExAlt Loans. Ben Liquidity’s ExAlt Loans are structured as loans with a maturity date of 12 years that bear contractual interest at a variable rate or fixed rate that compounds monthly. The ExAlt Loans made prior to December 31, 2020 have a variable interest rate established off of a base rate of 14%, and ExAlt Loans made on or after December 31, 2020 have a variable interest rate established off a base rate of 10% or a fixed rate of 5%. Ben Liquidity may make ExAlt Loans in the future with a variable interest rate established off of different base rates. Since the Customer ExAlt Trusts are consolidated, the ExAlt Loans and related interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts are eliminated in the presentation of our consolidated financial statements; however, such amounts directly impact the income (loss) allocable to Ben’s or BCH’s equity holders.
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
The Customer ExAlt Trusts held interests in alternative assets with a NAV of $297.9 million and $293.9 million as of June 30, 2024 and March 31, 2024, respectively. As of June 30, 2024, the Customer ExAlt Trusts’ portfolio had exposure to 254 professionally managed alternative investment funds, comprised of 834 underlying investments, 93 percent of which are investments in private companies. Additionally, the Customer ExAlt Trusts directly hold investments in debt and equity securities. The aggregate value of these investments was $33.5 million and $35.2 million as of June 30, 2024 and March 31, 2024, respectively.
The following sections provide more detailed information for Ben Liquidity’s loan portfolio and related allowance for credit losses and the Customer ExAlt Trusts’ investments in alternative assets and other equity and debt securities.

Ben Liquidity
Loans Receivable
The following table provides the carrying value of the loan portfolio by collateral type and classification (in thousands):

	June 30, 2024	March 31, 2024
Loans collateralized by interests in alternative assets	$393,449	$394,328
Loans collateralized by debt and equity securities	172,910	165,430
Total loans receivable	566,359	559,758
Allowance for credit losses	(310,501)	(303,574)
Total loans receivable, net	$255,858	$256,184
The following table provides certain information concerning our loan portfolio by collateral type and maturity as of June 30, 2024 (dollars in thousands):

	Original Principal	Interest Accrued	Aggregate Payments	Outstanding Balance(1)	Allowance	Carrying Value
Loans collateralized by interests in alternative assets
After 5 Years Within 10 Years	$603,821	$302,305	$(415,992)	$348,290	$116,039	$232,251
After 10 Years	46,432	2,040	(3,313)	45,159	43,151	2,008
Loans collateralized by debt and equity securities
After 5 Years Within 10 Years	180,129	135,211	(17,430)	168,506	150,678	17,828
After 10 Years	3,900	601	(97)	4,404	633	3,771
Total	$834,282	$440,157	$(436,832)	$566,359	$310,501	$255,858
(1) This balance includes $271.2 million in unamortized discounts as of June 30, 2024.
Loan to Value Ratio
The loan to value ratio is calculated as the carrying value of loans receivable after any allowance for credit losses over the Collateral Value of the loan portfolio. The value of the Collateral (the “Collateral Value”) is defined as the mutual beneficial interest of the respective Customer ExAlt Trust, which we refer to as the “Collective Trust” that is owned by the Customer ExAlt Trust, which we refer to as the “Funding Trust,” that borrows from Ben Liquidity’s subsidiary, BFF. The Collateral Value is derived from the expected cash flows from the various alternative assets held by other trusts included within the Customer ExAlt Trust structure. The Collateral is valued using industry standard valuation models which includes assumptions related to (i) equity market risk premiums, (ii) alternative asset beta to public equities, (iii) NAVs, (iv) volatilities, (v) distribution rates, and (vi) market discount rates. The fair value of the mutual beneficial interests collateralizing the loan portfolio as of June 30, 2024 and March 31, 2024, was $263.5 million and $292.7 million, respectively.
The loan to value ratio for the entire loan portfolio was 0.97 and 0.88 as of June 30, 2024 and March 31, 2024, respectively. The increase in the loan to value ratio from March 31, 2024 to June 30, 2024 was driven by an increase in the allowance for credit losses, which is primarily due to lower loan repayments when compared to accrued interest and fees during the quarter resulting in the loan carrying value increasing by approximately $6 million, while the fair value of the collateral declined period over period.
Allowance for Credit Losses
The ExAlt Loans’ allowance for credit losses is an input to the allocation of income (loss) to Ben’s or BCH’s equity holders.
On April 1, 2023, we adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments, Credit Losses (Topic 326) (“CECL”), which requires an estimate of the credit losses expected over the life of a loan (or pool of loans). It replaced the incurred loss approach’s threshold that required the recognition of a credit loss when it was probable that a loss event was incurred. The allowance for credit losses is a valuation account that is deducted from, or added to, the loans’ amortized cost basis to present the net, lifetime amount expected to be collected on the loans.
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
The following table provides the allowance for credit losses recognized by Ben Liquidity and Ben Custody by collateral type and by classification (in thousands):

	June 30, 2024	March 31, 2024
Loans collateralized by interests in alternative assets	$159,190	$168,089
Loans collateralized by interest in debt and equity securities	151,311	135,485
Total allowance for credit losses	$310,501	$303,574
The following table provides a rollforward of the allowance for credit losses recognized by Ben Liquidity and Ben Custody by collateral type (in thousands):

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
(unaudited)	Alternative Assets	Debt & Equity Securities	Alternative Assets	Debt & Equity Securities
Beginning balance	$168,089	$135,485	$32,632	$96,497
Impact of the adoption of CECL	—	—	52,554	8,536
Provision for (reversal of) credit losses	(8,899)	15,826	15,865	(6,369)
Ending balance	$159,190	$151,311	$101,051	$98,664

Credit Quality
The following table presents certain credit quality metrics (in thousands):

	June 30, 2024	March 31, 2024
Loans collateralized by alternative assets
Period-end loans	$393,449	$394,328
Nonperforming loans	$97,247	$126,607
Allowance for credit losses	$159,190	$168,089
Allowance/loans	40.46%	42.63%
Nonperforming loans/loans	24.72%	32.11%
Allowance to nonperforming loans	1.64x	1.33x

Loans collateralized by debt and equity securities
Period-end loans	$172,910	$165,430
Nonperforming loans(1)	$149,238	$120,845
Allowance for credit losses	$151,311	$135,485
Allowance/loans	87.51%	81.90%
Nonperforming loans/loans	86.31%	73.05%
Allowance to nonperforming loans(1)	1.01x	1.12x

Consolidated
Period-end loans	$566,359	$559,758
Nonperforming loans(1)	$246,485	$247,452
Allowance for credit losses	$310,501	$303,574
Allowance/loans	54.82%	54.23%
Nonperforming loans/loans	43.52%	44.21%
Allowance to nonperforming loans(2)	1.26x	1.23x
(1) The nonperforming loans collateralized by interests in GWG or the GWG Wind Down Trust was $145.9 million as of June 30, 2024 and March 31, 2024.
Customer ExAlt Trusts — Alternative Asset Portfolio
The portfolio of alternative assets held by the Customer ExAlt Trusts covers the following industry sectors and geographic regions for the periods shown below (dollar amounts in thousands):

	June 30, 2024		March 31, 2024
Industry Sector	Value	Percent of Total	Value	Percent of Total
Food and Staples Retailing	$66,516	22.3%	$41,721	14.2%
Software and Services	41,935	14.1	42,908	14.6
Utilities	28,656	9.6	28,768	9.8
Diversified Financials	23,386	7.9	30,297	10.3
Energy	19,796	6.6	19,930	6.8
Capital Goods	15,337	5.1	23,146	7.9
Health Care Equipment and Services	16,155	5.4	16,520	5.6
Semiconductors and Semiconductor Equipment	12,090	4.1	16,144	5.5
Other(1)	74,017	24.9	74,482	25.3
Total	$297,888	100.0%	$293,916	100.0%

(1)
Industries in this category each comprise less than 5 percent. Industries in this category each comprise less than 5 percent. Semiconductors and Semiconductor Equipment is shown separately as it comprised greater than 5 percent in the prior period.

	June 30, 2024		March 31, 2024
Geography	Value	Percent of Total	Value	Percent of Total
North America	$150,944	50.7%	$164,205	55.9%
South America	68,284	22.9	43,543	14.8
Asia	43,265	14.5	49,385	16.8
Europe	34,695	11.6	35,870	12.2
Africa	700	0.3	913	0.3
Total	$297,888	100.0%	$293,916	100.0%
Assets in the portfolio consist primarily of interests in alternative investment vehicles (also referred to as “funds”) that are managed by a group of U.S. and non-U.S. based alternative asset management firms that invest in a variety of financial markets and utilize a variety of investment strategies. The vintages of the funds in the portfolio as of June 30, 2024 ranged from 1993 to 2024.
As Ben Liquidity originates additional ExAlt Loans, it monitors the diversity of the portfolio of alternative assets held by the Customer ExAlt Trusts through the use of concentration guidelines. These guidelines were established, and are periodically updated, through a data driven approach based on asset type, fund manager, vintage of fund, industry segment and geography to manage portfolio risk. Ben Liquidity refers to these guidelines when making decisions about new financing opportunities; however, these guidelines do not restrict Ben Liquidity from entering into financing opportunities that would result in Ben Liquidity having exposure outside of its concentration guidelines. In addition, changes to the portfolio of alternative assets held by the Customer ExAlt Trusts may lag changes to the concentration guidelines. As such, the portfolio of alternative assets held by the Customer ExAlt Trusts may, at any given time, have exposures that are outside of Ben Liquidity’s concentration guidelines to reflect, among other things, attractive financing opportunities, limited availability of assets, or other business reasons. Given our operating history of relatively few transactions at significant NAV, the portfolio as of June 30, 2024 had exposure to certain alternative investment vehicles and investments in private companies that were outside of those guidelines.
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
Industry sector is based on Global Industry Classification Standard (GICS®) Level 2 classification (also known as “Industry Group”) of companies held in the portfolio by funds or directly, subject to certain adjustments by us. “Other” classification is not a GICS® classification. “Other” classification reflects companies in the GICS® classification categories of Consumer Durables & Apparel, N/A, Materials, Food, Beverage & Tobacco, Household & Personal Products, Commercial & Professional Services, Technology Hardware & Equipment and Semiconductors and Semiconductor Equipment. “N/A” includes investments assets that we have determined do not have an applicable GICS® Level 2 classification, such as Net Other Assets and investments that are not operating companies.
Geography reflects classifications determined by us based on each underlying investment.
Cash Flow
The following table presents a summary of cash flows from operating, investing and financing activities for periods presented below (dollars in thousands):

	Three Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(10,647)	$(13,910)
Net cash provided by investing activities	6,392	11,226
Net cash provided by (used in) financing activities	991	(2,983)
Net decrease in cash and cash equivalents, and restricted cash	$(3,264)	$(5,667)

Three Months Ended June 30, 2024 and 2023
Net cash used in operating activities was $10.6 million for the three months ended June 30, 2024, largely driven by working capital requirements, including employee compensation and benefits and professional services. Net cash provided by investing activities was $6.4 million for the three months ended June 30, 2024, primarily driven by $7.2 million of distributions received as return of investments in alternative assets offset by $0.7 million in purchases of premises and equipment. Net cash provided by financing activities was $1.0 million for the three months ended June 30, 2024 resulting from proceeds received from issuance of Class A common shares under equity purchase agreement of approximately $2.6 million offset by approximately $1.6 million in payment of deferred issuance costs.
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
Liquidity and Capital Resources
As of June 30, 2024 and March 31, 2024, we had $4.4 million and $7.9 million, respectively, in combined available unrestricted cash and cash equivalents.
Our business is capital intensive, and while we generated net income of $44.3 million for the three months ended June 30, 2024, we have historically generated net losses and, in aggregate, these net losses have resulted in an accumulated deficit of $2.0 billion as of June 30, 2024.
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
The ability of Ben, BCH, and our operating subsidiaries to access the cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio is limited by the terms of the ExAlt Loans from Ben Liquidity to the Customer ExAlt Trusts. Historically, Ben Liquidity has elected to capitalize interest that accrues on the ExAlt Loans and only receives payments on the ExAlt Loans, at the discretion of the applicable trustee, following the Customer ExAlt Trusts’ receipt of cash distributions on their alternative asset portfolio. The trustee of the Customer ExAlt Trusts intends to make principal payments on the ExAlt Loans out of the proceeds of the distributions from the alternative assets. To the extent the Customer ExAlt Trusts do not receive distributions, such as if the managers of the professionally managed funds comprising the alternative assets determine to delay distributions or transactions that would result in the distributions to its limited partners, the Customer ExAlt Trusts’ ability to repay the ExAlt Loans, and therefore, Ben Liquidity’s ability to receive principal and interest payments in cash may be adversely impacted. During the three months ended June 30, 2024, largely as a result of macro-economic conditions, the Customer ExAlt Trusts continued to receive fewer distributions from their alternative assets than was originally anticipated, which adversely impacted the Customer ExAlt Trusts’ ability to repay the ExAlt Loans and our liquidity. Such conditions are expected to continue throughout the remainder of fiscal year 2025.
We expect that the Company will require additional capital by issuing additional debt or equity to satisfy our obligations and fund our operations for the next twelve months. We continue to explore raising additional capital through a combination of debt financing and/or equity financing to supplement the Company’s capitalization and liquidity. If and as we raise additional funds by incurring loans or by issuing debt securities or preferred stock, these forms of financing have rights, preferences, and privileges senior to those of holders of our Common Stock. The availability and the terms under which we are able to raise additional capital could be disadvantageous, and the terms of debt financing and/or equity financing could place significant restrictions on our operations. Macroeconomic conditions and credit markets are also impacting the availability and cost of potential future debt financing. As we raise capital through the issuance of additional equity, such sales and issuance has and will continue to dilute the ownership interests of the existing holders of Common Stock. There can be no assurances that any additional debt and/or equity financing would be available to us on favorable terms or at all. We expect to continue to incur net losses, comprehensive losses and negative cash flows from operating activities until we meet a certain scale of operations.

As of the date of this Quarterly Report on Form 10-Q, we believe that our anticipated operating cash flows, proceeds on ExAlt Loan payments and fee income derived from distributions on investments held by the Customer ExAlt Trusts or other investments held by Ben, and additional sources of liquidity, are not sufficient to meet our contractual obligations over the next 12 months. While we may refinance some or all of the existing borrowings due prior to their maturity, with either our current lenders or other lenders, continue to seek opportunities to reduce corporate overhead, and intend to raise capital through equity or debt investments in us by third parties, including through the SEPA, we cannot conclude these are probable of being implemented or, if probable of being implemented, being in sufficient enough amounts to satisfy our contractual amounts as they presently exist that are coming due over the next 12 months as of the date of such filing.
As further discussed in other sections of this Quarterly Report on Form 10-Q, on June 27, 2023, we entered into the SEPA with Yorkville, whereby we have the right, but not the obligation, to sell to Yorkville up to $250.0 million of shares of the Company’s Class A common stock. As of the date of this Quarterly Report on Form 10-Q, the Company had offered and sold 503,827 shares of Class A common stock to the Yorkville Investor pursuant to the SEPA for net proceeds of approximately $3.9 million. On June 20, 2024, the Company obtained stockholder approval pursuant to Nasdaq Listing Rule 5635(d) for the issuance of shares of Class A common stock to the Yorkville in excess of the Exchange Cap. As a result, the Company may issue up to an aggregate of approximately $246.1 million worth of shares of Class A common stock following registration with the SEC. The issuance of additional shares of Class A common stock under the SEPA will dilute the percentage ownership interest of all stockholders, could dilute the book value per share of the Class A common stock and will increase the number of the Company’s outstanding shares, which could cause the market price of our Class A common stock to decrease. Additionally, the decision regarding future sale of shares, including those under the SEPA, is subject to market conditions, such as trading volume, price of our Class A Common Stock and other factors beyond our control.
As further discussed in other sections of this Quarterly Report on Form 10-Q, on October 19, 2023, we entered into a three-year $25.0 million term loan with HH-BDH, which was fully drawn upon closing and, the proceeds of which were used to repay certain outstanding obligations, fund development of our products, and provide additional working capital. The HH-BDH Credit Agreement contains certain financial maintenance covenants, including a debt service coverage ratio. Additionally, on August 6, 2024, we entered into the Purchase Agreement with Yorkville, pursuant to which we agreed to issue and sell to Yorkville in connection with the issuance and sale by the Company of Convertible Debentures issuable in an aggregate principal amount of up to $4.0 million, which will be convertible into shares of the Company’s Class A common stock. Yorkville purchased and the Company issued $2,000,000 in aggregate principal amount of Convertible Debentures at the First Closing, and Yorkville will purchase and the Company will issue an additional $2.0 million in aggregate principal amount of Convertible Debentures at the Second Closing. Furthermore, the Company agreed to issue to the Yorkville Warrants to purchase up to 1,325,382 shares of Class A common stock at an exercise price of $2.63. At the First Closing, the Company issued a Yorkville Warrant to Yorkville to purchase up to 662,691 shares of Class A common stock, and at the Second Closing, the Company will issue an additional Yorkville Warrant to Yorkville to purchase up to 662,691 shares of Class A common stock. The Convertible Debentures do not bear interest, subject to a potential increase to 18.0% per annum (or the maximum amount permitted by applicable law) upon the occurrence of certain events of default. The Convertible Debentures will mature on February 6, 2025 and will result in gross proceeds to the Company of approximately $3.6 million. The Convertible Debentures will be issued at an original issue discount of 10%. The Company will be required to make monthly cash payments of principal in the amount of $1.3 million (or such lesser amount as may then be outstanding) plus all accrued and unpaid interest as of such payment. Such payments will commence 30 days following the Second Closing and will continue on a monthly basis thereafter until the Convertible Debentures are repaid in full, subject to certain conditions as described in the Convertible Debentures. If any of these limitations of the HH-BDH Credit Agreement or the Purchase Agreement were to materially impede the flow of cash to us, our ability to service and repay our debt would be materially and adversely affected. Notwithstanding the receipt of the proceeds of the borrowings made under the HH-BDH Credit Agreement and the Yorkville securities purchase agreement, to the extent the Company continues to receive cash distributions that are less than previously projected amounts from its alternative assets, the Company will require additional capital to fund and grow its operations.
We may not be able to refinance our indebtedness or obtain additional financing on terms favorable to the Company, or at all. To the extent that Ben or its subsidiaries raise additional capital through the future sale of equity or debt, the ownership interest of our existing equity holders may be diluted. The terms of these future equity or debt securities may include liquidation or other preferences that adversely affect the rights of our existing equity unitholders or involve negative covenants that restrict Ben’s ability to take specific actions, such as incurring additional debt or making additional investments in growing the operations of the Company. If Ben defaults on these borrowings, then the Company will be required to either (i) sell participation or other interests in our loans or other of our assets or (ii) to raise additional capital through the sale of equity and the ownership interest of our equity holders may be diluted. Further, given the number of shares of Class A common stock eligible for resale as a result of various registration statements we have filed with the SEC as well as the shares of Class A common stock under the Forward Purchase Agreement, our stock price may be further depressed as a result of significant sales of our securities, which could adversely affect our ability to raise equity capital on favorable terms or at all. In addition, because the $920.00 exercise price per share of the Warrants substantially exceeds the current trading price per share of our Class A common stock ($2.22 per share as of June 30, 2024), there is no assurance that the Warrants will be in the money prior to their expiration and it is unlikely that the Warrant holders will be able to exercise such Warrants in the near future, if at all. Accordingly, we are unlikely to receive any proceeds from the exercise of the Warrants in the near future, if at all, and the Warrants may not provide any additional capital. In considering our capital requirements and sources of liquidity, we have not assumed or relied on the receipt of proceeds from the exercise of Warrants. As a result of the foregoing, we may require additional capital resources to execute strategic initiatives to grow our business.
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
Recent Equity Issuances
On April 9, 2024 and June 21, 2024, respectively, we issued 11,354 shares and 3,431 shares of Class A common stock to a consultant of the Company.
On each of May 3, 2024; May 6, 2024; May 7, 2024; May 13, 2024 and June 12, 2024, Yorkville, purchased 200,000; 74,260; 14,053; 60,994 and 100,000 shares of Class A common stock for prices of $7.18, $5.82, $5.82, $4.85 and $3.09 per share pursuant to the terms of the SEPA.
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
On July 12, 2023, BCH, entered into (a) that certain Amendment No. 7 to the First Lien Amendment, which amended the First Lien Credit Agreement, and (b) that certain Amendment No. 7 to Second Lien Amendment (together with the First Lien Amendment, the “Seventh Amendments”), which amended the Second Lien Credit Agreement, each among BCH, HCLP and the other parties thereto. Among other things, the Seventh Amendments (i) modified the interest rate to a fixed rate of 9.5% (ii) extended the maturity dates of the First Lien Amendment and the Second Lien Amendment to September 15, 2024 and September 15, 2027, respectively, and (iii) agreed to installment payments on the First Lien Amendment of $5.0 million on each of March 29th, June 28th, September 29th, and December 29th of each year for so long as the obligations remain outstanding, and so long as such payments do not cause a going concern. No payments will be made on the Second Lien Amendment until the obligations on the First Lien Amendment have been fully satisfied. Ben agreed to pay fees totaling approximately $0.1 million. During the three months ended June 30, 2024 and 2023, no deferred financing costs were paid to HCLP. Through June 30, 2024, all required principal and interest payments due under the Second A&R Agreements have been paid.
In connection with the Second A&R Agreements, Beneficient Holdings, Inc. (“BHI”), which is owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee, and Mr. Heppner and his family are the beneficiaries, owns a majority of the BCH Class S Ordinary Units, Class S Preferred Units of BCH (“BCH Class S Preferred Units”), BCH Preferred A.0, Preferred Series A Subclass 1 Unit Accounts of BCH (“BCH Preferred A.1”), and Subclass 1 FLP Unit Accounts of BCH (“BCH FLP-1 Unit Accounts”), and Subclass 3 FLP Unit Accounts of BCH (“BCH FLP-3 Unit Accounts”), will grant certain tax-related concessions to HCLP as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5% of BCH Preferred A.1 held by BHI, which will be held by HCLP, may convert to BCH Preferred A.0. In addition, recipients of a grant of BCH Preferred A.1 from BHI will have the right to put an amount of BCH Preferred A.1 to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred A.1 from BHI. No such liability existed as of June 30, 2024 or March 31, 2024.
The Second A&R Agreements and ancillary documents contain covenants that (i) prevent Ben from issuing any securities senior to the BCH Preferred A.0 or BCH Preferred A.1; (ii) prevent Ben from incurring additional debt or borrowings greater than $10.0 million, other than trade payable, while the loans are outstanding; and (iii) prevent, without the written consent of HCLP, GWG from selling, transferring, or otherwise disposing of any BCH Preferred A.1 held as of May 15, 2020, other than to its subsidiary GWG DLP Funding V, LLC. GWG no longer holds any BCH Preferred A.1 Unit Accounts. Ben obtained consents for the Second A&R Agreements from HCLP in connection with the HH-BDH Credit Agreement (discussed below). As of June 30, 2024, the Company was in compliance with all remaining covenants.
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
Unfunded Capital Commitments
The Customer ExAlt Trusts had $47.2 million and $47.8 million of potential gross capital commitments as of June 30, 2024, and March 31, 2024, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The trust holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by the associated trusts within the ExAlt PlanTM created at the origination of each trust for up to $0.1 million. To the extent that the associated Customer ExAlt Trust cannot pay the capital funding commitment, Ben is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Ben to the Customer ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves held by the associated Customer ExAlt Trusts are added to the ExAlt Loan balance between Ben and the Customer ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. The majority, or 90%, of our portfolio with an unfunded commitment has a vintage of 2012 and prior. As the vintages continue to age, a cash requirement becomes less likely. We consider the creditworthiness of the investment on a case-by-case basis. As of June 30, 2024 and March 31, 2024, there were no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.
Dependence on Related Party Transactions
In the ordinary course of business, we depend on certain transactions with related parties. For example, as discussed above, Ben, through its subsidiaries, is a party to the Second A&R Agreements with HCLP. HCLP is an indirect subsidiary of Highland Consolidated, L.P. Ben’s CEO is a beneficiary and trust investment advisor of the trusts that control, and are the partners of, Highland Consolidated, L.P. As of June 30, 2024, we had approximately $94.7 million (including an unamortized premium thereon) of debt outstanding derived from BCH’s secured loans with HCLP. In addition, unpaid interest of $11.8 million was accrued and owed as of June 30, 2024.
Additionally, effective October 19, 2023, Ben, through its subsidiaries, is a party to the $25.0 million HH-BDH Credit Agreement with HH-BDH. HH-BDH’s sole member is Hicks Holdings whose managing member is a member of our Board. As of June 30, 2024, we had approximately $23.6 million (including an unamortized discount thereon) of debt outstanding derived from the term loan with HH-BDH.
Furthermore, Ben and BCH are parties to a Services Agreement with Bradley Capital Company, L.L.C. (“Bradley Capital”) and Beneficient Management Counselors, L.L.C. effective June 1, 2017. Effective as of January 1, 2022, the parties entered into the First Amended and Restated Services Agreement and effective June 7, 2023, the parties entered into the Second Amended and Restated Services Agreement (the “Services Agreement”). Bradley Capital is an entity associated with Ben’s CEO. During the three months ended June 30, 2024 and 2023, Ben recognized expenses totaling $0.7 million and $0.7 million, respectively, related to this services agreement. As of June 30, 2024 and March 31, 2024, $2.8 million and $2.7 million, respectively, was owed to Bradley Capital related to the Services Agreement.
As reported on a Schedule 13G/A filed by the GWG Wind Down Trust on July 16, 2024, the GWG Wind Down Trust held approximately 45% of the Class A common stock.
Critical Accounting Estimates
We have identified certain accounting estimates that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date. The critical accounting estimates that we believe to be the most critical in preparing our consolidated financial statements relate to the fair value determination of investments in alternative assets held by the Customer ExAlt Trusts, the determination of the allowance for credit losses, principally relevant as an input to the allocation of income (loss) to Ben’s and BCH’s equity holders, the allocation of income (loss) to Ben’s and BCH’s equity holders, evaluation of potential loss contingencies principally related to ongoing legal matters and evaluation of potential impairment of goodwill and other intangibles. Since March 31, 2024, there have been no changes in critical accounting estimates, other than those described below, as further described under “Critical Accounting Estimates” in our Annual Report.
Goodwill and Identifiable Intangible Assets
Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. Subsequent to the public listing on June 8, 2023, and through the date of this report, the Company has experienced a significant sustained decline in the price of its Class A common stock and its related market capitalization. We believe that these factors indicated that the fair value of our reporting units had more likely than not fallen below their carrying values as of each quarter end starting with the quarter ending as of June 30, 2023. As such, management performed an interim impairment test of goodwill as of each quarter end starting with June 30, 2023 through the most recent quarter end of June 30, 2024. For the June 30, 2023 quarter, this resulted in $1.1 billion of non-cash goodwill impairment at the Ben Liquidity and Ben Custody reporting units. For the June 30, 2024 quarter, this resulted in $3.4 million of non-cash goodwill impairment at the Ben Custody and Ben Markets reporting units.
For each goodwill impairment test, the Company computed the fair value of each reporting unit by computing the overall enterprise value of the Company by valuing its various equity instruments, primarily based on the Class A common stock price per share. The overall enterprise value was allocated to each reporting unit using the discounted cash flow method to estimate the relative value of each reporting unit based on their future cash flows using a multi-year forecast, and a terminal value calculated using a long-term growth rate that was informed based on our industry, analyst reports of a public company peer set, current and expected future economic conditions and management expectations. The discount rate used to discount these future cash flows was determined using a capital asset pricing model based on the market value of equity of a public company peer set, adjusted for risk characteristics and expectations specific to the reporting unit, combined with an assessment of the cost of debt.
The discount rates used for each reporting unit in the June 30, 2023 impairment analysis ranged from 24.8% to 25.6%, and the Company applied a terminal year long-term growth rate of 3.0% for each reporting unit.
The discount rates used for the relevant reporting units in the June 30, 2024 impairment analysis ranged from 28.0% to 29.3%, and the Company applied a terminal year long-term growth rate of 3.0% for each relevant reporting unit. Remaining goodwill at June 30, 2024 relates to the Ben Custody and Ben Markets reporting units. Subsequent to the June 30, 2024 impairment, there was no excess of reporting unit fair value over carrying value for Ben Custody or Ben Markets.
Management continues to closely monitor the results of the reporting units and comparisons to the key assumptions used in our fair value estimate, in addition to operational initiatives and macroeconomic conditions, which may impact the results of the reporting units. The performance of the reporting units and the potential for future developments in the global economic environment, introduces a heightened risk for additional impairment. If management determines that the reporting units, specifically Ben Custody and Ben Markets, cannot achieve the growth assumptions noted above, or if there is continued deterioration in the market due to macroeconomic conditions, some or all of the remaining recorded goodwill could be subject to further impairment. While management cannot predict if or when additional future goodwill impairments may occur, additional goodwill impairments could have material adverse effects on the Company’s financial condition, operating income, net assets, and/or the Company’s cost of, or access to, capital.
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
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2024, that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
There have been no material changes in the legal proceedings previously disclosed in response to Part I, Item 3. “Legal Proceedings” set forth in our Annual Report on Form 10-K for the year ended March 31, 2024 filed with the SEC on July 9, 2024, except as set forth below.
On July 29, 2024, the Texas District Court entered an order vacating the previously disclosed arbitration award against the Company in the aggregate amount of approximately $55.3 million in compensatory damages, including pre-judgment and post-judgement interest. As previously disclosed, on December 16, 2022, a former member (the “Claimant”) of the board of directors of Beneficient Management, L.L.C. initiated a private arbitration in the International Court of Arbitration of the International Chamber of Commerce, challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. On April 23, 2024, the sole arbitrator held that in terminating the Claimant’s equity awards, the Company had breached its contractual obligations, and as a result, awarded the Claimant $55.3 million in compensatory damages, including pre-judgment and post-judgement interest (the “Arbitration Award”). The order vacated the Arbitration Award in its entirety. The Company was also asked to pay arbitration-related costs in the amount of approximately $0.1 million.
The Texas District Court directed the parties to file motions requesting any further relief that may be available within twenty days of the order. The Company intends to vigorously defend itself in the event the Claimant seeks any additional relief in connection with the order.
ITEM 1A — RISK FACTORS
There have been no material changes in the risk factors previously disclosed in response to Part I, Item 1A. “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024 filed with the SEC on July 9, 2024, except as set forth below.
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
On November 28, 2023, we received a letter from the Staff of Nasdaq (the “Nasdaq Staff”) notifying the Company that, for the previous 30 consecutive business days, the closing bid price for the Company’s Class A common stock had been below the minimum $1.00 per share required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until May 28, 2024, to regain compliance with the Bid Price Requirement.
Effective February 26, 2024, the Company transferred from the Nasdaq Global Market to the Nasdaq Capital Market. On March 22, 2024, the Company received a letter from Nasdaq advising that the Nasdaq Staff had determined that, as of March 21, 2024, the Company’s Class A common stock had a closing bid price of $0.10 or less for at least ten consecutive trading days. Accordingly, the Company was subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii). As a result, the Nasdaq Staff determined to delist the Company’s securities from The Nasdaq Capital Market, unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”) pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The Company requested a hearing, and such hearing was scheduled for May 21, 2024.
In order to regain compliance with the Bid Price Requirement, on April 18, 2024, the Company effected a reverse stock split of its Class A common stock and Class B common stock at a ratio of eighty (80) to one (1) and a simultaneous proportionate reduction in the authorized shares of each class of its Class A common stock and Class B common stock as required by NRS Section 78.207. On May 2, 2024, the Company received noticed from the Nasdaq Staff that the Company had regained compliance with the Bid Price Requirement, and that therefore, the Company was therefore in compliance with the listing requirements of the Nasdaq Capital Market. As a result, the Company’s hearing before the Panel was cancelled.
On July 16, 2024, the Company received a notice from the Nasdaq staff indicating that it is no longer in compliance with the minimum stockholders’ equity requirement (the “Minimum Stockholders’ Equity Requirement”) for continued listing on the

Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Notice”). Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000 or meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations, which the Company does not currently meet.
Pursuant to the Stockholders’ Equity Notice and the Listing Rules of Nasdaq, Nasdaq has provided the Company with 45 calendar days, or until August 30, 2024, to submit a plan to regain compliance with the Minimum Stockholders’ Equity Requirement. If the Company’s plan to regain compliance is accepted, the Staff can grant an extension of up to 180 calendar days from the date of the Stockholders’ Equity Notice to evidence compliance. If the Company’s plan to regain compliance is not accepted, or if it is accepted and the Company does not regain compliance in the timeframe required by Nasdaq, the Nasdaq Staff could provide notice that the Company’s shares of Class A common stock are subject to delisting. In such an event, the Company would have the right to request a hearing before the Panel. The hearing request would automatically stay any suspension or delisting action pending the completion of the hearings process. The Stockholders’ Equity Notice had no immediate impact on the listing of the Class A common stock, which will continue to be listed and traded on Nasdaq under the symbol “BENF,” subject to the Company’s compliance with the other listing requirements of Nasdaq.
The Company is currently evaluating options to regain compliance and intends to timely submit a plan to regain compliance with the Minimum Stockholders’ Equity Requirement. Although the Company intends to use all reasonable efforts to achieve compliance with the Minimum Stockholders’ Equity Requirement, there can be no assurance that the Company will be able to regain compliance with the Minimum Stockholders’ Equity Requirement or that the Company will otherwise be in compliance with other applicable Nasdaq listing criteria.
Additionally, on July 23, 2024, the Company notified Nasdaq that, following the resignations of Emily B. Hill and Dennis P. Lockhart from the Company’s Board and Audit Committee of the Board (the “Audit Committee”), the Company currently has a vacancy on the Audit Committee and intends to rely on the cure period set forth in the Nasdaq Listing Rule 5605 while it recruits a new Audit Committee member.
On July 25, 2024, the Company received a notice from Nasdaq (the “Audit Committee Notice”) confirming that the Company was no longer in compliance with Nasdaq’s audit committee composition requirements as set forth in Nasdaq Listing Rule 5605, which requires that the audit committee of a listed company be comprised of at least three “independent directors” (as defined in Nasdaq Listing Rule 5605(a)(2)). Pursuant to Nasdaq Listing Rule 5605(c)(4), the Company intends to rely on the cure period to reestablish compliance with Nasdaq Listing Rule 5605. The cure period is generally defined as until the earlier of the Company’s next annual meeting of stockholders or July 21, 2025. If the Company’s next annual meeting of stockholders is held before January 15, 2025, then the Company must evidence compliance no later than January 15, 2025. The Board is in the process of identifying and selecting a new member of the Board who qualifies as “independent” and meets the audit committee criteria set forth in Nasdaq Listing Rule 5605. The Board intends to comply fully with Nasdaq audit committee requirements by or before the end of the cure period described above, but there can be no assurance that the Company will be able to regain compliance with Nasdaq Listing Rule 5605 or that the Company will otherwise be in compliance with other applicable Nasdaq listing criteria. The Audit Committee Notice had no immediate impact on the listing of the Class A common stock, which will continue to be listed and traded on Nasdaq under the symbol “BENF,” subject to the Company’s compliance with the other listing requirements of Nasdaq..
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

We may not have a sufficient number of authorized shares of Class A common stock available to effect liquidity transactions, including pursuant to the ExchangeTrust Product Plan.
Our business plan involves the issuance of shares of our Class A common stock or securities convertible into Class A common stock as consideration for investments in alternative asset funds and the Board has approved the launch of the ExchangeTrust Product Plan to complete up to $5 billion of fiduciary financings to Customer ExAlt Trusts through ExchangeTrust transactions. We may not have sufficient unreserved, authorized shares based on the Company’s currently traded price per share to finance such transactions. As of August 9, 2024, we were authorized to issue a maximum of 18,750,000 shares of Class A common stock, and we had an aggregate of 4,006,365 shares of Class A common stock outstanding. Increasing the number of authorized shares of Class A common stock will require a vote of the holders of our Class A common stock, voting as a separate class, and the holders of our Class A common stock and Class B common stock voting as a single class. There can be no guarantee that we will be able to obtain permission from our stockholders to increase our authorized shares of Class A common stock. Should our stockholders be unwilling to approve a sufficient increase in the number of our authorized shares of Class A common stock, we may be limited in the amount of liquidity transactions we are able to finance.
Decisions made by an individual trustee could materially affect our custody business and the assets held in certain of our trusts.
Historically, we have been dependent upon the services of John Stahl, an individual who, prior to our receipt of the operating TEFFI charter in Kansas, served as trustee of most of our Customer ExAlt Trusts, excluding the custody trusts that are Delaware statutory trusts, which are trusts with the Delaware Trust Company serving as trustee. Mr. Stahl continued to serve as trustee of the Customer ExAlt Trusts established in our formative transactions until July 7, 2024, at which point BFF began the process of accepting such trusts as successor trustee. It is anticipated that BFF will complete the trust acceptance process in the near future, at which point it will serve as successor trustee of all of the Customer ExAlt Trusts. Previously, we replaced Mr. Stahl as trustee on certain other trusts, and BFF was appointed as trustee of the Customer ExAlt Trusts following the receipt of BFF’s TEFFI charter. Accordingly, BFF will be, subject to fiduciary duties and other restrictions included in our trust agreements and as a matter of law, as a trustee, BFF will have broad discretion and authority to take actions permitted by the trust agreements and applicable law.
Accordingly, decisions made by BFF could materially affect our business and the assets held in such trusts. It is impossible to determine how these decisions may affect the value of the Company and therefore our securities.
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
Additionally, on December 16, 2022, the Claimant initiated a private arbitration in the International Court of Arbitration of the International Chamber of Commerce, challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The Claimant sought total damages of $36.3 million plus attorney’s fees and punitive damages. On April 23, 2024, the sole arbitrator held that in terminating the Claimant’s equity awards, the Company had breached its contractual obligations, and as a result, awarded the Claimant $55.3 million in compensatory damages, including pre-judgment interest. Post-judgment interest was also awarded to claimant. Neither attorneys’ fees nor punitive damages were awarded to the claimant. The Company was also asked to pay arbitration-related costs in the amount of approximately $0.1 million. On July 29, 2024, the Texas District Court entered an order vacating the previously Arbitration Award against the Company in the aggregate amount of approximately $55.3 million in compensatory damages, including pre-judgment and post-judgement interest. The Texas District Court directed the parties to file motions requesting any further relief that may be available within twenty days of the order. The Company intends to vigorously defend itself in the event the Claimant seeks any additional relief in connection with the order.
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
The Company has received in the past, and may continue to receive in the future, negative publicity, which could adversely affect our reputation, operations, and financial condition. For example, we and certain of our officers and directors have been the subject of negative media coverage in the Wall Street Journal and other outlets regarding alleged self-dealing and the misuse of company funds. On July 28, 2023, we and certain of our executive officers filed a claim for defamation against Alexander Gladstone, the author of the Wall Street Journal’s previous media coverage concerning the Company. On May 22, 2024, the court in this case denied Mr. Gladstone’s motion to dismiss, allowing our claims to proceed. Mr. Gladstone filed an answer on June 19, 2024, and a trial has been set for March 2026. On July 26, 2024, defamation claims relating to the article authored by Gladstone were filed against Dow Jones & Co. Inc., the Wall Street Journal’s publisher. The parties are currently discussing when and how discovery should proceed given the new claims.
We may continue to experience negative attention in the media. Defamation claims by their nature are difficult to win, and we cannot predict the outcome of this litigation or its impact on us or our business. Such proceedings are time consuming and expensive and, regardless of the factual basis for the assertions being made or the strength of the claims, can have a negative impact on the Company’s reputation, on the morale and performance of the Company’s employees and on the Company’s relationships with regulators. Such impacts could be exacerbated if we do not prevail in the litigation. Regardless of the ultimate outcome of our defamation claim, such litigation may divert the time and effort of senior management from the management of the Company and may also have an adverse impact on the Company’s ability to take timely advantage of various business and market opportunities. Additionally, such negative publicity has in the past, and may continue, to impact the willingness of our customers and other parties to transact business with us. These direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on the Company’s businesses, financial condition and results of operations. Negative publicity also could have the effect of heightening the other risks described in our Annual Report on Form 10-K.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On each of May 3, 2024; May 6, 2024; May 7, 2024; May 13, 2024 and June 12, 2024; Yorkville purchased 200,000; 74,260; 14,053; 60,994 and 100,000 shares of Class A common stock for prices of $7.18; $5.82; $5.82; $4.85 and $3.09 per share, respectively, pursuant to the terms of the SEPA. Sales proceeds for these equity sales under the terms of the SEPA were approximately $2.6 million. Such issuances were in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.
On April 9, 2024 and June 21, 2024, respectively, the Company issued 11,354 shares and 3,431 shares of Class A common stock of the Company to a consultant of the Company. The issuance of the Class A common stock pursuant to these transactions was not registered under the Securities Act and each was issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
On May 9, 2024, the Company issued 114,343 shares of Class A common stock of the Company to a vendor of the Company. The issuance of the Class A common stock pursuant to this transaction was not registered under the Securities Act and was issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 — EXHIBITS

Exhibit
3.1.1
Articles of Incorporation of Beneficient (incorporated by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

3.1.2
Certificate of Change to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report of Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on April 16, 2024).

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

4.6.5
Registration Rights Agreement, by and between Beneficient and YA II PN, Ltd., dated August 6, 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on August 7, 2024).

4.7
Eighth Amended and Restated Limited Partnership Agreement of Beneficient Company Holdings, L.P. dated June 7, 2023 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

4.8
Ninth Amended and Restated Limited Partnership Agreement of Beneficient Company Holdings, L.P., effective April 18, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on April 16, 2024).

4.9
Form of Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on August 7, 2024).

4.10	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on August 7, 2024).
10.1
Second Amended and Restated Limited Liability Company Agreement of Beneficient Company Group, L.L.C., effective April 18, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on April 16, 2024).

10.2#
Securities Purchase Agreement, by and between Beneficient and YA II PN, Ltd., dated August 6, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on August 7, 2024).

10.3
Global Guaranty Agreement, by and among the subsidiaries of Beneficient set forth on the signature pages thereto, dated August 6, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on August 7, 2024).

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
#     Certain schedules and exhibits have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BENEFICIENT

Date: August 14, 2024	By:	/s/ Brad K. Heppner
Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Date: August 14, 2024	By:	/s/ Gregory W. Ezell
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)