Form 10-Q
period 2024-09-30
Beneficient
filed 2024-11-14
CIK 1775734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 8, 2024, Beneficient had 4,841,350 shares of Class A common stock outstanding and 239,256 shares of Class B common stock outstanding.

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
•the GWG Wind Down Trust historically owned a substantial percentage of the Company and held voting power with respect to those matters on which our stockholders have the right to vote (as last reported on Schedule 13D filed by the GWG Wind Down Trust on October 8, 2024, the GWG Wind Down Trust owns less than 8% of our Class A common stock);
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

BENEFICIENT
Form 10-Q
For the Quarter Ended September 30, 2024

PART I. FINANCIAL INFORMATION
Item 1 — Financial Statements
BENEFICIENT
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2024	March 31, 2024
(Dollars and shares in thousands)	(unaudited)
ASSETS
Cash and cash equivalents	$4,482	$7,913
Restricted cash	314	64
Investments, at fair value:
Investments held by Customer ExAlt Trusts (related party of $20 and $552)	334,987	329,113
Investments held by Ben (related party of nil and $6)	—	6
Other assets, net	15,991	14,699
Intangible assets	3,100	3,100
Goodwill	9,914	13,606
Total assets	$368,788	$368,501
LIABILITIES, TEMPORARY EQUITY, AND EQUITY (DEFICIT)
Accounts payable and accrued expenses (related party of $13,921 and $14,143)	$112,494	$157,157
Other liabilities (related party of $14,306 and $9,740)	19,123	31,727
Warrants liability	784	178
Convertible debt	1,936	—
Debt due to related parties	122,117	120,505
Total liabilities	256,454	309,567
Redeemable noncontrolling interests
Preferred Series A Subclass 0 Redeemable Unit Accounts, nonunitized	125,526	251,052
Total temporary equity	125,526	251,052
Shareholder’s equity (deficit):
Preferred stock, par value $0.001 per share, 250,000 shares authorized
Series A preferred stock, 0 and 0 shares issued and outstanding as of September 30, 2024 and March 31, 2024	—	—
Series B preferred stock, 227 and 227 shares issued and outstanding as of September 30, 2024 and March 31, 2024	—	—
Class A common stock, par value $0.001 per share, 18,750 shares authorized, 4,580 and 3,348 shares issued as of September 30, 2024 and March 31, 2024, respectively, and 4,573 and 3,339 shares outstanding as of September 30, 2024 and March 31, 2024, respectively	5	3
Class B convertible common stock, par value $0.001 per share, 250 shares authorized, 239 and 239 shares issued and outstanding as of September 30, 2024 and March 31, 2024	—	—
Additional paid-in capital	1,836,492	1,848,068
Accumulated deficit	(1,998,633)	(2,059,214)
Stock receivable	—	(20,038)
Treasury stock, at cost (9 shares as of September 30, 2024 and March 31, 2024)	(3,444)	(3,444)
Accumulated other comprehensive income	281	276
Noncontrolling interests	152,107	42,231
Total equity (deficit)	(13,192)	(192,118)
Total liabilities, temporary equity, and equity (deficit)	$368,788	$368,501
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in thousands, except per share amounts)	2024	2023	2024	2023
Revenues
Investment income (loss), net	$8,541	$(13)	$19,569	$487
Loss on financial instruments, net (related party of $(173), $(41,960), $(538) and $(45,526), respectively)	(179)	(42,775)	(1,362)	(46,236)
Interest and dividend income	12	114	24	230
Trust services and administration revenues (related party of $8, $8, $15 and $15, respectively)	187	(87)	376	15
Total revenues	8,561	(42,761)	18,607	(45,504)

Operating expenses
Employee compensation and benefits	7,135	15,398	10,985	51,221
Interest expense (related party of $3,135, $2,093, $6,189 and $2,825, respectively)	4,320	5,114	8,608	8,898
Professional services	7,257	6,657	12,801	17,030
Provision for credit losses	476	—	1,000	—
Loss on impairment of goodwill	298	306,684	3,692	1,402,989
Release of loss contingency related to arbitration award	—	—	(54,973)	—
Other expenses (related party of $694, $2,105, $1,388 and $4,221, respectively)	2,790	5,150	5,871	12,092
Total operating expenses	22,276	339,003	(12,016)	1,492,230
Operating income (loss)	(13,715)	(381,764)	30,623	(1,537,734)
(Gain) loss on liability resolution	(23,462)	—	(23,462)	—
Net income (loss) before income taxes	9,747	(381,764)	54,085	(1,537,734)
Income tax expense	—	—	28	—
Net income (loss)	9,747	(381,764)	54,057	(1,537,734)
Plus: Net loss attributable to noncontrolling interests - Customer ExAlt Trusts	4,523	3,592	5,049	17,458
Plus: Net loss attributable to noncontrolling interests - Ben	3,067	10,604	10,254	41,290
Less: Noncontrolling interest guaranteed payment	(4,423)	(4,167)	(8,779)	(8,272)
Net income (loss) attributable to Beneficient common shareholders	$12,914	$(371,735)	$60,581	$(1,487,258)
Other comprehensive income (loss):
Unrealized (loss) gain on investments in available-for-sale debt securities	26	(105)	5	4,185
Total comprehensive income (loss)	12,940	(371,840)	60,586	(1,483,073)
Less: comprehensive (loss) gain attributable to noncontrolling interests	26	(105)	5	4,185
Total comprehensive income (loss) attributable to Beneficient	$12,914	$(371,735)	$60,581	$(1,487,258)

Net income (loss) per common share
Class A - basic	$2.98	$(115.95)	$14.58	$(521.17)
Class B - basic	$2.69	$(113.50)	$14.80	$(454.08)

Net income (loss) per common share
Class A - diluted	$0.03	$(115.95)	$0.18	$(521.17)
Class B - diluted	$0.03	$(113.50)	$0.18	$(454.08)
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(UNAUDITED)
For the three months ended September 30, 2024 and 2023:

	Series A preferred stock		Series B preferred stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 10)	Total equity	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2024	—	$—	227	$—	4,006	$4	239	$—	$1,852,187	$(2,011,547)	$(20,038)	$(3,444)	$255	$34,293	$(148,290)	$251,052
Net income (loss)	—	—	—	—	—	—	—	—	—	12,914	—	—	—	(7,590)	5,324	4,423
Noncontrolling interest reclass	—	—	—	—	—	—	—	—	—	—	—	—	—	(122)	(122)	—
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	3,364	—	—	—	—	—	3,364	—
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	26	—	26	—
Preferred A.0 Unit Accounts guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,423)
Issuance of Class A common stock to settle liabilities	—	—	—	—	211	—	—	—	307	—	—	—	—	—	307	—
Issuance of Class A common stock	—	—	—	—	363	1	—	—	672	—	—	—	—	—	673	—
Termination of prepaid forward purchase agreement	—	—	—	—	—	—	—	—	(20,038)	—	20,038	—	—	—	—	—
Reclass of BCH Preferred A.0 from temporary to permanent equity	—	—	—	—	—	—	—	—	—	—	—	—	—	125,526	125,526	(125,526)
Balance, September 30, 2024	—	$—	227	$—	4,580	$5	239	$—	$1,836,492	$(1,998,633)	$—	$(3,444)	$281	$152,107	$(13,192)	$125,526
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (cont’d)
(UNAUDITED)

	Series A preferred stock		Series B preferred stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 10)	Total equity	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2023	—	$—	—	$—	2,376	$2	239	$—	$1,583,248	$(1,079,091)	$(20,038)	$(3,444)	$14,190	$786,080	$1,280,947	$251,052
Net income (loss)	—	—	—	—	—	—	—	—	—	(371,735)	—	—	—	(14,196)	(385,931)	4,167
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	8,503	—	—	—	—	—	8,503	—
Payment of employee payroll taxes on restricted equity units	—	—	—	—	—	—	—	—	(32)	—	—	—	—	—	(32)	—
Issuance of shares in connection with recent financings	—	—	—	—	36	—	—	—	6,603	—	—	—	—	(3,193)	3,410	—
Reclass of distributions payable to noncontrolling interest holder	—	—	—	—	—	—	—	—	—	—	—	—	—	(238)	(238)	—
Conversion of Preferred Series C to Class A common stock	—	—	—	—	550	—	—	—	205,759	—	—	—	—	(205,759)	—	—
Reclassification of realized gain upon transfer from available-for-sale debt security to equity interest	—	—	—	—	—	—	—	—	—	—	—	—	(13,694)	—	(13,694)	—
Settlement of restricted stock units	—	—	—	—	68	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series B-1 preferred stock in connection with recent financings	—	—	3,769	4	—	—	—	—	36,703	—	—	—	—	942	37,649	—
Adjustment to liability assumed at de-SPAC	—	—	—	—	—	—	—	—	500	—	—	—	—	—	500	—
Issuance of shares to settle liability assumed at de-SPAC	—	—	—	—	6	—	—	—	1,250	—	—	—	—	—	1,250	—
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	(105)	—	(105)	—
Preferred Series A.0 Unit Accounts guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,167)
Balance, September 30, 2023	—	$—	3,769	$4	3,036	$2	239	$—	$1,842,534	$(1,450,826)	$(20,038)	$(3,444)	$391	$563,636	$932,259	$251,052
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (cont’d)
(UNAUDITED)
For the six months ended September 30, 2024 and 2023:

	Series A preferred stock		Series B-1 preferred stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 10)	Total equity	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2024	—	$—	227	$—	3,348	$3	239	$—	$1,848,068	$(2,059,214)	$(20,038)	$(3,444)	$276	$42,231	$(192,118)	$251,052
Net income (loss)	—	—	—	—	—	—	—	—	—	60,581	—	—	—	(15,303)	45,278	8,779
Noncontrolling interest reclass	—	—	—	—	—	—	—	—	—	—	—	—	—	(347)	(347)	—
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	4,358	—	—	—	—	—	4,358	—
Issuance of shares in connection with equity purchase agreement	—	—	—	—	449	1	—	—	2,554	—	—	—	—	—	2,555	—
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	5	—	5	—
Preferred A.0 guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,779)
Issuance of common shares to settle liability	—	—	—	—	340	—	—	—	1,221	—	—	—	—	—	1,221	—
Issuance of Class A common stock	—	—	—	—	363	1	—	—	672	—	—	—	—	—	673	—
Rounding adjustment in connection with reverse stock split	—	—	—	—	80	—	—	—	—	—	—	—	—	—	—	—
Equity issuance costs reclassed to APIC	—	—	—	—	—	—	—	—	(343)	—	—	—	—	—	(343)	—
Termination of prepaid forward purchase agreement	—	—	—	—	—	—	—	—	(20,038)	—	20,038	—	—	—	—	—
Reclass of BCH Preferred A.0 from temporary to permanent equity	—	—	—	—	—	—	—	—	—	—	—	—	—	125,526	125,526	(125,526)
Balance, September 30, 2024	—	$—	227	$—	4,580	$5	239	$—	$1,836,492	$(1,998,633)	$—	$(3,444)	$281	$152,107	$(13,192)	$125,526
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (cont’d)
(UNAUDITED)

	Series A preferred stock		Series B preferred stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling interests (Note 10)	Total equity	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2023	—	$—	—	$—	2,252	$2	239	$—	$1,579,742	$—	$—	$(3,444)	$9,900	$142,213	$1,728,413	$950,493
Net income (loss)	—	—	—	—	—	—	—	—	(36,432)	(1,450,826)	—	—	—	(58,748)	(1,546,006)	8,272
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	35,504	—	—	—	—	—	35,504	—
Payment of employee payroll taxes on restricted equity units	—	—	—	—	—	—	—	—	(116)	—	—	—	—	—	(116)	—
Issuance of common and preferred shares upon closing of de-SPAC transaction, net of issuance costs	2,749	3	—	—	100	—	—	—	(4,293)	—	—	—	—	—	(4,290)	—
Conversion of Series A preferred to Class A common	(2,749)	(3)	—	—	9	—	—	—	3	—	—	—	—	—	—	—
Issuance of shares in connection with recent financings	—	—	—	—	43	—	—	—	11,756	—	—	—	—	(3,060)	8,696	—
Reclass of distributions payable to noncontrolling interest holder	—	—	—	—	—	—	—	—	—	—	—	—	—	(567)	(567)	—
Conversion of Class S Ordinary to Class A common	—	—	—	—	5	—	—	—	3,884	—	—	—	—	(3,884)	—	—
Non-cash dividend to related party	—	—	—	—	—	—	—	—	(110)	—	—	—	—	—	(110)	—
Share-based awards to related party employees	—	—	—	—	—	—	—	—	110	—	—	—	—	—	110	—
Conversion of Preferred Series C to Class A common stock	—	—	—	—	550	—	—	—	205,759	—	—	—	—	(205,759)	—	—
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	4,185	—	4,185	—
Deemed dividend for BCG Preferred B.2 Unit Accounts preferred return	—	—	—	—	—	—	—	—	6,942	—	—	—	—	(6,942)	—	—
Reclassification of realized gain upon transfer from available-for-sale debt security to equity interest	—	—	—	—	—	—	—	—	—	—	—	—	(13,694)	—	(13,694)	—
Settlement of restricted stock units	—	—	—	—	68	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series B-1 preferred stock in connection with recent financings	—	—	3,769	4	—	—	—	—	36,703	—	—	—	—	942	37,649	—
Redemption of BCG Preferred B.2 Unit Accounts	—	—	—	—	—	—	—	—	(1,413)	—	—	—	—	—	(1,413)	—
Preferred Series A.0 Unit Accounts guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,272)
Issuance of shares to settle liability assumed at de-SPAC	—	—	—	—	9	—	—	—	3,995	—	—	—	—	—	3,995	—
Adjustment to liability assumed at de-SPAC	—	—	—	—	—	—	—	—	500	—	—	—	—	—	500	—
Stock receivable on prepaid forward purchase	—	—	—	—	—	—	—	—	—	—	(20,038)	—	—	—	(20,038)	—
Reclass of BCH Preferred A.1 from temporary to permanent equity	—	—	—	—	—	—	—	—	—	—	—	—	—	699,441	699,441	(699,441)
Balance, September 30, 2023	—	$—	3,769	$4	3,036	$2	239	$—	$1,842,534	$(1,450,826)	$(20,038)	$(3,444)	$391	$563,636	$932,259	$251,052
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
(Dollars in thousands)	2024	2023

Cash flows from operating activities:
Net income (loss)	$54,057	$(1,537,734)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	805	1,922
Net amortization of debt premium and discount (related party of $99 and $(1,835))	99	(1,355)
Loss on impairment of goodwill	3,692	1,402,989
Loss on financial instruments, net (related party of $(538) and $(45,526))	1,362	46,236
Investment income, net	(19,569)	(487)
Non cash interest expense (related party of $4,622 and $4,763)	6,584	10,272
Non cash interest income	—	(220)
Non cash share-based compensation	4,358	35,504
Provision for credit losses	1,000	—
Release of loss contingency related to arbitration award	(54,973)	—
(Gain) loss on liability resolution	(23,462)	—
Changes in assets and liabilities:
Changes in other assets	168	(987)
Changes in accounts payable and accrued expenses	6,710	16,591
Changes in other liabilities and deferred revenue	(90)	(87)
Net cash used in operating activities	(19,259)	(27,356)
Cash flows from investing activities:
Return of investments in alternative assets held by Customer ExAlt Trusts	12,547	26,256
Purchase of investments in alternative assets held by Customer ExAlt Trusts	(450)	(529)
Purchase of premises and equipment	(933)	(955)
Proceeds from sale of put options by Ben	—	968
Net cash provided by investing activities	11,164	25,740
Cash flows from financing activities:
Proceeds from related party debt financings	1,675	—
Payments on related party debt financings	(200)	—
Proceeds from issuance of convertible debt	1,775	—
Payments on Customer ExAlt Trust loan payable	—	(5,556)
Redemption of Preferred Series B Subclass 2 Unit Accounts	—	(1,413)
Proceeds received from issuance of Class A common shares under equity purchase agreement	2,555	—
Payment of deferred financing costs for equity	(1,564)	(3,153)
Proceeds from sale of Class A common shares	673	—
Payment of employee income taxes on restricted equity units	—	(116)
Proceeds from de-SPAC merger	—	24,761
Payment for prepaid forward purchase agreement	—	(20,038)
Net cash provided by (used in) financing activities	4,914	(5,515)
Net decrease in cash, cash equivalents, and restricted cash	(3,181)	(7,131)
Cash, cash equivalents, and restricted cash at beginning of period	7,977	9,545
Cash, cash equivalents, and restricted cash at end of period	$4,796	$2,414
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
BCH is a Delaware limited partnership formed on July 1, 2010. BCH is primarily a holding company that directly or indirectly receives all active and passive income of the Company and allocates that income among the partnership interests issued by BCH. As of September 30, 2024, BCH has issued and outstanding general partnership Subclass 1 Class A Units (“BCH Class A Units”), Class S Ordinary Units of BCH (the “BCH Class S Ordinary Units”), Class S Preferred Units of BCH (the “BCH Class S Preferred Units”), FLP Unit Accounts (Subclass 1, Subclass 2, and Subclass 3), Preferred Series A Subclass 0 Unit Accounts (“BCH Preferred A.0”), and Preferred Series A Subclass 1 Unit Accounts (“BCH Preferred A.1”).
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
Liquidity and Going Concern
As of September 30, 2024, we had unrestricted cash and cash equivalents of $4.5 million. Besides the unrestricted cash and cash equivalents, the Company’s principal sources of liquidity available to meet its contractual obligations are proceeds on ExAlt Loan payments and fee income derived from distributions on investments held by the Customer ExAlt Trusts and potential access to capital under the Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), however, our ability to access the cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio is limited by the terms of the ExAlt Loans from Ben Liquidity to the Customer ExAlt Trusts and our ability to access proceeds from SEPA is subject to market conditions, such as trading volume, price of our Class A Common Stock and other factors beyond our control. While we generated net income of $54.1 million for the six months ended September 30, 2024, we have historically generated net losses and, in aggregate, these net losses have resulted in an accumulated deficit of $2.0 billion as of September 30, 2024. As of October 31, 2024, we had unrestricted cash and cash equivalents of approximately $3.5 million. All of these conditions raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance.
We expect the Company will require additional capital to satisfy our obligations and fund our operations for the next twelve months, which will likely be achieved through the issuance of additional debt or equity, including through the SEPA. Also, we intend to potentially refinance some or all of our existing borrowings, including approximately $23.5 million of certain outstanding borrowing that will be maturing in the remainder of fiscal year 2025, with either our current lenders or other lenders, and continue to seek opportunities to reduce corporate overhead; however, we cannot conclude these are probable of being implemented or, if probable of being implemented, being in sufficient enough amounts to satisfy our contractual amounts as they presently exist that are coming due over the next 12 months as of the date of the filing of these financial statements with the SEC.
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
As more fully described in Note 8, on October 19, 2023, we entered into a three-year $25.0 million term loan with HH-BDH LLC, which was fully drawn upon closing and, the proceeds of which were used or are intended to be used to repay certain outstanding obligations, fund development of our products, and provide additional working capital. On August 16, 2024, we entered into an amendment to the term loan with HH-BDH to add an additional term loan of $1.7 million, which was used to provide working capital. The HH-BDH Credit Agreement contains certain financial maintenance covenants, including a debt service coverage ratio. On August 6, 2024, the Company entered into a securities purchase agreement with Yorkville, pursuant to which the Company agreed to issue and sell convertible debentures in an aggregate principal amount of up to $4.0 million and warrants to purchase up to 1,325,382 shares of the Company’s Class A common stock at an exercise price of $2.63. As of September 30, 2024, the Company has issued $2.0 million to Yorkville in aggregate principal amount of the convertible debentures and warrants to purchase up to 662,691 shares of Common Stock. The Company will issue the additional convertible debentures and warrants on or before the first business day after the date the registration statement registering the resale of the common stock underlying the convertible debentures and warrants is declared effective by the SEC. The Yorkville securities purchase agreement contains certain covenants. If any of these limitations of the HH-BDH Credit Agreement or the Purchase Agreement were to materially impede the flow of cash to us, our ability to service and repay our debt would be materially and adversely affected.
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
On September 30, 2024, Amendment No. 1 to the Ninth A&R BCH LPA was adopted to re-designate fifty percent (50%)% of the aggregate capital account balances in the BCH Preferred A.0 as non-redeemable Preferred A.0 Unit Accounts (such redesignated portion, the “BCH Preferred A.0 Non-Redeemable”) with the remaining fifty percent (50%)% of the capital account balances in the BCH Preferred A.0 Accounts remaining redeemable (such remaining Preferred A.0 being the “BCH Preferred A.0 Redeemable”).

The BCH Preferred A.0 Non-Redeemable is identical to the BCH Preferred A.0 Redeemable except that it does not have any cash redemption rights.
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
Significant accounting policies are detailed in Note 2 to the consolidated financial statements included in the Company’s Annual Report. Other than described below, there are no new or revised significant accounting policies as of September 30, 2024.
Warrant Liability
The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), then in accordance with ASC 815 ("ASC 815"), Derivatives and Hedging. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its Common Stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.
The Company accounts for its outstanding warrants, which are principally comprised of those assumed in the Transaction (as described in Note 4) and the warrants issued to Yorkville (as described in Note 7), in accordance with the guidance contained in ASC 815, Derivatives and Hedging, whereby under those accounting requirements, our outstanding warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies our warrant instruments as a liability recorded at fair value and adjusts the instruments to fair value at each reporting period using quoted market prices, where available, or other appropriate valuation techniques, such as an option pricing model. The warrant liability is re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s consolidated statements of comprehensive income (loss). Such warrant classification is also subject to re-evaluation at each reporting period.
Convertible Debt
The Company has elected the fair value option to account for the convertible debentures with Yorkville (as described in Note 7). The Company recorded the convertible debentures at fair value upon issuance. The Company records changes in fair value in the consolidated statements of comprehensive income (loss), with the exception of changes in fair value due to instrument-specific credit risk which, if present, will be recorded as a component of other comprehensive income (loss). Interest expense related to the convertible debentures is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the convertible debentures were expensed as incurred.
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
Instead, the interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts, which are eliminated in the presentation of our consolidated financial statements, directly impact the net income (loss) attributable to Ben’s and BCH’s equity holders. Our Ben Liquidity and Ben Custody business segments, which relate to our current operating subsidiaries, are owned by the Company’s equity holders (including those of BCH), and recognize revenue through (i) interest income on ExAlt Loans made to the Customer ExAlt Trusts in connection with our liquidity transactions for Customers with interest rates between 5.0% and 14.0% per annum charged against the outstanding principal balance of the ExAlt Loan, (ii) fee income billed at closing, but recognized as revenue ratably over the expected life of the alternative asset, for each liquidity transaction with Customers for services including access to and use of the AltAccess platform, transfer of the alternative assets, and delivery of the consideration to the client, with fee rates between 1.0% and 7.0% of the sum of the NAV and remaining unfunded commitment of the transacted alternative asset, and (iii) recurring fee income recognized each period for providing services including trustee, custody, and trust administration of the Customer ExAlt Trusts while they hold investments, with fee rates generally at 2.8% per annum of the sum of the NAV and remaining unfunded commitment of the alternative assets held. Ben Liquidity and Ben Custody revenue recognized for the three and six months ended September 30, 2024 and 2023 is as follows:
a.Ben Liquidity recognized $12.0 million and $13.0 million in interest income during the three months ended September 30, 2024 and 2023, respectively. For the six months ended September 30, 2024 and 2023, Ben Liquidity recognized interest income of $22.8 million and $25.0 million, respectively.
b.Ben Custody recognized $5.4 million and $6.5 million in trust services and administration revenues during the three months ended September 30, 2024 and 2023, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods. For the six months ended September 30, 2024 and 2023, Ben Custody recognized trust services and administration revenues of $10.8 million and $13.1 million, respectively.
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

(in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Operating income (loss)
Ben Liquidity	$2,905	$(272,091)	$2,391	$(1,175,119)
Ben Custody	4,329	(80,847)	5,616	(270,844)
Corporate & Other	(16,426)	(25,234)	27,665	(74,313)
Plus: Gain on liability resolution	23,462	—	23,462	—
Less: Income tax expense (allocable to Ben and BCH equity holders)	—	—	(28)	—
Plus: Net loss attributable to noncontrolling interests - Ben	3,067	10,604	10,254	41,290
Less: Noncontrolling interest guaranteed payment	(4,423)	(4,167)	(8,779)	(8,272)
Net income (loss) attributable to common shareholders	$12,914	$(371,735)	$60,581	$(1,487,258)
Significant Accounting Policies - Impacting Allocation of Net Income (Loss) to Beneficient’s Equity Holders
As described above, certain income and expenses involving transactions between Ben and the Customer ExAlt Trusts are eliminated for financial reporting purposes; however, the income or expenses are important to determine the net income (loss) allocable to Ben’s and BCH’s equity holders. Significant accounting policies related to the significant income and expense items eliminated in our consolidated financial statements, but impacting the allocation of net income (loss) to Beneficient’s equity holders, are detailed in Note 3 to the consolidated financial statements included in the Company’s Annual Report. There are no new or revised significant accounting policies related to the significant income and expense items eliminated in our consolidated financial statements as of September 30, 2024 impacting allocation of net income (loss) to Ben’s and BCH’s equity holders.
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
No sales of any of the Prepaid Forward Shares occurred through September 30, 2024. On September 30, 2024, the Company and the Purchaser entered into an agreement to terminate the Forward Purchase Agreement. In connection with the termination of the Forward Purchase Agreement, the Purchaser agreed to return the 23,651 Prepaid Forward Shares to the Company.
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
As part of the conversion to BCG Class A Common Units, additional value of approximately $15.0 million was provided to certain holders who were members of our Board at the time of conversion. The additional value was accounted for as compensation, which resulted in stock-based compensation expense of $15.0 million during the quarter ended June 30, 2023.
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
Common Stock Warrants
The Company assumed 15,525,000 publicly-traded Avalon Warrants (“Avalon Public Warrants”), which are exercisable for 194,063 shares of Class A common stock, as adjusted for stock splits, and 8,100,000 private placement Avalon Warrants, which are exercisable for 101,250 shares of Class A common stock, as adjusted for stock splits, (“Avalon Private Warrants” and together with the Avalon Public Warrants, the “Avalon Warrants”), which were originally issued by Avalon in connection with its initial public offering and, as a result of the assumption by the Company, became Warrants. The Avalon Public Warrants assumed by Ben are referred to as the “Public Warrants” and the Avalon Private Warrants assumed by Ben are referred to as the “Private Warrants,” and collectively, the “Warrants.” The Warrants are included in derivative warrant liabilities on the Company’s consolidated statements of financial condition. The Warrants entitle the holder to exercise each whole warrant for one share of Class A common stock and one share of Series A preferred stock at an exercise price of $920.00 (each a “Warrant” and collectively, the “Warrants”).
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
As of September 30, 2024, there were 24,699,725 Warrants outstanding with a fair value of $0.2 million, as reflected in the warrant liability line item on the consolidated statements of financial condition. During the three months ended September 30, 2024 and 2023, gains of nominal and $0.2 million, respectively, were recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). During the six months ended September 30, 2024 and 2023, gains of nominal and $1.7 million, respectively, were recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.

5.    Investments, at Fair Value
Investments held by Ben or held by the Customer ExAlt Trusts are comprised of investments in alternative assets, public debt and equity securities, other equity securities and interests (including those of a related party), and put options. The composition of investments recorded at fair value by holder is included in the table below (in thousands):

	September 30, 2024		March 31, 2024
	Ben	Customer ExAlt Trusts	Ben	Customer ExAlt Trusts
Alternative assets	$—	$301,388	$—	$293,916
Public equity securities and option	—	4,885	—	4,897
Debt securities available-for-sale	—	1,969	—	2,962
Other equity securities and interests	—	26,745	6	27,338
Total investments, at fair value	$—	$334,987	$6	$329,113
Investments in Alternative Assets held by the Customer ExAlt Trusts
The investments in alternative assets are held, either through direct ownership or through beneficial interests, by certain of the Customer ExAlt Trusts and consist primarily of limited partnership interests in various alternative investments, including private equity funds. These alternative investments are valued using NAV as a practical expedient. Changes in the NAV of these investments are recorded in investment income (loss), net in our consolidated statements of comprehensive income (loss). The investments in alternative assets provide the economic value that ultimately collateralizes the ExAlt Loans that Ben Liquidity originates with the Customer ExAlt Trusts in liquidity transactions and any associated fees due from the Customer ExAlt Trusts. The increase in investments in alternative assets since March 31, 2024, was primarily driven by net upward adjustments of NAV as reported by the investment managers or general partners offset by $12.5 million in distributions.
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

Portfolio Information
Our portfolio of alternative asset investments, held by certain of the Customer ExAlt Trusts by asset class of each fund as of September 30, 2024 and March 31, 2024, is summarized below (in thousands):

	Alternative Investments Portfolio Summary
	September 30, 2024		March 31, 2024
Asset Class	Carrying Value	Unfunded Commitments	Carrying Value	Unfunded Commitments
Private Equity	$138,089	$37,989	$116,462	$38,401
Venture Capital	128,033	2,344	139,495	2,548
Natural Resources	16,815	3,318	17,553	3,340
Private Real Estate	8,580	2,884	8,760	2,907
Hedge Funds	3,539	245	6,095	245
Other(1)	6,332	383	5,551	382
Total	$301,388	$47,163	$293,916	$47,823
(1) “Other” includes earnouts, escrow, net other assets, and private debt strategies.
As of September 30, 2024, the Customer ExAlt Trusts collectively had exposure to 237 professionally managed alternative asset investment funds, comprised of 797 underlying investments, 92 percent of which are investments in private companies.
Public Equity Securities
Investment in public equity securities primarily represents ownership by both Ben and certain of the Customer ExAlt Trusts in public companies. These investments are carried at fair value, which is determined using quoted market prices. Any realized gains and losses are recorded on a trade-date basis. Realized and unrealized gains and losses are recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). As of September 30, 2024 and March 31, 2024, the fair value of investments in public equity securities was $4.9 million and $4.9 million, respectively. On August 1, 2023, GWG Holdings’ plan of reorganization was declared effective, and the Company’s investment was transferred to equity interests in the GWG Wind Down Trust (as defined herein). The interests in the GWG Wind Down Trust are reflected as an investment in other equity securities. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
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
No put options were held as of September 30, 2024 and March 31, 2024. For the three months ended September 30, 2023, Ben recognized losses of $0.7 million on the put options, of which approximately $0.3 million is attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction. For the six months ended September 30, 2023, Ben has recognized losses of $3.0 million on the put options, of which approximately $2.0 million is attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.

Debt Securities Available-for-Sale
As of September 30, 2024 and March 31, 2024, investments in debt securities represent ownership in privately held debt securities. Investments in debt securities are classified and accounted for as available-for-sale, with unrealized gains and losses presented as a separate component of equity under the accumulated other comprehensive income (loss) line item.
Prior to August 1, 2023, investments in debt securities also included ownership in corporate debt securities, specifically, L Bonds of GWG Holdings (“L Bonds”) held by certain of the Customer ExAlt Trusts. The L Bonds had a maturity date of August 8, 2023. However, upon the effectiveness of GWG Holdings’ plan of reorganization on August 1, 2023, the investments in L Bonds converted to equity interests in the GWG Wind Down Trust, which are reflected in “other equity securities and interests,” as of September 30, 2024 and March 31, 2024.
The amortized cost, estimated fair value, and unrealized gains and losses on investments in debt securities classified as available-for-sale as of September 30, 2024 and March 31, 2024 are summarized as follows:

	September 30, 2024
(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Other debt securities	$2,685	$344	$(1,060)	$1,969
Total available-for-sale debt securities	$2,685	$344	$(1,060)	$1,969

	March 31, 2024
(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Other debt securities	$2,685	$1,337	$(1,060)	$2,962
Total available-for-sale debt securities	$2,685	$1,337	$(1,060)	$2,962
The table below indicates the length of time individual debt securities have been in a continuous loss position as of September 30, 2024 and March 31, 2024:

	September 30, 2024		March 31, 2024
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other debt securities:
Less than twelve months	$—	$—	$—	$—
Twelve months or longer	1,969	1,060	1,964	1,060
Total available-for-sale debt securities with unrealized losses	$1,969	$1,060	$1,964	$1,060
The noncredit-related portion of the net unrealized gains was nominal for the three and six months ended September 30, 2024, and recognized as a component of accumulated other comprehensive income (loss). The noncredit-related portion of the net unrealized losses of $0.1 million and gains of $4.2 million for the three and six months ended September 30, 2023, respectively, was recognized as a component of accumulated other comprehensive income (loss). Unrealized net gains of $13.7 million related to the Company’s previously classified available-for-sale debt securities were reclassified from accumulated other comprehensive income and recognized within the gain (loss) on financial instruments, net line item of the consolidated statements of comprehensive income(loss) during the three and six months ended September 30, 2023, respectively.
During the three and six months ended September 30, 2024, the Company determined there was $0.5 million and $1.0 million, respectively, credit-related loss on its investment in debt securities available-for-sale. During the three and six months ended September 30, 2023, the Company determined there was no credit-related loss on its investment in debt securities available-for-sale.

The following table is a rollforward of credit-related losses recognized in earnings for the periods presented below:

(Dollars in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$31,812	$31,290	$31,290	$31,290
Credit related losses not previously recognized	—	—	522	—
Increase in amounts previously recognized	476	—	476	—
Balance, end of period	$32,288	$31,290	$32,288	$31,290
The contractual maturities of available-for-sale debt securities as of September 30, 2024 and March 31, 2024 are as follows:

	September 30, 2024		March 31, 2024
(Dollars in thousands)	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Due in one year or less	$1,687	$1,969	$1,687	$1,964
No fixed maturity	998	—	998	998
	$2,685	$1,969	$2,685	$2,962
Other Equity Securities and Interests
Ben and certain of the Customer ExAlt Trusts hold investments in equity securities of private companies measured based on quoted prices for similar assets in active markets, including those of the GWG Wind Down Trust. On August 1, 2023, GWG Holdings’ plan of reorganization was declared effective and our investments in its common stock and L Bonds (previously accounted for as public equity securities and available-for-sale debt securities, respectively) were then transferred to an investment in the GWG Holdings Wind Down Trust. The fair value of these equity interests was nominal and $0.6 million as of September 30, 2024 and March 31, 2024, respectively. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
Additionally, certain of the Customer ExAlt Trusts hold investments in equity securities that do not have a readily determinable fair value. These equity securities are measured, using the measurement alternative for equity investments that do not have readily determinable fair values, at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The value of these equity securities was $26.7 million and $26.8 million as of September 30, 2024 and March 31, 2024, respectively. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein, which reflects any upward or downward adjustments to these equity securities for the periods presented herein. There were no impairments to these equity securities during the three and six months ended September 30, 2024 and 2023.
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
As of September 30, 2024 and March 31, 2024, the fair value of these investments using the NAV per share practical expedient was $301.4 million and $293.9 million, respectively. During the three months ended September 30, 2024 and 2023, a gain of $8.5 million and a nominal loss, respectively, were recognized from changes in NAV, which are recorded within the investment income (loss), net, line item of our consolidated statements of comprehensive income (loss). During the six months ended September 30, 2024 and 2023, a $19.6 million gain and $0.5 million gain, respectively, was recognized from changes in NAV, which is recorded within the investment income (loss), net, line item of our consolidated statements of comprehensive income (loss).
Financial instruments on a recurring basis
The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, on September 30, 2024 and March 31, 2024 are presented below.

	As of September 30, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Public equity securities	$4,885	$—	$—	$4,885
Other equity interests	—	20	—	20
Debt securities available-for-sale, other	—	—	1,969	1,969
Liabilities:
Convertible debt	—	—	1,936	1,936
Warrants liability	213	571	—	784

	As of March 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Public equity securities	$4,897	$—	$—	$4,897
Other equity interests	—	558	—	558
Debt securities available-for-sale, other	—	998	1,964	2,962
Liabilities:
Warrant liability	178	—	—	178
Prepaid forward liability	14	—	—	14

A reconciliation of gain (loss) on financial instruments, net for each of the periods presented herein is included in the tables below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Public equity securities:
Related party equity securities	$—	$(136)	$—	$(3,702)
Other public equity securities	745	(516)	(12)	(736)
Put options	—	(695)	—	(3,023)
Loss on initial issuance of convertible debt and warrant issuance to Yorkville	(1,700)	—	(1,700)	—
Convertible debt	225	—	225	—
Warrants liability	710	214	708	1,699
Prepaid forward liability	14	19	14	(73)
Derivative liability	—	163	—	1,581
Other equity securities and interests
Related party, fair value using quoted market prices of similar assets in active market (1)	(173)	(41,824)	(538)	(41,824)
Other, without a readily determinable fair value	—	—	(59)	(158)
Gain (loss) on financial instruments, net	$(179)	$(42,775)	$(1,362)	$(46,236)
(1) Includes realized net gains of $13.7 million related to the Company’s previously classified available-for-sale debt securities upon reclassification from accumulated other comprehensive income during the three and six months ended September 30, 2023.
The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:
Investment in other equity securities and interests
As of September 30, 2024 and March 31, 2024, the fair value of these equity interests is calculated using quoted prices for similar instruments observed in the equity capital markets and is classified as a Level 2 investment in the fair value hierarchy.
Investment in debt securities available-for-sale
Other debt securities. The fair value of these debt securities is calculated using the market approach adjusted for the recoverability of the security. The following table provides quantitative information about the significant unobservable inputs used in the fair value measure of the Level 3 other debt securities (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range	Weighted Average
September 30, 2024	$1,969	Market Approach	Enterprise value-to-revenue multiple	0.2x - 18.9x	1.80x
March 31, 2024	$1,964	Market Approach	Enterprise value-to-revenue multiple	0.2x - 18.9x	1.77x
The following table reconciles the beginning and ending fair value of our Level 3 other debt securities:

(Dollars in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$1,943	$2,183	$1,964	$2,078
Gains (losses) recognized in accumulated other comprehensive income (loss)(1)	26	(104)	5	1
Ending balance	$1,969	$2,079	$1,969	$2,079
(1) Recorded in unrealized gain (loss) on available-for-sale debt securities.

Convertible Debt
The Company issued convertible debentures to Yorkville as discussed in Note 7 whereby the Company elected to account for convertible debentures under the fair value option of accounting upon issuance. The Company estimated the fair value of the convertible debentures based on assumptions used in the Monte Carlo simulation model. This fair value measure is classified as Level 3 and using the following significant inputs as of the end of the reporting period: expected term (in months) - 4.2; stock price - $1.23; discount rate - 21.7%; expected volatility: 146.4%; expected dividend rate - 0%; and risk-free rate: 4.6%.
The following is a summary of the change in the fair value of the convertible debentures for the three and six months ended September 30, 2024 and 2023:

(Dollars in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Beginning fair value	$—	$—	$—	$—
Addition during the period	2,160	—	2,160	—
Change in fair value during the period	(224)	—	(224)	—
Ending fair value	$1,936	$—	$1,936	$—
As the fair value of the freestanding instruments identified with the convertible debentures exceeded the proceeds, a loss on issuance on convertible debentures was recognized. Refer to Note 7 for further information.
Warrants
As part of the transaction with Yorkville related to the convertible debentures discussed in Note 7, the Company also issued warrants to purchase our Class A common stock. These warrants are liability classified and subject to periodic remeasurement. The fair value of these warrants issued to Yorkville are measured using the Black-Scholes option pricing model. The key inputs used in the valuation as of the end of the reporting period are: expected terms (in years) - 2.85; stock price - $1.23; exercise price: $2.63; expected volatility: 146.4%; expected dividend rate - 0%; and risk-free rate: 3.34%.
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
The derivative liability was extinguished along with its related debt on October 18, 2023, as discussed in Note 7.
The following table reconciles the beginning and ending fair value of our Level 3 derivative liability:

(Dollars in thousands)	Three Months Ended September 30,	Six Months Ended September 30,
	2023	2023
Beginning balance	$2,095	$3,513
Gains recognized in earnings(1)	(163)	(1,581)
Ending balance	$1,932	$1,932
(1) Recorded in (gain) loss on financial instruments, net.
There have been no transfers between levels for any assets or liabilities recorded at fair value on a recurring basis or any changes in the valuation techniques used for measuring the fair value as of September 30, 2024 and March 31, 2024, respectively.

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
The value of these equity securities was $26.7 million and $26.8 million as of September 30, 2024 and March 31, 2024, respectively. Additionally, as of September 30, 2024, one security has cumulative upward adjustments of $10.8 million based upon observable price changes, which was based on a then recent equity offering and stock to stock transactions. No significant adjustments were made during the three and six months ended September 30, 2024 and 2023.
Goodwill
During the first and second quarters of fiscal 2025 and 2024, primarily as a result of a significant, sustained decline in our Class A common stock price and the Company’s related market capitalization, we concluded that it was more likely than not that the fair value of our reporting units were below their carrying amount and resulted in us performing an interim impairment assessment. As a result, we wrote the carrying value of each report unit with goodwill down to their estimated fair value and recognized a non-cash goodwill impairment charge of $0.3 million and $306.7 million during the three months ended September 30, 2024 and 2023, respectively, which is reflected in loss on impairment of goodwill in the consolidated statements of comprehensive income (loss). For the six months ended September 30, 2024 and 2023, a non-cash goodwill impairment charge of $3.7 million and $1.4 billion, respectively, was recognized in the consolidated statements of comprehensive income (loss). Prior to the goodwill impairment recorded during the first quarter of fiscal 2024, the Company had not previously recorded any impairments of goodwill.
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
The discount rates used in the impairment analysis for each reporting unit ranged from: 24.8% to 25.6% for June 30, 2023 and 25.3% to 26.2% for September 30, 2023. The discount rates used for each reporting unit ranged from: 28.0% to 29.3% for June 30, 2024 and 28.0% to 29.3% for September 30, 2024. The Company applied a terminal year long-term growth rate of 3.0% for each reporting unit during each of the interim impairment assessments. Remaining goodwill at September 30, 2024 relates to Ben Custody and Ben Markets. Subsequent to the impairment analysis as of September 30, 2024, there was no excess of reporting unit fair value over carrying value for Ben Custody and approximately $0.4 million of reporting unit fair value over carrying value for Ben Markets.
The change in goodwill at each reporting unit was as follows:

	March 31, 2024	Impairment	September 30, 2024
Ben Liquidity	$—	$—	$—
Ben Custody	10,896	(3,427)	7,469
Ben Insurance	—	—	—
Ben Markets	2,710	(265)	2,445
Total Goodwill	$13,606	$(3,692)	$9,914
There were no other assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2024 and March 31, 2024.
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
The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value as of September 30, 2024 and March 31, 2024, were as noted in the table below:

	As of September 30, 2024
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$4,482	$4,482
Restricted cash	1	314	314
Financial liabilities:
Debt due to related parties, net	2	122,117	138,919
Accounts payable and accrued expenses	1	112,494	112,494

	As of March 31, 2024
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$7,913	$7,913
Restricted cash	1	64	64
Financial liabilities:
Debt due to related parties, net	2	120,505	129,327
Accounts payable and accrued expenses	1	157,157	157,157
7.    Debt
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
The loan agreement included a contingent interest feature whereby additional interest could be owed up to a maximum rate of 21% under certain circumstances, dependent principally on the cash flows generated by the pro rata portion of the underlying collateral. As the contingent interest feature was not based on creditworthiness, such feature was not clearly and closely related to the host instrument and was therefore bifurcated and recognized as a derivative liability with a resulting debt discount at inception. The change in the fair value of the contingent interest derivative liability resulted in a net gain of $0.2 million and $1.6 million that is reflected in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss) for the three and six months ended September 30, 2023, respectively. The amortization of the debt discount, which is reflected as a component of interest expense in the consolidated statements of comprehensive income (loss), was $0.2 million and $0.5 million for the three and six months ended September 30, 2023, respectively.
Convertible Debentures
On August 6, 2024, the Company, entered into a securities purchase agreement with Yorkville, in connection with the issuance and sale of convertible debentures in an aggregate principal amount of up to $4.0 million (the “Convertible Debentures”), which will be convertible into shares of the Company’s Class A common stock (as converted, the “Conversion Shares”). The Company issued $2.0 million in aggregate principal amount of Convertible Debentures upon the signing the Purchase Agreement (the “First Closing”) for proceeds of approximately $1.8 million. The Company will issue an additional $2.0 million in aggregate principal amount of Convertible Debentures for proceeds of approximately $1.8 million on or before the first business day after the date the registration statement with the SEC registering the resale of the Conversion Shares and the Warrant Shares (as defined below) is declared effective by the SEC (the “Second Closing”). The Second Closing had not occurred as of September 30, 2024. The Convertible Debentures were or will be issued at an original issue discount of 10%.
The Convertible Debentures do not bear interest, subject to a potential increase to 18.0% per annum (or the maximum amount permitted by applicable law) upon the occurrence of certain events of default. The Convertible Debentures will mature on February 6, 2025 (the “Maturity Date”). The Company will be required to make monthly cash payments of principal in the amount of $1.3 million (or such lesser amount as may then be outstanding) plus all accrued and unpaid interest as of such payment. Such payments will commence 30 days following the Second Closing and will continue on a monthly basis thereafter until the Convertible Debentures are repaid in full, subject to certain conditions as described in the Convertible Debenture. The Convertible Debentures are convertible at the option of the holder into Class A common stock equal to the applicable Conversion Amount (as in the Convertible Debenture) divided by $3.018 (the “Conversion Price”). The maximum amount of shares issuable upon conversion of the Convertible Debentures is 1,325,382.
The Convertible Debenture provides the Company, subject to certain conditions, with an optional redemption right pursuant to which the Company, upon 10 trading days’ prior written notice to Yorkville (the “Redemption Notice”), may redeem in cash, in whole or in part, all amounts outstanding under the Convertible Debentures prior to the Maturity Date; provided that the volume weighted average price on the date such Redemption Notice is delivered is less than the Conversion Price at the time of the Redemption Notice. The redemption amount shall be equal to the outstanding principal balance being redeemed by the Company, plus the redemption premium of 10% of the principal amount being redeemed, plus all accrued and unpaid interest in respect of such redeemed principal amount.
Additionally, pursuant to the terms of the Purchase Agreement, the Company agreed to issue the warrants to Yorkville (each a “Yorkville Warrant” and collectively, the “Yorkville Warrants”) to purchase up to 1,325,382 shares of Class A common stock at an exercise price of $2.63, which shall be exercisable into Class A common stock for cash (collectively, the “Warrant Shares”). At the First Closing, the Company issued a Yorkville Warrant to purchase up to 662,691 shares of Class A common stock, and at the Second Closing, the Company will issue an additional Yorkville Warrant to purchase up to 662,691 shares of Class A common stock.

Contemporaneously with the execution and delivery of the Purchase Agreement, certain of the Company’s subsidiaries entered into a global guaranty agreement in favor of Yorkville with respect to the Company’s obligations under the Purchase Agreement, the Convertible Debentures and the Yorkville Warrants.
The Company elected to account for the Convertible Debenture under the fair value option of accounting upon issuance. The proceeds were allocated to all freestanding instruments recorded at fair value. As the fair value of the freestanding instruments exceeded the proceeds, an aggregate loss of $1.7 million during the three and six months ended September 30, 2024 was recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). As of September 30, 2024, the fair value of the Convertible Debenture was $1.9 million and is included in convertible debt in the consolidated statements of financial condition.
The primary reason for electing the fair value option is for simplification of accounting for the Convertible Debenture at fair value in its entirety versus bifurcation of the embedded derivatives. The fair value was determined using a Monte Carlo valuation model. Refer to Note 6 for further information on the Convertible Debentures.
The Yorkville Warrants were required to be classified as a liability and are subject to periodic remeasurement. The fair value at the date of issuance, measured using the Black-Scholes option pricing model, was approximately $1.3 million. The key inputs used in the valuation as of the initial valuation date were: expected terms (in years) - 3.0; stock price - $2.63; exercise price: $2.63 expected volatility: 130.2%; expected dividend rate: 0%; and risk-free rate: 3.58%.
8.    Debt Due to Related Parties
As of September 30, 2024 and March 31, 2024, the Company’s debt due to related parties consisted of the following:

(Dollars in thousands)	September 30, 2024	March 31, 2024
First Lien Credit Agreement	$21,260	$21,264
Second Lien Credit Agreement	72,983	72,996
Term Loan	26,475	25,000
Other borrowings	2,235	2,180
Unamortized debt discount, net	(836)	(935)
Total debt due to related parties	$122,117	$120,505
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
On July 12, 2023, BCH, entered into (a) that certain Amendment No. 7 to the First Lien Amendment, which amended the First Lien Credit Agreement, and (b) that certain Amendment No. 7 to Second Lien Amendment (together with the First Lien Amendment, the “Seventh Amendments”), which amended the Second Lien Credit Agreement, each among BCH, HCLP and the other parties thereto. Among other things, the Seventh Amendments (i) modified the interest rate to a fixed rate of 9.5%, (ii) extended the maturity dates of the First Lien Amendment and the Second Lien Amendment to September 15, 2024 and September 15, 2027, respectively, and (iii) agreed to installment payments on the First Lien Amendment of $5.0 million on each of March 29th, June 28th, September 29th, and December 29th of each year for so long as the obligations remain outstanding, and so long as such payments do not cause a going concern. No payments will be made on the Second Lien Amendment until the obligations on the First Lien Amendment have been fully satisfied. Effective on July 31, 2024, the maturity date of the First Lien Credit Agreement was extended from September 15, 2024 to February 1, 2025, and certain mandatory prepayment obligations thereunder were waived by HCLP until February 1, 2025. No payments of principal or interest have been made on the First Lien or Second Lien Credit Agreements since an interest payment made in March 2023. Accrued interest on the First Lien or Second Lien Credit Agreements of $14.1 million as of September 30, 2024 and $9.5 million as of March 31, 2024 is included in other liabilities in the consolidated statement of financial condition.
As part of the Seventh Amendments, Ben agreed to pay fees totaling approximately $0.1 million. During the six months ended September 30, 2024 and 2023, no deferred financing costs were paid to HCLP. As of September 30, 2024 and March 31, 2024, the unamortized premium related to the Second A&R Agreements was $0.4 million and $0.5 million, respectively. Through September 30, 2024, all required principal and interest payments due under the Second A&R Agreements have been paid.
In connection with the Second A&R Agreements, Beneficient Holdings, Inc. (“BHI”), which owns a majority of the BCH Class S Ordinary Units, BCH Preferred A.1, and FLP Subclass 1 Unit Accounts issued by BCH, will grant certain tax-related concessions to HCLP as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5.0% of BHI’s BCH Preferred A.1, which will be held by HCLP, may convert to BCH Preferred A.0. In addition, recipients of a grant of BCH Preferred A.1 from BHI will have the right to put an amount of BCH Preferred A.1 to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred A.1 from BHI. No such liability existed as of September 30, 2024 and March 31, 2024.
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
Term Loan
On October 19, 2023, Beneficient Financing, L.L.C. (the “Borrower”), a wholly owned subsidiary of the Company, and BCH, as guarantor (the “Guarantor” and together with the Borrower, the “Loan Parties”), entered into a Credit and Guaranty Agreement (as amended, the “HH-BDH Credit Agreement”) with HH-BDH L.L.C. (the “HH-BDH”), as administrative agent. HH-BDH’s sole member is Hicks Holdings. The managing member of Hicks Holdings is Mr. Thomas O. Hicks, a member of the Company’s Board of Directors. HH-BDH funded the amounts under the HH-BDH Credit Agreement with the proceeds of a third-party financing (the “Financing”).
The HH-BDH Credit Agreement provides for a three-year term loan in the aggregate principal amount of $25.0 million (the “Term Loan”), which was fully drawn on closing. On August 16, 2024, that certain Amendment No. 1 and Waiver No. 1 to the Credit and Guaranty Agreement and Each Other Loan Document (the “Amendment,” and the Credit Agreement, as amended by the Amendment, the “Amended Credit Agreement”), was executed to add a subsequent term loan of $1.7 million, which was fully drawn upon the closing of the Amendment (together with the Term Loan, the “Loans”).
The Amended Credit Agreement also requires the Borrower to prepay the outstanding principal balance of the Loans in the amount of $200 thousand, $200 thousand, $200 thousand, $200 thousand and $875 thousand on each of September 7, 2024, October 7, 2024, November 7, 2024, December 7, 2024 and December 31, 2024, respectively. Furthermore, on each Required

Payment Date (defined in the Amended Credit Agreement as December 31, 2024 and the last business day of each calendar month thereafter), the Borrower shall prepay the outstanding principal balance of the Loans by an amount equal to the lesser of (a) the Total Portfolio Net Receipts (as defined in the Amended Credit Agreement) for the most recently ended period beginning on the 16th day of each month and ending on the 15th day of the immediately following month, and (b) as of each Required Payment Date, an amount equal to the excess, if any, of (x)(i) the number of Required Payment Dates occurring on or prior to such Required Payment Date, multiplied by (ii) $500,000, minus (y) the amount of all Excess Payments (as defined in the Amended Credit Agreement) made prior to such Required Payment Date. Additionally, the Amended Credit Agreement requires the Borrower to make certain minimum monthly payments to prepay the balance of the Loans.
Borrowings under the HH-BDH Credit Agreement, as amended, bear interest, at the Company’s option, calculated according to a base rate, adjusted term SOFR rate, or adjusted daily simple SOFR rate, plus an applicable margin, subject to a Maximum Rate determined by applicable law in the State of New York. The Company elected the adjusted daily simple SOFR rate with a margin of 6.5% for the first two years and 5.5% for the third year for the Loans. Accrued and unpaid interest is payable monthly, upon prepayment, and at maturity.
The Loans will mature on October 19, 2026, and all remaining outstanding principal amounts and accrued and unpaid interest thereon shall be due and payable on such date. As of September 30, 2024 and March 31, 2024, the unamortized discount related to the Term Loan was $1.2 million and $1.5 million, respectively.
The Term Loan is secured in part by pledges of: (a) substantially all of the assets of the Borrower, (b) the Guarantor’s equity interests in the Borrower, (c) 97.5% of the equity interests held by The EP-00117 Custody Trust, a Delaware statutory trust known as the “Custody Trust,” in certain entities that hold interests in private investment funds, which, as of September 30, 2024 and March 31, 2024, represented approximately 39.1% and 41.5%, respectively, of all assets held by the Customer ExAlt Trusts and (d) certain deposit accounts.
The HH-BDH Credit Agreement, as amended, contains customary representations, warranties, affirmative and negative covenants, including covenants which restrict the ability of the Loan Parties, the Custody Trust and certain affiliated entities to, among other things, create liens, incur additional indebtedness, make certain restricted payments and engage in certain other transactions, in each case subject to certain customary exceptions. In addition, the HH-BDH Credit Agreement, as amended, contains certain financial maintenance covenants, including a debt service coverage ratio of 2.00 to 1.00 and beginning December 31, 2024, a minimum liquidity requirement of $4.0 million, measured on the last day of each month.
Additionally, the HH-BDH Credit Agreement, as amended, contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross default of material indebtedness, bankruptcy-related defaults, judgment defaults, the occurrence of certain change of control events, and the Class A common stock being suspended from trading for more than two consecutive days or delisting from Nasdaq. The occurrence of an event of default may result in the acceleration of repayment obligations with respect to any outstanding principal amounts and foreclosure on the collateral. As part of the Amendment, certain events of default resulting from the occurrence of the Acknowledged Defaults (as defined in the Amendment) were waived, provided that in the case of the expense reimbursement default, the Borrower must cure the expense reimbursement default upon the earlier of (i) November 1, 2024 and (ii) two business days following the effectiveness of Company’s registration statement for resale of the shares of Class A common stock, underlying the convertible debentures and warrants described in Note 7.
Hicks Holdings will receive the following fees and payments in connection with the Loans:
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

Aggregate maturities of principal on the debt due to related parties for the next five fiscal years ending March 31 are as follows:

(Dollars in thousands)	Debt Due to Related Parties
2025	$23,495
2026	—
2027	26,475
2028	72,983
2029	—
9.    Share-based Compensation
As of September 30, 2024 and March 31, 2024, the Company has outstanding share-based awards under the Beneficient Management Partners, L.P. (“BMP”) Equity Incentive Plan (the “BMP Equity Incentive Plan”), the Beneficient 2023 Long Term Incentive Plan (the “2023 Incentive Plan”), and BCH Preferred A.1, as more fully described below.
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
BMP Equity Incentive Plan
The Board of Directors of Ben Management, Ben’s general partner prior to the Conversion, adopted the BMP Equity Incentive Plan in 2019. Under the BMP Equity Incentive Plan, certain directors and employees of Ben are eligible to receive equity units in BMP, an entity affiliated with the Board of Directors of Ben Management, in return for their services to Ben. The BMP equity units eligible to be awarded to employees is comprised of BMP’s Class A Units and/or BMP’s Class B Units (collectively, the “BMP Equity Units”). As of September 30, 2024, the Board has authorized the issuance of up to 119,000,000 units each of the BMP Equity Units. All awards are classified in equity upon issuance.
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
There were no BMP Equity Units granted during the six months ended September 30, 2024 or September 30, 2023.
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
During the third calendar quarter of 2020, 6,438 units were granted to a director subject to a performance condition. The performance condition was met upon public listing in June 2023 and expense for vested units was recognized in June of 2023 in the amount of $5.2 million. The recognition of the remaining compensation cost will be recognized over the remaining vesting period. Total recognized compensation cost related to these awards for the three and six months ended September 30, 2024 is nil and $0.3 million, respectively. Total recognized compensation cost related to these awards for the three and six months ended September 30, 2023 is approximately $0.3 million and $5.5 million, respectively. The originally granted units were increased at a rate of one-to-1.25 units, or by 1,610 units, upon public listing and effectiveness of the 2023 Incentive Plan. As of September 30, 2024, there is no remaining unrecognized compensation cost related to this award.
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
During the quarter ended September 30, 2024, an aggregate of 817,619 RSUs were awarded to employees of the Company, which fully vested on the date of grant. The Company expensed the full grant date fair value of the RSUs of approximately $2.4 million in the quarter ended September 30, 2024.
Additionally, during the quarter ended September 30, 2024, the Company granted to a director (i) 100,000 stock options with an exercise price of $1.23 per share of Class A common stock, which vest ratably over two years, and (ii) 138,212 RSUs, which vest ratably over one year. The stock options have a grant date fair value of $0.97, calculated using a Black Scholes option pricing model.
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
The following table presents the components of share-based compensation expense, included in employee compensation and benefits, recognized in the consolidated statements of comprehensive income (loss) for the three and six months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Six Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
BMP equity units	$144	$569	$257	$1,244
Restricted stock units	3,179	7,318	4,011	16,041
Preferred equity	—	286	—	572
Other(1)	41	330	90	17,647
Total share-based compensation	$3,364	$8,503	$4,358	$35,504

(1) The year-to-date period September 30, 2023 includes $15.0 million of compensation recognized related to the BCG Recapitalization and $2.6 million recognized for equity based compensation issued to employees for Ben Liquidity transactions.
Unrecognized share-based compensation expense totaled $5.1 million as of September 30, 2024, which we expect to recognize based on scheduled vesting of awards outstanding at September 30, 2024. The following table presents the share-based compensation expense expected to be recognized over the next five fiscal years ending March 31 for awards outstanding as of September 30, 2024:

(dollars in thousands)	BMP	RSU	Commissions	Total
Six months ending 2025	$187	$1,163	$95	$1,445
2026	225	2,023	79	2,327
2027	14	913	—	927
2028	—	384	—	384
2029	—	—	—	—
Total	$426	$4,483	$174	$5,083
10.    Equity
Below is a description of the outstanding classes of the equity of the Company, including quasi-equity amounts that are required to be reported as temporary equity between the liabilities and equity sections on the consolidated statements of financial condition. As of September 30, 2024, the 9th Amended and Restated LPA of BCH (“BCH LPA”), as amended, and the articles of incorporation and bylaws of Beneficient, govern the terms of these equity securities, as applicable. The Company’s governing documents authorize the issuance of additional classes of equity. All equity interests of BCH are limited partnership interests.
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
On September 29, 2023, a resale registration statement on Form S-1 was declared effective by the SEC, thereby permitting sales of Class A common stock to Yorkville under the SEPA. Subsequent to the effectiveness of this resale registration statement and through September 30, 2024, the Company sold a total of 498,125 Class A common shares for a total of $3.9 million in net proceeds, including 449,307 Class A common shares being sold in the current fiscal year for net proceeds of $2.6 million. The prior resale registration statement on Form S-1 was terminated on September 27, 2024. A new resale registration statement on Form S-1, registering approximately 200.1 million shares for resale under the SEPA, was declared effective by the SEC on November 12, 2024.

Preferred Stock:
Under the terms of our articles of incorporation, our Board is authorized to issue up to 250 million shares of preferred stock in one or more series. As of September 30, 2024, 50 million shares of preferred stock are designated as shares of Series A preferred stock and approximately 4 million are designated as Series B preferred stock pursuant to a certificates of designation.
Series A Preferred Stock
As of September 30, 2024 and March 31, 2024, there were no shares of Series A preferred stock issued and outstanding, respectively.
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
On October 3, 2023, 3,768,995 shares of Series B-1 preferred stock converted into 172,574 shares of Class A common stock at a price per share of approximately $218.40. No other Series B preferred stock has converted through September 30, 2024.
As of September 30, 2024 and March 31, 2024, there were a total of 226,932 shares of Series B preferred stock, issued and outstanding, respectively.
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
Optional Conversion. The conversion price is determined generally based on a volume weighted price of the Class A common stock at the time the Series B preferred stock is issued. The conversion price for the various subclasses of Series B preferred stock ranged from $5.38 to $436.80 (the “Conversion Price”). Each share of Series B preferred stock is convertible at the option of the holder thereof into a number of shares of Class A common stock that is equal to $10.00 divided by Conversion Price then in effect as of the date of such notice (the “Conversion Rate”). The Conversion Price shall be subject to reset on certain dates (generally monthly) following the date of issuance of the Series B preferred stock, subject to adjustment, including the reset Conversion Price cannot adjust lower than 50% of the initial Conversion Price or generally, higher than the initial Conversion Price. Based on the shares of Series B preferred stock outstanding as of September 30, 2024, the maximum number of Class A common shares that can be issued upon conversion of the Series B preferred stock is 165,037 shares.
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
Redeemable Noncontrolling Interests:
Preferred Series A Subclass 0 Unit Accounts
The BCH Preferred A.0 receives a quarterly guaranteed payment calculated as 6% of the BCH Preferred A.0’s initial capital account balance on an annual basis, or 1.50% per fiscal quarter. The BCH Preferred A.0 does not receive any allocations of profits, except to recoup losses previously allocated. The guaranteed payment to BCH Preferred A.0 is not subject to available cash and has priority over all other distributions made by BCH. BCH and the holders of the BCH Preferred A.0 entered into an agreement to defer the guaranteed payment to November 15, 2024; provided that such a guaranteed payment may be made prior to November 15, 2024 if the Audit Committee of the Board of Directors determines that making such payment, in part or in full, would not cause Ben to incur a going concern issue. The guaranteed payment accrual totaled $46.4 million and $37.7 million as of September 30, 2024 and March 31, 2024, respectively, and is included in the accounts payable and accrued expenses line item of the consolidated statements of financial condition.
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
Finally, a holder of BCH Preferred A.0, subsequent to January 1, 2023, may elect to require a redemption by BCH of up to 12.5% of his or her respective initial BCH Preferred A.0 capital account for any rolling twelve-month period; provided that such holder shall not be permitted to redeem more than 50% of such holder’s initial BCH Preferred A.0 capital account in the aggregate. Subsequent to January 1, 2023, if a holder of BCH Preferred A.0 continues to hold BCH Preferred A.1, such holder may elect on a quarterly basis to convert additional BCH Preferred A.1 held by such holder to BCH Preferred A.0 up to an amount equal to 12.5% of such holder’s initial BCH Preferred A.0 capital account; provided that such holder’s post-conversion capital account balance in respect of all BCH Preferred A.0 held by such holder does not exceed such holder’s initial BCH Preferred A.0 capital account.
On September 30, 2024, the BCH LPA was amended to re-designate fifty percent (50%) of the aggregate capital account balances in the BCH Preferred A.0 to the BCH Preferred A.0 Non-Redeemable. The remaining fifty percent (50%) of the capital account balances in the BCH Preferred A.0 Accounts remain redeemable. As a result of this redesignation, approximately $125.5 million of temporary equity was reclassified to permanent equity as of September 30, 2024.
As of September 30, 2024, the BCH Preferred A.0 Redeemable are recorded in the consolidated statements of financial condition in the redeemable noncontrolling interest line item and the BCH Preferred A.0 Non-Redeemable are recorded in the consolidated statements of financial condition in the noncontrolling interest line item. For periods prior to the September 30, 2024 re-designation, the BCH Preferred A.0 are recorded in the consolidated statements of financial condition in the redeemable noncontrolling interest line item.
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
The following tables present a rollforward of the noncontrolling interests for the three and six months ended September 30, 2024 and 2023:

	Noncontrolling Interests
(Dollars in thousands)	Trusts	BCH Class S Ordinary	BCH Class S Preferred	BCH Preferred Series A.0 Non-Redeemable	BCH Preferred Series A.1	BCH Preferred Series C	Class A of CT	Total Noncontrolling Interests
Balance, June 30, 2024	$(166,463)	$—	$—	$—	$200,756	$—	$—	$34,293
Net loss	(4,523)	—	—	—	(3,067)	—	—	(7,590)
Reclass of distributions payable to noncontrolling interest holder	(122)	—	—	—	—	—	—	(122)
Reclass of BCH Preferred A.0 Non-Redeemable from temporary to permanent equity	—	—	—	125,526	—	—	—	125,526
Balance, September 30, 2024	$(171,108)	$—	$—	$125,526	$197,689	$—	$—	$152,107

	Noncontrolling Interests
(Dollars in thousands)	Trusts	BCH Class S Ordinary	BCH Class S Preferred	BCH Preferred Series A.0 Non-Redeemable	BCH Preferred A.1	BCH Preferred Series C	Class A of CT	Total Noncontrolling Interests
Balance, March 31, 2024	$(165,712)	$—	$—	$—	$207,943	$—	$—	$42,231
Net loss	(5,049)	—	—	—	(10,254)	—	—	(15,303)
Reclass of distributions payable to noncontrolling interest holder	(347)	—	—	—	—	—	—	(347)
Reclass of BCH Preferred A.0 from temporary to permanent equity	—	—	—	125,526	—	—	—	125,526
Balance, September 30, 2024	$(171,108)	$—	$—	$125,526	$197,689	$—	$—	$152,107

	Noncontrolling Interests
(Dollars in thousands)	Trusts	BCH Class S Ordinary	BCH Class S Preferred	BCH Preferred Series A.1	BCH Preferred Series C	Class A of CT	Total Noncontrolling Interests
Balance, June 30, 2023	$(132,361)	$19,311	$856	$691,825	$205,759	$690	$786,080
Net loss	(3,591)	(9,614)	—	(570)	—	(421)	(14,196)
Reduction of noncontrolling interest in connection with recent financings	(3,272)	—	—	—	—	—	(3,272)
Issuance of noncontrolling interest in connection with recent financings	79	—	—	—	—	—	79
Reclass of distributions payable to noncontrolling interest holder	(238)	—	—	—	—	—	(238)
Conversion of Preferred Series C to Class A common stock	—	—	—	—	(205,759)	—	(205,759)
Issuance of Series B-1 preferred stock and noncontrolling interest in connection with recent financings	942	—	—	—	—	—	942
Balance, September 30, 2023	$(138,441)	$9,697	$856	$691,255	$—	$269	$563,636

	Noncontrolling Interests
(Dollars in thousands)	Trusts	BCH Class S Ordinary	BCH Class S Preferred	BCH Preferred Series A.1	BCH Preferred Series C	Class A of CT	Total Noncontrolling Interests
Balance, March 31, 2023	$(118,299)	$52,560	$856	$—	$205,759	$1,337	$142,213
Net loss	(17,457)	(38,979)	—	(1,244)	—	(1,068)	(58,748)
Reclass of distributions payable to noncontrolling interest holder	(567)	—	—	—	—	—	(567)
Issuance of shares in connection with recent financings	133	—	—	—	—	—	133
Reduction of noncontrolling interest in connection with recent financings	(3,272)	—	—	—	—	—	(3,272)
Issuance of noncontrolling interest in connection with recent financings	79	—	—	—	—	—	79
Conversion of Class S Ordinary to Class A common stock	—	(3,884)	—	—	—	—	(3,884)
Conversion of Preferred Series C to Class A common stock	—	—	—	—	(205,759)	—	(205,759)
Deemed dividend for BCG Preferred Series B.2 Unit Accounts preferred return	—	—	—	(6,942)	—	—	(6,942)
Reclass of BCH Preferred A.1 from temporary to permanent equity	—	—	—	699,441	—	—	699,441
Issuance of Series B-1 preferred stock and noncontrolling interest in connection with recent financings	942	—	—	—	—	—	942
Balance, September 30, 2023	$(138,441)	$9,697	$856	$691,255	$—	$269	$563,636
Preferred Series A Subclass 1 Unit Accounts
The BCH Preferred A.1 unit accounts are issued by BCH and are non-participating and convertible on a dollar basis.
The weighted average preferred return rate for the three months ended September 30, 2024 and 2023 was approximately nil and nil, respectively. The weighted average preferred return rate for the six months ended September 30, 2024 and 2023 was approximately nil and 0.46%, respectively. No amounts have been paid to the BCH Preferred A.1 holders related to the preferred return from inception through September 30, 2024, and any amounts earned have been accrued and are included in the balance of redeemable noncontrolling interests presented on the consolidated statements of financial condition. As of September 30, 2024, approximately $106.1 million of preferred return related to the BCH Preferred A.1 has not been allocated to its holders due to insufficient income during those periods to fully satisfy the preferred return and will be allocable to the BCH Preferred A.1 holders in future quarterly periods to the extent that sufficient income, if any, is available for such allocation. In accordance with the BCH LPA, the preferred rate was waived and will not accrue from June 7, 2023 until December 31, 2024, except to the extent of allocations of income to the holders of the BCH Preferred A.1, in which event distributions may be requested by the holders of the BCH Preferred A.1, and if not requested, such amounts shall be accrued. In connection with the consummation of the Business Combination, the holders of the BCH Preferred A.1 agreed to significantly reduce the BCH Preferred A.1 return rate and also agreed to waive and defer the accrual of the preferred return as described above. In addition, until January 1, 2025, the hypothetical BCH Preferred A.1 capital account will only be increased to the extent there are allocations of income during such period. The agreement to waive and not accrue the Quarterly Preferred Series A.1 Return from the effective date of the BCH LPA until December 31, 2024 does not affect or waive any Quarterly Preferred Series A.1 Returns or hypothetical BCH Preferred A.1 capital account already accrued as of the effective date. Additionally, certain BCH Preferred A.1 holders agreed to be specially allocated any income or losses associated with the BMP Equity Incentive Plan, and certain other costs.
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
Class S Ordinary Units
As of both September 30, 2024 and March 31, 2024, BCH, a subsidiary of Ben, had issued 67 thousand BCH Class S Ordinary Units which were all outstanding on each of the respective dates. The BCH Class S Ordinary Units participate on a pro-rata basis in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units have limited voting rights and do not entitle participation in the management of the Company’s business and affairs. At the election of the holder, the BCH Class S Ordinary Units are exchangeable quarterly for Class A common stock on a one-for-one basis. Each conversion also results in the issuance to Ben LLC of a BCH Class A Unit for each share of Class A common stock issued.
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
As of September 30, 2024 and March 31, 2024, a nominal number of shares of BCH Class S Preferred Units have been issued, respectively. Preferred return earned by the BCH Class S Preferred Units from inception in 2019 through September 30, 2024 is $0.2 million. No amounts have been paid to the BCH Class S Preferred Unit holders related to the preferred return from inception through September 30, 2024 and any amounts earned have been accrued and are included in the balance of BCH Class S Preferred Units presented on the consolidated statements of financial condition.
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
During the three and six months ended September 30, 2024 and 2023, there was no income allocated to the FLP Unit Accounts (Subclass 1 and 2). Annually, a true up of the quarterly allocations is required to match amounts allocated with annual earnings.
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
As a result of the consummation of the Business Combination, an adjustment to the carrying value of BCH’s assets of $321.9 million occurred. Pursuant to the BCH LPA, approximately 402,383 BCH Class S Ordinary Units would be issuable as a result of the carrying value adjustment. Additionally, subsequent to the Business Combination, additional carrying value adjustments occurred, and approximately 260,000 BCH Class S Ordinary Units would be issuable through September 30, 2024 as a result of such carrying value adjustments, subject to the Compensation Policy. Under the Compensation Policy,

unless amended or waived, the number of BCH Class S Ordinary Units that may be issued in 2024 or any subsequent year in connection with the consummation of the Business Combination will be limited and require approval of the Board; provided that any such BCH Class S Ordinary Units that may not be issued in 2024 may be issued in subsequent years in accordance with the Compensation Policy. As of September 30, 2024, there has been no allocation of the carrying value adjustment among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts and no issuance of any BCH Class S Ordinary Units as a result of such adjustment.
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
During the three and six months ended September 30, 2024 and 2023, there was no income allocated to the FLP-3 Unit Accounts. The Company has not made any distributions related to income allocated to the FLP-3 Unit Accounts through September 30, 2024 and has accrued a liability of $0.9 million and included in the accounts payable and accrued expenses line item of the consolidated statements of financial condition as of September 30, 2024 and March 31, 2024.
Beneficiaries of the Customer ExAlt Trusts
The ultimate beneficiaries of the Customer ExAlt Trusts are the Charitable Beneficiaries, unrelated third-party charities, that are entitled to (i) either, depending on the applicable trust agreements, 2.5% of all distributions received by such Customer ExAlt Trusts or 5.0% of any amounts paid to Ben as payment on amounts due under each ExAlt Loan, (ii) for certain Customer ExAlt Trusts, approximately 10% of the amount of excess cash Collateral, if any, following the full repayment of an ExAlt Loan, and (iii) all amounts accrued and held at the Customer ExAlt Trusts once all amounts due to Ben under the ExAlt Loans and any fees related to Ben’s services to the Customer ExAlt Trusts are paid. The Charitable Beneficiaries’ account balances with respect to its interest in such Customer ExAlt Trusts cannot be reduced to below zero. Any losses allocable to the Charitable Beneficiaries in excess of their account balances are reclassified at each period end to the trusts’ deficit account. Additional Customer ExAlt Trusts are created arising from new liquidity transactions with customers. These new Customer ExAlt Trusts, which are consolidated by Ben, result in the recognition of additional noncontrolling interest representing the interests in these new Customer ExAlt Trusts held by the Charitable Beneficiaries. For the three months ended September 30, 2024 and 2023, nil and $1.0 million, respectively, of additional noncontrolling interests were recognized. For the six months ended September 30, 2024 and 2023, nil and $1.2 million, respectively, of additional noncontrolling interests were recognized.
The interests of the Charitable Beneficiaries in the Customer ExAlt Trusts are recorded on the consolidated statements of financial condition in the noncontrolling interests line item.
Class A of CT Risk Management, L.L.C.
On April 1, 2022, a minority interest in the Class A membership of CT Risk Management, L.L.C. (“CT”), a consolidated VIE of Ben (as further discussed in Note 14), was sold for $2.4 million in cash to the third-party involved in the loan participation transaction described in Note 7. As a Class A member of CT, the holder is entitled to distributions first on a pro rata basis with other Class A members until the initial capital contributions are received and 2.0% of any amounts in excess of their capital contributions, to the extent such amounts are available. This interest is recorded on the consolidated statements of financial condition in the noncontrolling interests line item however, for both September 30, 2024 and March 31, 2024, the balance is nil.

11.    Net Income (Loss) per Share
Basic net income (loss) attributable to Beneficient per common share for the three and six months ended September 30, 2024 and 2023, is as follows:

(Dollars in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$9,747	$(381,764)	$54,057	$(1,537,734)
Plus: Net loss attributable to noncontrolling interests	7,590	14,196	15,303	58,748
Less: Noncontrolling interest guaranteed payment	(4,423)	(4,167)	(8,779)	(8,272)
Net income (loss) attributable to Beneficient common shareholders	$12,914	$(371,735)	$60,581	$(1,487,258)
Net income (loss) attributable to Class A common shareholders	12,270	(344,580)	57,040	(1,378,616)
Net income (loss) attributable to Class B common shareholders	644	(27,155)	3,541	(108,642)

Basic weighted average of common shares outstanding
Class A	4,122,438	2,971,767	3,910,871	2,645,234
Class B	239,256	239,256	239,256	239,256

Basic net income (loss) attributable to Beneficient per common share
Class A	$2.98	$(115.95)	$14.58	$(521.17)
Class B	$2.69	$(113.50)	$14.80	$(454.08)
Diluted net income attributable to Beneficient per common share for the three and six months ended September 30, 2024, is as follows:

(Dollars in thousands)
Diluted income per share	Three Months Ended September 30, 2024	Six Months Ended September 30, 2024
Net income attributable to Beneficient common shareholders - Basic	$12,914	$60,581
Less: Net loss attributable to noncontrolling interests - Ben	(3,067)	(10,254)
Plus: Noncontrolling interest guaranteed payment	4,423	8,779
Net income attributable to Beneficient common shareholders - Diluted	$14,270	$59,106

Basic weighted average of common shares outstanding (Class A and Class B)	4,361,694	4,150,127
Dilutive effect of:
Series B Preferred Stock	165,036	165,036
Class S Ordinary	66,982	66,982
Class S Preferred	605	605
Preferred Series A Subclass 0	102,832,018	77,582,588
Preferred Series A Subclass 1	330,926,963	249,670,975
Restricted Stock Units	561,766	296,608
Diluted weighted average of common shares outstanding (Class A and Class B)	438,915,064	331,932,921

Diluted net income attributable to Beneficient per common share (Class A and Class B)	$0.03	$0.18

For the three and six months ended September 30, 2023, as the Company was in a net loss position, the diluted EPS calculation for the Beneficient common shareholders is the same as basic EPS per common share disclosed above for that period. Diluted EPS for the Class A shareholders is $(115.95) and diluted EPS for the Class B shareholders is $(113.50) for the three months ended September 30, 2023. Diluted EPS for the Class A shareholders is $(521.17) and diluted EPS for the Class B shareholders is $(454.08) for the six months ended September 30, 2023.
In computing diluted net loss per share, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted net loss per share calculation for the three and six months ended September 30, 2024 and 2023, were as follows:

	Shares		Shares
	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Class S Ordinary	—	66,982	—	67,936
Class S Preferred	—	605	—	605
Preferred Series A Subclass 0	—	90,445,956	—	32,916,204
Preferred Series A Subclass 1	—	291,066,987	—	110,618,486
Preferred Series C Subclass 1	—	29,919	—	151,917
Restricted Stock Units	121,721	127,742	122,098	123,536
Convertible Debt	396,174	—	199,169	—
Warrants	31,270,860	30,669,850	31,073,825	24,708,118
Total anti-dilutive shares	31,788,755	412,550,601	31,395,092	168,595,329
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
12.    Income Taxes
The components of income tax expense for the three and six months ended September 30, 2024 and 2023, were as follows:

(Dollars in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Current expense
Federal	$—	$—	$28	$—
Deferred expense
Federal	—	—	—	—
Income tax expense	$—	$—	$28	$—
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
During the three months ended September 30, 2024 and 2023, the Company recognized expenses totaling $0.7 million and $0.7 million related to this services agreement, respectively. During the six months ended September 30, 2024 and 2023, the Company recognized expenses totaling $1.4 million and $1.4 million related to this services agreement, respectively. As of September 30, 2024 and March 31, 2024, $3.1 million and $2.7 million, respectively, was owed to Bradley Capital related to the ongoing aspects of this services agreement. In addition, prior to the Aircraft Sublease with Bradley Capital discussed below, we also reimbursed Bradley Capital for certain costs, including private travel, for our chief executive officer, including family members. As of September 30, 2024 and March 31, 2024, we have nil and $0.7 million accrued related to these reimbursements originating prior to the Aircraft Sublease. These amounts are reflected in the accounts payable and accrued expenses line item on the consolidated statements of financial condition. During the three and six months ended September 30, 2024, the Company paid $0.4 million and $1.6 million, respectively, related to accrued amounts owed under this services agreement.
In addition to the above, the Company incurred legal fees on behalf of Mr. Heppner under certain indemnification provisions. During the three months ended September 30, 2024 and 2023, these legal fees totaled approximately $1.4 million and $1.2 million, respectively. During the six months ended September 30, 2024 and 2023, these legal fees totaled approximately $2.6 million and $2.3 million, respectively. Substantially, all of these legal fees have or are expected to be eligible for reimbursement by the directors and officers insurance carriers.
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
During the three and six months ended September 30, 2023, BCH expensed $1.4 million and $2.9 million, respectively, in lease and direct operating expenses related to this agreement. No amounts have been paid to Bradley Capital related to the aircraft sublease through September 30, 2024. As of each of September 30, 2024 and March 31, 2024, $10.8 million of accrued costs related to the sublease is reflected in the accounts payable and accrued expenses line item on the consolidated statements of financial condition.
As discussed below, BHI, a Related Entity, entered into a Contribution Agreement with BCH and BCG pursuant to which BHI has agreed to reimburse BCG for a significant portion of the costs incurred by Beneficient USA under the Aircraft Sublease.
Relationship with Beneficient Holdings, Inc.
Beneficient USA, a subsidiary of BCH, entered into with BHI, a Related Entity, a Services Agreement effective July 1, 2017 (the “BHI Services Agreement”). BHI pays an annual fee of $30,000 to Ben for the provision of trust administration services for Related Entities and all trusts affiliated with its family trustee as that term is defined in the governing documents for a Related Entity. Beneficient USA also is required to provide any other services requested by BHI, subject to any restrictions in the operating agreement of BHI, at cost. The term of the BHI Services Agreement extends for the longer of (i) five years past the expiration or termination of the Bradley Capital Agreement, or (ii) seven years after the family trustee of the Related Entity is no longer a primary beneficiary of any trust affiliated with the family trustee. The Company recognized nominal income during the three and six months ended September 30, 2024 and 2023, respectively, in accordance with the BHI Services Agreement.
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
Since June 30, 2021, additional net advances have been made by Highland to a Related Entity. As of September 30, 2024 and March 31, 2024, Highland Consolidated, L.P. had outstanding loans in the principal amount of $10.8 million and $11.5 million, respectively, with a Related Entity. Ben is not a party to these loans, nor has it secured or guaranteed the loans.
The Company incurred legal fees of approximately $0.5 million and $0.5 million on behalf of HCLP pursuant to the indemnification obligations under the HCLP credit agreements during the three months ended September 30, 2024 and 2023, respectively. During the six months ended September 30, 2024 and 2023, these legal fees totaled approximately $1.0 million and $0.6 million, respectively.

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
RROC’s purpose is to provide funding and operational support for the research activities conducted by the qualified charities. The funding received by RROC, from proceeds of trusts settled and funded by customers of Ben, may be used, in RROC’s discretion, to (i) provide appropriate facilities and properties for the charitable organizations to utilize as part of their charitable initiatives (those properties and facilities being owned by a Related Entity), and (ii) provide fee revenue to RROC. RROC is granted such rights and authority pursuant to trust instruments entered into between a customer and subsidiaries of Ben as well as an agreement with NPT. Ben’s subsidiaries provide financing to the Customer ExAlt Trusts and Ben is paid as an agent of the trustees for administrative services it provides to the trusts. Ben has certain outstanding payables, including accrued interest, to RROC and the Charitable Accounts (for the benefit of the Texas universities as discussed above) of $2.2 million and $2.2 million as of September 30, 2024 and March 31, 2024, respectively. There were no payments made during the three and six months ended September 30, 2024 and 2023. Due to changes in the Customer ExAlt Trust agreements, no incremental amounts are expected to be allocated to RROC or the Charitable Accounts other than those amounts already provided by certain prior trust agreements. During the three and six months ended September 30, 2023, the trust advisor to certain of the Customer ExAlt Trusts reassigned the beneficial interest held at NPT to the Kansas TEFFI Economic Growth Trust.
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
BFF is the sole member of BHF and has the right to appoint up to eleven members of BHF’s Board of Directors. The remaining two board members are appointed by BMC. Pursuant to the requirements of the Internal Revenue Code, BFF’s governing documents prohibit any of BHF’s assets or earnings from inuring to the benefit of BFF, BMC, or any director, officer or other private individual.

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
Ben has an outstanding payable to EGT of nil and $0.1 million as of September 30, 2024 and March 31, 2024, respectively. Ben paid $0.1 million and $0.3 million during the three and six months ended September 30, 2024, compared to $0.3 million and $0.7 million for the same periods of 2023, respectively, related to allocable proceeds to Charitable Beneficiaries. Additionally, during the year ended March 31, 2023, Ben sold its Kansas properties to the EGT in exchange for a $1.4 million promissory note, which is in the other assets line items on the consolidated statements of financial condition as of September 30, 2024 and March 31, 2024. The EGT made a prepayment on the promissory note of $0.2 million during the three months ended September 30, 2024, principally in return for the promissory note being extended by two years, until September 30, 2028.
Hicks Holdings, L.L.C.
Hicks Holdings, L.L.C., an entity associated with one of Ben’s current directors, is one of the owners and serves as the manager of a limited liability company (“SPV”). A Related Entity also has ownership in the SPV. The SPV holds BCH Preferred A.0 and BCH Preferred A.1 among its investment holdings. Hicks Holdings, L.L.C. is also the sole member of HH-BDH, the lender on outstanding term loans with a subsidiary of Ben.
Hicks Holdings Operating, LLC (“Hicks Holdings”), an entity associated with one of Ben’s current directors, has historically held BCH Preferred A.0, BCH Preferred A.1, BCH Class S Ordinary Units, BCH Class S Preferred Units and Class B common stock of Beneficient. Hicks Holdings was granted its BCH Preferred A.1 and BCH Class S Ordinary Units as compensation for services provided in 2018. Hicks Holdings was granted its BCH Preferred A.0 when a portion of the existing BCH Preferred A.1 converted to BCH Preferred A.0 in 2021. Hicks Holdings converted a portion of its existing BCH Preferred A.1 to BCG Class B Common Units in June 2023 in connection with the recapitalization of BCG described in Note 4. In connection with the letter agreement described below, in October 2023, Hicks Holdings assigned the BCH Preferred A.0, BCH Preferred A.1, BCH Class S Ordinary Units, and BCH Class S Preferred Units to HH-BDH. The total preferred equity of BCH, BCH Class S Preferred Units and BCH Class S Ordinary Units balance as of September 30, 2024 and March 31, 2024, was $26.6 million and $27.5 million, respectively (amounts disclosed here are based on their GAAP capital accounts). Hicks Holdings held 16,528 shares of Class B common stock as of September 30, 2024 and March 31, 2024. Additionally, during the quarter ended September 30, 2024, Mr. Hicks and an entity controlled by Mr. Hicks purchased a total of 100,000 shares of Class A common stock for a purchase price of approximately $0.2 million.
The Company has outstanding payable amounts to Hicks Holdings related to the HH-BDH Credit Agreement totaling approximately $0.3 million as of September 30, 2024. No such amount was outstanding as of March 31, 2024.
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
Subscription agreements with an entity associated with a certain board member
During the three months ended September 30, 2024, an entity associated with Peter T. Cangany, Jr., a member of our board of directors, purchased a total of 262,500 shares of Class A common stock from the Company for an aggregate purchase price of approximately $0.5 million.

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
As of September 30, 2024 and March 31, 2024, the consolidated statements of financial condition include assets of this consolidated VIE with a carrying value of nil. For three months ended September 30, 2023, the Company recorded losses of $0.7 million, of which approximately $0.3 million is attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction. The Company recorded losses of $3.0 million during the six months ended September 30, 2023, of which approximately $2.0 million is attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction. The amounts are reported in the gain (loss) on financial instruments, net line item of the consolidated statements of comprehensive income (loss), for the three and six months ended September 30, 2023. No options were held as of and during the three and six months ended September 30, 2024.
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

The consolidated statements of financial condition include the following amounts from these consolidated VIEs as of the dates presented:

(Dollars in thousands)	September 30, 2024	March 31, 2024
Assets:
Cash and cash equivalents	$1,008	$963
Restricted cash	314	64
Investments, at fair value	334,987	329,113
Other assets	32	30
Total Assets of VIEs	$336,341	$330,170

Liabilities:
Accounts payable and accrued expense	$2,316	$1,670
Other liabilities	19	109
Total Liabilities of VIEs	$2,335	$1,779

Equity:
Treasury stock	$(3,444)	$(3,444)
Noncontrolling interests	(171,110)	(165,712)
Accumulated other comprehensive income	281	276
Total Equity of VIEs	$(174,273)	$(168,880)
The consolidated statements of comprehensive income (loss) for the periods presented include the following amounts from these consolidated VIEs:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
(Dollars in thousands)
Revenues
Investment income (loss), net	$8,541	$(13)	$19,569	$487
Gain (loss) on financial instruments, net	572	(41,875)	(603)	(43,679)
Interest and dividend income	—	2	—	10
Total revenues	9,113	(41,886)	18,966	(43,182)

Operating expenses
Interest expense	—	1,794	—	3,668
Provision for credit losses	476	—	998	—
Professional services	571	884	1,193	2,145
Other expenses	189	26	309	383
Total operating expenses	1,236	2,704	2,500	6,196
Net income (loss)	$7,877	$(44,590)	$16,466	$(49,378)
Net loss attributable to noncontrolling interests	$(4,523)	$(3,592)	$(5,049)	$(17,458)

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

The following tables include the results of each of the Company’s reportable segments reconciled to the consolidated financial statements (in thousands):

	Three Months Ended September 30, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income, net	$—	$—	$8,541	$—	$—	$8,541
Gain (loss) on financial instruments, net	—	—	571	(750)	—	(179)
Interest and dividend income	—	—	—	12	—	12
Trust services and administration revenues	—	187	—	—	—	187

Intersegment revenues
Interest income	11,978	—	—	—	(11,978)	—
Trust services and administration revenues	—	5,199	—	—	(5,199)	—
Total revenues	11,978	5,386	9,112	(738)	(17,177)	8,561

External expenses
Employee compensation and benefits	361	542	—	6,232	—	7,135
Interest expense	3,163	—	—	1,157	—	4,320
Professional services	395	30	545	6,287	—	7,257
Provision for credit losses	—	—	476	—	—	476
Loss on impairment of goodwill	—	298	—	—	—	298
Other expenses	402	187	189	2,012	—	2,790

Intersegment expenses
Interest expense	—	—	36,049	—	(36,049)	—
Provision for credit losses	4,752	—	—	—	(4,752)	—
Other expenses	—	—	3,402	—	(3,402)	—
Total expenses	9,073	1,057	40,661	15,688	(44,203)	22,276

Operating income (loss)	$2,905	$4,329	$(31,549)	$(16,426)	$27,026	$(13,715)

	Three Months Ended September 30, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment loss, net	$—	$—	$(13)	$—	$—	$(13)
Loss on financial instruments, net	—	—	(41,875)	(900)	—	(42,775)
Interest and dividend income	—	—	2	112	—	114
Trust services and administration revenues	—	8	—	(95)	—	(87)

Intersegment revenues
Interest income	13,022	—	—	—	(13,022)	—
Trust services and administration revenues	—	6,482	—	—	(6,482)	—
Total revenues	13,022	6,490	(41,886)	(883)	(19,504)	(42,761)

External expenses
Employee compensation and benefits	1,482	545	—	13,371	—	15,398
Interest expense	2,120	—	1,794	1,200	—	5,114
Professional services	264	89	884	5,420	—	6,657
Loss on impairment of goodwill	220,212	86,472	—	—	—	306,684
Other expenses	533	231	26	4,360	—	5,150

Intersegment expenses
Interest expense	—	—	29,835	—	(29,835)	—
Provision for loan losses	60,502	—	—	—	(60,502)	—
Other expenses	—	—	3,850	—	(3,850)	—
Total expenses	285,113	87,337	36,389	24,351	(94,187)	339,003

Operating income (loss)	$(272,091)	$(80,847)	$(78,275)	$(25,234)	$74,683	$(381,764)

	Six Months Ended September 30, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income, net	$—	$—	$19,569	$—	$—	$19,569
Loss on financial instruments, net	—	—	(604)	(758)	—	(1,362)
Interest and dividend income	—	—	—	24	—	24
Trust services and administration revenues	—	376	—	—	—	376

Intersegment revenues
Interest income	22,827	—	—	—	(22,827)	—
Trust services and administration revenues	—	10,392	—	—	(10,392)	—
Total revenues	22,827	10,768	18,965	(734)	(33,219)	18,607

External expenses
Employee compensation and benefits	791	898	—	9,296	—	10,985
Interest expense	6,244	—	—	2,364	—	8,608
Professional services	869	426	1,167	10,339	—	12,801
Provision for credit losses	—	—	998	2	—	1,000
Loss on impairment of goodwill	—	3,427	—	265	—	3,692
Release of loss contingency related to arbitration award	—	—	—	(54,973)	—	(54,973)
Other expenses	853	401	309	4,308	—	5,871

Intersegment expenses
Interest expense	—	—	70,848	—	(70,848)	—
Provision for credit losses	11,679	—	—	—	(11,679)	—
Other expenses	—	—	6,821	—	(6,821)	—
Total expenses	20,436	5,152	80,143	(28,399)	(89,348)	(12,016)

Operating income (loss)	$2,391	$5,616	$(61,178)	$27,665	$56,129	$30,623

	Six Months Ended September 30, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income, net	$—	$—	$487	$—	$—	$487
Loss on financial instruments, net	—	—	(43,679)	(2,557)	—	(46,236)
Interest and dividend income	—	—	10	220	—	230
Trust services and administration revenues	—	15	—	—	—	15

Intersegment revenues
Interest income	25,028	—	—	—	(25,028)	—
Trust services and administration revenues	—	13,050	—	—	(13,050)	—
Total revenues	25,028	13,065	(43,182)	(2,337)	(38,078)	(45,504)

External expenses
Employee compensation and benefits	3,975	1,105	—	46,141	—	51,221
Interest expense	2,878	—	3,668	2,352	—	8,898
Professional services	897	589	2,145	13,399	—	17,030
Loss on impairment of goodwill	1,121,212	281,777	—	—	—	1,402,989
Other expenses	1,187	438	383	10,084	—	12,092

Intersegment expenses
Interest expense	—	—	59,615	—	(59,615)	—
Provision for loan losses	69,998	—	—	—	(69,998)	—
Other expenses	—	—	7,694	—	(7,694)	—
Total expenses	1,200,147	283,909	73,505	71,976	(137,307)	1,492,230

Operating income (loss)	$(1,175,119)	$(270,844)	$(116,687)	$(74,313)	$99,229	$(1,537,734)

	As of September 30, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
Loans to Customer ExAlt Trusts, net	$260,686	$—	$—	$—	$(260,686)	$—
Investments, at fair value	—	—	334,987	—	—	334,987
Other assets	1,609	21,909	18,025	14,392	(35,148)	20,787
Goodwill and intangible assets, net	—	7,469	—	5,545	—	13,014
Total Assets	$262,295	$29,378	$353,012	$19,937	$(295,834)	$368,788

	As of March 31, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
Loans to Customer ExAlt Trusts, net	$256,184	$—	$—	$—	$(256,184)	$—
Investments, at fair value	—	—	329,113	6	—	329,119
Other assets	5,814	20,398	19,467	12,510	(35,513)	22,676
Goodwill and intangible assets, net	—	10,896	—	5,810	—	16,706
Total Assets	$261,998	$31,294	$348,580	$18,326	$(291,697)	$368,501

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
The portfolio of alternative assets covers the following industry sectors and geographic regions for the periods shown below (dollar amounts in thousands):

	September 30, 2024		March 31, 2024
Industry Sector	Value	Percent of Total	Value	Percent of Total
Food and staples retailing	$66,517	22.1%	$41,721	14.2%
Software and services	44,683	14.8	42,908	14.6
Diversified financials	30,222	10.0	30,297	10.3
Utilities	29,693	9.9	28,768	9.8
Energy	17,151	5.7	19,930	6.8
Capital goods	15,733	5.2	23,146	7.9
Semiconductors and Semiconductor Equipment	14,797	4.9	16,144	5.5
Health care equipment and services	14,441	4.8	16,520	5.6
Other(1)	68,151	22.6	74,482	25.3
Total	$301,388	100.0%	$293,916	100.0%

(1)
Industries in this category each comprise less than 5 percent. Semiconductors and Semiconductor Equipment and Health Care Equipment and Services is shown separately as it comprised greater than 5 percent in the prior period.

	September 30, 2024		March 31, 2024
Geography	Value	Percent of Total	Value	Percent of Total
North America	$150,864	50.1%	$164,205	55.9%
South America	68,166	22.6	43,543	14.8
Asia	46,342	15.4	49,385	16.8
Europe	35,337	11.7	35,870	12.2
Africa	679	0.2	913	0.3
Total	$301,388	100.0%	$293,916	100.0%
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
Lease Commitments
The Company operates on a month-to-month rental basis for its office premises. The Company also subleased an aircraft under the Aircraft Sublease, which expired on January 1, 2024, with Bradley Capital as discussed in Note 13. Rental expense for our premises and for the Aircraft Sublease for the three months ended September 30, 2024 and 2023, totaled $0.2 million and $1.6 million, respectively. Rental expense for our premises and for the Aircraft Sublease for the six months ended September 30, 2024 and 2023, totaled $0.3 million and $3.3 million, respectively.
Unfunded Capital Commitments
The Customer ExAlt Trusts had $47.2 million and $47.8 million of potential gross capital commitments as of September 30, 2024 and March 31, 2024, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The Customer ExAlt Trusts holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by certain of the associated trusts within the ExAlt PlanTM or affiliated entities. To the extent that the associated Customer ExAlt Trust or their affiliated entities cannot pay the capital funding commitment, Ben is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Ben to the Customer ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves, if any, held by the associated Customer ExAlt Trusts or their affiliated entities are added to the ExAlt Loan balance between Ben and the Customer ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.

Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. The majority, or 90%, of our portfolio with an unfunded commitment has a vintage of 2012 and prior. As the vintages continue to age, a cash requirement becomes less likely. We consider the creditworthiness of the investment on a case-by-case basis. At September 30, 2024 and March 31, 2024, there were no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.
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
Equity Awards Arbitration
On December 16, 2022, a former member of the Board of Directors of Beneficient Management, LLC (the “Claimant”) initiated a private arbitration in the International Court of Arbitration of the International Chamber of Commerce, challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The Claimant sought total damages of $36.3 million plus attorney’s fees and punitive damages. On April 23, 2024, the sole arbitrator held that in terminating the Claimant’s equity awards, the Company had breached its contractual obligations, and as a result, awarded the Claimant $55.3 million in compensatory damages, including pre-judgment interest, plus post-judgment interest (the “Arbitration Award”). Neither attorneys’ fees nor punitive damages were awarded to the Claimant. The Company was also asked to pay arbitration-related costs in the amount of approximately $0.1 million. The Company recorded a loss related to the Arbitration Award in the year ended March 31, 2024 consolidated statement of comprehensive income (loss) in the amount of $55.0 million. The liability associated with the Arbitration Award was reflected in the accounts payable and accrued expenses line item in the March 31, 2024 consolidated statement of financial condition.

On July 29, 2024, the Texas State District Court, Dallas County 134th Judicial District (the “Texas District Court”) entered an order vacating the Arbitration Award in its entirety. The Texas District Court directed the parties to file motions requesting any further relief that may be available within twenty days of the order. On August 2, 2024, the Claimant filed an appeal to challenge the order vacating the Arbitration Award in the Texas Fifth Court of Appeals. The Company intends to vigorously defend itself in connection with the appeal.
As a result of the order, during the three-months ended June 30, 2024, the Company released the liability associated with the Arbitration Award, which resulted in the release of the previously recognized loss contingency accrual in the amount of $55.0 million being reflected in the six months ended September 30, 2024 consolidated statement of comprehensive income (loss).
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
18.    Supplemental Cash Flow Information
Cash paid for taxes for the six months ended September 30, 2024 and 2023 was de minimis. Cash paid for interest for the six months ended September 30, 2024 and 2023, was $1.5 million and nil, respectively.
Supplemental disclosure of noncash investing and financing activities include:
Six Months Ended September 30, 2024:
–$125.5 million reclass of BCH Preferred A.0 from temporary equity to permanent equity.
–$8.8 million accrual for BCH Preferred A.0 guaranteed payment.
–$1.2 million settlement of liability for issuance of Class A common stock.
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
–$37.6 million issuance of Issuance of Series B-1 preferred stock in connection with recent financings.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of financial condition and that are shown in the consolidated statements of cash flows:

	September 30, 2024	March 31, 2024
Cash and cash equivalents	$4,482	$7,913
Restricted cash	314	64
Total cash, cash equivalents and restricted cash	$4,796	$7,977

19.    Subsequent Events
The Company has evaluated subsequent events through the date the financial statements were available to be issued, and determined that there have been no events, other than those disclosed below, that have occurred that would require adjustments to our disclosures in the consolidated financial statements.
Amendment to Articles of Incorporation
On October 2, 2024, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to increase the number of authorized shares of Class A common stock from 18,750,000 to 5,000,000,000. The increase in the number of authorized shares was approved by the Company’s stockholders on October 2, 2024.
Potential Future Goodwill Impairment
Through the date of this report, the Company has not experienced any further significant sustained decline in the price of its common stock from the values at September 30, 2024 of $1.23. Significant sustained declines in our common stock and related market capitalization have in the past been triggering events requiring interim goodwill impairment testing. In the future, should we experience a significant sustained decrease in the Company’s common stock from the September 30, 2024 values, this may be a potential indicator that a portion of our remaining goodwill is impaired and may require a quantitative impairment assessment of the Company’s assets, including goodwill and intangible assets, which may result in an additional impairment charge in a future period. While management cannot predict if or when additional future goodwill impairments may occur, additional goodwill impairments could have material adverse effects on the Company’s financial condition, operating income, net assets, and/or the Company’s cost of, or access to, capital.
Convertible Debentures Second Closing
On November 13, 2024, the Second Closing under the securities purchase agreement with Yorkville occurred whereby the Company issued an additional $2.0 million in aggregate principal amount of Convertible Debentures for proceeds of approximately $1.8 million and issued an additional Yorkville Warrant to purchase up to 662,691 shares of Class A common stock. The terms for the Convertible Debentures and Yorkville Warrants issued as part of the Second Closing are consistent with those described in Note 7 under the Convertible Debentures heading.

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
Our Ben Liquidity and Ben Custody business segments, which relate to our current operating subsidiaries that are owned by the holders of equity in the Company (including BCH), recognize revenue through (i) interest income on ExAlt Loans made to the Customer ExAlt Trusts in connection with our liquidity transactions for Customers, (ii) fee income billed at closing, but recognized as revenue ratably over the expected life of the alternative asset, for each liquidity transaction with Customers for services including access to and use of the AltAccess platform, transfer of the alternative assets, and delivery of the consideration to the client, and (iii) recurring fee income recognized each period for providing services including trustee, custody, and trust administration of the Customer ExAlt Trusts while they hold investments. Ben Liquidity and Ben Custody revenue recognized for the three and six months ended September 30, 2024 and 2023 is as follows:
a.Ben Liquidity recognized $12.0 million and $13.0 million in interest income during the three months ended September 30, 2024 and 2023, respectively. For the six months ended September 30, 2024 and 2023, Ben Liquidity recognized interest income of $22.8 million and $25.0 million, respectively.
b.Ben Custody recognized $5.4 million and $6.5 million in trust services and administration revenues during the three months ended September 30, 2024 and 2023, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods. For the six months ended September 30, 2024 and 2023, Ben Custody recognized trust services and administration revenues of $10.8 million and $13.1 million, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods.
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

(in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Operating income (loss)*
Ben Liquidity	$2,905	$(272,091)	$2,391	$(1,175,119)
Ben Custody	4,329	(80,847)	5,616	(270,844)
Corporate & Other	(16,426)	(25,234)	27,665	(74,313)
Plus: Gain on liability resolution	23,462	—	23,462	—
Less: Income tax expense	—	—	(28)	—
Plus: Net loss attributable to noncontrolling interests – Ben	3,067	10,604	10,254	41,290
Less: Noncontrolling interest guaranteed payment	(4,423)	(4,167)	(8,779)	(8,272)
Net income (loss) attributable to common shareholders	$12,914	$(371,735)	$60,581	$(1,487,258)
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
Recent Developments
Amendment to Articles of Incorporation
On October 2, 2024, the Company received stockholder approval of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to increase the number of authorized shares of Class A common stock from 18,750,000 to 5,000,000,000.
First Amendment to the Ninth Amended and Restated Limited Partnership Agreement of BCH
On September 30, 2024, Ben LLC in its capacity as the sole general partner of BCH, entered into and adopted the First Amendment to the BCH A&R LPA in order to, among other things, effect (i) the redesignation of fifty percent (50%) of the aggregate capital account balances in the BCH Preferred Series A Subclass 0 Unit Accounts as non-redeemable Preferred A.0

Accounts (such redesignated portion, the “Preferred A.0 Non-Redeemable Accounts”) and (ii) the remaining fifty percent (50%) of the capital account balances in the Preferred A.0 Accounts to remain redeemable (such remaining Preferred A.0 Accounts being the “Preferred A.0 Redeemable Accounts”), with the amendment and redesignation being applicable to all holders of the Preferred A.0 Accounts (the foregoing being referred to as the “Redesignation”). As a result of the Redesignation, approximately $125.5 million of temporary equity was reclassified to permanent equity as of September 30, 2024.
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
On various dates starting on October 2, 2023 through September 30, 2024, Yorkville purchased a total of 498,125 shares of Class A common stock for at a weighted average price of $7.77 per share pursuant to the terms of the SEPA. Total sales proceeds from entry into the SEPA through September 30, 2024, were approximately $3.9 million under the terms of the SEPA. During the six months ended September 30, 2024, the Company sold 449,125 shares of Class A common stock for approximately $2.6 million. Such issuances were in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(b) promulgated thereunder.
As of the date of this Quarterly Report on Form 10-Q, the Company had offered and sold 503,827 shares on Class A common stock to Yorkville pursuant to the SEPA, including the shares issued for the Commitment Fee.
Recent Debt Financings
On October 19, 2023, Beneficient Financing, L.L.C. (the “Borrower”), a wholly owned subsidiary the Company, and BCH, as guarantor (the “Guarantor” and together with the Borrower, the “Loan Parties”), entered into a Credit and Guaranty Agreement (as amended, the “HH-BDH Credit Agreement”) with HH-BDH LLC (the “HH-BDH”), as administrative agent. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the HH-BDH Credit Agreement.
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

On August 16, 2024, the Borrower, the Guarantor and HH-BDH entered into that certain Amendment No. 1 and Waiver No. 1 to the Credit and Guaranty Agreement and Each Other Loan Document (the “Amendment,” and the Credit Agreement, as amended by the Amendment, the “Amended Credit Agreement”), to, among other things, (i) add a subsequent term loan of up to $1,675,000, which was fully drawn upon closing of the Amendment (together with the Term Loan, the “Loans”), and (ii) waive certain events of default resulting from the occurrence of the Acknowledged Defaults (as defined in the Amendment), provided that in the case of the expense reimbursement default, the Borrower must cure the expense reimbursement default upon the earlier of (x) November 1, 2024 and (y) two business days following the effectiveness of Company’s registration statement for resale of the shares of Class A common stock, underlying the convertible debentures and warrants issuable pursuant to that certain Securities Purchase Agreement, dated August 6, 2024, by and between the Company and Yorkville (the “Purchase Agreement”).
The Amended Credit Agreement also requires the Borrower to prepay the outstanding principal balance of the Loans in the amount of $200 thousand, $200 thousand, $200 thousand, $200 thousand and $875 thousand on each of September 7, 2024, October 7, 2024, November 7, 2024, December 7, 2024 and December 31, 2024, respectively. Furthermore, on each Required Payment Date (as defined in the Amended Credit Agreement), the Borrower shall prepay the outstanding principal balance of the Loans by an amount equal to the lesser of (a) the Total Portfolio Net Receipts (as defined in the Amended Credit Agreement) for the most recently ended period beginning on the 16th day of each month and ending on the 15th day of the immediately following month, and (b) as of each Required Payment Date, an amount equal to the excess, if any, of (x)(i) the number of Required Payment Dates occurring on or prior to such Required Payment Date, multiplied by (ii) $500,000, minus (y) the amount of all Excess Payments (as defined in the Amended Credit Agreement) made prior to such Required Payment Date. Additionally, the Amended Credit Agreement requires the Borrower to make certain minimum monthly payments to prepay the balance of the Loans.
The Amended Credit Agreement also includes, among other things, (i) updates to conditions precedent for the Lender to make the subsequent term loan to the Borrower, (ii) updates to certain representations and warranties, (iii) additional certain affirmative and negative covenants including a minimum liquidity financial covenant of $4.0 million and (iv) additional events that the occurrence of which would constitute an Event of Default (as defined in the Amended Credit Agreement). Except as modified by the Amendment, the terms of the HH-BDH Credit Agreement remain the same.
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
On August 20, 2024, the Company entered into a subscription agreement with Cangany Capital Management, LLC (“Cangany Capital Management”), a limited liability company controlled by Peter T. Cangany, Jr., a member of the Company’s board of directors, pursuant to which Cangany Capital Management purchased 47,500 shares of Class A common stock at a price per share of $2.33. The shares of Class A common stock issued pursuant to such subscription agreement are exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
On August 27, 2024, the Company entered into an additional subscription agreement with Cangany Capital Management, pursuant to which Cangany Capital Management purchased 65,000 shares of Class A common stock at a price per share of $1.97. The shares of Class A common stock issued pursuant to such subscription agreement are exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
Also on August 27, 2024, the Company entered into a subscription agreement with Thomas O. Hicks, a member of the Company’s board of directors, and a subscription agreement with CFH Ventures, Ltd., a limited partnership controlled by Mr. Hicks, pursuant to which each of Mr. Hicks and CFH Ventures, Ltd. purchased 50,000 shares of Class A common stock at a price per share of $1.97. The shares of Class A common stock issued pursuant to such subscription agreements are exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
On September 6, 2024 and October 9, 2024, the Company issued 9,623 shares and 4,175 shares of Class A common stock of the Company to a consultant of the Company. The issuances of the Class A common stock pursuant to these transactions were not registered under the Securities Act and each was issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
On September 11, 2024, the Company entered into a subscription agreement with Cangany Capital Management, pursuant to which Cangany Capital Management purchased 150,000 shares of the Company’s Class A common stock at a price per share of $1.58. The shares of Class A common stock issued pursuant to such subscription agreement are exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
On September 17, 2024, the Company entered into a subscription agreement with Mendota Financial Company, LLC (“Mendota”), pursuant to which the Company issued 201,482 shares in satisfaction of its outstanding obligations to the Vendor pursuant to that certain Consulting Agreement by and between Mendota and The Beneficient Company Group (USA), L.L.C. effective as of September 9, 2021, as amended from time to time thereafter, pursuant to which Mendota provided financial consulting services to the Company. The shares of Class A common stock issued pursuant to such subscription agreement are exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
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
On July 29, 2024, the Texas District Court entered an order vacating the Arbitration Award in its entirety. The Texas District Court directed the parties to file motions requesting any further relief that may be available within twenty days of the order. On August 2, 2024, the Claimant filed an appeal to challenge the order vacating the Arbitration Award in the Texas Fifty Court of Appeals. The Company intends to vigorously defend itself in connection with the appeal.
As a result of the order, during the three-months ended June 30, 2024, the Company released the liability associated with the Arbitration Award, which resulted in a release of the previously recognized loss contingency accrual in the amount of $55.0 million being reflected in the six months ended September 30, 2024 statement of comprehensive income (loss).
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
Securities Purchase Agreement
On August 6, 2024, the Company, entered into a securities purchase agreement (the “Purchase Agreement”) with Yorkville, in connection with the issuance and sale by the Company of convertible debentures (the “Convertible Debentures”) issuable in an aggregate principal amount of up to $4 million, which will be convertible into shares of the Company’s Class A common stock (as converted, the “Conversion Shares”). Yorkville purchased and the Company issued $2 million in aggregate principal amount of Convertible Debentures upon the signing the Purchase Agreement (the “First Closing”). Additionally, on November 13, 2024, the Company issued an additional $2 million in aggregate principal amount of Convertible Debentures for proceeds of approximately $1.8 million (the “Second Closing”). Contemporaneously with the execution and delivery of the Purchase Agreement, certain of the Company’s subsidiaries entered into a global guaranty agreement in favor of Yorkville with respect to the Company’s obligations under the Purchase Agreement, the Convertible Debentures and the Yorkville Warrants (as defined below).
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
Additionally, pursuant to the terms of the Purchase Agreement, the Company agreed to issue to Yorkville warrants (each, a “Yorkville Warrant” and together, the “Yorkville Warrants”) to purchase up to 1,325,382 shares of Class A common stock at an exercise price of $2.63, which shall be exercisable into Class A common stock for cash (collectively, the “Warrant Shares”). At the First Closing, the Company issued a Yorkville Warrant to Yorkville to purchase up to 662,691 shares of Class A common stock, and at the Second Closing, the Company issued an additional Yorkville Warrant to Yorkville to purchase up to 662,691 shares of Class A common stock.
In connection with the Purchase Agreement, the Company entered into a registration rights agreement with Yorkville, pursuant to which the Company is required to, within 30 calendar days of the August 6, 2024, file with the SEC one or more registration statements covering the resale by Yorkville of all Conversion Shares and the Warrant Shares. Pursuant to the Company’s contractual obligations under the Purchase Agreement, the Company filed a registration statement to register the Warrant Shares and the Conversion Shares, among other shares of Class A common stock, which was declared effective by the SEC on November 12, 2024.
Nasdaq Continued Listing Standards
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
Pursuant to the Stockholders’ Equity Notice and the Listing Rules of Nasdaq, Nasdaq provided the Company with 45 calendar days, or until August 30, 2024, to submit a plan to regain compliance with the Minimum Stockholders’ Equity Requirement. On August 30, 2024, the Company timely submitted a plan to the Staff to regain compliance with the Minimum Stockholders’ Equity Requirement. If the Company’s plan to regain compliance is accepted, the Staff can grant an extension of up to 180 calendar days from the date of the notice to evidence compliance. If the Company’s plan to regain compliance is not accepted, or if it is accepted and the Company does not regain compliance in the timeframe required by Nasdaq, the Nasdaq Staff could provide notice that the Company’s shares of Class A common stock are subject to delisting. In such an event, the Company would have the right to request a hearing before the Panel. The hearing request would automatically stay any suspension or delisting action pending the completion of the hearings process. The Stockholders’ Equity Notice had no immediate impact on the listing of the Class A common stock, which will continue to be listed and traded on Nasdaq under the symbol “BENF,” subject to the Company’s compliance with the other listing requirements of Nasdaq. While we have not yet heard if the Staff will accept the plan submitted on August 30, 2024, the Company is currently progressing under the plan submitted to the Staff to regain compliance with the Minimum Stockholders’ Equity Requirement. Although the Company intends to use all reasonable efforts to achieve compliance with the Minimum Stockholders’ Equity Requirement, there can be no assurance that the Company will be able to regain compliance with the Minimum Stockholders’ Equity Requirement or that the Company will otherwise be in compliance with other applicable Nasdaq listing criteria.
Additionally, on July 23, 2024, the Company notified Nasdaq that, following the resignations of Emily B. Hill and Dennis P. Lockhart from the Company’s Board and Audit Committee of the Board (the “Audit Committee”), the Company currently has a vacancy on the Audit Committee and intends to rely on the cure period set forth in the Nasdaq Listing Rules while it recruits a new Audit Committee member.
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
On September 30, 2024, Patrick J. Donegan was appointed to the Board as an independent director and a member of the Audit, Products and Related Party Transactions, Credit and Enterprise Risk committees of the Board. The Board is in the process of identifying and selecting an additional member of the Board who qualifies as “independent” and meets the audit committee criteria set forth in Nasdaq Listing Rule 5605. The Board intends to comply fully with Nasdaq audit committee requirements by or before the end of the cure period described above, but there can be no assurance that the Company will be able to regain compliance with Nasdaq Listing Rule 5605 or that the Company will otherwise be in compliance with other applicable Nasdaq listing criteria. The Audit Committee Notice had no immediate impact on the listing of the Class A common stock, which will continue to be listed and traded on Nasdaq under the symbol “BENF,” subject to the Company’s compliance with the other listing requirements of Nasdaq.
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
–Utilization of Derivative Instruments to Manage Risk. From time to time, Ben manages its exposure to market risks by utilizing various forms of derivative instruments to limit exposure to changes in the relative values of investments that may result from market developments. In September 2023, all put options that were held by Ben were sold, including the portion of the put options that were attributable to the third party involved in the loan participation transaction. No additional derivative instruments have been purchased since September 2023. For the three months ended September 30, 2023, Ben recognized losses of $0.7 million on the put options, of which approximately $0.3 million is attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction. For the six months ended September 30, 2023, Ben has recognized losses of $3.0 million on the put options, of which approximately $2.0 million is attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction.. As the

Company did not have any put options or other similar instruments during the quarter ended September 30, 2024, there are no comparable gains or losses in the current period.
–Bankruptcy of GWG Holdings. On August 1, 2023 (the “Effective Date”), the plan of reorganization of GWG Holdings was declared effective. On the Effective Date, all securities previously issued by GWG Holdings were cancelled and converted to interests in the GWG Wind Down Trust. As of September 30, 2024, Ben held 0.8 million interests of Series A1 and 2.5 million interests of Series E of the GWG Wind Down Trust, and the Customer ExAlt Trusts held 82.0 million, 14.5 million, and 9.8 million interests of Series A1, Series A2, and Series E, respectively, of the GWG Wind Down Trust. These interests are accounted for at fair value, with unrealized gains (losses) recognized in earnings in the gain (loss) on financial instruments, net line item of the consolidated statements of comprehensive income (loss). Fair value is calculated using quoted prices for similar instruments observed in the equity capital market and is classified as a Level 2 investment in the fair value hierarchy. Since the GWG Wind Down Trust’s primary asset is its investment in the Class A common stock of Ben, the Company’s Class A common stock quoted market price is the underlying asset. Prior to the Effective Date, Ben held 2.5 million shares of GWG Holdings common stock and the Customer ExAlt Trusts held 9.8 million shares of GWG Holdings common stock and L Bonds due 2023 of GWG Life, LLC, a Delaware limited liability company and wholly-owned subsidiary of GWG Holdings (“GWG Life”) with an aggregate principal amount of $94.8 million (“L Bonds”). The investment in GWG Holdings’ common stock was accounted for at fair value with changes in fair value recognized in earnings. The investment in L Bonds was accounted for as an available-for-sale debt security, with unrealized gains (losses) recognized in accumulated other comprehensive income (loss). During the six months ended September 30, 2024 and 2023, the Company has recognized net losses of nominal and $1.2 million, respectively, related to its interests in the GWG Wind Down Trust (or GWG Holdings, as applicable), and the Customer ExAlt Trusts recognized net losses of $0.5 million and $44.4 million, respectively, related to its interest in the GWG Wind Down Trust (or GWG Holdings, as applicable), all of which is reflected in the consolidated statements of comprehensive income (loss). As of September 30, 2024, the fair value of Ben’s interest in the GWG Wind Down Trust was nominal and the fair value of the Customer ExAlt Trusts’ interest in the GWG Wind Down Trust was nominal. On the Effective Date, the shared services agreement by and between Ben and GWG Holdings (the “Shared Services Agreement”) was terminated and all receivables and related allowances owed to Ben under the Shared Services Agreement were written off.
–Vesting of performance based awards. Certain of our restricted equity units were granted with a performance-based condition. The performance condition was met upon public listing in June 2023 and expense for vested units was recognized during the three months ended June 30, 2023. The recognition of the remaining compensation cost will be recognized over the remaining vesting period. Total recognized compensation cost related to these awards was $0.3 million and $0.8 million for the three and six months ended September 30, 2024, respectively, and $3.4 million and $11.4 million for the same periods of 2023, respectively. Total unrecognized compensation cost related to these awards was approximately $1.2 million as of September 30, 2024. During the three and six months ended September 30, 2024, approximately $2.4 million of compensation cost, which is the full grant date fair value of the RSUs, was recognized for awards to three employees. The awards do not require continuing employment by the individuals.
–Goodwill Impairment. Goodwill is tested for impairment at least annually and, more frequently between annual tests, whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. Subsequent to the public listing on June 8, 2023, and through September 30, 2024, the Company has experienced a significant sustained decline in the price of its Class A common stock and its related market capitalization. We believe that these factors indicated that the fair value of our reporting units had more likely than not fallen below their carrying values during the relevant periods in fiscal 2024 and in the first two quarters of fiscal 2025. As a result, during fiscal 2024, we wrote the carrying value of the Ben Liquidity, Ben Custody, Ben Insurance, and Ben Markets reporting units, as applicable, down to their estimated fair values and recognized cumulatively during fiscal 2024 a non-cash goodwill impairment charge of $2.4 billion, including $1.1 billion and $306.7 million of non-cash goodwill impairment at the Ben Liquidity and Ben Custody reporting units during the quarters ended June 30, 2023 and September 30, 2023, respectively. Further, management performed interim impairment tests of goodwill as of June 30, 2024 and September 30, 2024, and determined on each date that additional non-cash goodwill impairment occurred resulting in $3.4 million and $0.3 million, respectively, at the Ben Custody and Ben Markets reporting units. Total goodwill remaining as of September 30, 2024 is $9.9 million.
–Termination of Customer ExAlt Trust Loan Payable. On October 18, 2023, all obligations owed under the Customer ExAlt Trust loan payable were repaid by transferring $56.7 million of alternative assets. The payoff of the Customer ExAlt Trust Loan Payable was accounted for as a debt extinguishment in accordance with ASC 470, Debt, during the quarter ended December 31, 2023. The financial statements included in this Quarterly Report on Form 10-Q for the three and six months ended September 30, 2023 reflect changes in the fair value of the alternative assets ultimately transferred to settled the ExAlt Trust loan payable as well as interest expense associated with the ExAlt Trust loan payable whereas current fiscal year financial statements would not have any such activity associated with the transferred alternative assets or the ExAlt Trust loan payable.
–Resolution of certain liabilities. During the three and six months ended September 30, 2024, the Company released approximately $23.5 million of liabilities based on the execution of letter agreements with the counterparties releasing the Company of such liabilities. The release of the $23.5 million in liabilities resulted in the recognition of a gain that is reflected in the (gain) loss on liability resolution line item of the consolidated statements of comprehensive income (loss) for the three and six months ended September 30, 2024. There were no such similar amounts included in the same periods in the prior year. Approximately $19.2 million of the liabilities released related to a portion of the interest commitments described in Note 9 to the consolidated financial statements included in our 2024 Form 10-K that the Company has been accruing each period since 2018. On a go-forward basis, since we will no longer be accruing interest expense on a portion of the interest commitments for which we have been released of such obligation, interest expense should reduce by approximately $1 million per quarter related to these interest commitments.
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

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Ben Liquidity
Loan payments received	$2,392	$9,250	$6,638	$16,952
Operating income (loss)	2,905	(272,091)	2,391	(1,175,119)
Adjusted operating income (loss)(1)	2,905	(4,738)	2,396	(14,297)
Ben Custody
Fee payments received	$2,794	$2,409	$4,310	$4,361
Operating income (loss)	4,329	(80,847)	5,616	(270,844)
Adjusted operating income(1)	4,627	5,625	9,043	10,933
Consolidated:
Revenue	$8,561	$(42,761)	$18,607	$(45,504)
Adjusted revenue(1)	8,734	(801)	19,145	22
Operating income (loss)	(13,715)	(381,764)	30,623	(1,537,734)
Adjusted operating loss(1)	(6,611)	(21,170)	(11,337)	(45,690)

(dollars in thousands)	September 30, 2024		March 31, 2024
Ben Liquidity
Loans to Customer ExAlt Trusts, net	$260,686		$256,184
Allowance to total loans	54.74%		54.23%
Nonperforming loans to total loans	42.72%		44.21%
Ben Custody
Fees receivable	$19,566		$18,386
Deferred revenue	23,021		28,235
Customer ExAlt Trusts
Investments, at fair value	$334,987		$329,113
Distributions to Original Loan Balance	0.73	x	0.72	x
Total Value to Original Loan Balance	1.04	x	1.03	x
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
Adjusted operating income (loss). We define adjusted operating income (loss) as operating income (loss), adjusted to exclude the effect of the adjustments to revenue described above, credit losses on related party available-for-sale debt securities acquired in the Collateral Swap, which on August 1, 2023, became interests in the GWG Wind Down Trust, and receivables from a related party that filed for bankruptcy and certain notes receivables originated during our formative transactions, non-cash asset impairment, share-based compensation expense, and legal, professional services, and public relations costs related to the GWG Holdings bankruptcy, lawsuits, and a defunct product offering and certain employee matters, including fees and loss contingency accruals (releases) incurred in arbitration with a former director.
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

Principal Revenue and Expense Items
During the three and six months ended September 30, 2024 and 2023, we earned revenues on a consolidated basis from the following primary sources:
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
Additional components of our consolidated net earnings include:
•Gain (Loss) on Financial Instruments, net. Gain (loss) on financial instruments, net includes the change in fair value of our derivative liability, warrant liability, investments in public equity securities, private equity securities, options, and convertible debt recorded at fair value. Included in our investment in private equity securities and interests is our interest in the GWG Wind Down Trust. Fair value is determined using quoted market prices, where available. Any realized gains and losses are recorded on a trade-date basis.
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
•Loss on impairment of goodwill. Goodwill and indefinite-lived intangible assets are assessed for impairment on an annual basis and whenever events and circumstances indicate that these assets may be impaired, including as a result of significant sustained declines in the prevailing prices of our Common Stock. We compare the fair value of each of our reporting units to its respective carrying value, including goodwill. If the respective carrying value, including goodwill, exceeds the reporting unit’s fair value, we will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value, up to the amount of goodwill associated with the reporting unit.
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
•Trust Services and Administration Revenues. Trust services and administration revenues include trust administration fees and upfront fees. Trust administration fees are earned for providing administrative services to trustees for existing liquidity solution customers. Fees are recognized monthly based upon the beginning of quarter (in advance) NAV plus any remaining unfunded capital commitments and the applicable fee rate of the account as outlined in the agreement. Non-refundable upfront fees are earned for setting up and providing the customer access to the ExAlt PlanTM. Upfront fees are billed at the origination of the liquidity transaction and are based on a percentage of NAV plus any unfunded capital commitments. Upfront fees are deferred upon receipt and are recognized ratably over the period of benefit, which is generally consistent with estimated expected life of LiquidTrusts (typically 7 to 10 years). All such fees and related deferred revenue are eliminated in the presentation of our consolidated financial statements. As described above, the elimination in consolidation of this fee revenue has no effect on net income (loss) attributable to Ben or BCH or to equity holders of Ben or BCH.

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

(in thousands)	Three Months Ended September 30, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income, net	$—	$—	$8,541	$—	$—	$8,541
Gain (loss) on financial instruments, net	—	—	571	(750)	—	(179)
Interest income	—	—	—	12	—	12
Trust services and administration revenues	—	187	—	—	—	187

Intersegment revenues
Interest income	11,978	—	—	—	(11,978)	—
Trust services and administration revenues	—	5,199	—	—	(5,199)	—
Total revenues	11,978	5,386	9,112	(738)	(17,177)	8,561

External expenses
Employee compensation and benefits	361	542	—	6,232	—	7,135
Interest expense	3,163	—	—	1,157	—	4,320
Professional services	395	30	545	6,287	—	7,257
Provision for credit losses	—	—	476	—	—	476
Loss on impairment of goodwill	—	298	—	—	—	298
Other expenses	402	187	189	2,012	—	2,790

Intersegment expenses
Interest expense	—	—	36,049	—	(36,049)	—
Provision for credit losses	4,752	—	—	—	(4,752)	—
Other expenses	—	—	3,402	—	(3,402)	—
Total expenses	9,073	1,057	40,661	15,688	(44,203)	22,276

Operating income (loss)	$2,905	$4,329	$(31,549)	$(16,426)	$27,026	(13,715)
(Gain) loss on liability resolution						(23,462)
Income tax expense						—
Net income						$9,747

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED) (cont’d)

(in thousands)	Three Months Ended September 30, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment loss, net	$—	$—	$(13)	$—	$—	$(13)
Loss on financial instruments, net	—	—	(41,875)	(900)	—	(42,775)
Interest and dividend income	—	—	2	112	—	114
Trust services and administration revenues	—	8	—	(95)	—	(87)

Intersegment revenues
Interest income	13,022	—	—	—	(13,022)	—
Trust services and administration revenues	—	6,482	—	—	(6,482)	—
Total revenues	13,022	6,490	(41,886)	(883)	(19,504)	(42,761)

External expenses
Employee compensation and benefits	1,482	545	—	13,371	—	15,398
Interest expense	2,120	—	1,794	1,200	—	5,114
Professional services	264	89	884	5,420	—	6,657
Loss on impairment of goodwill	220,212	86,472	—	—	—	306,684
Other expenses	533	231	26	4,360	—	5,150

Intersegment expenses
Interest expense	—	—	29,835	—	(29,835)	—
Provision for credit losses	60,502	—	—	—	(60,502)	—
Other expenses	—	—	3,850	—	(3,850)	—
Total expenses	285,113	87,337	36,389	24,351	(94,187)	339,003

Operating loss	$(272,091)	$(80,847)	$(78,275)	$(25,234)	$74,683	$(381,764)
Income tax expense						—
Net loss						$(381,764)

(in thousands)	Six Months Ended September 30, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income, net	$—	$—	$19,569	$—	$—	$19,569
Loss on financial instruments, net	—	—	(604)	(758)	—	(1,362)
Interest income	—	—	—	24	—	24
Trust services and administration revenues	—	376	—	—	—	376

Intersegment revenues
Interest income	22,827	—	—	—	(22,827)	—
Trust services and administration revenues	—	10,392	—	—	(10,392)	—
Total revenues	22,827	10,768	18,965	(734)	(33,219)	18,607

External expenses
Employee compensation and benefits	791	898	—	9,296	—	10,985
Interest expense	6,244	—	—	2,364	—	8,608
Professional services	869	426	1,167	10,339	—	12,801
Provision for credit losses	—	—	998	2	—	1,000
Loss on impairment of goodwill	—	3,427	—	265	—	3,692
Release of loss contingency related to arbitration award	—	—	—	(54,973)	—	(54,973)
Other expenses	853	401	309	4,308	—	5,871

Intersegment expenses
Interest expense	—	—	70,848	—	(70,848)	—
Provision for credit losses	11,679	—	—	—	(11,679)	—
Other expenses	—	—	6,821	—	(6,821)	—
Total expenses	20,436	5,152	80,143	(28,399)	(89,348)	(12,016)

Operating income (loss)	$2,391	$5,616	$(61,178)	$27,665	$56,129	30,623
(Gain) loss on liability resolution						(23,462)
Income tax expense						28
Net income						$54,057

(in thousands)	Six Months Ended September 30, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income, net	$—	$—	$487	$—	$—	$487
Loss on financial instruments, net	—	—	(43,679)	(2,557)	—	(46,236)
Interest and dividend income	—	—	10	220	—	230
Trust services and administration revenues	—	15	—	—	—	15

Intersegment revenues
Interest income	25,028	—	—	—	(25,028)	—
Trust services and administration revenues	—	13,050	—	—	(13,050)	—
Total revenues	25,028	13,065	(43,182)	(2,337)	(38,078)	(45,504)

External expenses
Employee compensation and benefits	3,975	1,105	—	46,141	—	51,221
Interest expense	2,878	—	3,668	2,352	—	8,898
Professional services	897	589	2,145	13,399	—	17,030
Loss on impairment of goodwill	1,121,212	281,777	—	—	—	1,402,989
Other expenses	1,187	438	383	10,084	—	12,092

Intersegment expenses
Interest expense	—	—	59,615	—	(59,615)	—
Provision for credit losses	69,998	—	—	—	(69,998)	—
Other expenses	—	—	7,694	—	(7,694)	—
Total expenses	1,200,147	283,909	73,505	71,976	(137,307)	1,492,230

Operating loss	$(1,175,119)	$(270,844)	$(116,687)	$(74,313)	$99,229	$(1,537,734)
Income tax expense						—
Net loss						$(1,537,734)

CONSOLIDATED
Results of Operations — Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023, and the Six Months Ended September 30, 2024 Compared to the Six Months Ended September 30, 2023 (Unaudited)
Revenues (in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Investment income (loss), net	$8,541	$(13)	$19,569	$487
Loss on financial instruments, net	(179)	(42,775)	(1,362)	(46,236)
Interest and dividend income	12	114	24	230
Trust services and administration revenues	187	(87)	376	15
Total revenues	$8,561	$(42,761)	$18,607	$(45,504)
Three Months Ended September 30, 2024 and 2023
Investment income (loss), net increased $8.6 million for the three months ended September 30, 2024, compared to the same period of 2023, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts. Investment income was $8.5 million for the three months ended September 30, 2024, which was driven by $4.8 million of upward quoted market price adjustments, $2.3 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, and $1.5 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar. Investment loss was nominal for the three months ended September 30, 2023, which was driven by $3.1 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor offset by $1.6 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar and $1.5 million of downward quoted market price adjustments.
Loss on financial instruments, net decreased $42.6 million for the three months ended September 30, 2024, compared to the same period of 2023, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the three months ended September 30, 2024 was primarily driven by an $0.2 million decrease in the value of our interests in the GWG Wind Down Trust and a $0.8 million combined loss in the fair value on the convertible debt, warrants and derivative liability, offset by a $0.7 million increase in the fair value of public equity securities. Loss on financial instruments, net for the three months ended September 30, 2023 included a $41.8 million decrease in the value of our interests in the GWG Wind Down Trust. Such decrease is net of a $13.7 million gain recognized upon reclassification of unrealized net gains related to the Company's previously classified available-for-sale debt securities from accumulated other comprehensive income. Additional drivers included a $0.7 million net decrease in the fair value of public equity securities combined with a $0.7 million decrease to the fair value of put options held, partially offset by a $0.2 million decrease in the fair value of a derivative liability and a $0.2 million decrease in the fair value of warrant liability.
Six Months Ended September 30, 2024 and 2023
Investment income (loss), net increased $19.1 million for the six months ended September 30, 2024, compared to the same period of 2023, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts. Investment income was $19.6 million for the six months ended September 30, 2024, which was driven by $18.0 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, $1.3 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar offset by $1.1 million of downward quoted market price adjustments. Investment income was $0.5 million for the six months ended September 30, 2023, which was driven by $6.2 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, $4.7 million of downward quoted market price adjustments, and $1.0 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar.
Loss on financial instruments, net decreased $44.9 million for the six months ended September 30, 2024, compared to the same period of 2023, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the six months ended September 30, 2024 was primarily driven by a $0.5 million decrease in the value of our interests in the GWG Wind Down Trust and a $0.8 million decrease in the fair value of on the convertible debt, warrants and derivative liability. Loss on financial instruments, net for the six months ended September 30, 2023 was primarily driven by a $41.8 million decrease in the value of our interests in the GWG Wind Down Trust. Such decrease is net of a $13.7 million gain recognized upon reclassification of unrealized net gains related to the Company’s previously classified available-for-sale debt securities from accumulated other comprehensive income. Additional drivers include a $4.4 million decrease in the fair value of public equity securities combined with a $3.0 million decrease to the fair value of put options held, partially offset by a $1.6 million decrease in the fair value of a derivative liability and a $1.7 million decrease in the fair value of a warrant liability.
Interest and Operating Expenses (in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Employee compensation and benefits	$7,135	$15,398	$10,985	$51,221
Interest expense (including amortization of deferred financing costs)	4,320	5,114	8,608	8,898
Professional services	7,257	6,657	12,801	17,030
Provision for credit losses	476	—	1,000	—
Loss on impairment of goodwill	298	306,684	3,692	1,402,989
Release of loss contingency related to arbitration award	—	—	(54,973)	—
Other expenses	2,790	5,150	5,871	12,092
Total expenses	$22,276	$339,003	$(12,016)	$1,492,230
Three Months Ended September 30, 2024 and 2023
Employee compensation and benefits decreased $8.3 million for the three months ended September 30, 2024, compared to the same period in 2023. The decrease is principally related to a $5.1 million decrease in equity-based compensation as the comparable period included $3.4 million recognized upon vesting of awards previously subject to a performance condition, which was satisfied by Ben’s public listing in June 2023, and the comparable period included new grants which were partially vested on the grant date. Additionally, there was a $3.1 million decrease in payroll and other benefit related costs due to a lower headcount in fiscal 2025 as compared to fiscal 2024 primarily due to the employees furloughed and terminated in the latter part of fiscal 2024. With the implementation of our operating cost reduction plan in November 2023, employee compensation and benefits began reflecting the lower expense of approximately $1.0 million per month beginning in November 2023 and such decrease has increased in recent months due to further attrition.
Interest expense decreased $0.8 million for the three months ended September 30, 2024, compared to the same period in 2023, primarily due a $1.8 million decrease in interest expense on the ExAlt Trust Loan Payable, which was extinguished in October 2023, a $0.2 million decrease in the amortization of deferred financing premium to interest expense offset by $0.8 million in interest expense and $0.1 million in deferred financing cost amortization recognized on the HH-BDH Credit Agreement, which did not exist in the comparable period.
Professional services expenses increased $0.6 million for the three months ended September 30, 2024, compared to the same period in 2023, primarily due to a $1.3 million increase in legal fees offset by a decrease in other professional fees. The increase in legal fees coincides with higher legal activity. The majority of this legal activity is expected to be eligible for reimbursement from our D&O insurance carriers and expense in the current period related to such matters reflects our estimate of incurred legal expenses expected to be denied by the insurance carriers. Also, as previously disclosed, with the implementation of our operating cost reduction plan, as updated during the three months ended December 31, 2023, professional services and other expenses combined could decrease up to approximately $35.0 million to $37.5 million on an annualized basis from their levels prior to the implementation of the cost reduction plan.
Provision for credit losses increased $0.5 million for the three months ended September 30, 2024, compared to the same period in 2023. Provision for credit losses during the three months ended September 30, 2024, is comprised of a credit related loss on an available-for-sale debt security held by the Customer ExAlt Trusts. No such losses were recognized in the same period of the prior year.
During the three months ended September 30, 2024, we completed an interim impairment test for goodwill and as a result, recorded a non-cash impairment charge of $0.3 million. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information. Similar interim impairment test for goodwill was performed for the quarter ended September 30, 2023 which resulted in a non-cash impairment charge of $306.7 million.

Other expenses decreased $2.4 million for the three months ended September 30, 2024, compared to the same period in 2023, primarily driven by a decrease in travel and entertainment ($1.5 million) and depreciation ($0.6 million). The table below provides additional detail regarding our other expenses. As mentioned above, with the implementation of our operating cost reduction plan, as updated during the three months ended December 31, 2023, other expenses were expected to decrease and may decrease further as opportunities arise.
Other Expenses (in thousands)

	Three Months Ended September 30,
	2024	2023
Other expenses	$1,102	$779
Other insurance and taxes	673	811
Software license and maintenance	399	724
Depreciation and amortization	391	991
Occupancy and equipment	164	305
Travel and entertainment	61	1,540
Total other expenses	$2,790	$5,150
Six Months Ended September 30, 2024 and 2023
Employee compensation and benefits decreased $40.2 million for the six months ended September 30, 2024, compared to the same period in 2023. The decrease is principally related to a $31.1 million decrease in equity-based compensation and a $9.1 million decrease in payroll and other benefit related costs. The comparable period included equity-based compensation of $11.4 million recognized upon vesting of awards previously subject to a performance condition, which was satisfied by Ben’s public listing in June 2023, and $15.0 million in equity-based compensation recognized as a result of transactions completed as part of the BCG Recapitalization. Additionally, there were additional equity grants in fiscal 2024 that resulted in a higher expenses than the limited grants that occurred in fiscal 2025. Additionally, there was a $9.1 million decrease in payroll and other benefit related costs due to a lower headcount in fiscal 2025 as compared to fiscal 2024 primarily due to the employees furloughed and terminated in the latter part of fiscal 2024. The lower headcount also impacts the equity-based compensation amounts being recognized. With the implementation of our operating cost reduction plan in November 2023, employee compensation and benefits began reflecting the lower expense of approximately $1.0 million per month beginning in November 2023 and such decrease has increased in recent months due to further attribution. This also resulted in adjustment to our accrued annual incentive bonus pool related to the decreased headcount in the fiscal 2025 year-to-date amounts.
Interest expense decreased $0.3 million for the six months ended September 30, 2024, compared to the same period in 2023. The decrease was primarily driven by a $1.7 million decrease in the amortization of deferred financing costs accounted for as a premium combined with a $1.7 million increase interest expense on all other borrowings including the new HH-BDH Credit Agreement borrowing in October 2023, offset by a $3.7 million decrease in interest expense on the Customer ExAlt Trust Loan Payable, which was extinguished in October 2023.
Professional services expenses decreased $4.2 million for the six months ended September 30, 2024, compared to the same period in 2023, primarily due to a decrease in legal fees of $2.3 million due to a higher percentage of legal activity expected to be eligible for reimbursement from our D&O insurance carriers combined with in other professional fees reflecting our cost reduction efforts and the higher expenses in fiscal 2024 associated our public listing in June 2023.
Provision for credit losses increased $1.0 million for the six months ended September 30, 2024, compared to the same period in 2023. Provision for credit losses for the six months ended September 30, 2024, is comprised of a credit related loss on an available-for-sale debt security held by the Customer ExAlt Trusts. No such losses were recognized in the same period of the prior year.
During the six months ended September 30, 2024, we completed interim impairment tests for goodwill and as a result, recorded non-cash impairment charges totaling $3.7 million. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information. Similar interim impairment tests for goodwill was performed for during the six months ended September 30, 2023 which resulted in a non-cash impairment charge totaling $1.4 billion.
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
Other expenses decreased $6.2 million for the six months ended September 30, 2024, compared to the same period in 2023. The largest decrease relates to lower travel and entertainment, which reflects approximately $2.7 million of lower costs associated with an aircraft dry lease that expired on January 1, 2024. The table below provides additional detail regarding our other expenses.

Other Expenses (in thousands)	Six Months Ended September 30,
	2024	2023
Other expenses	$1,943	$1,867
Other insurance and taxes	1,767	2,871
Software license and maintenance	883	1,437
Depreciation and amortization	805	1,922
Occupancy and equipment	321	627
Travel and entertainment	152	3,368
Total other expenses	$5,871	$12,092
BEN LIQUIDITY
Results of Operations — Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023, and the Six Months Ended September 30, 2024 Compared to the Six Months Ended September 30, 2023 (Unaudited)

(in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenues
Interest income	$11,978	$13,022	$22,827	$25,028

Expenses
Employee compensation and benefits	361	1,482	791	3,975
Interest expense (including amortization of deferred financing costs)	3,163	2,120	6,244	2,878
Professional services	395	264	869	897
Provision for credit losses	4,752	60,502	11,679	69,998
Loss on impairment of goodwill	—	220,212	—	1,121,212
Other expenses	402	533	853	1,187
Total expenses	9,073	285,113	20,436	1,200,147
Operating income (loss)	$2,905	$(272,091)	$2,391	$(1,175,119)
Three Months Ended September 30, 2024 and 2023
Interest income decreased $1.0 million during the three months ended September 30, 2024 compared to the same period in 2023. The decrease was primarily driven by an overall decreases in interest income due to lower carrying value of loan receivables, which is driven by higher allowance for credit losses, along with a higher percentage of loan being placed on nonaccrual status.
Employee compensation and benefits decreased $1.1 million during the three months ended September 30, 2024 compared to the same period in 2023. The decrease was driven by payroll and other benefit related costs due to a lower headcount in fiscal 2025 as compared to fiscal 2024 primarily due to the employees furloughed and terminated in fiscal 2024 as well as further attrition in our headcounts in the current fiscal year.

Interest expense increased $1.0 million during the three months ended September 30, 2024 compared to the same period in 2023, primarily driven by a $0.2 million decrease in the amortization of deferred financing premium to interest expense combined with $0.8 million in interest expense and $0.1 million in deferred financing cost amortization recognized on the HH-BDH Credit Agreement, which did not exist in the comparable period.
Provision for credit losses was $4.8 million for the three months ended September 30, 2024 as compared to $60.5 million as of the same period in 2023. The provision for the current period reduced over prior period primarily due to improved collateral values and resulting expected cash flows related to the loan portfolio outpacing the net growth in the amortized cost basis due interest capitalizing at a higher rate than loan payments. Approximately $47.1 million of the provision for credit losses in in quarter ended September 30, 2023 related to losses associated with the collateral comprised of interests in the GWG Wind Down Trust. No amount of the provision for credit losses in the quarter ended September 30, 2024 related to losses associated with the collateral comprised of interests in the GWG Wind Down Trust.
Prior to the start of fiscal year 2025, all goodwill associated with Ben Liquidity was written off as non-cash goodwill impairment charges including approximately $220.2 million during the quarter ended September 30, 2023. Accordingly, during the three months ended September 30, 2024, while we completed an interim impairment test for goodwill in the current period, there was no such non-cash goodwill impairment charge for Ben Liquidity. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.
Six Months Ended September 30, 2024 and 2023
Interest income decreased $2.2 million during the six months ended September 30, 2024 compared to the same period in 2023. The decrease was primarily driven by an overall decrease in interest income due to lower carrying value of loan receivables, which is driven by higher allowance for credit losses, along with a higher percentage of loan being placed on nonaccrual status.
Employee compensation and benefits decreased $3.2 million during the three months ended September 30, 2024 compared to the same period in 2023. The decrease was driven by payroll and other benefit related costs due to a lower headcount in fiscal 2025 as compared to fiscal 2024 primarily due to the employees furloughed and terminated in fiscal 2024. With the implementation of our operating cost reduction plan in November 2023, employee compensation and benefits began reflecting the lower expenses of approximately nearly $1.0 million per month beginning in November 2023.
Interest expense, including amortization of deferred financing costs, increased $3.4 million for the six months ended September 30, 2024, compared to the same period in 2023, primarily driven by a $1.7 million decrease in deferred financing costs accounted for as a premium and $1.5 million in interest expense and $0.2 million in deferred financing cost amortization recognized on the HH-BDH Credit Agreement, which did not exist in the comparable period.
Provision for credit losses was $11.7 million for the six months ended September 30, 2024, as compared to $70.0 million as of the same period in 2023, which included $39.6 million in credit losses driven by a decrease in collateral comprised of collateral comprised of interests in the GWG Wind Down Trust. The provision for the current period reduced over prior period primarily due to improved collateral values and resulting expected cash flows related to the loan portfolio outpacing the net growth in the amortized cost basis due interest capitalizing at a higher rate than loan payments.
Prior to the start of fiscal year 2025, all goodwill associated with Ben Liquidity was written off as non-cash goodwill impairment charges including approximately $1.1 billion during the six months ended September 30, 2023. Accordingly, during the six months ended September 30, 2024, while we completed interim impairment tests for goodwill in the current fiscal year, there was no such non-cash goodwill impairment charge for Ben Liquidity. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.

BEN CUSTODY
Results of Operations — Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023, and the Six Months Ended September 30, 2024 Compared to the Six Months Ended September 30, 2023 (Unaudited)

(in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenues
Trust services and administration revenues	$5,386	$6,490	$10,768	$13,065

Expenses
Employee compensation and benefits	542	545	898	1,105
Professional services	30	89	426	589
Loss on impairment of goodwill	298	86,472	3,427	281,777
Other expenses	187	231	401	438
Total expenses	1,057	87,337	5,152	283,909
Operating income (loss)	$4,329	$(80,847)	$5,616	$(270,844)
Three Months Ended September 30, 2024 and 2023
Trust services and administration revenues decreased $1.1 million for the three months ended September 30, 2024, compared to the same period in 2023 driven by a decrease in the NAV of the alternative assets held by the Customer ExAlt Trusts, which is an input into the calculation of the recurring trust services revenues.
During the three months ended September 30, 2024, we completed an interim impairment test for goodwill and as a result, recorded a non-cash impairment charge of $0.3 million for Ben Custody. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information. Similar interim impairment test for goodwill was performed for the quarter ended September 30, 2023 which resulted in a non-cash impairment charge of $86.5 million for this reporting unit.
Six Months Ended September 30, 2024 and 2023
Trust services and administration revenues decreased $2.3 million for the six months ended September 30, 2024, compared to the same period in 2023, driven by a decrease in the NAV of the alternative assets held by the Customer ExAlt Trusts, which is an input into the calculation of the recurring trust services revenues.
During the six months ended September 30, 2024, we completed interim impairment tests for goodwill and as a result, recorded non-cash impairment charges totaling $3.4 million for Ben Custody. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information. Similar interim impairment tests for goodwill were performed for during the six months ended September 30, 2023, which resulted in non-cash impairment charges totaling $281.8 million for this reporting unit.

CUSTOMER EXALT TRUSTS
Results of Operations — Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023, and the Six Months Ended September 30, 2024 Compared to the Six Months Ended September 30, 2023 (Unaudited)

(in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenues
Investment income (loss), net	$8,541	$(13)	$19,569	$487
Gain (loss) on financial instruments, net	571	(41,875)	(604)	(43,679)
Interest and dividend income	—	2	—	10
Total revenues	9,112	(41,886)	18,965	(43,182)

Expenses
Interest expense	36,049	31,629	70,848	63,283
Professional services	545	884	1,167	2,145
Provision for credit losses	476	—	998	—
Other expenses	3,591	3,876	7,130	8,077
Total expenses	40,661	36,389	80,143	73,505
Operating loss	$(31,549)	$(78,275)	$(61,178)	$(116,687)
Three Months Ended September 30, 2024 and 2023
Investment income (loss), net increased $8.6 million for the three months ended September 30, 2024, compared to the same period of 2023, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts. Investment income was $8.5 million for the three months ended September 30, 2024, which was driven by $4.8 million of upward quoted market price adjustments, $2.3 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, and $1.5 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar. Investment loss was nominal for the three months ended September 30, 2023, which was driven by $3.1 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor offset by $1.6 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar and $1.5 million of downward quoted market price adjustments.
Gain (loss) on financial instruments, net increased $42.4 million for the three months ended September 30, 2024, compared to the same period of 2023, driven by the changes in fair value of the financial instruments held during the period. Gain on financial instruments, net for three months ended September 30, 2024, was primarily driven by a $0.7 million increase in the fair value of public equity securities offset by a $0.2 million decrease in the value of our interests in the GWG Wind Down Trust. Loss on financial instruments, net for the three months ended September 30, 2023 was primarily driven by a $41.4 million decrease in the value of our interests in the GWG Wind Down Trust. Such decrease is net of a $13.7 million gain recognized upon reclassification of unrealized net gains related to the Company's previously classified available-for-sale debt securities from accumulated other comprehensive income. Additional drivers included a $0.7 million decrease to the fair value of public equity securities partially offset by a $0.2 million decrease in the fair value of a derivative liability.
Interest expense increased $4.4 million for the three months ended September 30, 2024, compared to the same period in 2023, which reflects an increase in contractual interest due on the ExAlt Loans, driven by the origination of new liquidity transactions and the compounding of paid-in-kind interest, partially offset by a $1.8 million decrease in interest expense recognized on the Customer ExAlt Trust loan payable, which was extinguished in October 2023.
Professional services decreased $0.3 million for the three months ended September 30, 2024, compared to the same period in 2023, driven by decreases in general professional expenses such as audit, consulting, and other professional fees.
Provision for credit losses increased $0.5 million for the three months ended September 30, 2024, compared to the same period in 2023, Provision for credit losses during the three months ended September 30, 2024, is comprised of a credit related loss on an available-for-sale debt security held by the Customer ExAlt Trusts. No such losses were recognized in the same period of the prior year.
Other expenses decreased $0.3 million for the three months ended September 30, 2024, compared to the same period in 2023, due to a decrease in trust administration fees and other expenses principally driven by a decrease in the NAV of the alternative assets held by the Customer ExAlt Trusts.
Six Months Ended September 30, 2024 and 2023
Investment income (loss), net increased $19.1 million for the six months ended September 30, 2024, compared to the same period of 2023, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts. Investment income was $19.6 million for the six months ended September 30, 2024, which was driven by $18.0 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, $1.3 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar offset by $1.1 million of downward quoted market price adjustments. Investment income was $0.5 million for the six months ended September 30, 2023, which was driven by $6.2 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, $4.7 million of downward quoted market price adjustments, and $1.0 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar.
Loss on financial instruments, net decreased $43.1 million for the six months ended September 30, 2024, compared to the same period of 2023, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the six months ended September 30, 2024 was primarily driven by a $0.5 million decrease in the value of our interests in the GWG Wind Down Trust. Loss on financial instruments, net for the six months ended September 30, 2023 was primarily driven by a $41.4 million decrease in the value of our interests in the GWG Wind Down Trust. Such decrease is net of a $13.7 million gain recognized upon reclassification of unrealized net gains related to the Company’s previously classified available-for-sale debt securities from accumulated other comprehensive income. Additional drivers included a $4.4 million decrease in the fair value of public equity securities partially offset by a $1.6 million decrease in the fair value of a derivative liability.
Interest expense increased $7.6 million for the six months ended September 30, 2024, compared to the same period in 2023, which reflects an increase in contractual interest on the ExAlt Loans, driven by the origination of new liquidity transactions and the compounding of effects of paid-in-kind interest, slightly offset by a $3.7 million decrease in interest expense recognized on the Customer ExAlt Trust loan payable, which was extinguished in October 2023.
Professional services decreased $1.0 million for the six months ended September 30, 2024, which represented decreases in general professional expenses such as audit, consulting, and other professional fees.
Provision for credit losses increased $1.0 million for the six months ended September 30, 2024, compared to the same period in 2023. Provision for credit losses for the six months ended September 30, 2024, is comprised of a credit related loss on an available-for-sale debt security held by the Customer ExAlt Trusts. No such losses were recognized in the same period of the prior year.
Other expenses decreased $0.9 million for the six months ended September 30, 2024, compared to the same period in 2023, due to a decrease in trust administration fees and other expenses principally driven by a decrease in the NAV of the alternative assets held by the Customer ExAlt Trusts.

CORPORATE AND OTHER
Results of Operations — Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023, and the Six Months Ended September 30, 2024 Compared to the Six Months Ended September 30, 2023 (Unaudited)

(in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenues
Loss on financial instruments, net	$(750)	$(900)	$(758)	$(2,557)
Interest income	12	112	24	220
Trust services and administration revenues	—	(95)	—	—
Total revenues	(738)	(883)	(734)	(2,337)

Expenses
Employee compensation and benefits	6,232	13,371	9,296	46,141
Interest expense (including amortization of deferred financing costs)	1,157	1,200	2,364	2,352
Professional services	6,287	5,420	10,339	13,399
Provision for credit losses	—	—	2	—
Loss on impairment of goodwill	—	—	265	—
Release of loss contingency related to arbitration award	—	—	(54,973)	—
Other expenses	2,012	4,360	4,308	10,084
Total expenses	15,688	24,351	(28,399)	71,976
Operating income (loss)	$(16,426)	$(25,234)	$27,665	$(74,313)
Three Months Ended September 30, 2024 and 2023
Loss on financial instruments, net decreased $0.2 million for the three months ended September 30, 2024, compared to the same period of 2023, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the three months ended September 30, 2024, included a $0.8 million combined loss in the fair value on the convertible debt, warrants and derivative liability. Loss on financial instruments, net for the three months ended September 30, 2023, included a $0.7 million decrease in the fair value of put options held, $0.4 million decrease in the fair value of our interests in the GWG Wind Down Trust, partially offset by a $0.2 million decrease in the fair value of a warrant liability.
Employee compensation and benefits decreased $7.1 million for the three months ended September 30, 2024, compared to the same period in 2023. The decrease was principally related to a $5.1 million decrease in equity-based compensation as the comparable period included $3.4 million recognized upon vesting of awards previously subject to a performance condition, which was satisfied by Ben’s public listing in June 2023, and the comparable period included new grants which were partially vested on the grant date. Additionally, there was a $2.0 million decrease in payroll and other benefit-related costs due to a lower headcount in fiscal 2025 as compared to fiscal 2024 primarily due to the employees furloughed and terminated in latter part of fiscal 2024 as well as continued employee attrition during the current fiscal year.
Professional services increased $0.9 million during the three months ended September 30, 2024, compared to the same period in 2023, primarily due to a increase in legal fees offset partially by lower other professional fees. The increase in legal fees coincides with higher legal activity. The majority of this legal activity is expected to be eligible for reimbursement from our D&O insurance carriers and expense in the current period related to such matters reflects our estimate of incurred legal expenses expected to be denied by the insurance carriers. Lower professional fees principally related to ongoing efforts to reduce operating expenses.
Other expenses decreased $2.3 million during the three months ended September 30, 2024, compared to the same period in 2023, primarily driven by a decrease in various categories, including travel and entertainment, insurance and taxes, and depreciation. The largest decrease is driven by the expiration of an aircraft dry lease on January 1, 2024 which resulted in approximately $1.4 million lower expenses in the current period as compared to the same period in the prior year.

Six Months Ended September 30, 2024 and 2023
Loss on financial instruments, net decreased $1.8 million for the six months ended September 30, 2024, compared to the same period of 2023, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the six months ended September 30, 2024, includes a $0.8 million decrease in the combined fair value of the convertible debt, warrants and derivative liability. Loss on investments in securities and options for the six months ended September 30, 2023, included a $3.0 million net decrease to the fair value of put options held, $0.8 million decrease in the fair value of public equity securities, which consisted of shares of GWG Holdings, partially offset by a $1.7 million decrease in the fair value of a warrant liability.
Employee compensation and benefits decreased $36.8 million for the six months ended September 30, 2024, compared to the same period in 2023. The decrease was driven by a $31.1 million decrease in equity-based compensation and $5.7 million decrease in payroll and other benefit-related costs. The comparable period included equity-based compensation of $11.4 million recognized upon vesting of awards previously subject to a performance condition, which was satisfied by Ben’s public listing in June 2023, and $15.0 million in equity-based compensation recognized as a result of transactions completed as part of the BCG Recapitalization. Additionally, there were additional equity grants in fiscal 2024 that resulted in a higher expenses than the limited grants that occurred in fiscal 2025. Additionally, there was a $5.7 million decrease in payroll and other benefit-related costs due to a lower headcount in fiscal 2025 as compared to fiscal 2024 primarily due to the employees furloughed and terminated in latter part of fiscal 2024 as well as adjustment to our accrued annual incentive bonus pool related to the decreased headcount.
Professional services decreased $3.1 million during the six months ended September 30, 2024, compared to the same period in 2023, primarily due to a decrease in legal fees and other professional fees. The decrease in legal fees is principally related to a higher percentage of current ongoing legal matters expected to be eligible for reimbursement from our D&O insurance carriers. Lower professional fees principally related to ongoing efforts to reduce operating expenses along with the comparable period having higher amounts due to transaction related activity.
During the six months ended September 30, 2024, we completed interim impairment tests for goodwill and as a result, recorded non-cash impairment charges totaling $0.3 million related to reporting unit(s) including in this reporting segment. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information. Similar interim impairment tests for goodwill were performed during the six months ended September 30, 2023, however, no such non-cash goodwill impairment charge was determined to be necessary in that period related to reporting unit(s) included in this reporting segment.
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
Other expenses decreased $5.8 million for the six months ended September 30, 2024, compared to the same period in 2023, primarily driven by a decrease in various categories, including travel and entertainment, insurance and taxes, and depreciation. The largest decrease relates to lower travel and entertainment, which reflects approximately $2.7 million of lower costs associated with an aircraft dry lease that expired on January 1, 2024.
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
The following tables set forth a reconciliation of adjusted revenue to revenue and adjusted operating income (loss) to operating income (loss), the most directly comparable U.S. GAAP measures, using data derived from our consolidated financial statements for the periods indicated:

(in thousands)	Three Months Ended September 30, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$11,978	$5,386	$9,112	$(738)	$(17,177)	$8,561
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	173	—	—	173
Adjusted revenues	$11,978	$5,386	$9,285	$(738)	$(17,177)	$8,734

Operating income (loss)	$2,905	$4,329	$(31,549)	$(16,426)	$27,026	$(13,715)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	173	—	—	173
Goodwill impairment	—	298	—	—	—	298
Share-based compensation expense	—	—	—	3,364	—	3,364
Legal and professional fees(1)	—	—	—	3,269	—	3,269
Adjusted operating income (loss)	$2,905	$4,627	$(31,376)	$(9,793)	$27,026	$(6,611)
(1) Includes legal and professional fees related to lawsuits.

(in thousands)	Three Months Ended September 30, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$13,022	$6,490	$(41,886)	$(883)	$(19,504)	$(42,761)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	41,523	437	—	41,960
Adjusted revenues	$13,022	$6,490	$(363)	$(446)	$(19,504)	$(801)

Operating income (loss)	$(272,091)	$(80,847)	$(78,275)	$(25,234)	$74,683	$(381,764)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	41,523	437	—	41,960
Intersegment provision for credit losses on collateral comprised of interests in the GWG Wind Down Trust	47,141	—	—	—	(47,141)	—
Goodwill impairment	220,212	86,472	—	—	—	306,684
Share-based compensation expense	—	—	—	8,503	—	8,503
Legal and professional fees(1)	—	—	—	3,447	—	3,447
Adjusted operating income (loss)	$(4,738)	$5,625	$(36,752)	$(12,847)	$27,542	$(21,170)
(1) Includes legal and professional fees related to GWG Holdings bankruptcy, lawsuits, public relations and employee matters.

(in thousands)	Six Months Ended September 30, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$22,827	$10,768	$18,965	$(734)	$(33,219)	$18,607
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	531	7	—	538
Adjusted revenues	$22,827	$10,768	$19,496	$(727)	$(33,219)	$19,145

Operating income (loss)	$2,391	$5,616	$(61,178)	$27,665	$56,129	$30,623
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	531	7	—	538
Intersegment provision for credit losses on collateral comprised of interests in the GWG Down Trust	5	—	—	—	(5)	—
Goodwill impairment	—	3,427	—	265	—	3,692
Release of loss contingency related to arbitration award	—	—	—	(54,973)	—	(54,973)
Share-based compensation expense	—	—	—	4,358	—	4,358
Legal and professional fees(1)	—	—	—	4,425	—	4,425
Adjusted operating income (loss)	$2,396	$9,043	$(60,647)	$(18,253)	$56,124	$(11,337)
(1) Includes legal and professional fees related to lawsuits.

(in thousands)	Six Months Ended September 30, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$25,028	$13,065	$(43,182)	$(2,337)	$(38,078)	$(45,504)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	44,367	1,159	—	45,526
Adjusted revenues	$25,028	$13,065	$1,185	$(1,178)	$(38,078)	$22

Operating income (loss)	$(1,175,119)	$(270,844)	$(116,687)	$(74,313)	$99,229	$(1,537,734)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	44,367	1,159	—	45,526
Intersegment provision for loan losses on collateral comprised of interests in the GWG Wind Down Trust	39,610	—	—	—	(39,610)	—
Goodwill impairment	1,121,212	281,777	—	—	—	1,402,989
Share-based compensation expense	—	—	—	35,504	—	35,504
Legal and professional fees(1)	—	—	—	8,025	—	8,025
Adjusted operating income (loss)	$(14,297)	$10,933	$(72,320)	$(29,625)	$59,619	$(45,690)
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
As of September 30, 2024, Ben Liquidity’s loan portfolio consisted of ExAlt Loans to the Customer ExAlt Trusts with an aggregate principal amount outstanding of $575.9 million, including accrued interest that has been capitalized on the ExAlt Loans. Ben Liquidity’s ExAlt Loans are structured as loans with a maturity date of 12 years that bear contractual interest at a variable rate or fixed rate that compounds monthly. The ExAlt Loans made prior to December 31, 2020 have a variable interest rate established off of a base rate of 14%, and ExAlt Loans made on or after December 31, 2020 have a variable interest rate established off a base rate of 10% or a fixed rate of 5%. Ben Liquidity may make ExAlt Loans in the future with a variable interest rate established off of different base rates. Since the Customer ExAlt Trusts are consolidated, the ExAlt Loans and related interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts are eliminated in the presentation of our consolidated financial statements; however, such amounts directly impact the income (loss) allocable to Ben’s or BCH’s equity holders.
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
The Customer ExAlt Trusts held interests in alternative assets with a NAV of $301.4 million and $293.9 million as of September 30, 2024 and March 31, 2024, respectively. As of September 30, 2024, the Customer ExAlt Trusts’ portfolio had exposure to 237 professionally managed alternative investment funds, comprised of 797 underlying investments, 92 percent of which are investments in private companies. Additionally, the Customer ExAlt Trusts directly hold investments in debt and equity securities. The aggregate value of these investments was $33.6 million and $35.2 million as of September 30, 2024 and March 31, 2024, respectively.
The following sections provide more detailed information for Ben Liquidity’s loan portfolio and related allowance for credit losses and the Customer ExAlt Trusts’ investments in alternative assets and other equity and debt securities.

Ben Liquidity
Loans Receivable
The following table provides the carrying value of the loan portfolio by collateral type and classification (in thousands):

	September 30, 2024	March 31, 2024
Loans collateralized by interests in alternative assets	$477,978	$394,328
Loans collateralized by debt and equity securities	97,961	165,430
Total loans receivable	575,939	559,758
Allowance for credit losses	(315,253)	(303,574)
Total loans receivable, net	$260,686	$256,184
The following table provides certain information concerning our loan portfolio by collateral type and maturity as of September 30, 2024 (in thousands):

	Original Principal	Interest Accrued	Aggregate Payments	Outstanding Balance(1)	Allowance	Carrying Value
Loans collateralized by interests in alternative assets
Within 5 Years	$374,110	$212,886	$(341,283)	$122,697	$41,828	$80,869
After 5 Years Within 10 Years	311,103	165,184	(82,489)	309,588	153,529	156,059
After 10 Years	46,429	2,576	(3,312)	45,693	43,790	1,903
Loans collateralized by debt and equity securities
Within 5 Years	12,564	6,419	(11,486)	3,028	1,865	1,163
After 5 Years Within 10 Years	86,173	65,273	(556)	90,374	73,478	16,896
After 10 Years	3,903	755	(98)	4,559	763	3,796
Total	$834,282	$453,093	$(439,224)	$575,939	$315,253	$260,686
(1) This balance includes $272.2 million in unamortized discounts as of September 30, 2024.
Loan to Value Ratio
The loan to value ratio is calculated as the carrying value of loans receivable after any allowance for credit losses over the Collateral Value of the loan portfolio. The value of the Collateral (the “Collateral Value”) is defined as the mutual beneficial interest of the respective Customer ExAlt Trust, which we refer to as the “Collective Trust” that is owned by the Customer ExAlt Trust, which we refer to as the “Funding Trust,” that borrows from Ben Liquidity’s subsidiary, BFF. The Collateral Value is derived from the expected cash flows from the various alternative assets held by other trusts included within the Customer ExAlt Trust structure. The Collateral is valued using industry standard valuation models, which includes assumptions related to (i) equity market risk premiums, (ii) alternative asset beta to public equities, (iii) NAVs, (iv) volatilities, (v) distribution rates, and (vi) market discount rates. The fair value of the mutual beneficial interests collateralizing the loan portfolio as of September 30, 2024 and March 31, 2024, was $266.0 million and $292.7 million, respectively.
The loan to value ratio for the entire loan portfolio was 0.98 and 0.88 as of September 30, 2024 and March 31, 2024, respectively. The increase in the loan to value ratio from March 31, 2024 to September 30, 2024 was driven by an increase in the allowance for credit losses, which is primarily due to lower loan repayments, when compared to accrued interest and fees, resulting in the loan carrying value increasing by approximately $4.5 million, while the fair value of the collateral declined period over period.
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

Management estimates the allowance using relevant available information from internal and external sources related to past events, current conditions, and reasonable and supportable economic forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Ben currently does not have adequate historical loss data to provide a basis for the long-term loss information associated with its loans. As such, Ben uses alternative, long-term historical average credit loss data from Preqin, Ltd. in establishing the loss history as a proxy.
Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in credit concentrations, collateral values and underwriting standards as well as changes in economic conditions or other relevant factors. Management judgment is required at each point in the measurement process.
Ben uses the discounted cash flow (“DCF”) method to estimate expected credit losses for the loan portfolio. Ben generates cash flow projections at the loan level wherein payment expectations are adjusted for changes in market risk premiums, risk free rate, NAV growth rate, and discount rate. The inputs are based on historical data from Preqin, Ltd. and adjusted, if necessary, based on the reasonable and supportable forecast of economic conditions. To adjust, management utilizes externally developed forward-looking macroeconomic factors as indicators of future expected cash flows: S&P 500 Index data and US 3-Month Treasury. The economic forecasts are applied over the cashflow projection period.
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
The following table provides the allowance for credit losses recognized by Ben Liquidity and Ben Custody by collateral type and by classification (in thousands):

	September 30, 2024	March 31, 2024
Loans collateralized by interests in alternative assets	$239,147	$168,089
Loans collateralized by interest in debt and equity securities	76,106	135,485
Total allowance for credit losses	$315,253	$303,574
The following table provides a rollforward of the allowance for credit losses recognized by Ben Liquidity and Ben Custody by collateral type (in thousands):

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
(unaudited)	Alternative Assets	Debt & Equity Securities	Alternative Assets	Debt & Equity Securities
Beginning balance	$159,190	$151,311	$101,051	$98,664
Provision for (reversal of) credit losses	79,957	(75,205)	13,149	47,353
Ending balance	$239,147	$76,106	$114,200	$146,017

	Six Months Ended September 30, 2024		Six Months Ended September 30, 2023
(unaudited)	Alternative Assets	Debt & Equity Securities	Alternative Assets	Debt & Equity Securities
Beginning balance	$168,089	$135,485	$32,632	$96,497
Impact of the adoption of CECL	—	—	52,554	8,536
Provision for (reversal of) credit losses	71,058	(59,379)	29,014	40,984
Ending balance	$239,147	$76,106	$114,200	$146,017

Credit Quality
The following table presents certain credit quality metrics (in thousands):

	September 30, 2024	March 31, 2024
Loans collateralized by alternative assets
Period-end loans	$477,978	$394,328
Nonperforming loans	$172,337	$126,607
Allowance for credit losses	$239,147	$168,089
Allowance/loans	50.03%	42.63%
Nonperforming loans/loans	36.06%	32.11%
Allowance to nonperforming loans	1.39x	1.33x

Loans collateralized by debt and equity securities
Period-end loans	$97,961	$165,430
Nonperforming loans(1)	$73,678	$120,845
Allowance for credit losses	$76,106	$135,485
Allowance/loans	77.69%	81.90%
Nonperforming loans/loans	75.21%	73.05%
Allowance to nonperforming loans(1)	1.03x	1.12x

Consolidated
Period-end loans	$575,939	$559,758
Nonperforming loans(1)	$246,015	$247,452
Allowance for credit losses	$315,253	$303,574
Allowance/loans	54.74%	54.23%
Nonperforming loans/loans	42.72%	44.21%
Allowance to nonperforming loans(2)	1.28x	1.23x
(1) The nonperforming loans collateralized by interests in GWG or the GWG Wind Down Trust was $145.9 million as of September 30, 2024 and March 31, 2024.
Customer ExAlt Trusts — Alternative Asset Portfolio
The portfolio of alternative assets held by the Customer ExAlt Trusts covers the following industry sectors and geographic regions for the periods shown below (dollar amounts in thousands):

	September 30, 2024		March 31, 2024
Industry Sector	Value	Percent of Total	Value	Percent of Total
Food and Staples Retailing	$66,517	22.1%	$41,721	14.2%
Software and Services	44,683	14.8	42,908	14.6
Diversified Financials	30,222	10.0	30,297	10.3
Utilities	29,693	9.9	28,768	9.8
Energy	17,151	5.7	19,930	6.8
Capital Goods	15,733	5.2	23,146	7.9
Semiconductors and Semiconductor Equipment	14,797	4.9	16,144	5.5
Health Care Equipment and Services	14,441	4.8	16,520	5.6
Other(1)	68,151	22.6	74,482	25.3
Total	$301,388	100.0%	$293,916	100.0%

(1)
Industries in this category each comprise less than 5 percent. Semiconductors and Semiconductor Equipment and Health Care Equipment and Services is shown separately as it comprised greater than 5 percent in the prior period.

	September 30, 2024		March 31, 2024
Geography	Value	Percent of Total	Value	Percent of Total
North America	$150,864	50.1%	$164,205	55.9%
South America	68,166	22.6	43,543	14.8
Asia	46,342	15.4	49,385	16.8
Europe	35,337	11.7	35,870	12.2
Africa	679	0.2	913	0.3
Total	$301,388	100.0%	$293,916	100.0%
Assets in the portfolio consist primarily of interests in alternative investment vehicles (also referred to as “funds”) that are managed by a group of U.S. and non-U.S. based alternative asset management firms that invest in a variety of financial markets and utilize a variety of investment strategies. The vintages of the funds in the portfolio as of September 30, 2024 ranged from 1993 to 2024.
As Ben Liquidity originates additional ExAlt Loans, it monitors the diversity of the portfolio of alternative assets held by the Customer ExAlt Trusts through the use of concentration guidelines. These guidelines were established, and are periodically updated, through a data driven approach based on asset type, fund manager, vintage of fund, industry segment and geography to manage portfolio risk. Ben Liquidity refers to these guidelines when making decisions about new financing opportunities; however, these guidelines do not restrict Ben Liquidity from entering into financing opportunities that would result in Ben Liquidity having exposure outside of its concentration guidelines. In addition, changes to the portfolio of alternative assets held by the Customer ExAlt Trusts may lag changes to the concentration guidelines. As such, the portfolio of alternative assets held by the Customer ExAlt Trusts may, at any given time, have exposures that are outside of Ben Liquidity’s concentration guidelines to reflect, among other things, attractive financing opportunities, limited availability of assets, or other business reasons. Given our operating history of relatively few transactions at significant NAV, the portfolio as of September 30, 2024 had exposure to certain alternative investment vehicles and investments in private companies that were outside of those guidelines.
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
Industry sector is based on Global Industry Classification Standard (GICS®) Level 2 classification (also known as “Industry Group”) of companies held in the portfolio by funds or directly, subject to certain adjustments by us. “Other” classification is not a GICS® classification. “Other” classification reflects companies in the GICS® classification categories of N/A, Commercial & Professional Services, Consumer Durables & Apparel, Consumer Services, Food, Beverage & Tobacco, Household & Personal Products, Insurance, Materials, Media & Entertainment, Pharmaceuticals, Biotechnology & Life Sciences, Real Estate, Retailing, Technology Hardware & Equipment, Telecommunication Services, and Transportation. “N/A” includes investments assets that we have determined do not have an applicable GICS® Level 2 classification, such as Net Other Assets and investments that are not operating companies.
Geography reflects classifications determined by us based on each underlying investment.

Cash Flow
The following table presents a summary of cash flows from operating, investing and financing activities for periods presented below (in thousands):

	Six Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(19,259)	$(27,356)
Net cash provided by investing activities	11,164	25,740
Net cash provided by (used in) financing activities	4,914	(5,515)
Net decrease in cash and cash equivalents, and restricted cash	$(3,181)	$(7,131)
Six Months Ended September 30, 2024 and 2023
Net cash used in operating activities was $19.3 million for the six months ended September 30, 2024, largely driven by working capital requirements, including employee compensation and benefits and professional services. Net cash provided by investing activities was $11.2 million for the six months ended September 30, 2024, primarily driven by $12.5 million of distributions received as return of investments in alternative assets offset by $0.9 million in purchases of premises and equipment. Net cash provided by financing activities was $4.9 million for the six months ended September 30, 2024 resulting from proceeds received from issuance of Class A common shares under equity purchase agreement of approximately $2.6 million, a total of $3.5 million in proceeds from debt issuances, and $0.7 million from other common stock sales offset by approximately $1.6 million in payment of deferred issuance costs.
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
Liquidity and Capital Resources
As of September 30, 2024 and March 31, 2024, we had $4.5 million and $7.9 million, respectively, in combined available unrestricted cash and cash equivalents.
Our business is capital intensive, and while we generated net income of $54.1 million for the six months ended September 30, 2024, we have historically generated net losses and, in aggregate, these net losses have resulted in an accumulated deficit of $2.0 billion as of September 30, 2024.
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
The ability of Ben, BCH, and our operating subsidiaries to access the cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio is limited by the terms of the ExAlt Loans from Ben Liquidity to the Customer ExAlt Trusts. Historically, Ben Liquidity has elected to capitalize interest that accrues on the ExAlt Loans and only receives payments on the ExAlt Loans, at the discretion of the applicable trustee, following the Customer ExAlt Trusts’ receipt of cash distributions on their alternative asset portfolio. The trustee of the Customer ExAlt Trusts intends to make principal payments on the ExAlt Loans out of the proceeds of the distributions from the alternative assets. To the extent the Customer ExAlt Trusts do not receive distributions, such as if the managers of the professionally managed funds comprising the alternative assets determine to delay distributions or transactions that would result in the distributions to its limited partners, the Customer ExAlt Trusts’ ability to repay the ExAlt Loans, and therefore, Ben Liquidity’s ability to receive principal and interest payments in cash may be adversely impacted. During the six months ended September 30, 2024, largely as a result of macro-economic conditions, the Customer ExAlt Trusts continued to receive fewer distributions from their alternative assets than was originally anticipated, which adversely impacted the Customer ExAlt Trusts’ ability to repay the ExAlt Loans and our liquidity. Such conditions are expected to continue throughout the remainder of fiscal year 2025.
We expect that the Company will require additional capital to satisfy our obligations and fund our operations for the next twelve months, which will likely be achieved through the issuance of additional debt or equity, including through the SEPA. We continue to explore raising additional capital through a combination of debt financing and/or equity financing to supplement the Company’s capitalization and liquidity. If and as we raise additional funds by incurring loans or by issuing debt securities or preferred stock, these forms of financing have rights, preferences, and privileges senior to those of holders of our Common Stock. The availability and the terms under which we are able to raise additional capital could be disadvantageous, and the terms of debt financing and/or equity financing could place significant restrictions on our operations. Macroeconomic conditions and credit markets are also impacting the availability and cost of potential future debt financing. As we raise capital through the issuance of additional equity, such sales and issuance has and will continue to dilute the ownership interests of the existing holders of Common Stock. There can be no assurances that any additional debt and/or equity financing would be available to us on favorable terms or at all. We expect to continue to incur net losses, comprehensive losses and negative cash flows from operating activities until we meet a certain scale of operations.
As of the date of this Quarterly Report on Form 10-Q, we believe that our anticipated operating cash flows, proceeds on ExAlt Loan payments and fee income derived from distributions on investments held by the Customer ExAlt Trusts or other investments held by Ben, and additional sources of liquidity, are not sufficient to meet our contractual obligations over the next 12 months. While we may refinance some or all of the existing borrowings due prior to their maturity, with either our current lenders or other lenders, continue to seek opportunities to reduce corporate overhead, and intend to raise capital through equity or debt investments in us by third parties, including through the SEPA, we cannot conclude these are probable of being implemented or, if probable of being implemented, being in sufficient enough amounts to satisfy our contractual amounts as they presently exist that are coming due over the next 12 months as of the date of filing this Quarterly Report on Form 10-Q.
As further discussed in other sections of this Quarterly Report on Form 10-Q, on June 27, 2023, we entered into the SEPA with Yorkville, whereby we have the right, but not the obligation, to sell to Yorkville up to $250.0 million of shares of the Company’s Class A common stock. As of the date of this Quarterly Report on Form 10-Q, the Company had offered and sold 503,827 shares of Class A common stock to the Yorkville Investor pursuant to the SEPA for net proceeds of approximately $3.9 million. On June 20, 2024, the Company obtained stockholder approval pursuant to Nasdaq Listing Rule 5635(d) for the issuance of shares of Class A common stock to the Yorkville in excess of the Exchange Cap. As a result, the Company may issue up to an aggregate of approximately $246.1 million worth of shares of Class A common stock following registration with the SEC, with such registration statement declared effective by the SEC on November 12, 2024. The issuance of additional shares of Class A common stock under the SEPA will dilute the percentage ownership interest of all stockholders, could dilute the book value per share of the Class A common stock and will increase the number of the Company’s outstanding shares, which could cause the market price of our Class A common stock to decrease. Additionally, the decision regarding future sale of shares, including those under the SEPA, is subject to market conditions, such as trading volume, price of our Class A Common Stock and other factors beyond our control.
As further discussed in other sections of this Quarterly Report on Form 10-Q, on October 19, 2023, we entered into a three-year $25.0 million term loan with HH-BDH, which was fully drawn upon closing and, the proceeds of which were used to repay certain outstanding obligations, fund development of our products, and provide additional working capital. On August 16, 2024, an amendment to the term loan with HH-BDH was executed to add a subsequent term loan of $1.7 million, which was fully drawn upon the closing, and, the proceeds of which used to provide additional working capital. The HH-BDH Credit Agreement contains certain financial maintenance covenants, including a debt service coverage ratio and, beginning on December 31, 2024, a minimum liquidity requirement of $4.0 million, measured on the last day of each month. Additionally, on August 6, 2024, we entered into the Purchase Agreement with Yorkville, pursuant to which we agreed to issue and sell to Yorkville in connection with the issuance and sale by the Company of Convertible Debentures issuable in an aggregate principal amount of up to $4.0 million, which will be convertible into shares of the Company’s Class A common stock. Yorkville purchased and the Company issued $2,000,000 in aggregate principal amount of Convertible Debentures at the First Closing. Furthermore, the Company agreed to issue to the Yorkville Warrants to purchase up to 1,325,382 shares of Class A common stock at an exercise price of $2.63. At the First Closing, the Company issued a Yorkville Warrant to Yorkville to purchase up to 662,691 shares of Class A common stock. Additionally, on November 13, 2024, the Second Closing under the Purchase Agreement occurred whereby the Company issued an additional $2.0 million in aggregate principal amount of Convertible Debentures for proceeds of approximately $1.8 million and issued an additional Yorkville Warrant to purchase up to 662,691 shares of Class A common stock. The Convertible Debentures do not bear interest, subject to a potential increase to 18.0% per annum (or the maximum amount permitted by applicable law) upon the occurrence of certain events of default. The Convertible Debentures will mature on February 6, 2025 and will result in gross proceeds to the Company of approximately $3.6 million. The Convertible Debentures will be issued at an original issue discount of 10%. The

Company will be required to make monthly cash payments of principal in the amount of $1.3 million (or such lesser amount as may then be outstanding) plus all accrued and unpaid interest as of such payment. Such payments will commence 30 days following the Second Closing and will continue on a monthly basis thereafter until the Convertible Debentures are repaid in full, subject to certain conditions as described in the Convertible Debentures. If any of these limitations of the HH-BDH Credit Agreement or the Purchase Agreement were to materially impede the flow of cash to us, our ability to service and repay our debt would be materially and adversely affected. Notwithstanding the receipt of the proceeds of the borrowings made under the HH-BDH Credit Agreement, as amended, and the Yorkville securities purchase agreement, to the extent the Company continues to receive cash distributions that are less than previously projected amounts from its alternative assets, the Company will require additional capital to fund and grow its operations.
We may not be able to refinance our indebtedness or obtain additional financing on terms favorable to the Company, or at all. To the extent that Ben or its subsidiaries raise additional capital through the future sale of equity or debt, the ownership interest of our existing equity holders may be diluted. The terms of these future equity or debt securities may include liquidation or other preferences that adversely affect the rights of our existing equity unitholders or involve negative covenants that restrict Ben’s ability to take specific actions, such as incurring additional debt or making additional investments in growing the operations of the Company. If Ben defaults on these borrowings, then the Company will be required to either (i) sell participation or other interests in our loans or other of our assets or (ii) to raise additional capital through the sale of equity and the ownership interest of our equity holders may be diluted. Further, given the number of shares of Class A common stock eligible for resale as a result of various registration statements we have filed with the SEC, our stock price may be further depressed as a result of significant sales of our securities, which could adversely affect our ability to raise equity capital on favorable terms or at all. In addition, because the $920.00 exercise price per share of the outstanding Warrants substantially exceeds the current trading price per share of our Class A common stock ($1.23 per share as of September 30, 2024), there is no assurance that the Warrants will be in the money prior to their expiration and it is unlikely that the Warrant holders will be able to exercise such Warrants in the near future, if at all. Accordingly, we are unlikely to receive any proceeds from the exercise of the Warrants in the near future, if at all, and the Warrants may not provide any additional capital. Similarly, the Yorkville Warrants have an exercise price ($2.63 per share) that exceeds the current trading price per share of our Class A common stock. In considering our capital requirements and sources of liquidity, we have not assumed or relied on the receipt of proceeds from the exercise of Warrants or Yorkville Warrants. As a result of the foregoing, we may require additional capital resources to execute strategic initiatives to grow our business.
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
Recent Equity Issuances
On August 20, 2024, the Company entered into a subscription agreement with Cangany Capital Management, a limited liability company controlled by Peter T. Cangany, Jr., a member of the Company’s board of directors, pursuant to which Cangany Capital Management purchased 47,500 shares of Class A common stock at a price per share of $2.33.
On August 27, 2024, the Company entered into additional subscriptions agreement with Cangany Capital Management, pursuant to which Cangany Capital Management purchased 65,000 shares of Class A common stock at a price per share of $1.97.
Also on August 27, 2024, the Company entered into a subscription agreement with Thomas O. Hicks, a member of the Company’s board of directors, and a subscription agreement with CFH Ventures, Ltd., a limited partnership controlled by Mr.

Hicks, pursuant to which each of Mr. Hicks and CFH Ventures, Ltd. purchased 50,000 shares of Class A common stock at a price per share of $1.97.
On September 6, 2024 and October 9, 2024, the Company issued 9,623 shares and 4,175 shares of Class A common stock of the Company to a consultant of the Company.
On September 11, 2024, the Company entered into a subscription agreement with Cangany Capital Management pursuant to which Cangany Capital Management purchased 150,000 shares of the Company’s Class A common stock at a price per share of $1.58.
On September 17, 2024, the Company entered into a subscription agreement with Mendota, pursuant to which the Company issued 201,482 shares in satisfaction of its outstanding obligations to the Vendor pursuant to that certain Consulting Agreement by and between Mendota and The Beneficient Company Group (USA), L.L.C. effective as of September 9, 2021, as amended from time to time thereafter, pursuant to which Mendota provided financial consulting services to the Company.
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
On July 12, 2023, BCH, entered into (a) that certain Amendment No. 7 to the First Lien Amendment, which amended the First Lien Credit Agreement, and (b) that certain Amendment No. 7 to Second Lien Amendment (together with the First Lien Amendment, the “Seventh Amendments”), which amended the Second Lien Credit Agreement, each among BCH, HCLP and the other parties thereto. Among other things, the Seventh Amendments (i) modified the interest rate to a fixed rate of 9.5% (ii) extended the maturity dates of the First Lien Amendment and the Second Lien Amendment to September 15, 2024 and September 15, 2027, respectively, and (iii) agreed to installment payments on the First Lien Amendment of $5.0 million on each of March 29th, June 28th, September 29th, and December 29th of each year for so long as the obligations remain outstanding, and so long as such payments do not cause a going concern. No payments will be made on the Second Lien Amendment until the obligations on the First Lien Amendment have been fully satisfied. Effective on July 31, 2024, the maturity date of the First Lien Credit Agreement was extended from September 15, 2024 to February 1, 2025, and certain mandatory prepayment obligations thereunder were waived by HCLP until February 1, 2025.
As part of the Seventh Amendments, Ben agreed to pay fees totaling approximately $0.1 million. During the three and six months ended September 30, 2024 and 2023, no deferred financing costs were paid to HCLP. No payments of principal or interest have been made on the First Lien or Second Lien Credit Agreements since the interest payment made in March 2023. Accrued interest on the First Lien or Second Lien Credit Agreements of $14.1 million as of September 30, 2024 and $9.5 million as of March 31, 2024 is included in other liabilities in the consolidated statement of financial condition. Through September 30, 2024, all required principal and interest payments due under the Second A&R Agreements have been paid.

In connection with the Second A&R Agreements, Beneficient Holdings, Inc. (“BHI”), which is owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee, and Mr. Heppner and his family are the beneficiaries, owns a majority of the BCH Class S Ordinary Units, Class S Preferred Units of BCH (“BCH Class S Preferred Units”), BCH Preferred A.0, Preferred Series A Subclass 1 Unit Accounts of BCH (“BCH Preferred A.1”), and Subclass 1 FLP Unit Accounts of BCH (“BCH FLP-1 Unit Accounts”), and Subclass 3 FLP Unit Accounts of BCH (“BCH FLP-3 Unit Accounts”), will grant certain tax-related concessions to HCLP as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5% of BCH Preferred A.1 held by BHI, which will be held by HCLP, may convert to BCH Preferred A.0. In addition, recipients of a grant of BCH Preferred A.1 from BHI will have the right to put an amount of BCH Preferred A.1 to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred A.1 from BHI. No such liability existed as of September 30, 2024 or March 31, 2024.
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
Ben may be required to pay an additional extension fee to extend the maturity dates of the Second A&R Agreements beyond February 1, 2025 and September 15, 2027.
Recent Debt Financing
As discussed above, the Loan Parties are parties to the HH-BDH Credit Agreement. HH-BDH’s sole member is Hicks Holdings. The managing member of Hicks Holdings is Mr. Thomas O. Hicks, a member of the Company’s Board. HH-BDH will receive customary fees and expenses in its capacity as a lender and as the administrative agent under the HH-BDH Credit Agreement, as further described below. Hicks Holdings and Mr. Hicks may be deemed to have a direct or indirect material financial interest with respect to the transactions contemplated by the HH-BDH Credit Agreement, as described below. HH-BDH funded the amounts under the HH-BDH Credit Agreement from the Financing.
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
On August 16, 2024, the Borrower, the Guarantor and HH-BDH entered into the Amendment, to, among other things, (i) add a subsequent term loan of up to $1,675,000, which was fully drawn upon closing of the Amendment, and (ii) waive certain events of default resulting from the occurrence of the Acknowledged Defaults, provided that in the case of the expense reimbursement default, the Borrower must cure the expense reimbursement default upon the earlier of (x) November 1, 2024 and (y) two business days following the effectiveness of Company’s registration statement for resale of the shares of Class A common stock, underlying the convertible debentures and warrants issuable pursuant to the Purchase Agreement.
The Amended Credit Agreement also requires the Borrower to prepay the outstanding principal balance of the Loans in the amount of $200 thousand, $200 thousand, $200 thousand, $200 thousand and $875 thousand on each of September 7, 2024, October 7, 2024, November 7, 2024, December 7, 2024 and December 31, 2024, respectively. Furthermore, on each Required Payment Date, the Borrower shall prepay the outstanding principal balance of the Loans by an amount equal to the lesser of (a) the Total Portfolio Net Receipts for the most recently ended period beginning on the 16th day of each month and ending on the 15th day of the immediately following month, and (b) as of each Required Payment Date, an amount equal to the excess, if any, of (x)(i) the number of Required Payment Dates occurring on or prior to such Required Payment Date, multiplied by (ii) $500,000, minus (y) the amount of all Excess Payments made prior to such Required Payment Date. Additionally, the Amended Credit Agreement requires the Borrower to make certain minimum monthly payments to prepay the balance of the Loans.
The Amended Credit Agreement also includes, among other things, (i) updates to conditions precedent for the Lender to make the subsequent term loan to the Borrower, (ii) updates to certain representations and warranties, (iii) additional certain affirmative and negative covenants including a minimum liquidity financial covenant of $4.0 million and (iv) additional events that the occurrence of which would constitute an Event of Default (as defined in the Amended Credit Agreement). Except as modified by the Amendment, the terms of the HH-BDH Credit Agreement remain the same.
Inflation
Changes in inflation do not necessarily correlate with changes in interest rates. We presently do not foresee any material impact of inflation on our results of operations in the periods presented in our consolidated financial statements.
Unfunded Capital Commitments
The Customer ExAlt Trusts had $47.2 million and $47.8 million of potential gross capital commitments as of September 30, 2024, and March 31, 2024, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The trust holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by certain of the associated trusts within the ExAlt PlanTM or affiliated entities. To the extent that the associated Customer ExAlt Trust or their affiliated entities cannot pay the capital funding commitment, Ben is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Ben to the Customer ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves, if any, held by the associated Customer ExAlt Trusts or their affiliated entities are added to the ExAlt Loan balance between Ben and the Customer ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. The majority, or 90%, of our portfolio with an unfunded commitment has a vintage of 2012 and prior. As the vintages continue to age, a cash requirement becomes less likely. We consider the creditworthiness of the investment on a case-by-case basis. As of September 30, 2024 and March 31, 2024, there were no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.
Dependence on Related Party Transactions
In the ordinary course of business, we depend on certain transactions with related parties. For example, as discussed above, Ben, through its subsidiaries, is a party to the Second A&R Agreements with HCLP. HCLP is an indirect subsidiary of Highland Consolidated, L.P. Ben’s CEO is a beneficiary and trust investment advisor of the trusts that control, and are the partners of, Highland Consolidated, L.P. As of September 30, 2024, we had approximately $94.6 million (including an unamortized premium thereon) of debt outstanding derived from BCH’s secured loans with HCLP. In addition, unpaid interest of $14.1 million was accrued and owed as of September 30, 2024.
Additionally, effective October 19, 2023, Ben, through its subsidiaries, is a party to the $25.0 million HH-BDH Credit Agreement with HH-BDH. HH-BDH’s sole member is Hicks Holdings whose managing member is a member of our Board. On August 16, 2024, Amendment to the HH-BDH Credit Agreement was executed to add a subsequent term loan of $1.7 million. As of September 30, 2024, we had approximately $25.2 million (including an unamortized discount thereon) of debt outstanding derived from the term loan with HH-BDH.
Furthermore, Ben and BCH are parties to a Services Agreement with Bradley Capital Company, L.L.C. (“Bradley Capital”) and Beneficient Management Counselors, L.L.C. effective June 1, 2017. Effective as of January 1, 2022, the parties entered into the First Amended and Restated Services Agreement and effective June 7, 2023, the parties entered into the Second Amended and Restated Services Agreement (the “Services Agreement”). Bradley Capital is an entity associated with Ben’s CEO. During the three months ended September 30, 2024 and 2023, Ben recognized expenses totaling $0.7 million and $0.7 million, respectively, related to this services agreement. During the six months ended September 30, 2024 and 2023, Ben recognized expenses totaling $1.4 million and $1.4 million, respectively, related to this services agreement. As of September 30, 2024 and March 31, 2024, $3.1 million and $2.7 million, respectively, was owed to Bradley Capital related to the Services Agreement.
As reported on a Schedule 13G/A filed by the GWG Wind Down Trust on October 8, 2024, the GWG Wind Down Trust held approximately 7.6% of the Class A common stock, down from approximately 45% of the Class A common stock at the time our June 30, 2024 Form 10-Q was filed on August 14, 2024.
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
Goodwill and Identifiable Intangible Assets
Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. Subsequent to the public listing on June 8, 2023, and through the date of this report, the Company has experienced a significant sustained decline in the price of its Class A common stock and its related market capitalization. We believe that these factors indicated that the fair value of our reporting units had more likely than not fallen below their carrying values as of each quarter end starting with the quarter ending as of June 30, 2023. As such, management performed an interim impairment test of goodwill as of each quarter end starting with June 30, 2023 through the most recent quarter end of September 30, 2024. For the quarter ended September 30, 2023, this resulted in $306.7 million of non-cash goodwill impairment at the Ben Liquidity and Ben Custody reporting units. For the quarter ended September 30, 2024, this resulted in $0.3 million of non-cash goodwill impairment at the Ben Custody reporting unit. For year-to-date September 30, 2023, non-cash goodwill impairment of $1.4 billion was recorded at the Ben Liquidity and Ben Custody reporting units. For year-to-date September 30, 2024, non-cash goodwill impairment of $3.7 million was recorded at the Ben Custody and Ben Markets reporting units.
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
The discount rates used for each reporting unit in the June 30, 2023 impairment analysis ranged from 24.8% to 25.6% and in the September 30, 2023 impairment analysis ranged from 25.3% to 26.2%. The Company applied a terminal year long-term growth rate of 3.0% for each reporting unit in both the June 30, 2023 and September 30, 2023 impairment analyses.
The discount rates used for the relevant reporting units in the June 30, 2024 impairment analysis ranged from 28.0% to 29.3% and in the September 30, 2024 impairment analysis from 28.0% to 29.3%. The Company applied a terminal year long-term growth rate of 3.0% for each relevant reporting unit in both the June 30, 2024 and September 30, 2024 impairment analyses. Remaining goodwill of $9.9 million at September 30, 2024 relates to the Ben Custody and Ben Markets reporting units. Subsequent to the September 30, 2024 impairment, there was no excess of reporting unit fair value over carrying value for Ben Custody and approximately $0.4 million of reporting unit fair value over carrying value for Ben Markets.
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
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the six months ended September 30, 2024, that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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
The Texas District Court directed the parties to file motions requesting any further relief that may be available within twenty days of the order. On August 2, 2024, the Claimant filed an appeal to challenge the order vacating the Arbitration Award in the Texas Fifth Court of Appeals. The Company intends to vigorously defend itself in connection with the appeal.
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
Pursuant to the Stockholders’ Equity Notice and the Listing Rules of Nasdaq, Nasdaq provided the Company with 45 calendar days, or until August 30, 2024, to submit a plan to regain compliance with the Minimum Stockholders’ Equity Requirement. If the Company’s plan to regain compliance is accepted, the Staff can grant an extension of up to 180 calendar days from the date of the Stockholders’ Equity Notice to evidence compliance. If the Company’s plan to regain compliance is not accepted, or if it is accepted and the Company does not regain compliance in the timeframe required by Nasdaq, the Nasdaq Staff could provide notice that the Company’s shares of Class A common stock are subject to delisting. In such an event, the Company would have the right to request a hearing before the Panel. The hearing request would automatically stay any suspension or delisting action pending the completion of the hearings process. The Stockholders’ Equity Notice had no immediate impact on the listing of the Class A common stock, which will continue to be listed and traded on Nasdaq under the symbol “BENF,” subject to the Company’s compliance with the other listing requirements of Nasdaq.
The Company timely submitted a plan to regain compliance with the Minimum Stockholders’ Equity Requirement. Although the Company intends to use all reasonable efforts to achieve compliance with the Minimum Stockholders’ Equity Requirement, there can be no assurance that the Company will be able to regain compliance with the Minimum Stockholders’ Equity
Additionally, on July 23, 2024, the Company notified Nasdaq that, following the resignations of Emily B. Hill and Dennis P. Lockhart from the Company’s Board and Audit Committee of the Board (the “Audit Committee”). On September 30, 2024, Patrick J. Donegan was appointed to the Board as an independent director and a member of the Audit, Products and Related Party Transactions, Credit and Enterprise Risk committees of the Board. The Company currently has a vacancy on the Audit Committee and intends to rely on the cure period set forth in the Nasdaq Listing Rule 5605 while it recruits a new Audit Committee member.
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
Historically, we have been dependent upon the services of John Stahl, an individual who, prior to our receipt of the operating TEFFI charter in Kansas, served as trustee of most of our Customer ExAlt Trusts, excluding the custody trusts that are Delaware statutory trusts, which are trusts with the Delaware Trust Company serving as trustee. Mr. Stahl continued to serve as trustee of the Customer ExAlt Trusts established in our formative transactions until July 7, 2024, at which point BFF began the process of accepting such trusts as successor trustee. BFF completed the trust acceptance process on September 19, 2024 and November 1, 2024 and, as such, currently serves as successor trustee of all of the Customer ExAlt Trusts, excluding the custody trusts that are Delaware statutory trusts, for which the Delaware Trust Company continues to serve as trustee. Previously, we replaced Mr. Stahl as trustee on certain other trusts, and BFF was appointed as trustee of the Customer ExAlt Trusts following the receipt of BFF’s TEFFI charter. Accordingly, BFF will be, subject to fiduciary duties and other restrictions included in our trust agreements and as a matter of law, as a trustee, BFF will have broad discretion and authority to take actions permitted by the trust agreements and applicable law.
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
Additionally, on December 16, 2022, the Claimant initiated a private arbitration in the International Court of Arbitration of the International Chamber of Commerce, challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The Claimant sought total damages of $36.3 million plus attorney’s fees and punitive damages. On April 23, 2024, the sole arbitrator held that in terminating the Claimant’s equity awards, the Company had breached its contractual obligations, and as a result, awarded the Claimant $55.3 million in compensatory damages, including pre-judgment interest. Post-judgment interest was also awarded to claimant. Neither attorneys’ fees nor punitive damages were awarded to the claimant. The Company was also asked to pay arbitration-related costs in the amount of approximately $0.1 million. On July 29, 2024, the Texas District Court entered an order vacating the previously Arbitration Award against the Company in the aggregate amount of approximately $55.3 million in compensatory damages, including pre-judgment and post-judgement interest. The Texas District Court directed the parties to file motions requesting any further relief that may be available within twenty days of the order. On August 2, 2024, the Claimant filed an appeal to challenge the order vacating the Arbitration Award in the Texas Fifth Court of Appeals. The Company intends to vigorously defend itself in connection with the appeal.
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
The Company has received in the past, and may continue to receive in the future, negative publicity, which could adversely affect our reputation, operations, and financial condition. For example, we and certain of our officers and directors have been the subject of negative media coverage in the Wall Street Journal and other outlets regarding alleged self-dealing and the misuse of company funds. On July 28, 2023, we and certain of our executive officers filed a claim for defamation against Alexander Gladstone, the author of the Wall Street Journal’s previous media coverage concerning the Company. On May 22, 2024, the court in this case denied Mr. Gladstone’s motion to dismiss, allowing our claims to proceed. Mr. Gladstone filed an answer on June 19, 2024, and a trial has been set for March 2026. On July 26, 2024, defamation claims relating to the article authored by Gladstone were filed against Dow Jones & Co. Inc., the Wall Street Journal’s publisher (“Dow Jones”). On November 6, 2024, Dow Jones filed a motion to dismiss. The Company is currently preparing a response to such motion.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Except as set forth below, there were no sales of unregistered securities during the quarter ended September 30 2024 that were not previously reported on a Current Report on Form 8-K.

On September 6, 2024 and October 9, 2024, the Company issued 9,623 shares and 4,175 shares of Class A common stock of the Company to a consultant of the Company. The issuance of the Class A common stock pursuant to these transactions was not registered under the Securities Act and each was issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
On September 17, 2024, the Company issued 201,482 shares of Class A common stock of the Company to a vendor of the Company. The issuance of the Class A common stock pursuant to this transaction was not registered under the Securities Act and was issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
Securities Purchase Agreement, Convertible Debentures and Warrants
As previously disclosed, on August 6, 2024, the Company entered into a Purchase Agreement with Yorkville. Upon signing of the Purchase Agreement, the Company issued $2.0 in aggregate principal amount of Convertible Debentures to Yorkville for proceeds of approximately $1.8 million and a Yorkville Warrant to purchase up to 662,691 shares of Class A common stock. Pursuant to the Registration Rights Agreement entered into in connection with the Purchase Agreement, the Company filed a registration statement to register, among other things, the Conversion Shares and the Yorkville Shares. The registration statement was declared effective by the SEC on November 12, 2024. On November 13, 2024, the Company issued an additional $2.0 million in aggregate principal amount of Convertible Debentures for proceeds of approximately $1.8 million and issued an additional Yorkville Warrant to purchase up to 662,691 shares of Class A common stock.
The Convertible Debentures do not bear interest, subject to a potential increase to 18.0% per annum (or the maximum amount permitted by applicable law) upon the occurrence of certain events of default. The Convertible Debentures will mature on February 6, 2025 and resulted in gross proceeds to the Company of approximately $3.6 million. The Convertible Debentures were issued at an original issue discount of 10%. The Company will be required to make monthly cash payments of principal in the amount of $1.3 million (or such lesser amount as may then be outstanding) plus all accrued and unpaid interest as of such payment. Such payments will commence 30 days following the Second Closing and will continue on a monthly basis thereafter until the Convertible Debentures are repaid in full, provided that the Company’s obligation to make a monthly payment will cease if (i) the daily volume weighted average price of the Class A common stock is greater than 130% of the Conversion Price at any time immediately preceding the monthly payment date, and (ii) the Equity Conditions (as defined in the Convertible Debentures) are satisfied, in each case, for each trading day during a period of 10 consecutive trading days. Any such cessation will only be effective with respect to one monthly payment, and any subsequent cessation shall require the forgoing conditions to be satisfied for 10 consecutive trading days during the 30 days prior to any subsequent monthly payment date.
The Convertible Debentures are convertible at the option of the holder into Class A common stock equal to the applicable Conversion Amount divided by $3.018. The maximum amount of shares issuable upon conversion of the Convertible Debentures is 1,325,382. The Convertible Debentures may be converted in whole or in part, at any time and from time to time, subject to the Purchase Agreement Exchange Cap (as defined below). The Conversion Amount with respect to any requested conversion will equal the principal amount requested to be converted plus all accrued and unpaid interest on the Convertible Debentures as of such conversion (the “Conversion Amount”). In addition, no conversion will be permitted to the extent that, after giving effect to such conversion, the holder together with the certain related parties would beneficially own in excess of 4.99% of the Class A common stock outstanding immediately after giving effect to such conversion, subject to certain adjustments.
The Company shall not issue any shares of Class A common stock upon conversion of the Convertible Debentures held by Yorkville if the issuance of such shares underlying the Convertible Debentures would exceed the aggregate number of shares of Class A common stock that the Company may issue upon conversion of the Convertible Debentures in compliance with the Company’s obligations under the rules or regulations of Nasdaq Stock Market (the “Purchase Agreement Exchange Cap”). The Exchange Cap will not apply under certain circumstances, including if the Company obtains the approval of its stockholders as required by the applicable rules of the Nasdaq Stock Market for issuances of Class A common stock in excess of such amount, or if the Company obtains a written opinion from outside counsel to the Company that such stockholder approval is not required.
The Convertible Debenture provides the Company, subject to certain conditions, with an optional redemption right pursuant to which the Company, upon 10 trading days’ prior written notice to Yorkville (the “Redemption Notice”), may redeem in cash, in whole or in part, all amounts outstanding under the Convertible Debentures prior to the Maturity Date; provided that the volume weighted average price on the date such Redemption Notice is delivered is less than the Conversion Price at the time of the Redemption Notice. The redemption amount shall be equal to the outstanding principal balance being redeemed by the Company, plus the redemption premium of 10% of the principal amount being redeemed, plus all accrued and unpaid interest in respect of such redeemed principal amount.
Upon the occurrence of certain trigger events, the Company will be required to make monthly cash payments of principal in the amount of $1.3 million (or such lesser amount as may then be outstanding) plus all accrued and unpaid interest as of such payment. Such payments will commence 30 days following the Second Closing and will continue on a monthly basis thereafter until the Convertible Debentures are repaid in full, provided that the Company’s obligation to make a monthly payment will cease if (i) the daily volume weighted average price of the Class A common stock is greater than 130% of the Conversion Price at any time immediately preceding the monthly payment date, and (ii) the Equity Conditions (as defined in the Convertible Debentures) are satisfied, in each case, for each trading day during a period of 10 consecutive trading days. Any such cessation will only be effective with respect to one monthly payment, and any subsequent cessation shall require the forgoing conditions to be satisfied for 10 consecutive trading days during the 30 days prior to any subsequent monthly payment date.
In lieu of making the cash payment otherwise contemplated to be made to Company upon exercise of a Yorkville Warrant, Yorkville may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of Class A common stock determined according to a formula set forth in the Yorkville Warrants, provided that such cashless exercise shall only be permitted if, at the time of such exercise, there is no effective registration statement registering the resale of the Warrant Shares or if an Event of Default (as defined in the Purchase Agreement) has occurred. The Yorkville Warrants are immediately exercisable. The Yorkville Warrants issued at the First Closing will expire on August 6, 2027, and the Yorkville Warrants issued at the Second Closing will expire on November 13, 2027. The Yorkville Warrants include customary adjustment provisions for stock splits, combinations and similar events. Prior to obtaining approval of stockholders, the Company may not issue any Class A common stock that exceed the number of shares that it may issue pursuant to Nasdaq Stock Market rules under the Yorkville Warrants.
The issuance of Convertible Debentures, Yorkville Warrants, the Conversion Shares and the Warrant Shares is exempt from registration pursuant to Section 4(a)(2) of the Securities Act. Yorkville represented to the Company that it is an “accredited investor” as defined in Rule 501 of the Securities Act and that each of the Convertible Debentures, Warrants, the Conversion Shares and the Warrant Shares were acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof.
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.1.3
Certificate of Amendment to the Articles of Incorporation, filed October 2, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on October 4, 2024).

3.1.4
Certificate of Designation of Beneficient Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1.2 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

3.1.5
Certificate of Designation of Beneficient Series B-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on August 2, 2023).

3.1.6
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

3.1.8
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

4.8.1
Ninth Amended and Restated Limited Partnership Agreement of Beneficient Company Holdings, L.P., effective April 18, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on April 16, 2024).

4.8.2
First Amendment to the Ninth Amended and Restated Limited Partnership Agreement of Beneficient Company Holdings, L.P. effective September 30, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on October 4, 2024).

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
10.1#
Securities Purchase Agreement, by and between Beneficient and YA II PN, Ltd., dated August 6, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on August 7, 2024).

10.2
Global Guaranty Agreement, by and among the subsidiaries of Beneficient set forth on the signature pages thereto, dated August 6, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on August 7, 2024).

10.3
Amendment No. 1 and Waiver No. 1 to Credit and Guaranty Agreement and Each Other Loan Document, dated August 16, 2024, by and among Beneficient Financing, L.L.C., as borrower, Beneficient Company Holdings, L.P., as guarantor, and HH-BDH LLC, as the administrative agent party thereto and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on August 21, 2024).

10.4
Letter Agreement regarding Second Amended and Restated First Lien Credit Agreement and Second Amended and Restated Second Lien Credit Agreement, dated October 16, 2024, among Beneficient, Beneficient Company Holdings, L.P., and HCLP Nominees, L.L.C. (incorporated by reference to Exhibit 10.16.16 to the Company’s Amendment No. 2 to Form S-3 on Form S-1 (File No. 333- 281694) filed with the Securities and Exchange Commission on October 24, 2024).

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

BENEFICIENT

Date: November 14, 2024	By:	/s/ Brad K. Heppner
Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Date: November 14, 2024	By:	/s/ Gregory W. Ezell
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)