Form 10-Q
period 2024-12-31
Beneficient
filed 2025-02-14
CIK 1775734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of February 7, 2025, Beneficient had 8,419,694 shares of Class A common stock outstanding and 239,256 shares of Class B common stock outstanding.

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
In order to maintain its listing on The Nasdaq Stock Market, LLC (“Nasdaq”), the Company effected a reverse stock split of its Common Stock at a ratio of eighty (80) to one (1) and a simultaneous proportionate reduction in the authorized shares of each class of Common Stock as required by Nevada Revised Statutes (“NRS”) Section 78.207 (the “Reverse Stock Split”). The Company’s Class A common stock commenced trading on a post-reverse stock split basis at market open on April 18, 2024. Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise or conversion of the Company’s equity award, warrants, and other equity instruments convertible into common stock, as well as the applicable exercise price. All share and per share amounts of our Common Stock presented in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split.
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
•the GWG Wind Down Trust historically owned a substantial percentage of the Company and held voting power with respect to those matters on which our stockholders have the right to vote (as last reported on Schedule 13D/A filed by the GWG Wind Down Trust on October 8, 2024, the GWG Wind Down Trust owns less than 8% of our Class A common stock);
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

BENEFICIENT
Form 10-Q
For the Quarter Ended December 31, 2024

PART I. FINANCIAL INFORMATION
Item 1 — Financial Statements
BENEFICIENT
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2024	March 31, 2024
(Dollars and shares in thousands)	(unaudited)
ASSETS
Cash and cash equivalents	$4,149	$7,913
Restricted cash	52	64
Investments, at fair value:
Investments held by Customer ExAlt Trusts (related party of $12 and $552)	334,278	329,113
Investments held by Ben (related party of nil and $6)	—	6
Other assets, net	48,519	14,699
Intangible assets	3,100	3,100
Goodwill	9,914	13,606
Total assets	$400,012	$368,501
LIABILITIES, TEMPORARY EQUITY, AND EQUITY (DEFICIT)
Accounts payable and accrued expenses (related party of $14,294 and $14,143)	$149,204	$157,157
Other liabilities (related party of $16,798 and $9,740)	22,433	31,727
Warrants liability	648	178
Convertible debt	2,667	—
Debt due to related parties	120,274	120,505
Total liabilities	295,226	309,567
Redeemable noncontrolling interests
Preferred Series A Subclass 0 Redeemable Unit Accounts, nonunitized	90,526	251,052
Total temporary equity	90,526	251,052
Shareholder’s equity (deficit):
Preferred stock, par value $0.001 per share, 250,000 shares authorized
Series A preferred stock, 0 and 0 shares issued and outstanding as of December 31, 2024 and March 31, 2024	—	—
Series B preferred stock, 363 and 227 shares issued and outstanding as of December 31, 2024 and March 31, 2024	—	—
Class A common stock, par value $0.001 per share, 5,000,000 and 18,750(1) shares authorized as of December 31, 2024 and March 31, 2024, respectively, 8,246 and 3,348 shares issued as of December 31, 2024 and March 31, 2024, respectively, and 8,237 and 3,339 shares outstanding as of December 31, 2024 and March 31, 2024, respectively	8	3
Class B convertible common stock, par value $0.001 per share, 250(1) shares authorized, 239 and 239 shares issued and outstanding as of December 31, 2024 and March 31, 2024	—	—
Additional paid-in capital	1,843,911	1,848,068
Accumulated deficit	(2,007,272)	(2,059,214)
Stock receivable	—	(20,038)
Treasury stock, at cost (9 shares as of December 31, 2024 and March 31, 2024)	(3,444)	(3,444)
Accumulated other comprehensive income	161	276
Noncontrolling interests	180,896	42,231
Total equity (deficit)	14,260	(192,118)
Total liabilities, temporary equity, and equity (deficit)	$400,012	$368,501
(1) Number has been adjusted to reflect 1-for-80 reverse stock split on April 18, 2024. See Note 1 – Overview of Business – Reverse Stock Split, for additional information.
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in thousands, except per share amounts)	2024	2023	2024	2023
Revenues
Investment income, net	$4,742	$7,448	$24,311	$7,935
Loss on financial instruments, net (related party of $(8), $(18,691), $(546) and $(64,217), respectively)	(523)	(18,024)	(1,885)	(64,260)
Interest and dividend income	10	118	34	348
Trust services and administration revenues (related party of $8, $8, $23 and $23, respectively)	188	158	564	173
Other income	2	65	2	65
Total revenues	4,419	(10,235)	23,026	(55,739)

Operating expenses
Employee compensation and benefits	2,929	7,340	13,914	58,561
Interest expense (related party of $3,140, $3,018, $9,330 and $5,843, respectively)	3,240	4,671	11,848	13,569
Professional services	5,083	4,970	17,884	22,000
Provision for credit losses	—	—	1,000	—
Loss on impairment of goodwill	—	883,223	3,692	2,286,212
Release of loss contingency related to arbitration award	—	—	(54,973)	—
Other expenses (related party of $723, $2,096, $2,111 and $6,317, respectively)	2,680	5,512	8,551	17,604
Total operating expenses	13,932	905,716	1,916	2,397,946
Operating income (loss)	(9,513)	(915,951)	21,110	(2,453,685)
(Gain) loss on liability resolution	—	—	(23,462)	—
Loss on extinguishment of debt, net	—	8,846	—	8,846
Net income (loss) before income taxes	(9,513)	(924,797)	44,572	(2,462,531)
Income tax expense	713	75	741	75
Net income (loss)	(10,226)	(924,872)	43,831	(2,462,606)
Plus: Net loss attributable to noncontrolling interests - Customer ExAlt Trusts	1,232	26,240	6,281	43,698
Plus: Net loss attributable to noncontrolling interests - Ben	4,844	360,695	15,098	401,985
Less: Noncontrolling interest guaranteed payment	(4,489)	(4,229)	(13,268)	(12,501)
Net income (loss) attributable to Beneficient common shareholders	$(8,639)	$(542,166)	$51,942	$(2,029,424)
Other comprehensive income (loss):
Unrealized (loss) gain on investments in available-for-sale debt securities	(120)	51	(115)	4,236
Total comprehensive income (loss)	(8,759)	(542,115)	51,827	(2,025,188)
Less: comprehensive (loss) gain attributable to noncontrolling interests	(120)	51	(115)	4,236
Total comprehensive income (loss) attributable to Beneficient	$(8,639)	$(542,166)	$51,942	$(2,029,424)

Net income (loss) per common share
Class A - basic	$(1.32)	$(158.36)	$10.30	$(668.31)
Class B - basic	$(1.02)	$(156.95)	$13.78	$(587.49)
Net income (loss) per common share
Class A - diluted	$(1.32)	$(158.36)	$0.12	$(668.31)
Class B - diluted	$(1.02)	$(156.95)	$0.12	$(587.49)
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(UNAUDITED)
For the three months ended December 31, 2024 and 2023:

	Series A preferred stock		Series B preferred stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 10)	Total equity	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2024	—	$—	227	$—	4,580	$5	239	$—	$1,836,492	$(1,998,633)	$—	$(3,444)	$281	$152,107	$(13,192)	$125,526
Net income (loss)	—	—	—	—	—	—	—	—	—	(8,639)	—	—	—	(3,559)	(12,198)	1,972
Noncontrolling interest reclass	—	—	—	—	—	—	—	—	—	—	—	—	—	(135)	(135)	—
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	804	—	—	—	—	—	804	—
Issuance of shares in connection with equity purchase agreement	—	—	—	—	3,349	3	—	—	5,228	—	—	—	—	—	5,231	—
Unrealized gain (loss) on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	(120)	—	(120)	—
Preferred A.0 Unit Accounts guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,517)	(2,517)	(1,972)
Settlement of restricted stock units	—	—	—	—	321	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock to settle liabilities	—	—	—	—	20	—	—	—	24	—	—	—	—	—	24	—
Issuance of shares in connection with recent financings	—	—	136	—	—	—	—	—	1,363	—	—	—	—	—	1,363	—
Termination of prepaid forward purchase agreement	—	—	—	—	(24)	—	—	—	—	—	—	—	—	—	—	—
Reclass of BCH Preferred A.0 from temporary to permanent equity	—	—	—	—	—	—	—	—	—	—	—	—	—	35,000	35,000	(35,000)
Balance, December 31, 2024	—	$—	363	$—	8,246	$8	239	$—	$1,843,911	$(2,007,272)	$—	$(3,444)	$161	$180,896	$14,260	$90,526

	Series A preferred stock		Series B preferred stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 10)	Total equity	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2023	—	$—	3,769	$4	3,036	$2	239	$—	$1,842,534	$(1,450,826)	$(20,038)	$(3,444)	$391	$563,636	$932,259	$251,052
Net income (loss)	—	—	—	—	—	—	—	—	—	(542,166)	—	—	—	(386,935)	(929,101)	4,229
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	2,026	—	—	—	—	—	2,026	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—		—	—	(269)	(269)	—
Issuance of common and preferred shares upon closing of de-SPAC transaction, net of issuance costs	—	—	—	—	—	—	—	—	(1,477)	—	—	—	—	—	(1,477)	—
Issuance of shares in connection with equity purchase agreement	—	—	—	—	7	—	—	—	680	—	—	—	—	—	680	—
Reclass of distributions payable to noncontrolling interest holder	—	—	—	—	—	—	—	—	—	—	—	—	—	(196)	(196)	—
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	51	—	51	—
Preferred Series A.0 Unit Accounts guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,229)
Conversion of Series B-1 preferred stock to Class A common stock	—	—	(3,769)	(4)	173	—	—	—	4	—	—	—	—	—	—	—
Balance, December 31, 2023	—	$—	—	$—	3,216	$2	239	$—	$1,843,767	$(1,992,992)	$(20,038)	$(3,444)	$442	$176,236	$3,973	$251,052
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (cont’d)
(UNAUDITED)
For the nine months ended December 31, 2024 and 2023:

	Series A preferred stock		Series B-1 preferred stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 10)	Total equity	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2024	—	$—	227	$—	3,348	$3	239	$—	$1,848,068	$(2,059,214)	$(20,038)	$(3,444)	$276	$42,231	$(192,118)	$251,052
Net income (loss)	—	—	—	—	—	—	—	—	—	51,942	—	—	—	(18,862)	33,080	10,751
Noncontrolling interest reclass	—	—	—	—	—	—	—	—	—	—	—	—	—	(482)	(482)	—
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	5,162	—	—	—	—	—	5,162	—
Issuance of shares in connection with equity purchase agreement	—	—	—	—	3,798	4	—	—	7,782	—	—	—	—	—	7,786	—
Unrealized gain (loss) on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	(115)	—	(115)	—
Preferred A.0 guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,517)	(2,517)	(10,751)
Settlement of restricted stock units	—	—	—	—	321	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares to settle liability	—	—	—	—	360	—	—	—	1,245	—	—	—	—	—	1,245	—
Issuance of shares in connection with recent financings	—	—	136	—	—	—	—	—	1,363	—	—	—	—	—	1,363	—
Issuance of Class A common stock	—	—	—	—	363	1	—	—	672	—	—	—	—	—	673	—
Rounding adjustment in connection with reverse stock split	—	—	—	—	80	—	—	—	—	—	—	—	—	—	—	—
Equity issuance costs reclassed to APIC	—	—	—	—	—	—	—	—	(343)	—	—	—	—	—	(343)	—
Termination of prepaid forward purchase agreement	—	—	—	—	(24)	—	—	—	(20,038)	—	20,038	—	—	—	—	—
Reclass of BCH Preferred A.0 from temporary to permanent equity	—	—	—	—	—	—	—	—	—	—	—	—	—	160,526	160,526	(160,526)
Balance, December 31, 2024	—	$—	363	$—	8,246	$8	239	$—	$1,843,911	$(2,007,272)	$—	$(3,444)	$161	$180,896	$14,260	$90,526
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (cont’d)
(UNAUDITED)

	Series A preferred stock		Series B preferred stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling interests (Note 10)	Total equity	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2023	—	$—	—	$—	2,252	$2	239	$—	$1,579,742	$—	$—	$(3,444)	$9,900	$142,213	$1,728,413	$950,493
Net income (loss)	—	—	—	—	—	—	—	—	(36,432)	(1,992,992)	—	—	—	(445,683)	(2,475,107)	12,501
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	37,530	—	—	—	—	—	37,530	—
Payment of employee payroll taxes on restricted equity units	—	—	—	—	—	—	—	—	(116)	—	—	—	—	—	(116)	—
Issuance of common and preferred shares upon closing of de-SPAC transaction, net of issuance costs	2,749	3	—	—	100	—	—	—	(5,770)	—	—	—	—	—	(5,767)	—
Conversion of Series A preferred to Class A common	(2,749)	(3)	—	—	9	—	—	—	3	—	—	—	—	—	—	—
Issuance of shares in connection with recent financings	—	—	—	—	50	—	—	—	12,436	—	—	—	—	(3,060)	9,376	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(269)	(269)	—
Reclass of distributions payable to noncontrolling interest holder	—	—	—	—	—	—	—	—	—	—	—	—	—	(763)	(763)	—
Conversion of Class S Ordinary to Class A common stock	—	—	—	—	5	—	—	—	3,884	—	—	—	—	(3,884)	—	—
Non-cash dividend to related party	—	—	—	—	—	—	—	—	(110)	—	—	—	—	—	(110)	—
Share-based awards to related party employees	—	—	—	—	—	—	—	—	110	—	—	—	—	—	110	—
Conversion of Preferred Series C to Class A common stock	—	—	—	—	550	—	—	—	205,759	—	—	—	—	(205,759)	—	—
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	4,236	—	4,236	—
Deemed dividend for BCG Preferred B.2 Unit Accounts preferred return	—	—	—	—	—	—	—	—	6,942	—	—	—	—	(6,942)	—	—
Reclassification of realized gain upon transfer from available-for-sale debt security to equity interest	—	—	—	—	—	—	—	—	—	—	—	—	(13,694)	—	(13,694)	—
Settlement of restricted stock units	—	—	—	—	68	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series B-1 preferred stock in connection with recent financings	—	—	3,769	4	—	—	—	—	36,703	—	—	—	—	942	37,649	—
Conversion of Series B-1 preferred stock to Class A common stock	—	—	(3,769)	(4)	173	—	—	—	4	—	—	—	—	—	—	—
Redemption of BCG Preferred B.2 Unit Accounts	—	—	—	—	—	—	—	—	(1,413)	—	—	—	—	—	(1,413)	—
Preferred Series A.0 Unit Accounts guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,501)
Issuance of shares to settle liability assumed at de-SPAC	—	—	—	—	9	—	—	—	3,995	—	—	—	—	—	3,995	—
Adjustment to liability assumed at de-SPAC	—	—	—	—	—	—	—	—	500	—	—	—	—	—	500	—
Stock receivable on prepaid forward purchase	—	—	—	—	—	—	—	—	—	—	(20,038)	—	—	—	(20,038)	—
Reclass of BCH Preferred A.1 from temporary to permanent equity	—	—	—	—	—	—	—	—	—	—	—	—	—	699,441	699,441	(699,441)
Balance, December 31, 2023	—	$—	—	$—	3,216	$2	239	$—	$1,843,767	$(1,992,992)	$(20,038)	$(3,444)	$442	$176,236	$3,973	$251,052
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income (loss)	$43,831	$(2,462,606)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,252	3,033
Net amortization of debt premium and discount (related party of $202 and $(1,860))	202	(1,261)
Loss on extinguishment of debt	—	8,846
Loss on impairment of goodwill	3,692	2,286,212
Loss on financial instruments, net (related party of $(546) and $(64,217))	1,885	64,260
Investment income, net	(24,311)	(7,935)
Non cash interest expense (related party of $7,124 and $7,427)	9,559	14,474
Non cash interest income	(9)	(338)
Non cash share-based compensation	5,162	37,530
Provision for credit losses	1,000	—
Release of loss contingency related to arbitration award	(54,973)	—
Provision for deferred taxes	713	—
(Gain) loss on liability resolution	(23,462)	—
Changes in assets and liabilities:
Changes in other assets	(33,970)	978
Changes in accounts payable and accrued expenses	40,171	4,440
Changes in other liabilities and deferred revenue	—	2,797
Net cash used in operating activities	(29,258)	(49,570)
Cash flows from investing activities:
Return of investments in alternative assets held by Customer ExAlt Trusts	19,322	38,371
Purchase of investments in alternative assets held by Customer ExAlt Trusts	(959)	(1,272)
Purchase of premises and equipment	(975)	(1,330)
Proceeds from sale of put options by Ben	—	968
Net cash provided by investing activities	17,388	36,737
Cash flows from financing activities:
Proceeds from related party debt financings	1,675	25,000
Payments on related party debt financings	(2,175)	—
Proceeds from issuance of convertible debt	3,575	—
Payments on convertible debt	(1,300)	—
Payments on Customer ExAlt Trust loan payable	—	(6,780)
Redemption of Preferred Series B Subclass 2 Unit Accounts	—	(1,413)
Proceeds received from issuance of Class A common under equity purchase agreement	7,786	681
Payment of deferred financing costs for debt	—	(1,585)
Payment of deferred financing costs for equity	(2,140)	(5,685)
Distribution to noncontrolling interest	—	(269)
Proceeds from sale of Class A common shares	673	—
Payment of employee income taxes on restricted equity units	—	(116)
Proceeds from de-SPAC merger	—	24,761
Payment for prepaid forward purchase agreement	—	(20,038)
Net cash provided by financing activities	8,094	14,556
Net (decrease) increase in cash, cash equivalents, and restricted cash	(3,776)	1,723
Cash, cash equivalents, and restricted cash at beginning of period	7,977	9,545
Cash, cash equivalents, and restricted cash at end of period	$4,201	$11,268
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
BCH is a Delaware limited partnership formed on July 1, 2010. BCH is primarily a holding company that directly or indirectly receives all active and passive income of the Company and allocates that income among the partnership interests issued by BCH. As of December 31, 2024, BCH has issued and outstanding general partnership Subclass 1 Class A Units (“BCH Class A Units”), Class S Ordinary Units of BCH (the “BCH Class S Ordinary Units”), Class S Preferred Units of BCH (the “BCH Class S Preferred Units”), FLP Unit Accounts (Subclass 1, Subclass 2, and Subclass 3), Preferred Series A Subclass 0 Unit Accounts (“BCH Preferred A.0”), and Preferred Series A Subclass 1 Unit Accounts (“BCH Preferred A.1”).
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
Liquidity and Going Concern
As of December 31, 2024, we had unrestricted cash and cash equivalents of $4.1 million. Besides the unrestricted cash and cash equivalents, the Company’s principal sources of liquidity available to meet its contractual obligations are proceeds on ExAlt Loan payments and fee income derived from distributions on investments held by the Customer ExAlt Trusts and potential access to capital under the Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), however, our ability to access the cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio is limited by the terms of the ExAlt Loans from Ben Liquidity to the Customer ExAlt Trusts and our ability to access proceeds from SEPA is subject to market conditions, such as trading volume, price of our Class A Common Stock and other factors beyond our control. While we generated net income of $43.8 million for the nine months ended December 31, 2024, we have historically generated net losses and, in aggregate, these net losses have resulted in an accumulated deficit of $2.0 billion as of December 31, 2024. As of January 31, 2025, we had unrestricted cash and cash equivalents of approximately $6.7 million. All of these conditions raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance.
We expect the Company will require additional capital to satisfy our obligations and fund our operations for the next twelve months, which will likely be achieved through the issuance of additional debt or equity, including through the SEPA. Also, we intend to potentially refinance some or all of our existing borrowings, including approximately $23.5 million of certain outstanding borrowing that will be maturing in the remainder of fiscal year 2025, with either our current lenders or other lenders, and continue to seek opportunities to reduce corporate overhead; however, we cannot conclude these are probable of being implemented or, if probable of being implemented, being in sufficient enough amounts to satisfy our contractual amounts as they presently exist that are coming due over the next 12 months as of the date of the filing of these financial statements with the SEC. Of the $23.5 million of outstanding borrowings scheduled to mature in the remainder of fiscal year 2025, a borrowing of approximately $21.3 million has a maturity date of February 15, 2025. As of the date of this Quarterly Report on Form 10-Q, we are in the process of negotiating a further extension to the February 15, 2025 maturity date for this borrowing.
On June 27, 2023, we entered into the SEPA, whereby we have the right, but not the obligation, to sell to Yorkville up to $250.0 million of shares of the Company’s common stock. On June 20, 2024, the Company obtained stockholder approval pursuant to Nasdaq Listing Rule 5635(d) for the issuance of shares of Class A common stock to Yorkville in excess of the Exchange Cap. As a result, the Company could issue up to an aggregate of approximately $246.1 million worth of shares of Class A common stock following registration with the SEC, which occurred on November 12, 2024. As of February 7, 2025, approximately $241.0 million worth of shares of Class A common stock remains available under the terms of the SEPA. However, the decision regarding future sale of shares, including those under the SEPA, is subject to market conditions, such as trading volume, price of our Class A common stock and other factors beyond our control.
As more fully described in Note 8, on October 19, 2023, we entered into a three-year $25.0 million term loan with HH-BDH LLC, which was fully drawn upon closing and, the proceeds of which were used to repay certain outstanding obligations, fund development of our products, and provide additional working capital. On August 16, 2024, we entered into an amendment to the term loan with HH-BDH to add an additional term loan of $1.7 million, which was used to provide working capital. The HH-BDH Credit Agreement contains certain financial maintenance covenants, including a debt service coverage ratio. On August 6, 2024, the Company entered into a securities purchase agreement with Yorkville, pursuant to which the Company agreed to issue and sell convertible debentures in an aggregate principal amount of up to $4.0 million and warrants to purchase up to 1,325,382 shares of the Company’s Class A common stock at an exercise price of $2.63. On August 6, 2024, the Company issued $2.0 million to Yorkville in aggregate principal amount of the convertible debentures and warrants to purchase up to 662,691 shares of Common Stock. Also, on November 13, 2024, the Company issued an additional $2.0 million in aggregate principal amount of convertible debentures and warrants to purchase up to 662,691 shares of Class A common stock.
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
On September 30, 2024, Amendment No. 1 to the Ninth A&R BCH LPA was adopted to re-designate fifty percent (50%) of the aggregate capital account balances in the BCH Preferred A.0 as non-redeemable Preferred A.0 Unit Accounts (such redesignated portion, the “BCH Preferred A.0 Non-Redeemable”) with the remaining fifty percent (50%) of the capital account balances in the BCH Preferred A.0 Accounts remaining redeemable (such remaining Preferred A.0 being the “BCH

Preferred A.0 Redeemable”). As a result of this redesignation, approximately $125.5 million of temporary equity was reclassified to permanent equity as of September 30, 2024. Also, on November 21, 2024, an additional $35.0 million of the BCH Preferred A.0 was redesignated to BCH Preferred A.0 Non-Redeemable.
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
Purchase Agreement with Mercantile Bank International Corp.
On December 4, 2024, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”), by and among the Company, Beneficient Capital Company Holdings, L.P., a subsidiary of the Company (“BCC Holdings”), Mercantile Bank International Corp. (“MBI”) and Mercantile Global Holdings, Inc., (“MGH” and, together with MBI, the “Sellers”), pursuant to which, BCC Holdings agreed to purchase from MGH all of the issued and outstanding shares of capital stock of MBI (the “MBI Shares”) upon the terms and subject to the conditions set forth in the Purchase Agreement (such transaction, the “Acquisition”). As consideration for the Acquisition, the Company will issue at closing of the Acquisition (the “Closing”) to Galaxy Digital Ventures LLC (“Galaxy”), pursuant to the Galaxy Release (as defined and described below), consideration equal to $1.5 million consisting of a combination of up to approximately 1.65 million shares of the Company’s Class A common stock (such shares, the “Consideration Shares”) and cash.
The obligations of the parties to consummate the Acquisition are subject to the satisfaction or waiver of certain customary closing conditions, including, among other things, (i) the Company and BCC Holdings having received all required authorizations, consents, and approvals of all required Governmental Entities (as defined in the Purchase Agreement) and (ii) the Office of the Commissioner of Financial Institutions of Puerto Rico providing final written approval of the Acquisition such that BCC Holdings may operate the Business (as defined in the Purchase Agreement) following the Closing.
In connection with the Purchase Agreement, on December 4, 2024, the Company also entered into a services agreement (the “Services Agreement”), pursuant to which MGH, as an independent contractor, agreed to provide certain services to BCC Holdings, including, among other things, provision of professional, managerial, and administrative staffing, office services, and other administrative support. In exchange for such services, the Company will make certain cash payments and issue shares of its Class A common stock (such shares, the “Services Agreement Shares”). The issuance of the Consideration Shares and the Services Agreement Shares is subject to the terms and conditions of both the Galaxy Release and the Services Agreement including a 19.99% issuance cap, such that no more than approximately an aggregate of 2.1 million shares of Class A common stock are issuable under the Purchase Agreement, the Services Agreement and the Galaxy Release.
On December 4, 2024, the Company also entered into a Security & Guarantee Release Agreement (the “Galaxy Release”), by and among the Company, the Sellers, and Galaxy, which provides that, conditioned and effective upon the Closing, Galaxy has agreed that, among other things, MBI will automatically be released and discharged from any liability arising out of or related in any way to the Galaxy Loan and the Galaxy Debt Documents (each as defined in the Galaxy Release) or otherwise existing immediately prior to the Closing (the “Debt Obligations”), (ii) Galaxy will not look to the Company, BCC Holdings, or MBI to fulfill, satisfy, or pay the Debt Obligations, and none of the parties will be subject to any liability in connection with the Debt Obligations.
The Galaxy Release also provides for (i) customary registration rights with respect to the Consideration Shares, subject to certain conditions and limitations, and (ii) execution and delivery of a lock-up agreement, pursuant to which Galaxy will be restricted from selling or transferring the Consideration Shares until, with respect to fifty percent (50%) of the Consideration Shares, on the date that is 180 days following the Closing and, with respect to the remaining fifty percent (50%), on the date that is 360 days following the Closing, subject to certain conditions.
Proposed Transactions to Revise BCH Liquidation Priority
On December 22, 2024, the Company entered into a Master Agreement, by and among the Company, BCH, Ben LLC, BMP and BHI (the “Master Agreement”), pursuant to which the holders of preferred equity of BCH agreed, among other things, to amend the governing documents of BCH to allow the Company’s public company stockholders to share in the liquidation priority currently reserved only for the Preferred Equity.
Closing of the proposed transactions contemplated by the Master Agreement is subject to, among other things, (i) execution and delivery of each of the transaction documents specified in the Master Agreement (collectively, the “Transaction

Documents”), (ii) approval from the Company’s stockholders of an amendment to the Company’s articles of incorporation (the “Charter” and such amendment, the “Charter Amendment”) to increase the number of authorized shares of Class B common stock and approval, for purposes of Nasdaq Listing Rule 5635, of the issuance of Class B common stock pursuant to the Transaction Documents, (iii) approval of the partners of BCH as necessary with respect to the proposed transactions and the Transaction Documents and (iv) the Company’s submission of a Listing of Additional Shares Notification Form with Nasdaq with respect to the additional shares of Class A common stock issuable with respect to the Subclass 4 FLP Unit Accounts of BCH (“FLP-4 Unit Accounts”) and Class B common stock issuable pursuant to the Transaction Documents, and Nasdaq shall not have objected to such issuances.
The Master Agreement provides for the adoption of the Tenth Amended and Restated Limited Partnership Agreement of BCH (the “Tenth A&R BCH LPA”), which would provide for, among other things, (i) amendments to the liquidation provisions to provide the Company’s public company stockholders, through the Company’s indirect interest in BCH, would receive preferential treatment in the event of a liquidation of BCH in an amount equal to 10% of the first $100 million distributed to equity holders of BCH and 33.3333% of the net asset value (the “Closing NAV”) of up to $5 billion of alternative assets added to the Company’s consolidated balance sheet on or after December 22, 2024, in connection with the Company’s ordinary course liquidity business, (ii) modifications to the existing limitations on the conversion of BCH Preferred A.1 held by BHI through December 31, 2027 such that (a) on the date that is 60 days following the closing of the proposed transactions, BHI would have the right to convert a portion of its BCH Preferred A.1 in an amount up to $10 million, less the amount of any Conditional Payment (as defined below), and (b) after the Closing NAV of the certain transactions by the ExchangeTrust (the “ExchangeTrust Transactions”) exceeds $100 million, BHI would have the ability to convert additional BCH Preferred A.1 subject to certain limitations and the Company’s right to pay cash in the amount of the BCH Preferred A.1 to be converted in lieu of such conversion, (iii) the establishment and issuance of the Subclass FLP-4 Unit Accounts of BCH (“FLP-4 Unit Accounts”) in connection with the BFF Customer Transactions (as defined below) with the effect that BHI, as the holder of Subclass 1 FLP Unit Accounts of BCH (“FLP-1 Unit Accounts”), and BMP, as the holder of the Subclass 2 FLP Unit Accounts of BCH (“FLP-2 Unit Accounts”), would forego the right to receive up to $400 million of equity in BCH that is exchangeable into shares of the common stock of the Company for the benefit of certain Customers (as defined below), (iv) certain amendments to conform to the amendments to the Compensation Policy (as defined below) and the terms of the FLP-1 Account Side Letter (as defined below) and address accrued but unallocated returns with respect to the FLP-1 Unit Accounts and the FLP-2 Unit Accounts, (v) a requirement that no new general partner may be admitted to BCH and that Ben LLC may not transfer its units in BCH or otherwise withdraw from being the general partner of BCH without the prior approval on a class by class basis of the holders of at least 51% of the capital account balances of each of the BCH Class A Units; the BCH Class S Ordinary Units and the BCH Class S Preferred Units voting together as a single class (together with the Class S Ordinary Units, the “BCH Class S Units”), and the BCH Preferred A.0 and BCH Preferred A.1, voting together as a single class and (vi) certain amendments with respect to the exchange of Class S Ordinary Units. Additionally, the Tenth A&R BCH LPA would require BCH to make a payment on amounts contractually or otherwise currently owed to BHI or its affiliates in an amount equal to $5 million (the “Conditional Payment”) if, on the date that is 60 days following the closing of the proposed transactions, the Audit Committee of the Board determines that the Conditional Payment would not be materially adverse to the assessment of the Company’s ability to continue as a “going concern” for financial reporting purposes.
In exchange for entering into the Master Agreement and consenting to the Tenth A&R BCH LPA, BHI, Hicks Holdings Operating, LLC and Bruce W. Schnitzer (collectively, the “Class B Holders”) would execute a consent agreement and would receive, subject to the consummation of the proposed transactions, shares of Class B common stock in an amount such that, immediately following the issuance, the Class B Holders would hold, collectively, 42.67% of the total combined voting power (on a fully diluted basis with respect to securities of the Company) of the Class A common stock and Class B Common Stock. Additionally, following the consummation of the proposed transactions and until the Closing NAV equals $3 billion, the Class B Holders will be entitled to additional securities in connection with the closing of ExchangeTrust Transactions in which the Company issues voting securities, or securities convertible into voting securities (such shares, the “Subsequent Class B Shares” and together with the Initial Class B Shares, the “Restricted Class B Shares”). The Restricted Class B Shares would carry full voting rights but would be subject to mandatory redemption by the Company at $0.001 per share upon any liquidation of the Company, immediately prior to any transfer of beneficial ownership of such Restricted Class B Shares by the holder thereof (other than to permitted estate planning transferees who agree to the same restrictions), immediately prior to any conversion of the Restricted Class B Shares, immediately prior to the sale, merger, or other liquidity event involving the Company or substantially all of its business. Further, the Class B Holders shall each irrevocably waive and disclaim of the right to receive dividends, distributions, or other economic benefits of any kind with respect to the Restricted Class B Shares, whether such dividends or distributions are paid in cash, property, or stock.
The Master Agreement provides that the Company would adopt an amended and restated Compensation Policy (the “A&R Compensation Policy”) and that Company would enter into a letter agreement with BHI (the “FLP-1 Account Side Letter”). The A&R Compensation Policy together with the FLP-1 Account Side Letter would provide for, among other things, clarifications relating to the administration of allocations and issuances of BCH Class S Ordinary Units upon carrying value adjustments to holders of FLP-1 Unit Accounts, which is held by BHI, and FLP-2 Unit Accounts, which is held by BMP for the benefit of the directors, officers and employees of the Company and its affiliates. Pursuant to the FLP-1 Account Side Letter and the A&R Compensation Policy, all carrying value adjustments resulting from the Company’s previous business combination and certain other transactions through the closing will result in the issuance of Class S Ordinary Units to the holders of FLP-1 Unit Accounts and FLP-2 Unit Accounts upon the closing of the proposed transactions. Additionally, the A&R Compensation Policy would provide that, going forward, the limitations set forth therein will (i) continue to apply to issuances of BCH Class S Units upon certain allocations to FLP-2 Unit Accounts, and (ii) not apply to issuances of BCH Class S Units upon certain allocations to the FLP-1 Unit Accounts, although all or a portion of the BCH Class S Units issued with respect to the FLP-1 Unit Accounts will be restricted in their conversion rights. The FLP-1 Account Side Letter further clarifies the rights and restrictions of BHI with respect to certain BCH Class S Units held by BHI and certain additional BCH Class S Units that may be issuable to BHI as a result of future adjustments or allocations under the BCH LPA.
Pursuant to the FLP-1 Account Side Letter, the parties thereto would agree that, among other things, (i) BCH would make certain allocations of adjustments under the Tenth A&R BCH LPA and allocations to BMP in the amounts set forth in the FLP-1 Account Side Letter, (ii) BHI would be entitled to receive additional BCH Class S Units in the event that additional allocations are made under the Tenth A&R BCH LPA, (iii) BHI would agree that, without the prior written consent of the Company’s Products and Related Party Transactions Committee, it would only exchange certain unrestricted BCH Class S Units for shares of Class A common stock, and (iv) BHI would be entitled to receive additional unrestricted BCH Class S Units upon the occurrence of certain enumerated events set forth in the FLP-1 Account Side Letter.
The Master Agreement contemplates that in the proposed transactions, BCH would issue newly established FLP-4 Unit Accounts to one or more customers of the Company or its affiliates (the “Customers”) pursuant to the terms of a subscription agreement, by and among the applicable Customer, BCH and Ben LLC (the “Subscription Agreement”), under certain circumstances (the “BFF Customer Transactions), and in the event Customers are offered the FLP-4 Unit Accounts pursuant to the Subscription Agreement and determine to not participate in the BFF Customer Transactions, the FLP-4 Unit Accounts not issued to any Customers will be issued to the Company in lieu of being issued to the applicable Customer. The FLP-4 Unit Accounts would be entitled to receive in accordance with the Tenth A&R BCH LPA, on a pro rata basis, 100% of the carrying value adjustments until the earliest of an amount equal to $400 million had been allocated to the FLP-4 Unit Accounts or the date which is four years following the closing of the proposed transactions. The form Subscription Agreements provide for certain release by the Customers subject to the terms of the applicable Subscription Agreement.
The Master Agreement provides for an amendment to the Stockholders Agreement, dated June 6, 2023, by and among the Company and the Class B Holders, which would revise certain provisions related to the Class B Common Stock designation rights to clarify that Class B Common Stock designees may be appointed, removed and replaced only by the holders of Class B Common Stock.
The Master Agreement also provides for a waiver of the guaranteed payment payable to the holders of the BCH Preferred A.0 and the execution of a waiver of payment agreement to be entered into by and among BHI and BCH, pursuant to which BHI, as the holder of the majority in interest of the BCH Preferred A.0 would waive the right to receive the Guaranteed Series A-0 Payment (as defined in the Tenth A&R BCH LPA) until November 15, 2025; provided that any such Guaranteed Series A-0 Payment may be made prior to November 15, 2025 if the Audit Committee of the Board determines it would not be materially adverse to the Company’s “going concern” financial statement assessment.
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
Reverse Stock Split
Following stockholder approval on April 18, 2024, the Company effected a reverse stock split of our Common Stock at a ratio of 1-for-80 and a simultaneous proportionate reduction in the authorized shares of each class of Common Stock as required by Nevada Revised Statutes Section 78.207. The Reverse Stock Split was effective as of April 18, 2024. Proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of the Company’s equity award, warrants, and other equity instruments convertible into common stock, as well as the applicable exercise price. All share and per share amounts of our Class A and Class B common stock presented have been retroactively adjusted to reflect the Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid in capital.
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
Significant accounting policies are detailed in Note 2 to the consolidated financial statements included in the Company’s Annual Report. Other than described below, there are no new or revised significant accounting policies as of December 31, 2024.
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
Accounting Standards Not Yet Adopted
ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, as clarified in ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.
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
Instead, the interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts, which are eliminated in the presentation of our consolidated financial statements, directly impact the net income (loss) attributable to Ben’s and BCH’s equity holders. Our Ben Liquidity and Ben Custody business segments, which relate to our current operating subsidiaries, are owned by the Company’s equity holders (including those of BCH), and recognize revenue through (i) interest income on ExAlt Loans made to the Customer ExAlt Trusts in connection with our liquidity transactions for Customers with interest rates between 5.0% and 14.0% per annum charged against the outstanding principal balance of the ExAlt Loan, (ii) fee income billed at closing, but recognized as revenue ratably over the expected life of the alternative asset, for each liquidity transaction with Customers for services including access to and use of the AltAccess platform, transfer of the alternative assets, and delivery of the consideration to the client, with fee rates between 1.0% and 7.0% of the sum of the NAV and remaining unfunded commitment of the transacted alternative asset, and (iii) recurring fee income recognized each period for providing services including trustee, custody, and trust administration of the Customer ExAlt Trusts while they hold investments, with fee rates generally at 2.8% per annum of the sum of the NAV and remaining unfunded commitment of the alternative assets held. Ben Liquidity and Ben Custody revenue recognized for the three and nine months ended December 31, 2024 and 2023 is as follows:

a.Ben Liquidity recognized $11.3 million and $11.3 million in interest income during the three months ended December 31, 2024 and 2023, respectively. For the nine months ended December 31, 2024 and 2023, Ben Liquidity recognized interest income of $34.1 million and $36.3 million, respectively.
b.Ben Custody recognized $5.4 million and $5.9 million in trust services and administration revenues during the three months ended December 31, 2024 and 2023, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods. For the nine months ended December 31, 2024 and 2023, Ben Custody recognized trust services and administration revenues of $16.2 million and $19.0 million, respectively.
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

(in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Operating income (loss)
Ben Liquidity	$(2,853)	$(606,405)	$(462)	$(1,781,521)
Ben Custody	3,507	(267,995)	9,123	(538,840)
Corporate & Other	(8,935)	(20,217)	18,730	(94,532)
Loss on extinguishment of debt, net (intersegment elimination)	—	(3,940)	—	(3,940)
Gain on liability resolution	—	—	23,462	—
Income tax expense (allocable to Ben and BCH equity holders)	(713)	(75)	(741)	(75)
Net loss attributable to noncontrolling interests - Ben	4,844	360,695	15,098	401,985
Noncontrolling interest guaranteed payment	(4,489)	(4,229)	(13,268)	(12,501)
Net income (loss) attributable to common shareholders	$(8,639)	$(542,166)	$51,942	$(2,029,424)
Significant Accounting Policies - Impacting Allocation of Net Income (Loss) to Beneficient’s Equity Holders
As described above, certain income and expenses involving transactions between Ben and the Customer ExAlt Trusts are eliminated for financial reporting purposes; however, the income or expenses are important to determine the net income (loss) allocable to Ben’s and BCH’s equity holders. Significant accounting policies related to the significant income and expense items eliminated in our consolidated financial statements, but impacting the allocation of net income (loss) to Beneficient’s equity holders, are detailed in Note 3 to the consolidated financial statements included in the Company’s Annual Report. There are no new or revised significant accounting policies related to the significant income and expense items eliminated in our consolidated financial statements as of December 31, 2024 impacting allocation of net income (loss) to Ben’s and BCH’s equity holders.

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
No sales of any of the Prepaid Forward Shares occurred through September 30, 2024, and on such date, the Company and the Purchaser entered into an agreement to terminate the Forward Purchase Agreement. The Purchaser subsequently returned the 23,651 Prepaid Forward Shares to the Company.
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
As of December 31, 2024, there were 24,699,725 Warrants outstanding with a fair value of $0.2 million, included in the warrant liability line item on the consolidated statements of financial condition. During the three months ended December 31, 2024 and 2023, gains of nominal and $0.8 million, respectively, were recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). During the nine months ended December 31, 2024 and 2023, gains of nominal and $2.5 million, respectively, were recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.

5.    Investments, at Fair Value
Investments held by Ben or held by the Customer ExAlt Trusts are comprised of investments in alternative assets, public debt and equity securities, other equity securities and interests (including those of a related party), and put options. The composition of investments recorded at fair value by holder is included in the table below (in thousands):

	December 31, 2024		March 31, 2024
	Ben	Customer ExAlt Trusts	Ben	Customer ExAlt Trusts
Alternative assets	$—	$301,058	$—	$293,916
Public equity securities and option	—	4,466	—	4,897
Debt securities available-for-sale	—	1,849	—	2,962
Other equity securities and interests	—	26,905	6	27,338
Total investments, at fair value	$—	$334,278	$6	$329,113
Investments in Alternative Assets held by the Customer ExAlt Trusts
The investments in alternative assets are held, either through direct ownership or through beneficial interests, by certain of the Customer ExAlt Trusts and consist primarily of limited partnership interests in various alternative investments, including private equity funds. These alternative investments are valued using NAV as a practical expedient. Changes in the NAV of these investments are recorded in investment income (loss), net in our consolidated statements of comprehensive income (loss). The investments in alternative assets provide the economic value that ultimately collateralizes the ExAlt Loans that Ben Liquidity originates with the Customer ExAlt Trusts in liquidity transactions and any associated fees due from the Customer ExAlt Trusts. The increase in investments in alternative assets since March 31, 2024, was primarily driven by net upward adjustments of NAV as reported by the investment managers or general partners offset by $19.3 million in distributions.
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

Portfolio Information
Our portfolio of alternative asset investments, held by certain of the Customer ExAlt Trusts by asset class of each fund as of December 31, 2024 and March 31, 2024, is summarized below (in thousands):

	Alternative Investments Portfolio Summary
	December 31, 2024		March 31, 2024
Asset Class	Carrying Value	Unfunded Commitments	Carrying Value	Unfunded Commitments
Private Equity	$137,284	$37,530	$116,462	$38,401
Venture Capital	131,775	1,660	139,495	2,548
Natural Resources	15,590	3,256	17,553	3,340
Private Real Estate	7,905	2,832	8,760	2,907
Hedge Funds	4,135	245	6,095	245
Other(1)	4,369	383	5,551	382
Total	$301,058	$45,906	$293,916	$47,823
(1) “Other” includes earnouts, escrow, net other assets, and private debt strategies.
As of December 31, 2024, the Customer ExAlt Trusts collectively had exposure to 222 professionally managed alternative asset investment funds, comprised of 749 underlying investments, 93 percent of which are investments in private companies.
Public Equity Securities
Investment in public equity securities primarily represents ownership by certain of the Customer ExAlt Trusts in public companies. These investments are carried at fair value, which is determined using quoted market prices. Any realized gains and losses are recorded on a trade-date basis. Realized and unrealized gains and losses are recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). As of December 31, 2024 and March 31, 2024, the fair value of investments in public equity securities was $4.5 million and $4.9 million, respectively. On August 1, 2023, GWG Holdings’ plan of reorganization was declared effective, and the Company’s investment was transferred to equity interests in the GWG Wind Down Trust (as defined herein). The interests in the GWG Wind Down Trust are reflected as an investment in other equity securities. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
Put Options
On April 1, 2022, Ben, through CT Risk Management, L.L.C., (“CT”) made aggregate payments of $5.0 million to purchase put options in the S&P 500 Index with an aggregate notional amount of $141.3 million. Half of the notional expired in April 2024, while the other half expires in April 2025. On April 27, 2022, CT sold an equity interest for $2.4 million to the third-party involved in a participation loan transaction described in Note 7 and utilized the proceeds to purchase additional put options similar to the put options purchased on April 1, 2022. The put options were sold in September 2023 for $1.0 million, resulting in a recognized loss of $0.7 million.
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
No put options were held as of December 31, 2024 and March 31, 2024. For the nine months ended December 31, 2023, Ben recognized losses of $3.0 million on the put options, of which approximately $2.0 million is attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
Debt Securities Available-for-Sale
As of December 31, 2024 and March 31, 2024, investments in debt securities represent ownership in privately held debt securities. Investments in debt securities are classified and accounted for as available-for-sale, with unrealized gains and losses presented as a separate component of equity under the accumulated other comprehensive income (loss) line item.
Prior to August 1, 2023, investments in debt securities also included ownership in corporate debt securities, specifically, L Bonds of GWG Holdings (“L Bonds”) held by certain of the Customer ExAlt Trusts. The L Bonds had a maturity date of

August 8, 2023. However, upon the effectiveness of GWG Holdings’ plan of reorganization on August 1, 2023, the investments in L Bonds converted to equity interests in the GWG Wind Down Trust, which are reflected in “other equity securities and interests,” as of December 31, 2024 and March 31, 2024.
The amortized cost, estimated fair value, and unrealized gains and losses on investments in debt securities classified as available-for-sale as of December 31, 2024 and March 31, 2024 are summarized as follows:

	December 31, 2024
(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Other debt securities	$2,685	$224	$(1,060)	$1,849
Total available-for-sale debt securities	$2,685	$224	$(1,060)	$1,849

	March 31, 2024
(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Other debt securities	$2,685	$1,337	$(1,060)	$2,962
Total available-for-sale debt securities	$2,685	$1,337	$(1,060)	$2,962
The table below indicates the length of time individual debt securities have been in a continuous loss position as of December 31, 2024 and March 31, 2024:

	December 31, 2024		March 31, 2024
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other debt securities:
Less than twelve months	$—	$—	$—	$—
Twelve months or longer	1,849	1,060	1,964	1,060
Total available-for-sale debt securities with unrealized losses	$1,849	$1,060	$1,964	$1,060
The noncredit-related portion of the net unrealized losses was $0.1 million for the three and nine months ended December 31, 2024, respectively, and recognized as a component of accumulated other comprehensive income (loss). The noncredit-related portion of the net unrealized gains of $0.1 million and gains of $4.2 million for the three and nine months ended December 31, 2023, respectively, was recognized as a component of accumulated other comprehensive income (loss). Unrealized net gains of $13.7 million related to the Company’s previously classified available-for-sale debt securities were reclassified from accumulated other comprehensive income and recognized within the gain (loss) on financial instruments, net line item of the consolidated statements of comprehensive income (loss) during the nine months ended December 31, 2023.
During the three and nine months ended December 31, 2024, the Company determined there was nil and $1.0 million, respectively, credit-related loss on its investment in debt securities available-for-sale. During the three and nine months ended December 31, 2023, the Company determined there was no credit-related loss on its investment in debt securities available-for-sale.
The following table is a rollforward of credit-related losses recognized in earnings for the periods presented below:

(Dollars in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Balance, beginning of period	$32,288	$31,290	$31,290	$31,290
Credit related losses not previously recognized	—	—	522	—
Increase in amounts previously recognized	—	—	476	—
Balance, end of period	$32,288	$31,290	$32,288	$31,290

The contractual maturities of available-for-sale debt securities as of December 31, 2024 and March 31, 2024 are as follows:

	December 31, 2024		March 31, 2024
(Dollars in thousands)	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Due in one year or less	$1,687	$1,849	$1,687	$1,964
No fixed maturity	998	—	998	998
	$2,685	$1,849	$2,685	$2,962
Other Equity Securities and Interests
Ben and certain of the Customer ExAlt Trusts hold investments in equity securities of private companies measured based on quoted prices for similar assets in active markets, including those of the GWG Wind Down Trust. On August 1, 2023, GWG Holdings’ plan of reorganization was declared effective and our investments in its common stock and L Bonds (previously accounted for as public equity securities and available-for-sale debt securities, respectively) were then transferred to an investment in the GWG Holdings Wind Down Trust. The fair value of these equity interests was nominal and $0.6 million as of December 31, 2024 and March 31, 2024, respectively. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
Additionally, certain of the Customer ExAlt Trusts hold investments in equity securities that do not have a readily determinable fair value. These equity securities are measured, using the measurement alternative for equity investments that do not have readily determinable fair values, at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The value of these equity securities was $26.9 million and $26.8 million as of December 31, 2024 and March 31, 2024, respectively. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein, which reflects any upward or downward adjustments to these equity securities for the periods presented herein. There were no impairments to these equity securities during the three and nine months ended December 31, 2024 and 2023.
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
As of December 31, 2024 and March 31, 2024, the fair value of these investments using the NAV per share practical expedient was $301.1 million and $293.9 million, respectively. During the three months ended December 31, 2024 and 2023, a gain of $4.7 million and a gain of $7.4 million, respectively, were recognized from changes in NAV, which are recorded within the investment income (loss), net, line item of our consolidated statements of comprehensive income (loss). During the nine months ended December 31, 2024 and 2023, a $24.3 million gain and $7.9 million gain, respectively, was recognized from changes in NAV, which is recorded within the investment income (loss), net, line item of our consolidated statements of comprehensive income (loss).

Financial instruments on a recurring basis
The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, on December 31, 2024 and March 31, 2024 are presented below.

	As of December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Public equity securities	$4,466	$—	$—	$4,466
Other equity interests	—	12	—	12
Debt securities available-for-sale, other	—	—	1,849	1,849
Liabilities:
Convertible debt	—	—	2,667	2,667
Warrants liability	190	458	—	648

	As of March 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Public equity securities	$4,897	$—	$—	$4,897
Other equity interests	—	558	—	558
Debt securities available-for-sale, other	—	998	1,964	2,962
Liabilities:
Warrant liability	178	—	—	178
Prepaid forward liability	14	—	—	14
A reconciliation of gain (loss) on financial instruments, net for each of the periods presented herein is included in the tables below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Public equity securities:
Related party equity securities	$—	$—	$—	$(3,702)
Other public equity securities	(419)	(189)	(431)	(925)
Put options	—	—	—	(3,023)
Loss on initial issuance of convertible debt and warrant issuance to Yorkville	(607)	—	(2,307)	—
Convertible debt	(92)	—	133	—
Warrants liability	603	795	1,311	2,494
Prepaid forward liability	—	61	14	(12)
Derivative liability	—	—	—	1,581
Other equity securities and interests
Related party, fair value using quoted market prices of similar assets in active market (1)	(8)	(18,691)	(546)	(60,515)
Other, without a readily determinable fair value	—	—	(59)	(158)
Gain (loss) on financial instruments, net	$(523)	$(18,024)	$(1,885)	$(64,260)

(1) Includes realized net gains of $13.7 million related to the Company’s previously classified available-for-sale debt securities upon reclassification from accumulated other comprehensive income during the nine months ended December 31, 2023.
The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:
Investment in other equity securities and interests
As of December 31, 2024 and March 31, 2024, the fair value of these equity interests is calculated using quoted prices for similar instruments observed in the equity capital markets and is classified as a Level 2 investment in the fair value hierarchy.
Investment in debt securities available-for-sale
Other debt securities. The fair value of these debt securities is calculated using the market approach adjusted for the recoverability of the security. The following table provides quantitative information about the significant unobservable inputs used in the fair value measure of the Level 3 other debt securities (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range	Weighted Average
December 31, 2024	$1,849	Market Approach	Enterprise value-to-revenue multiple	0.2x - 18.9x	1.77x
March 31, 2024	$1,964	Market Approach	Enterprise value-to-revenue multiple	0.2x - 18.9x	1.77x
The following table reconciles the beginning and ending fair value of our Level 3 other debt securities:

(Dollars in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Beginning balance	$1,969	$2,079	$1,964	$2,078
Gains (losses) recognized in accumulated other comprehensive income (loss)(1)	(120)	50	(115)	51
Ending balance	$1,849	$2,129	$1,849	$2,129
(1) Recorded in unrealized gain (loss) on available-for-sale debt securities.
Convertible Debt
The Company issued convertible debentures to Yorkville as discussed in Note 7 whereby the Company elected to account for convertible debentures under the fair value option of accounting upon issuance. The Company estimated the fair value of the convertible debentures based on assumptions used in the Monte Carlo simulation model. This fair value measure is classified as Level 3 and using the following significant inputs as of the end of the reporting period: expected term (in months) - 1.2; stock price - $0.75; discount rate - 19.5%; expected volatility: 118.1%; expected dividend rate - 0%; and risk-free rate: 4.3%.
The following is a summary of the change in the fair value of the convertible debentures for the three and nine months ended December 31, 2024 and 2023:

(Dollars in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Beginning fair value	$1,936	$—	$—	$—
Additions during the period	1,939	—	4,100	—
Payment in cash during the period	(1,300)	—	(1,300)	—
Change in fair value during the period	92	—	(133)	—
Ending fair value	$2,667	$—	$2,667	$—
As the fair value of the freestanding instruments identified with each issuance of the convertible debentures exceeded the proceeds, a loss on each issuance of the convertible debentures was recognized. Refer to Note 7 for further information.
Warrants
As part of the transactions with Yorkville related to the convertible debentures discussed in Note 7, the Company also issued warrants to purchase our Class A common stock. These warrants are liability classified and subject to periodic remeasurement. The fair value of these warrants issued to Yorkville are measured using the Black-Scholes option pricing model. The key inputs used in the valuation as of the end of the reporting period are: expected terms (in years) - 2.60 to 2.87; stock price - $0.75; exercise price: $2.63; expected volatility: 118.1%; expected dividend rate - 0%; and risk-free rate: 4.07%.
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
The derivative liability was extinguished along with its related debt on October 18, 2023, as discussed in Note 7.
The following table reconciles the beginning and ending fair value of our Level 3 derivative liability:

(Dollars in thousands)	Three Months Ended December 31,	Nine Months Ended December 31,
	2023	2023
Beginning balance	$1,932	$3,513
Gains recognized in earnings(1)	—	(1,581)
Gain recognized in loss on extinguishment of debt, net	(1,932)	(1,932)
Ending balance	$—	$—
(1) Recorded in (gain) loss on financial instruments, net.
There have been no transfers between levels for any assets or liabilities recorded at fair value on a recurring basis or any changes in the valuation techniques used for measuring the fair value as of December 31, 2024 and March 31, 2024, respectively.
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
The value of these equity securities was $26.9 million and $26.8 million as of December 31, 2024 and March 31, 2024, respectively. Additionally, as of December 31, 2024, one security has cumulative upward adjustments of $10.8 million based upon observable price changes, which was based on a then recent equity offering and stock to stock transactions. No significant adjustments were made during the three and nine months ended December 31, 2024 and 2023.
Goodwill
During each of the first three quarters of fiscal 2025 and 2024, primarily as a result of a significant, sustained decline in our Class A common stock price and the Company’s related market capitalization, we concluded that it was more likely than not that the fair value of our reporting units were below their carrying amount, which resulted in us performing interim impairment assessments. As a result, we wrote the carrying value of each reporting unit with goodwill down to their estimated fair value and recognized a non-cash goodwill impairment charge of nil and $883.2 million during the three months ended December 31, 2024 and 2023, respectively, which is reflected in loss on impairment of goodwill in the consolidated statements of comprehensive income (loss). For the nine months ended December 31, 2024 and 2023, a non-cash goodwill impairment charge of $3.7 million and $2.3 billion, respectively, was recognized in the consolidated statements of comprehensive income (loss). Prior to the goodwill impairment recorded during the first quarter of fiscal 2024, the Company had not previously recorded any impairments of goodwill.
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
The discount rates used for each reporting unit ranged from 24.8% to 27.2% for the June 30, 2023, September 30, 2023 and December 31, 2023 impairment assessments. The discount rates used for each reporting unit ranged from 28.0% to 29.3% for the June 30, 2024, September 30, 2024 and December 31, 2024 impairment assessments. The Company applied a terminal year long-term growth rate of 3.0% for each reporting unit during each of the interim impairment assessments. Remaining goodwill at December 31, 2024 relates to Ben Custody and Ben Markets. Subsequent to the impairment analysis as of December 31, 2024, there was nominal excess of reporting unit fair value over carrying value for Ben Custody and approximately $0.4 million of reporting unit fair value over carrying value for Ben Markets.
The change in goodwill at each reporting unit was as follows:

	March 31, 2024	Impairment	December 31, 2024
Ben Liquidity	$—	$—	$—
Ben Custody	10,896	(3,427)	7,469
Ben Insurance	—	—	—
Ben Markets	2,710	(265)	2,445
Total Goodwill	$13,606	$(3,692)	$9,914
There were no other assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2024 and March 31, 2024.
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
The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value as of December 31, 2024 and March 31, 2024, were as noted in the table below:

	As of December 31, 2024
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$4,149	$4,149
Restricted cash	1	52	52
Financial liabilities:
Debt due to related parties, net	2	120,274	141,861
Accounts payable and accrued expenses	1	149,204	149,204

	As of March 31, 2024
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$7,913	$7,913
Restricted cash	1	64	64
Financial liabilities:
Debt due to related parties, net	2	120,505	129,327
Accounts payable and accrued expenses	1	157,157	157,157
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
The loan agreement included a contingent interest feature whereby additional interest could be owed up to a maximum rate of 21% under certain circumstances, dependent principally on the cash flows generated by the pro rata portion of the underlying collateral. As the contingent interest feature was not based on creditworthiness, such feature was not clearly and closely related to the host instrument and was therefore bifurcated and recognized as a derivative liability with a resulting debt discount at inception. The change in the fair value of the contingent interest derivative liability resulted in a net gains of nil and $1.6 million that is reflected in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss) for the three and nine months ended December 31, 2023, respectively. The amortization of the debt discount, which is reflected as a component of interest expense in the consolidated statements of comprehensive income (loss), was $0.1 million and $0.6 million for the three and nine months ended December 31, 2023, respectively.
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
The Convertible Debentures do not bear interest, subject to a potential increase to 18.0% per annum (or the maximum amount permitted by applicable law) upon the occurrence of certain events of default. The Convertible Debentures mature on February 6, 2025 (the “Maturity Date”). The Company is required to make monthly cash payments of principal in the amount of $1.3 million (or such lesser amount as may then be outstanding) plus all accrued and unpaid interest as of such payment. Such payments commenced 30 days following the Second Closing and continue on a monthly basis thereafter until the Convertible Debentures are repaid in full, subject to certain conditions as described in the Convertible Debenture. The Convertible Debentures are convertible at the option of the holder into Class A common stock equal to the applicable Conversion Amount (as in the Convertible Debenture) divided by $3.018 (the “Conversion Price”). The maximum amount of shares issuable upon conversion of the Convertible Debentures is 1,325,382. The Convertible Debentures were fully repaid by the Maturity Date.
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
Additionally, pursuant to the terms of the Purchase Agreement, the Company agreed to issue the warrants to Yorkville (each a “Yorkville Warrant” and collectively, the “Yorkville Warrants”) to purchase up to 1,325,382 shares of Class A common stock at an exercise price of $2.63, which shall be exercisable into Class A common stock for cash (collectively, the “Warrant Shares”). At the First Closing, the Company issued a Yorkville Warrant to purchase up to 662,691 shares of Class A common stock, and at the Second Closing, the Company issued an additional Yorkville Warrant to purchase up to 662,691 shares of Class A common stock.
The Company elected to account for the Convertible Debenture under the fair value option of accounting upon issuance. At each issuance date, the proceeds were allocated to all freestanding instruments recorded at fair value. As the fair value of the freestanding instruments exceeded the proceeds, an aggregate loss of $0.6 million and $2.3 million was recognized during the three and nine months ended December 31, 2024 was recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). As of December 31, 2024, the fair value of the Convertible Debenture was $2.7 million and is included in convertible debt in the consolidated statements of financial condition.
The primary reason for electing the fair value option is for simplification of accounting for the Convertible Debenture at fair value in its entirety versus bifurcation of the embedded derivatives. The fair value was determined using a Monte Carlo valuation model. Refer to Note 6 for further information on the Convertible Debentures.
The Yorkville Warrants were required to be classified as a liability and are subject to periodic remeasurement. The fair value on each date of issuance, measured using the Black-Scholes option pricing model, was approximately $1.3 million for the Yorkville Warrants issued at the First Closing and approximately $0.5 million for the Yorkville Warrants issued at the Second Closing. The key inputs used in the valuation as of the initial valuation date for the First Closing were: expected terms (in years) - 3.0; stock price - $2.63; exercise price: $2.63 expected volatility: 130.2%; expected dividend rate: 0%; and risk-free rate: 3.58%. The key inputs used in the valuation as of the initial valuation date for the Second Closing were: expected terms (in years) - 3.0; stock price - $1.29; exercise price: $2.63 expected volatility: 108.9%; expected dividend rate: 0%; and risk-free rate: 4.02%.

8.    Debt Due to Related Parties
As of December 31, 2024 and March 31, 2024, the Company’s debt due to related parties consisted of the following:

(Dollars in thousands)	December 31, 2024	March 31, 2024
First Lien Credit Agreement	$21,260	$21,264
Second Lien Credit Agreement	72,983	72,996
Term Loan	24,500	25,000
Other borrowings	2,264	2,180
Unamortized debt discount, net	(733)	(935)
Total debt due to related parties	$120,274	$120,505
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
On July 12, 2023, BCH, entered into (a) that certain Amendment No. 7 to the First Lien Amendment, which amended the First Lien Credit Agreement, and (b) that certain Amendment No. 7 to Second Lien Amendment (together with the First Lien Amendment, the “Seventh Amendments”), which amended the Second Lien Credit Agreement, each among BCH, HCLP and the other parties thereto. Among other things, the Seventh Amendments (i) modified the interest rate to a fixed rate of 9.5%, (ii) extended the maturity dates of the First Lien Amendment and the Second Lien Amendment to September 15, 2024 and September 15, 2027, respectively, and (iii) agreed to installment payments on the First Lien Amendment of $5.0 million on each of March 29th, June 28th, September 29th, and December 29th of each year for so long as the obligations remain outstanding, and so long as such payments do not cause a going concern. No payments will be made on the Second Lien Amendment until the obligations on the First Lien Amendment have been fully satisfied. Effective on July 31, 2024, the maturity date of the First Lien Credit Agreement was extended from September 15, 2024 to February 1, 2025, and certain mandatory prepayment obligations thereunder were waived by HCLP until February 1, 2025. On January 31, 2025, these terms were further extended to February 8, 2025 and then on February 8, 2025 the terms were extended to February 15, 2025. As of the date of this Quarterly Report on Form 10-Q, we are in the process of negotiating a further extension to the February

15, 2025 maturity date for the First Lien Credit Agreement. No payments of principal or interest have been made on the First Lien or Second Lien Credit Agreements since an interest payment made in March 2023. Accrued interest on the First Lien or Second Lien Credit Agreements of $16.3 million as of December 31, 2024 and $9.5 million as of March 31, 2024 is included in other liabilities in the consolidated statement of financial condition.
As part of the Seventh Amendments, Ben agreed to pay fees totaling approximately $0.1 million. During the nine months ended December 31, 2024 and 2023, no deferred financing costs were paid to HCLP. As of December 31, 2024 and March 31, 2024, the unamortized premium related to the Second A&R Agreements was $0.3 million and $0.5 million, respectively. Through December 31, 2024, all required principal and interest payments due under the Second A&R Agreements have been paid.
In connection with the Second A&R Agreements, Beneficient Holdings, Inc. (“BHI”), which owns a majority of the BCH Class S Ordinary Units, BCH Preferred A.1, and FLP Subclass 1 Unit Accounts issued by BCH, will grant certain tax-related concessions to HCLP as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5.0% of BHI’s BCH Preferred A.1, which will be held by HCLP, may convert to BCH Preferred A.0. In addition, recipients of a grant of BCH Preferred A.1 from BHI will have the right to put an amount of BCH Preferred A.1 to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred A.1 from BHI. No such liability existed as of December 31, 2024 and March 31, 2024.
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
The Amended Credit Agreement also required the Borrower to prepay the outstanding principal balance of the Loans in the amount of $200 thousand, $200 thousand, $200 thousand, $200 thousand and $875 thousand on each of September 7, 2024, October 7, 2024, November 7, 2024, December 7, 2024 and December 31, 2024, respectively. Furthermore, on each Required Payment Date (defined in the Amended Credit Agreement as December 31, 2024 and the last business day of each calendar month thereafter), the Borrower shall prepay the outstanding principal balance of the Loans by an amount equal to the lesser of (a) the Total Portfolio Net Receipts (as defined in the Amended Credit Agreement) for the most recently ended period beginning on the 16th day of each month and ending on the 15th day of the immediately following month, and (b) as of each Required Payment Date, an amount equal to the excess, if any, of (x)(i) the number of Required Payment Dates occurring on or prior to such Required Payment Date, multiplied by (ii) $500,000, minus (y) the amount of all Excess Payments (as defined in the Amended Credit Agreement) made prior to such Required Payment Date. Additionally, the Amended Credit Agreement requires the Borrower to make certain minimum monthly payments to prepay the balance of the Loans.
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

The Loans will mature on October 19, 2026, and all remaining outstanding principal amounts and accrued and unpaid interest thereon shall be due and payable on such date. As of December 31, 2024 and March 31, 2024, the unamortized discount related to the Term Loan was $1.1 million and $1.5 million, respectively.
The Term Loan is secured in part by pledges of: (a) substantially all of the assets of the Borrower, (b) the Guarantor’s equity interests in the Borrower, (c) 97.5% of the equity interests held by The EP-00117 Custody Trust, a Delaware statutory trust known as the “Custody Trust,” in certain entities that hold interests in private investment funds, which, as of December 31, 2024 and March 31, 2024, represented approximately 39.8% and 41.5%, respectively, of all assets held by the Customer ExAlt Trusts and (d) certain deposit accounts.
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
Aggregate maturities of principal on the debt due to related parties for the next five fiscal years ending March 31 are as follows:

(Dollars in thousands)	Debt Due to Related Parties
2025	$23,524
2026	—
2027	24,500
2028	72,983
2029	—

9.    Share-based Compensation
As of December 31, 2024 and March 31, 2024, the Company has outstanding share-based awards under the Beneficient Management Partners, L.P. (“BMP”) Equity Incentive Plan (the “BMP Equity Incentive Plan”), the Beneficient 2023 Long Term Incentive Plan (the “2023 Incentive Plan”), and BCH Preferred A.1, as more fully described below.
Following stockholder approval on April 18, 2024, the Company effected a reverse stock split of our Class A and Class B common stock at a ratio of 1-for-80 and a simultaneous proportionate reduction in the authorized shares of each class of Common Stock as required by Nevada Revised Statutes Section 78.207. All outstanding restricted stock units and restricted equity units, as well as the Company’s equity incentive plans have been retroactively adjusted to reflect the 1-for-80 Reverse Stock Split.
BMP Equity Incentive Plan
The Board of Directors of Ben Management, Ben’s general partner prior to the Conversion, adopted the BMP Equity Incentive Plan in 2019. Under the BMP Equity Incentive Plan, certain directors and employees of Ben are eligible to receive equity units in BMP, an entity affiliated with the Board of Directors of Ben Management, in return for their services to Ben. The BMP equity units eligible to be awarded to employees is comprised of BMP’s Class A Units and/or BMP’s Class B Units (collectively, the “BMP Equity Units”). As of December 31, 2024, the Board has authorized the issuance of up to 119,000,000 units each of the BMP Equity Units. All awards are classified in equity upon issuance.
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
There were no BMP Equity Units granted during the nine months ended December 31, 2024.
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
During the third calendar quarter of 2020, 6,438 units were granted to a director subject to a performance condition. The performance condition was met upon public listing in June 2023 and expense for vested units was recognized in June of 2023 in the amount of $5.2 million. The recognition of the remaining compensation cost will be recognized over the remaining vesting period. Total recognized compensation cost related to these awards for the three and nine months ended December 31, 2024 is nil and $0.3 million, respectively. Total recognized compensation cost related to these awards for the three and nine months ended December 31, 2023 is approximately $0.3 million and $5.8 million, respectively. The originally granted units were increased at a rate of one-to-1.25 units, or by 1,610 units, upon public listing and effectiveness of the 2023 Incentive Plan. All compensation cost related to this award was recognized by September 30, 2024.
2023 Incentive Plan
On June 6, 2023, the Company’s Board adopted the 2023 Incentive Plan, which was approved by the Company’s stockholders. Under the 2023 Incentive Plan, Ben is permitted to grant equity awards in the form of restricted stock units (“RSUs”) stock options, and other types of awards. Subject to certain adjustments, the aggregate number of shares of Class A common stock expected to be issuable under the 2023 Incentive Plan in respect of awards will be equal to 15% of the aggregate number of fully diluted shares issued and outstanding, subject to quarterly adjustment. Settled awards under the 2023 Incentive Plan dilute common stockholders. All awards are classified in equity upon issuance.
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
During the nine months ended December 31, 2024, an aggregate of 817,619 RSUs were awarded to employees of the Company, which fully vested on the date of grant. The Company expensed the full grant date fair value of the RSUs of approximately $2.4 million in the nine months ended December 31, 2024. Additionally, during the nine months ended December 31, 2024, the Company granted to a director (i) 100,000 stock options with an exercise price of $1.23 per share of Class A common stock, which vest ratably over two years, and (ii) 138,212 RSUs, which vest ratably over one year. The stock options have a grant date fair value of $0.97, calculated using a Black Scholes option pricing model.
During the quarter ended December 31, 2024, the Company granted to a director (i) 100,000 stock options with an exercise price of $0.82 per share of Class A common stock, which vest ratably over two years, and (ii) 207,317 RSUs, which vest ratably over one year. The stock options have a grant date fair value of $0.78, calculated using a Black Scholes option pricing model.
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
Commissions
Certain of our employees’ commission compensation is paid in the form of common stock. Such shares granted to employees are subject to service-based vesting conditions over a multi-year period from the recipient’s grant date. Awards granted through June 8, 2023 were also subject to a performance condition, which was met on June 8, 2023 when Ben became publicly listed.
The following table presents the components of share-based compensation expense, included in employee compensation and benefits, recognized in the consolidated statements of comprehensive income (loss) for the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Nine Months Ended December 31,
(dollars in thousands)	2024	2023	2024	2023
BMP equity units	$103	$305	$360	$1,549
Restricted stock units	679	1,165	4,690	17,206
Preferred equity	—	286	—	858
Other(1)	22	270	112	17,917
Total share-based compensation	$804	$2,026	$5,162	$37,530
(1) The year-to-date period December 31, 2023 includes $15.0 million of compensation recognized related to the BCG Recapitalization and $2.9 million recognized for equity based compensation issued to employees for Ben Liquidity transactions.

Unrecognized share-based compensation expense totaled $4.2 million as of December 31, 2024, which we expect to recognize based on scheduled vesting of awards outstanding at December 31, 2024. The following table presents the share-based compensation expense expected to be recognized over the next five fiscal years ending March 31 for awards outstanding as of December 31, 2024:

(dollars in thousands)	BMP	RSU	Total
Three months ending 2025	$84	$571	$655
2026	225	2,066	2,291
2027	14	868	882
2028	—	365	365
2029	—	—	—
Total	$323	$3,870	$4,193
10.    Equity
Below is a description of the outstanding classes of the equity of the Company, including quasi-equity amounts that are required to be reported as temporary equity between the liabilities and equity sections on the consolidated statements of financial condition. As of December 31, 2024, the 9th Amended and Restated LPA of BCH (“BCH LPA”), as amended, and the articles of incorporation and bylaws of Beneficient, govern the terms of these equity securities, as applicable. The Company’s governing documents authorize the issuance of additional classes of equity. All equity interests of BCH are limited partnership interests.
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
Standby Equity Purchase Agreement
On June 27, 2023, the Company entered into the SEPA with Yorkville, whereby the Company has the right, but not the obligation, to sell to Yorkville up to $250.0 million of its shares of the Company’s common stock at the Company’s request any time during the 36 months following the execution of the SEPA, subject to certain conditions. The Company expects to use the net proceeds received from this agreement for working capital and general corporate purposes. The Company paid a structuring fee in cash and a commitment fee in an amount equal to $1.3 million by issuing 5,703 shares of Class A common stock in July 2023.
On September 29, 2023, a resale registration statement on Form S-1 was declared effective by the SEC, thereby permitting sales of Class A common stock to Yorkville under the SEPA. This resale registration statement on Form S-1 was terminated on September 27, 2024. A new resale registration statement on Form S-1, registering approximately 200.1 million shares for resale under the SEPA, was declared effective by the SEC on November 12, 2024. Under the SEPA, during the three and nine months ended December 31, 2024, the Company sold a total of 3,349,000 and 3,798,307 of Class A common shares, respectively, for a total of $5.2 million and $7.8 million in net proceeds, respectively.
Preferred Stock:
Under the terms of our articles of incorporation, our Board is authorized to issue up to 250 million shares of preferred stock in one or more series. As of December 31, 2024, 50 million shares of preferred stock are designated as shares of Series A preferred stock and approximately 4.5 million are designated as Series B preferred stock pursuant to a certificates of designation.
Series A Preferred Stock
As of December 31, 2024 and March 31, 2024, there were no shares of Series A preferred stock issued and outstanding, respectively.
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
Series B Preferred Stock:
The Series B preferred stock has various subclasses, however, the general rights, preferences, privileges and restrictions of these equity securities are described below. Each of the Series B preferred stock has a par value of $0.001 per share. The most significant difference in the various subclasses of the Series B preferred stock pertains to the conversion rate and the mandatory conversion periods, both of which are described below. During the fiscal year ended March 31, 2024, the Company issued Series B preferred stock comprising subclasses No. 1 through No. 4 in the amounts of 3,768,995; 200,000; 20,000; and 6,932 shares, respectively. During the three months ended December 31, 2024, the Company issued 136,193 shares of Series B-5 Resettable Convertible Preferred Stock, par value $0.001 per share (the “Series B-5”).
On October 3, 2023, 3,768,995 shares of Series B-1 preferred stock converted into 172,574 shares of Class A common stock at a price per share of approximately $218.40. No other Series B preferred stock has converted through December 31, 2024.
As of December 31, 2024 and March 31, 2024, there were a total of 363,125 and 226,932 shares of Series B preferred stock, issued and outstanding, respectively.
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
Optional Conversion. The conversion price is determined generally based on a volume weighted price of the Class A common stock at the time the Series B preferred stock is issued. The conversion price for the various subclasses of Series B preferred stock ranged from $0.69 to $436.80 (the “Conversion Price”). Each share of Series B preferred stock is convertible at the option of the holder thereof into a number of shares of Class A common stock that is equal to $10.00 divided by Conversion Price then in effect as of the date of such notice (the “Conversion Rate”). For Series B preferred stock subclasses No. 1 through No.4, the Conversion Price is subject to reset on certain dates (generally monthly) following the date of issuance of the Series B preferred stock, subject to adjustment, including the reset Conversion Price cannot adjust lower than 50% of the initial Conversion Price or generally, higher than the initial Conversion Price. For the Series B No. 5, the Conversion Price is subject only to customary adjustment and is otherwise fixed at $0.69. Based on the shares of Series B preferred stock outstanding as of December 31, 2024, the maximum number of Class A common shares that can be issued upon conversion of the Series B preferred stock is 2,127,472 shares.
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
Redeemable Noncontrolling Interests:
Preferred Series A Subclass 0 Unit Accounts
The BCH Preferred A.0 receives a quarterly guaranteed payment calculated as 6% of the BCH Preferred A.0’s initial capital account balance on an annual basis, or 1.50% per fiscal quarter. The BCH Preferred A.0 does not receive any allocations of profits, except to recoup losses previously allocated. The guaranteed payment to BCH Preferred A.0 is not subject to available cash and has priority over all other distributions made by BCH. BCH and the holders of the BCH Preferred A.0 entered into an agreement to defer the guaranteed payment to November 15, 2024; provided that such a guaranteed payment may be made prior to November 15, 2024 if the Audit Committee of the Board of Directors determines that making such payment, in part or in full, would not cause Ben to incur a going concern issue. As part of the proposed transactions to revise BCH’s liquidation priority described in Note 1, the guaranteed payment would be further deferred until November 15, 2025 on terms consistent with those described above if the proposed transactions are completed. No amounts have been paid to the BCH Preferred A.0 holders through December 31, 2024.
The guaranteed payment accrual totaled $50.9 million and $37.7 million as of December 31, 2024 and March 31, 2024, respectively, and is included in the accounts payable and accrued expenses line item of the consolidated statements of financial condition.
Additionally, the BCH Preferred A.0 has the ability under the BCH LPA to elect, by a majority of holders of BCH Preferred A.0, to receive a full return of capital senior to any other security if an event causing mandatory returns of capital occurs.
The BCH Preferred A.0 can be converted into BCH Class S Units at the election of the holder, at a price equal to the average of (i) $840.00, and (ii) the volume-weighted average closing price of Class A common stock for the twenty (20) days preceding the applicable exchange date; provided, that from the effectiveness of the BCH LPA through December 31, 2027, such conversion price shall not be less than $840.00.

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
On September 30, 2024, the BCH LPA was amended to re-designate fifty percent (50%) of the aggregate capital account balances in the BCH Preferred A.0 to the BCH Preferred A.0 Non-Redeemable. The remaining fifty percent (50%) of the capital account balances in the BCH Preferred A.0 Accounts remain redeemable. As a result of this redesignation, approximately $125.5 million of temporary equity was reclassified to permanent equity as of September 30, 2024. Also, on November 21, 2024, an additional $35.0 million of the BCH Preferred A.0 was re-designated to BCH Preferred A.0 Non-Redeemable. Subsequent to September 30, 2024, the redemption provisions described above for the BCH Preferred A.0 only relate to the portion of the capital account balance of BCH Preferred A.0 that is ultimately not re-designated to the BCH Preferred A.0 Non-Redeemable.
Starting on September 30, 2024 and for subsequent periods, the BCH Preferred A.0 Redeemable are recorded in the consolidated statements of financial condition in the redeemable noncontrolling interest line item and the BCH Preferred A.0 Non-Redeemable are recorded in the consolidated statements of financial condition in the noncontrolling interest line item. For periods prior to the September 30, 2024 re-designation, the BCH Preferred A.0 are recorded in the consolidated statements of financial condition in the redeemable noncontrolling interest line item.
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
The following tables present a rollforward of the noncontrolling interests for the three and nine months ended December 31, 2024 and 2023:

	Noncontrolling Interests
(Dollars in thousands)	Trusts	BCH Class S Ordinary	BCH Class S Preferred	BCH Preferred Series A.0 Non-Redeemable	BCH Preferred Series A.1	BCH Preferred Series C	Class A of CT	Total Noncontrolling Interests
Balance, September 30, 2024	$(171,108)	$—	$—	$125,526	$197,689	$—	$—	$152,107
Net loss	(1,232)	—	—	2,517	(4,844)	—	—	(3,559)
Reclass of distributions payable to noncontrolling interest holder	(135)	—	—	(2,517)	—	—	—	(2,652)
Reclass of BCH Preferred A.0 Non-Redeemable from temporary to permanent equity	—	—	—	35,000	—	—	—	35,000
Balance, December 31, 2024	$(172,475)	$—	$—	$160,526	$192,845	$—	$—	$180,896

	Noncontrolling Interests
(Dollars in thousands)	Trusts	BCH Class S Ordinary	BCH Class S Preferred	BCH Preferred Series A.0 Non-Redeemable	BCH Preferred A.1	BCH Preferred Series C	Class A of CT	Total Noncontrolling Interests
Balance, March 31, 2024	$(165,712)	$—	$—	$—	$207,943	$—	$—	$42,231
Net loss	(6,281)	—	—	2,517	(15,098)	—	—	(18,862)
Reclass of distributions payable to noncontrolling interest holder	(482)	—	—	(2,517)	—	—	—	(2,999)
Reclass of BCH Preferred A.0 from temporary to permanent equity	—	—	—	160,526	—	—	—	160,526
Balance, December 31, 2024	$(172,475)	$—	$—	$160,526	$192,845	$—	$—	$180,896

	Noncontrolling Interests
(Dollars in thousands)	Trusts	BCH Class S Ordinary	BCH Class S Preferred	BCH Preferred Series A.1	BCH Preferred Series C	Class A of CT	Total Noncontrolling Interests
Balance, September 30, 2023	$(138,441)	$9,697	$856	$691,255	$—	$269	$563,636
Net loss	(26,241)	(9,697)	(856)	(350,141)	—	—	(386,935)
Reclass of distributions payable to noncontrolling interest holder	(196)	—	—	—	—	—	(196)
Distribution to noncontrolling interest	—	—	—	—	—	(269)	(269)
Balance, December 31, 2023	$(164,878)	$—	$—	$341,114	$—	$—	$176,236

	Noncontrolling Interests
(Dollars in thousands)	Trusts	BCH Class S Ordinary	BCH Class S Preferred	BCH Preferred Series A.1	BCH Preferred Series C	Class A of CT	Total Noncontrolling Interests
Balance, March 31, 2023	$(118,299)	$52,560	$856	$—	$205,759	$1,337	$142,213
Net loss	(43,698)	(48,676)	(856)	(351,385)	—	(1,068)	(445,683)
Reclass of distributions payable to noncontrolling interest holder	(763)	—	—	—	—	—	(763)
Issuance of shares in connection with recent financings	133	—	—	—	—	—	133
Reduction of noncontrolling interest in connection with recent financings	(3,272)	—	—	—	—	—	(3,272)
Issuance of noncontrolling interest in connection with recent financings	79	—	—	—	—	—	79
Conversion of Class S Ordinary to Class A common stock	—	(3,884)	—	—	—	—	(3,884)
Conversion of Preferred Series C to Class A common stock	—	—	—	—	(205,759)	—	(205,759)
Deemed dividend for BCG Preferred Series B.2 Unit Accounts preferred return	—	—	—	(6,942)	—	—	(6,942)
Reclass of BCH Preferred A.1 from temporary to permanent equity	—	—	—	699,441	—	—	699,441
Distribution to noncontrolling interest	—	—	—	—	—	(269)	(269)
Issuance of Series B-1 preferred stock and noncontrolling interest in connection with recent financings	942	—	—	—	—	—	942
Balance, December 31, 2023	$(164,878)	$—	$—	$341,114	$—	$—	$176,236
Preferred Series A Subclass 1 Unit Accounts
The BCH Preferred A.1 unit accounts are issued by BCH and are non-participating and convertible on a dollar basis.
The weighted average preferred return rate for the three months ended December 31, 2024 and 2023 was approximately nil and nil, respectively. The weighted average preferred return rate for the nine months ended December 31, 2024 and 2023 was approximately nil and 0.53%, respectively. No amounts have been paid to the BCH Preferred A.1 holders related to the preferred return from inception through December 31, 2024, and any amounts earned have been accrued and are included in the balance of redeemable noncontrolling interests presented on the consolidated statements of financial condition. As of December 31, 2024, approximately $106.1 million of preferred return related to the BCH Preferred A.1 has not been allocated to its holders due to insufficient income during those periods to fully satisfy the preferred return and will be allocable to the BCH Preferred A.1 holders in future quarterly periods to the extent that sufficient income, if any, is available for such allocation. In accordance with the BCH LPA, the preferred rate was waived and will not accrue from June 7, 2023 until December 31, 2024, except to the extent of allocations of income to the holders of the BCH Preferred A.1, in which event distributions may be requested by the holders of the BCH Preferred A.1, and if not requested, such amounts shall be accrued. In connection with the consummation of the Business Combination, the holders of the BCH Preferred A.1 agreed to significantly reduce the BCH Preferred A.1 return rate and also agreed to waive and defer the accrual of the preferred return as described above. In addition, until January 1, 2025, the hypothetical BCH Preferred A.1 capital account will only be increased to the extent there are allocations of income during such period. The agreement to waive and not accrue the Quarterly Preferred Series A.1 Return from the effective date of the BCH LPA until December 31, 2024 does not affect or waive any Quarterly Preferred Series A.1 Returns or hypothetical BCH Preferred A.1 capital account already accrued as of the effective date. Additionally, certain BCH Preferred A.1 holders agreed to be specially allocated any income or losses associated with the BMP Equity Incentive Plan, and certain other costs.
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
Class S Ordinary Units
As of both December 31, 2024 and March 31, 2024, BCH, a subsidiary of Ben, had issued 67 thousand BCH Class S Ordinary Units which were all outstanding on each of the respective dates. The BCH Class S Ordinary Units participate on a pro-rata basis in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units have limited voting rights and do not entitle participation in the management of the Company’s business and affairs. At the election of the holder, the BCH Class S Ordinary Units are exchangeable quarterly for Class A common stock on a one-for-one basis. Each conversion also results in the issuance to Ben LLC of a BCH Class A Unit for each share of Class A common stock issued.
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
As of December 31, 2024 and March 31, 2024, a nominal number of shares of BCH Class S Preferred Units have been issued, respectively. Preferred return earned by the BCH Class S Preferred Units from inception in 2019 through December 31, 2024 is $0.2 million. No amounts have been paid to the BCH Class S Preferred Unit holders related to the preferred return from inception through December 31, 2024 and any amounts earned have been accrued and are included in the balance of BCH Class S Preferred Units presented on the consolidated statements of financial condition.
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
During the three and nine months ended December 31, 2024 and 2023, there was no income allocated to the FLP Unit Accounts (Subclass 1 and 2). Annually, a true up of the quarterly allocations is required to match amounts allocated with annual earnings.
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
As a result of the consummation of the Business Combination, an adjustment to the carrying value of BCH’s assets of $321.9 million occurred. Pursuant to the BCH LPA, approximately 402,383 BCH Class S Ordinary Units would be issuable as a result of the carrying value adjustment. Additionally, subsequent to the Business Combination through February 7, 2025, additional carrying value adjustments occurred, and approximately 1,400,000 (inclusive of the 402,383 units described above) BCH Class S Ordinary Units would be issuable through December 31, 2024 as a result of such carrying value adjustments, subject to the Compensation Policy. Under the Compensation Policy, unless amended or waived, the number of BCH Class S Ordinary Units that may be issued in 2024 or any subsequent year in connection with the consummation of the Business Combination will be limited and require approval of the Board; provided that any such BCH Class S Ordinary Units that may not be issued in 2024 may be issued in subsequent years in accordance with the Compensation Policy. As of December 31, 2024, there has been no allocation of the carrying value adjustment among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts and no issuance of any BCH Class S Ordinary Units as a result of such adjustment.
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
During the three and nine months ended December 31, 2024 and 2023, there was no income allocated to the FLP-3 Unit Accounts. The Company has not made any distributions related to income allocated to the FLP-3 Unit Accounts through December 31, 2024 and has accrued a liability of $0.9 million and included in the accounts payable and accrued expenses line item of the consolidated statements of financial condition as of December 31, 2024 and March 31, 2024.
Beneficiaries of the Customer ExAlt Trusts
The ultimate beneficiaries of the Customer ExAlt Trusts are the Charitable Beneficiaries, unrelated third-party charities, that are entitled to (i) either, depending on the applicable trust agreements, 2.5% of all distributions received by such Customer ExAlt Trusts or 5.0% of any amounts paid to Ben as payment on amounts due under each ExAlt Loan, (ii) for certain Customer ExAlt Trusts, approximately 10% of the amount of excess cash Collateral, if any, following the full repayment of an ExAlt Loan, and (iii) all amounts accrued and held at the Customer ExAlt Trusts once all amounts due to Ben under the ExAlt Loans and any fees related to Ben’s services to the Customer ExAlt Trusts are paid. The Charitable Beneficiaries’ account balances with respect to its interest in such Customer ExAlt Trusts cannot be reduced to below zero. Any losses allocable to the Charitable Beneficiaries in excess of their account balances are reclassified at each period end to the trusts’ deficit account. Additional Customer ExAlt Trusts are created arising from new liquidity transactions with customers. These new Customer ExAlt Trusts, which are consolidated by Ben, result in the recognition of additional noncontrolling interest representing the interests in these new Customer ExAlt Trusts held by the Charitable Beneficiaries. For the three months ended December 31, 2024 and 2023, nominal and nil, respectively, of additional noncontrolling interests were recognized. For the nine months ended December 31, 2024 and 2023, nominal and $1.2 million, respectively, of additional noncontrolling interests were recognized.
The interests of the Charitable Beneficiaries in the Customer ExAlt Trusts are recorded on the consolidated statements of financial condition in the noncontrolling interests line item.
Class A of CT Risk Management, L.L.C.
On April 1, 2022, a minority interest in the Class A membership of CT Risk Management, L.L.C. (“CT”), a consolidated VIE of Ben (as further discussed in Note 14), was sold for $2.4 million in cash to the third-party involved in the loan participation transaction described in Note 7. As a Class A member of CT, the holder is entitled to distributions first on a pro rata basis with other Class A members until the initial capital contributions are received and 2.0% of any amounts in excess of their capital contributions, to the extent such amounts are available. This interest is recorded on the consolidated statements of financial condition in the noncontrolling interests line item however, for both December 31, 2024 and March 31, 2024, the balance is nil.

11.    Net Income (Loss) per Share
Basic net income (loss) attributable to Beneficient per common share for the three and nine months ended December 31, 2024 and 2023, is as follows:

(Dollars in thousands, except per share amounts)	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net income (loss)	$(10,226)	$(924,872)	$43,831	$(2,462,606)
Plus: Net loss attributable to noncontrolling interests	6,076	386,935	21,379	445,683
Less: Noncontrolling interest guaranteed payment	(4,489)	(4,229)	(13,268)	(12,501)
Net income (loss) attributable to Beneficient common shareholders	$(8,639)	$(542,166)	$51,942	$(2,029,424)
Net income (loss) attributable to Class A common shareholders	(8,395)	(504,615)	48,645	(1,888,863)
Net income (loss) attributable to Class B common shareholders	(244)	(37,551)	3,297	(140,561)

Basic weighted average of common shares outstanding
Class A	6,336,248	3,186,538	4,722,270	2,826,325
Class B	239,256	239,256	239,256	239,256

Basic net income (loss) attributable to Beneficient per common share
Class A	$(1.32)	$(158.36)	$10.30	$(668.31)
Class B	$(1.02)	$(156.95)	$13.78	$(587.49)
Diluted net income attributable to Beneficient per common share for the nine months ended December 31, 2024, is as follows:

(Dollars in thousands, except per share amounts)
Diluted income per share	Nine Months Ended December 31, 2024
Net income attributable to Beneficient common shareholders - Basic	$51,942
Less: Net loss attributable to noncontrolling interests - Ben	(15,098)
Plus: Noncontrolling interest guaranteed payment	13,268
Net income attributable to Beneficient common shareholders - Diluted	$50,112

Basic weighted average of common shares outstanding (Class A and Class B)	4,961,526
Dilutive effect of:
Series B Preferred Stock	165,036
Class S Ordinary	66,982
Class S Preferred	605
Preferred Series A Subclass 0	100,007,501
Preferred Series A Subclass 1	321,837,296
Restricted Stock Units	480,456
Diluted weighted average of common shares outstanding (Class A and Class B)	427,519,402

Diluted net income attributable to Beneficient per common share (Class A and Class B)	$0.12
For the three months ended December 31, 2024, as the Company was in a net loss position, the diluted EPS calculation for the Beneficient common shareholders is the same as basic EPS per common share disclosed above for that period. Diluted EPS for the Class A shareholder is $(1.32) and diluted EPS for the Class B shareholders is $(1.02) for the three months ended December 31, 2024.

For the three and nine months ended December 31, 2023, as the Company was in a net loss position, the diluted EPS calculation for the Beneficient common shareholders is the same as basic EPS per common share disclosed above for that period. Diluted EPS for the Class A shareholders is $(158.36) and diluted EPS for the Class B shareholders is $(156.95) for the three months ended December 31, 2023. Diluted EPS for the Class A shareholders is $(668.31) and diluted EPS for the Class B shareholders is $(587.49) for the nine months ended December 31, 2023.
In computing diluted net loss per share, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted net loss per share calculation for the three and nine months ended December 31, 2024 and 2023, were as follows:

	Shares		Shares
	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Series B Preferred Stock	165,036	2,814	—	5,753
Class S Ordinary	66,982	66,982	—	67,617
Class S Preferred	605	605	—	605
Preferred Series A Subclass 0	234,525,450	164,367,001	—	38,140,683
Preferred Series A Subclass 1	754,733,754	528,954,636	—	126,357,936
Preferred Series C Subclass 1	—	—	—	101,094
Restricted Stock Units	1,076,888	16,828	198,013	105,367
Stock Options	144,565	—	48,364	—
Convertible Debt	1,008,443	—	469,908	—
Warrants	25,708,168	30,874,686	25,169,633	26,771,105
Total anti-dilutive shares	1,017,429,891	724,283,552	25,885,918	191,550,160
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
12.    Income Taxes
The components of income tax expense for the three and nine months ended December 31, 2024 and 2023, were as follows:

(Dollars in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Current expense
Federal	$713	$75	$741	$75
Deferred expense
Federal	—	—	—	—
Income tax expense	$713	$75	$741	$75

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
During the three months ended December 31, 2024 and 2023, the Company recognized expenses totaling $0.7 million and $0.7 million related to this services agreement, respectively. During the nine months ended December 31, 2024 and 2023, the Company recognized expenses totaling $2.1 million and $2.0 million related to this services agreement, respectively. As of December 31, 2024 and March 31, 2024, $3.5 million and $2.7 million, respectively, was owed to Bradley Capital related to the ongoing aspects of this services agreement. In addition, prior to the Aircraft Sublease with Bradley Capital discussed below, we also reimbursed Bradley Capital for certain costs, including private travel, for our chief executive officer, including family members. As of December 31, 2024 and March 31, 2024, we have nil and $0.7 million accrued related to these reimbursements originating prior to the Aircraft Sublease. These amounts are reflected in the accounts payable and accrued expenses line item on the consolidated statements of financial condition. During the three months ended December 31, 2024 and 2023, the Company paid $0.4 million and $2.5 million, respectively, related to accrued amounts owed under this services agreement. The Company paid $1.9 million and $2.5 million, respectively, related to accrued amounts owed under this services agreement during the nine months ended December 31, 2024 and 2023.
In addition to the above, the Company incurred legal fees on behalf of Mr. Heppner under certain indemnification provisions. During the three months ended December 31, 2024 and 2023, these legal fees totaled approximately $2.1 million and $0.1 million, respectively. During the nine months ended December 31, 2024 and 2023, these legal fees totaled approximately $4.6 million and $2.4 million, respectively. Substantially, all of these legal fees have or are expected to be eligible for reimbursement by the directors and officers insurance carriers.
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
During the three and nine months ended December 31, 2023, BCH expensed $1.4 million and $4.3 million, respectively, in lease and direct operating expenses related to this agreement. No amounts have been paid to Bradley Capital related to the aircraft sublease through December 31, 2024. As of each of December 31, 2024 and March 31, 2024, $10.8 million of accrued costs related to the sublease is reflected in the accounts payable and accrued expenses line item on the consolidated statements of financial condition.
As discussed below, BHI, a Related Entity, entered into a Contribution Agreement with BCH and BCG pursuant to which BHI has agreed to reimburse BCG for a significant portion of the costs incurred by Beneficient USA under the Aircraft Sublease.

Relationship with Beneficient Holdings, Inc.
Beneficient USA, a subsidiary of BCH, entered into with BHI, a Related Entity, a Services Agreement effective July 1, 2017 (the “BHI Services Agreement”). BHI pays an annual fee of $30,000 to Ben for the provision of trust administration services for Related Entities and all trusts affiliated with its family trustee as that term is defined in the governing documents for a Related Entity. Beneficient USA also is required to provide any other services requested by BHI, subject to any restrictions in the operating agreement of BHI, at cost. The term of the BHI Services Agreement extends for the longer of (i) five years past the expiration or termination of the Bradley Capital Agreement, or (ii) seven years after the family trustee of the Related Entity is no longer a primary beneficiary of any trust affiliated with the family trustee. The Company recognized nominal income during the three and nine months ended December 31, 2024 and 2023, respectively, in accordance with the BHI Services Agreement.
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
Since June 30, 2021, additional net advances have been made by Highland to a Related Entity. As of December 31, 2024 and March 31, 2024, Highland Consolidated, L.P. had outstanding loans in the principal amount of $11.4 million and $11.5 million, respectively, with a Related Entity. Ben is not a party to these loans, nor has it secured or guaranteed the loans.

The Company incurred legal fees of approximately $0.5 million and $0.2 million on behalf of HCLP pursuant to the indemnification obligations under the HCLP credit agreements during the three months ended December 31, 2024 and 2023, respectively. During the nine months ended December 31, 2024 and 2023, these legal fees totaled approximately $1.5 million and $0.7 million, respectively.
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
RROC’s purpose is to provide funding and operational support for the research activities conducted by the qualified charities. The funding received by RROC, from proceeds of trusts settled and funded by customers of Ben, may be used, in RROC’s discretion, to (i) provide appropriate facilities and properties for the charitable organizations to utilize as part of their charitable initiatives (those properties and facilities being owned by a Related Entity), and (ii) provide fee revenue to RROC. RROC is granted such rights and authority pursuant to trust instruments entered into between a customer and subsidiaries of Ben as well as an agreement with NPT. Ben’s subsidiaries provide financing to the Customer ExAlt Trusts and Ben is paid as an agent of the trustees for administrative services it provides to the trusts. Ben has certain outstanding payables, including accrued interest, to RROC and the Charitable Accounts (for the benefit of the Texas universities as discussed above) of $2.3 million and $2.2 million as of December 31, 2024 and March 31, 2024, respectively. There were no payments made during the three and nine months ended December 31, 2024 and 2023. Due to changes in the Customer ExAlt Trust agreements, no incremental amounts are expected to be allocated to RROC or the Charitable Accounts other than those amounts already provided by certain prior trust agreements.
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
On January 20, 2022, BHF was formed as a Kansas nonprofit corporation to receive economic growth contributions pursuant to the TEFFI legislation. BHF is currently governed by an eleven-member board of directors, seven of whom are community leaders within the Hesston, Kansas community and four of whom are Ben employees or individuals otherwise affiliated with Ben. BHF is organized and operated exclusively for charitable and educational purposes within the meaning of Section 501(c)(3) of the Internal Revenue Code. Its purpose is to provide grants and other support to benefit growth, development and expansion of opportunities in rural Kansas communities with populations of 5,000 residents or less, including job and income growth, main street revitalization, educational facility improvements, construction and development, healthcare facility enhancements, senior facility improvements, and support for post-secondary institutions. BHF has the exclusive decision-making authority over all of the economic growth contributions it receives.
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
Ben has an outstanding payable to EGT of nil and $0.1 million as of December 31, 2024 and March 31, 2024, respectively. Ben paid $0.1 million and $0.4 million during the three and nine months ended December 31, 2024, compared to $0.2 million and $0.9 million for the same periods of 2023, respectively, related to allocable proceeds to Charitable Beneficiaries. Additionally, during the year ended March 31, 2023, Ben sold its Kansas properties to the EGT in exchange for a $1.4 million promissory note, which is in the other assets line items on the consolidated statements of financial condition as of December 31, 2024 and March 31, 2024. The EGT made a prepayment on the promissory note of $0.2 million during the nine months ended December 31, 2024, principally in return for the promissory note being extended by two years, until September 30, 2028.
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
Hicks Holdings Operating, LLC (“Hicks Holdings”), an entity associated with one of Ben’s current directors, has historically held BCH Preferred A.0, BCH Preferred A.1, BCH Class S Ordinary Units, BCH Class S Preferred Units and Class B common stock of Beneficient. Hicks Holdings was granted its BCH Preferred A.1 and BCH Class S Ordinary Units as compensation for services provided in 2018. Hicks Holdings was granted its BCH Preferred A.0 when a portion of the existing BCH Preferred A.1 converted to BCH Preferred A.0 in 2021. Hicks Holdings converted a portion of its existing BCH Preferred A.1 to BCG Class B Common Units in June 2023 in connection with the recapitalization of BCG described in Note 4. In connection with the letter agreement described below, in October 2023, Hicks Holdings assigned the BCH Preferred A.0, BCH Preferred A.1, BCH Class S Ordinary Units, and BCH Class S Preferred Units to HH-BDH. The total preferred equity of BCH, BCH Class S Preferred Units and BCH Class S Ordinary Units balance as of December 31, 2024 and March 31, 2024, was $26.6 million and $27.5 million, respectively (amounts disclosed here are based on their GAAP capital accounts). Hicks Holdings held 16,528 shares of Class B common stock as of December 31, 2024 and March 31, 2024. Additionally, during the nine months ended December 31, 2024, Mr. Hicks and an entity controlled by Mr. Hicks purchased a total of 100,000 shares of Class A common stock for a purchase price of approximately $0.2 million.
The Company has outstanding payable amounts to Hicks Holdings related to the HH-BDH Credit Agreement totaling approximately $0.4 million as of December 31, 2024. No such amount was outstanding as of March 31, 2024.
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
Subscription agreements with an entity associated with a certain board member
During the nine months ended December 31, 2024, an entity associated with Peter T. Cangany, Jr., a member of our board of directors, purchased a total of 262,500 shares of Class A common stock from the Company for an aggregate purchase price of approximately $0.5 million.

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
As of December 31, 2024 and March 31, 2024, the consolidated statements of financial condition include assets of this consolidated VIE with a carrying value of nil. The Company recorded losses of $3.0 million during the nine months ended December 31, 2023, of which approximately $2.0 million is attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction. The amounts are reported in the gain (loss) on financial instruments, net line item of the consolidated statements of comprehensive income (loss), for the nine months ended December 31, 2023. No options were held as of and during the three and nine months ended December 31, 2024.
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

The consolidated statements of financial condition include the following amounts from these consolidated VIEs as of the dates presented:

(Dollars in thousands)	December 31, 2024	March 31, 2024
Assets:
Cash and cash equivalents	$2,614	$963
Restricted cash	52	64
Investments, at fair value	334,278	329,113
Other assets	63	30
Total Assets of VIEs	$337,007	$330,170

Liabilities:
Accounts payable and accrued expense	$2,521	$1,670
Other liabilities	19	109
Total Liabilities of VIEs	$2,540	$1,779

Equity:
Treasury stock	$(3,444)	$(3,444)
Noncontrolling interests	(172,477)	(165,712)
Accumulated other comprehensive income	161	276
Total Equity of VIEs	$(175,760)	$(168,880)
The consolidated statements of comprehensive income (loss) for the periods presented include the following amounts from these consolidated VIEs:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
(Dollars in thousands)
Revenues
Investment income, net	$4,742	$7,448	$24,311	$7,935
Loss on financial instruments, net	(428)	(18,695)	(1,031)	(62,373)
Interest and dividend income	—	—	—	10
Other income	2	65	2	65
Total revenues	4,316	(11,182)	23,282	(54,363)

Operating expenses
Interest expense	—	423	—	4,091
Provision for credit losses	—	—	998	—
Professional services	506	572	1,699	2,718
Other expenses	61	219	370	602
Total operating expenses	567	1,214	3,067	7,411
Loss on extinguishment of debt, net	—	8,846	—	8,846
Net income (loss)	$3,749	$(21,242)	$20,215	$(70,620)
Net loss attributable to noncontrolling interests	$(1,232)	$(26,240)	$(6,281)	$(43,698)

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

The following tables include the results of each of the Company’s reportable segments reconciled to the consolidated financial statements (in thousands):

	Three Months Ended December 31, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income, net	$—	$—	$4,742	$—	$—	$4,742
Loss on financial instruments, net	—	—	(427)	(96)	—	(523)
Interest and dividend income	—	—	—	10	—	10
Trust services and administration revenues	—	188	—	—	—	188
Other income	—	—	2	—	—	2

Intersegment revenues
Interest income	11,297	—	—	—	(11,297)	—
Trust services and administration revenues	—	5,222	—	—	(5,222)	—
Total revenues	11,297	5,410	4,317	(86)	(16,519)	4,419

External expenses
Employee compensation and benefits	353	294	—	2,282	—	2,929
Interest expense	3,168	—	—	72	—	3,240
Professional services	69	80	508	4,426	—	5,083
Other expenses	361	189	61	2,069	—	2,680

Intersegment expenses
Interest expense	—	—	35,855	—	(35,855)	—
Provision for credit losses	10,199	1,340	—	—	(11,539)	—
Other expenses	—	—	3,437	—	(3,437)	—
Total expenses	14,150	1,903	39,861	8,849	(50,831)	13,932

Operating income (loss)	$(2,853)	$3,507	$(35,544)	$(8,935)	$34,312	$(9,513)

	Three Months Ended December 31, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income, net	$—	$—	$7,448	$—	$—	$7,448
Gain (loss) on financial instruments, net	—	—	(18,695)	671	—	(18,024)
Interest and dividend income	—	—	—	118	—	118
Trust services and administration revenues	—	158	—	—	—	158
Other income	—	—	65	—	—	65

Intersegment revenues
Interest income	11,275	—	—	—	(11,275)	—
Trust services and administration revenues	—	5,739	—	—	(5,739)	—
Total revenues	11,275	5,897	(11,182)	789	(17,014)	(10,235)

External expenses
Employee compensation and benefits	938	588	—	5,814	—	7,340
Interest expense	3,045	—	423	1,203	—	4,671
Professional services	490	173	572	3,735	—	4,970
Loss on impairment of goodwill	604,668	272,830	—	5,725	—	883,223
Other expenses	463	301	219	4,529	—	5,512

Intersegment expenses
Interest expense	—	—	32,976	—	(32,976)	—
Provision for credit losses	8,076	—	—	—	(8,076)	—
Other expenses	—	—	3,991	—	(3,991)	—
Total expenses	617,680	273,892	38,181	21,006	(45,043)	905,716

Operating loss	$(606,405)	$(267,995)	$(49,363)	$(20,217)	$28,029	$(915,951)

	Nine Months Ended December 31, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income, net	$—	$—	$24,311	$—	$—	$24,311
Loss on financial instruments, net	—	—	(1,031)	(854)	—	(1,885)
Interest and dividend income	—	—	—	34	—	34
Trust services and administration revenues	—	564	—	—	—	564
Other income	—	—	2	—	—	2

Intersegment revenues
Interest income	34,124	—	—	—	(34,124)	—
Trust services and administration revenues	—	15,614	—	—	(15,614)	—
Total revenues	34,124	16,178	23,282	(820)	(49,738)	23,026

External expenses
Employee compensation and benefits	1,144	1,192	—	11,578	—	13,914
Interest expense	9,412	—	—	2,436	—	11,848
Professional services	938	506	1,675	14,765	—	17,884
Provision for credit losses	—	—	998	2	—	1,000
Loss on impairment of goodwill	—	3,427	—	265	—	3,692
Release of loss contingency related to arbitration award	—	—	—	(54,973)	—	(54,973)
Other expenses	1,214	590	370	6,377	—	8,551

Intersegment expenses
Interest expense	—	—	106,703	—	(106,703)	—
Provision for credit losses	21,878	1,340	—	—	(23,218)	—
Other expenses	—	—	10,258	—	(10,258)	—
Total expenses	34,586	7,055	120,004	(19,550)	(140,179)	1,916

Operating income (loss)	$(462)	$9,123	$(96,722)	$18,730	$90,441	$21,110

	Nine Months Ended December 31, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income, net	$—	$—	$7,935	$—	$—	$7,935
Loss on financial instruments, net	—	—	(62,373)	(1,887)	—	(64,260)
Interest and dividend income	—	—	10	338	—	348
Trust services and administration revenues	—	173	—	—	—	173
Other income	—	—	65	—	—	65

Intersegment revenues
Interest income	36,303	—	—	—	(36,303)	—
Trust services and administration revenues	—	18,788	—	—	(18,788)	—
Total revenues	36,303	18,961	(54,363)	(1,549)	(55,091)	(55,739)

External expenses
Employee compensation and benefits	4,912	1,693	—	51,956	—	58,561
Interest expense	5,922	—	4,091	3,556	—	13,569
Professional services	1,387	762	2,718	17,133	—	22,000
Loss on impairment of goodwill	1,725,880	554,607	—	5,725	—	2,286,212
Other expenses	1,649	739	603	14,613	—	17,604

Intersegment expenses
Interest expense	—	—	92,591	—	(92,591)	—
Provision for credit losses	78,074	—	—	—	(78,074)	—
Other expenses	—	—	11,685	—	(11,685)	—
Total expenses	1,817,824	557,801	111,688	92,983	(182,350)	2,397,946

Operating loss	$(1,781,521)	$(538,840)	$(166,051)	$(94,532)	$127,259	$(2,453,685)

	As of December 31, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
Loans to Customer ExAlt Trusts, net	$260,639	$—	$—	$—	$(260,639)	$—
Investments, at fair value	—	—	334,278	—	—	334,278
Other assets	1,144	21,289	18,634	45,466	(33,813)	52,720
Goodwill and intangible assets, net	—	7,469	—	5,545	—	13,014
Total Assets	$261,783	$28,758	$352,912	$51,011	$(294,452)	$400,012

	As of March 31, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
Loans to Customer ExAlt Trusts, net	$256,184	$—	$—	$—	$(256,184)	$—
Investments, at fair value	—	—	329,113	6	—	329,119
Other assets	5,814	20,398	19,467	12,510	(35,513)	22,676
Goodwill and intangible assets, net	—	10,896	—	5,810	—	16,706
Total Assets	$261,998	$31,294	$348,580	$18,326	$(291,697)	$368,501

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
The portfolio of alternative assets covers the following industry sectors and geographic regions for the periods shown below (dollar amounts in thousands):

	December 31, 2024		March 31, 2024
Industry Sector	Value	Percent of Total	Value	Percent of Total
Food and staples retailing	$66,517	22.1%	$41,721	14.2%
Software and services	45,439	15.1	42,908	14.6
Diversified financials	29,098	9.7	30,297	10.3
Utilities	28,536	9.5	28,768	9.8
Capital goods	22,498	7.5	23,146	7.9
Energy	16,038	5.3	19,930	6.8
Health care equipment and services	13,861	4.6	16,520	5.6
Semiconductors and Semiconductor Equipment	13,472	4.5	16,144	5.5
Other(1)	65,599	21.7	74,482	25.3
Total	$301,058	100.0%	$293,916	100.0%

(1)
Industries in this category each comprise less than 5 percent. Semiconductors and Semiconductor Equipment and Health Care Equipment and Services is shown separately as it comprised greater than 5 percent in the prior period.

	December 31, 2024		March 31, 2024
Geography	Value	Percent of Total	Value	Percent of Total
North America	$152,274	50.6%	$164,205	55.9%
South America	68,103	22.6	43,543	14.8
Asia	44,570	14.8	49,385	16.8
Europe	35,731	11.9	35,870	12.2
Africa	380	0.1	913	0.3
Total	$301,058	100.0%	$293,916	100.0%
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
The Company continues to evaluate the impact of the ongoing Russia-Ukraine conflict, Israel-Hamas conflict and other items, such as inflation, rising interest rates, changes in regulatory requirements and tariffs, and assess the impact on financial markets and the Company’s business. The Company’s future results may be adversely affected by slowdowns in fundraising activity and the pace of new liquidity transactions with our customers. Management is continuing to evaluate the impact of the Russia-Ukraine conflict and the Israel-Hamas conflict and has concluded that while it is reasonably possible that such conflicts could have a negative effect on the Company’s financial position and/or results of its operations, the specific impact is not readily determinable as of the date of these consolidated financial statements. Consequently, the consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
Lease Commitments
The Company operates on a month-to-month rental basis for its office premises. The Company also subleased an aircraft under the Aircraft Sublease, which expired on January 1, 2024, with Bradley Capital as discussed in Note 13. Rental expense for our premises and for the Aircraft Sublease for the three months ended December 31, 2024 and 2023, totaled $0.2 million and $1.6 million, respectively. Rental expense for our premises and for the Aircraft Sublease for the nine months ended December 31, 2024 and 2023, totaled $0.5 million and $4.9 million, respectively.
Unfunded Capital Commitments
The Customer ExAlt Trusts had $45.9 million and $47.8 million of potential gross capital commitments as of December 31, 2024 and March 31, 2024, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The Customer ExAlt Trusts holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by certain of the associated trusts within the ExAlt PlanTM or affiliated entities. To the extent that the associated Customer ExAlt Trust or their affiliated entities cannot pay the capital funding commitment, Ben is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Ben to the Customer ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves, if any, held by the associated Customer ExAlt Trusts or their affiliated entities are added to the ExAlt Loan balance between Ben and the Customer ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.

Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. The majority, or 90%, of our portfolio with an unfunded commitment has a vintage of 2012 and prior. As the vintages continue to age, a cash requirement becomes less likely. We consider the creditworthiness of the investment on a case-by-case basis. At December 31, 2024 and March 31, 2024, there were no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.
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
On November 9, 2023, defendants filed a motion to bifurcate, requesting that the Court of Chancery first resolve the threshold issue of PCA’s standing under the CVR Contract and Exchange Trust Agreements before proceeding on the merits. On November 29, 2023, PCA filed its opposition to defendants’ motion to bifurcate, and on December 8, 2023, defendants filed their reply brief. On June 24, 2024, the Court of Chancery heard oral argument and issued its ruling granting defendants’ motion to bifurcate. In its ruling, the Court of Chancery ordered the parties to promptly conduct limited standing-related discovery to allow final resolution of the standing issue on summary judgment.
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

On July 29, 2024, the Texas State District Court, Dallas County 134th Judicial District (the “Texas District Court”) entered an order vacating the Arbitration Award in its entirety. The Texas District Court directed the parties to file motions requesting any further relief that may be available within twenty days of the order. On August 2, 2024, the Claimant filed an appeal to challenge the order vacating the Arbitration Award in the Texas Fifth Court of Appeals. The Claimant filed his opening brief on October 28, 2024, and the Company filed its response brief on January 21, 2025. On February 10, 2025, the Claimant filed his reply brief. The Texas Fifth Court of Appeals has not yet determined whether oral arguments will be granted in the case or a specific timeline for making its final decision.The Company intends to vigorously defend itself in connection with the appeal.
As a result of the order, during the three-months ended June 30, 2024, the Company released the liability associated with the Arbitration Award, which resulted in the release of the previously recognized loss contingency accrual in the amount of $55.0 million being reflected in the nine months ended December 31, 2024 consolidated statement of comprehensive income (loss).
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

On August 29, 2024, the Company and related entities moved to dismiss the claims asserted against them. Ben’s CEO and related entities also moved to dismiss the claims asserted against them. The remaining defendants moved to dismiss the claims asserted against them on November 4, 2024. The motions remain pending. On December 26, 2024, the Litigation Trustee, the Company, its affiliates and officers and directors, and other defendants insured under the applicable insurance policies filed a stipulation informing the court that they had reached an agreement in principle to settle the case. The Litigation Trustee has not yet filed a motion for court approval of the settlement. The settlement in principle does not require any payment by the Company or its affiliates and officers and directors and would resolve both the Adversary Proceeding and the securities class action described below. If the settlement is not approved, the Company, its affiliates and its officers and directors intend to vigorously defend themselves against these claims.
The terms of the proposed settlement in principle would be within the policy limits of the Company’s insurance policy with respect to such claims, and the Company expects the settlement will be entirely funded by insurance proceeds. Accordingly, the Company has recorded an estimated liability of $34.5 million in accounts payable and accrued expenses and estimated insurance recoveries of $34.5 million in other assets, net, in the consolidated statement of financial condition as of December 31, 2024. The amounts reflected in our consolidated financial statements for the estimated liability and insurance recoveries represents an estimate of the amounts attributable to Ben, its consolidated subsidiaries, and directors as part of a broader proposed settlement in principle also involving other parties.
The Company owes indemnification obligations pursuant to certain existing contracts, including to certain parties included in the LT Complaint that are not parties to the settlement in principle described above. The Company is required to indemnify these parties for losses they incur in connection with the LT Complaint, including for their defense of the LT Complaint and any judgment entered against them in the LT Complaint.
Scura Action
On March 30, 2023, David Scura and Clifford Day, on behalf of themselves and all others similarly situated, filed a class action lawsuit in the United States District Court for Northern District of Texas against Ben, certain members of its board of directors (Brad K. Heppner, Peter T. Cangany, Richard W. Fisher, Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer), certain past members of the board of directors of GWG Holdings (Jon R. Sabes and Steven F. Sabes), FOXO Technologies Inc. (“FOXO”), and Emerson Equity LLC (“Emerson”) (the “Scura Action”). The suit alleged that the defendants defrauded GWG Holdings’ investors, and it asserted claims on behalf of a putative class consisting of all persons and entities who purchased or otherwise acquired GWG Holdings’ L Bonds or preferred stock of GWG Holdings between December 23, 2017, and April 20, 2022. The suit alleged that (i) BCG, the individual defendants, and FOXO violated Sections 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, (ii) that the individual defendants violated Section 20(a) of the Exchange Act, and (iii) that Emerson violated Section 15(c)(1)(A) of the Exchange Act. The complaint did not allege the total amount of damages sought by the plaintiffs. On June 8, 2023, the plaintiffs in the Scura Action filed a voluntary notice of dismissal without prejudice.
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
The plaintiffs re-filed their claims in Dallas County District Court on November 22, 2024. On January 17, 2025, the plaintiffs filed notices informing the court that the parties had reached an agreement in principle to settle all claims and anticipate dismissing the cases following the settlement documentation process. The settlement in principle does not require any payment by the Company or the other defendants. If the settlement is not consummated, the Company and its officers and directors intend to vigorously defend themselves in the litigation.
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
On October 2, 2023, the Lead Plaintiffs filed a Consolidated Class Action Complaint against the Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer, Murray T. Holland, Timothy L. Evans, David H. de Weese, Roy W. Bailey, David F. Chavenson, and Whitley Penn LLP, alleging Securities Act violations arising out of the Offering. The complaint alleges that the individual defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act, and further alleges that the Company violated Section 15 of the Securities Act. The Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer (the “Ben Individual Defendants”) filed a motion to dismiss the complaint on November 7, 2023. On January 4, 2024, defendants Murray Holland, Tim Evans, Roy Bailey, Whitley Penn, David Chavenson and David H. de Weese filed motions to dismiss. The Lead Plaintiffs’ responded to the various motions to dismiss on February 20, 2024, and the defendants (other than Whitley Penn) filed replies in support of the motions to dismiss on March 21, 2024. On October 24, 2024, the court granted defendants’ motions to dismiss and dismissed the claims without prejudice. The Lead Plaintiffs filed an amended complaint on November 14, 2024. On December 26, 2024, the Lead Plaintiff, the Company, and other defendants filed a motion informing the court that they had reached an agreement in principle to settle the claims on a class-wide basis. The Lead Plaintiff has not yet filed a motion for preliminary approval. The settlement in principle does not require any payment by the Company or its affiliates and officers and directors, and it would resolve both the Adversary Proceeding referenced above and the securities class action. If the settlement is not approved, the Company intends to vigorously defend itself in the litigation.
This litigation (and related litigation against other parties that is not part of the pending settlement) can subject us and certain of our directors to substantial costs and divert resources and the attention of management from our business. If these claims are successful, our business could be seriously harmed. Even if the claims do not result in protracted litigation or are resolved in our favor and the favor of our directors, the time and resources needed to resolve such claims could divert our management’s resources and adversely affect our business.
The settlement in principle of the LT Complaint utilizes substantially all of the amount of insurance coverage available to the Company on certain continuing legal matters. Therefore, ongoing defense costs and, to the extent there are any, awards against the Company associated with these legal matters will be borne by the Company. Prior to the settlement in principle of the LT Complaint, the substantial majority of the defense costs related to these certain continuing legal matters, were covered under the terms of our directors and officers insurance policies.
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
YWCA Action
On December 6, 2024, Young Women’s Christian Association of Rochester and Monroe County (“YWCA”) filed a derivative and class action lawsuit in the Delaware Court of Chancery against Hatteras Funds, LP and Hatteras Investment Partners, LP (together, “HIP”); Hatteras Master Fund, L.P. and Hatteras Core Alternatives TEI Institutional Fund (the “TEI Institutional Fund,” and together with Hatteras Master Fund, L.P., the “Funds”); various current or former officers and directors of the Funds (David B. Perkins, H. Alexander Holmes, Steven E. Moss, Gregory S. Sellers, and Thomas Mann) (collectively, the “Director Defendants,” and together with HIP, the “Hatteras Defendants”); and Beneficient and Bradley K. Heppner (the “Ben Defendants”). YWCA, as a unitholder of the TEI Institutional Fund, asserts claims against the Hatteras Defendants for breach of fiduciary duty, breach of contract, and unjust enrichment arising from a plan to liquidate the Funds that involved a transaction with the Company. YWCA also asserts claims against the Ben Defendants for fraud, aiding and abetting breach of fiduciary duty, and unjust enrichment in connection with this transaction.
On January 10, 2025, the Hatteras Defendants and Mr. Perkins filed a Notice of Removal, removing the action to the United States District Court of the District of Delaware (the “District Court”) pursuant to the Class Action Fairness Act, 28 U.S.C. § 1453(b), and 28 U.S.C. § 1332(d), which provides for federal jurisdiction over certain class action lawsuits. On January 28, 2025, YWCA filed an amended complaint, which continues to assert the derivative claims asserted in its original complaint (Counts I-VII) but no longer asserts the class action claim (formerly Count VIII). As a result, the parties entered into a stipulation remanding the case to the Court of Chancery for all further proceedings, which was entered by the District Court on February 5, 2025. On February 6, 2025, the parties filed a Joint Stipulation and [Proposed] Order Setting Time to Respond to Amended Complaint in the Court of Chancery, which provides that the deadline for defendants to answer, move, or otherwise respond to the Amended Complaint is March 3, 2025. The Company and Mr. Heppner intend to vigorously defend against these claims.
18.    Supplemental Cash Flow Information
Cash paid for taxes for the nine months ended December 31, 2024 and 2023 was de minimis. Cash paid for interest for the nine months ended December 31, 2024 and 2023, was $2.1 million and $0.4 million, respectively.
Supplemental disclosure of noncash investing and financing activities include:
Nine Months Ended December 31, 2024:
–$160.5 million reclass of BCH Preferred A.0 from temporary equity to permanent equity.
–$13.3 million accrual for BCH Preferred A.0 guaranteed payment.
–$1.2 million settlement of liability for issuance of Class A common stock.
–$0.5 million of distributions payable to the Charitable Beneficiaries.
–$1.4 million issuance of Series B-5 preferred stock in connection with recent financings.
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
–$37.6 million issuance of Series B-1 preferred stock in connection with recent financings.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of financial condition and that are shown in the consolidated statements of cash flows:

	December 31, 2024	March 31, 2024
Cash and cash equivalents	$4,149	$7,913
Restricted cash	52	64
Total cash, cash equivalents and restricted cash	$4,201	$7,977

19.    Subsequent Events
The Company has evaluated subsequent events through the date the financial statements were available to be issued, and determined that there have been no events, other than those disclosed below, that have occurred that would require adjustments to our disclosures in the consolidated financial statements.
Potential Future Goodwill Impairment
Through the date of this report, the Company has experienced a significant sustained decline in the price of its common stock from the values at December 31, 2024 of $0.75. A significant sustained decline in our common stock and related market capitalization has in the past been, and in the future may be, a potential indicator that a portion of our remaining goodwill is impaired and may require a quantitative impairment assessment of the Company’s assets, including goodwill and intangible assets, which may result in an additional impairment charge in a future period. While management cannot predict if or when additional future goodwill impairments may occur, additional goodwill impairments could have material adverse effects on the Company’s financial condition, operating income, net assets, and/or the Company’s cost of, or access to, capital.
Nasdaq Continued Listing Notice
On January 13, 2025, the Company received a letter from the Listing Qualifications Department of Nasdaq notifying the Company that, for the previous 30 consecutive business days, the closing bid price for the Company’s Class A common stock had been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). This notice has no effect at this time on the Class A Common Stock, which continues to trade on The Nasdaq Capital Market under the symbol “BENF”.
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until July 14, 2025 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. If, at any time before the Compliance Date, the bid price for the Class A Common Stock closes at $1.00 or more for a minimum of 10 consecutive business days, the Staff will provide written notification to the Company that it has regained compliance with the Bid Price Requirement (unless the Staff exercises its discretion to extend the 10-day period).
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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with “Cautionary Note Regarding Forward-Looking Statements,” and the accompanying consolidated financial statements and notes thereto of Beneficient (f/k/a The Beneficient Company Group, L.P.) set forth in Part I, Item I of this Quarterly Report on Form 10-Q and our March 31, 2024 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 9, 2024 (“Annual Report”). This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Except as otherwise required by the context, references to the “Company,” “Ben,” “we,” “us,” “our,” and “our operating subsidiaries,” are to Beneficient, a Nevada corporation and its consolidated subsidiaries (but excluding the Customer ExAlt Trusts as defined below). References to “BCG,” “Ben,” “we,” “us,” “our,” and similar terms, prior to the effective time of the Conversion, refer to the registrant when it was a Delaware limited partnership and such references following the effective time of the Conversion, refer to the registrant in its current corporate form as a Nevada corporation called “Beneficient.” All references to “Beneficient” refer solely to Beneficient, a Nevada corporation, “BCG” refer solely to The Beneficient Company Group, L.P., and all references to “BCH” refer solely to Beneficient Company Holdings, L.P., a subsidiary of Beneficient.
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
Our Ben Liquidity and Ben Custody business segments, which relate to our current operating subsidiaries that are owned by the holders of equity in the Company (including BCH), recognize revenue through (i) interest income on ExAlt Loans made to the Customer ExAlt Trusts in connection with our liquidity transactions for Customers, (ii) fee income billed at closing, but recognized as revenue ratably over the expected life of the alternative asset, for each liquidity transaction with Customers for services including access to and use of the AltAccess platform, transfer of the alternative assets, and delivery of the consideration to the client, and (iii) recurring fee income recognized each period for providing services including trustee, custody, and trust administration of the Customer ExAlt Trusts while they hold investments. Ben Liquidity and Ben Custody revenue recognized for the three and nine months ended December 31, 2024 and 2023 is as follows:
a.Ben Liquidity recognized $11.3 million and $11.3 million in interest income during the three months ended December 31, 2024 and 2023, respectively. For the nine months ended December 31, 2024 and 2023, Ben Liquidity recognized interest income of $34.1 million and $36.3 million, respectively.
b.Ben Custody recognized $5.4 million and $5.9 million in trust services and administration revenues during the three months ended December 31, 2024 and 2023, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods. For the nine months ended December 31, 2024 and 2023, Ben Custody recognized trust services and administration revenues of $16.2 million and $19.0 million, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods.
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

(in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Operating income (loss)*
Ben Liquidity	$(2,853)	$(606,405)	$(462)	$(1,781,521)
Ben Custody	3,507	(267,995)	9,123	(538,840)
Corporate & Other	(8,935)	(20,217)	18,730	(94,532)
Loss on extinguishment of debt, net (intersegment elimination)	—	(3,940)	—	(3,940)
Gain on liability resolution	—	—	23,462	—
Income tax expense	(713)	(75)	(741)	(75)
Net loss attributable to noncontrolling interests – Ben	4,844	360,695	15,098	401,985
Noncontrolling interest guaranteed payment	(4,489)	(4,229)	(13,268)	(12,501)
Net income (loss) attributable to common shareholders	$(8,639)	$(542,166)	$51,942	$(2,029,424)
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
First Amendment to the Ninth Amended and Restated Limited Partnership Agreement of BCH
On September 30, 2024, Ben LLC in its capacity as the sole general partner of BCH, entered into and adopted the First Amendment to the BCH A&R LPA in order to, among other things, effect (i) the redesignation of fifty percent (50%) of the aggregate capital account balances in the BCH Preferred Series A Subclass 0 Unit Accounts as non-redeemable Preferred A.0 Accounts (such redesignated portion, the “Preferred A.0 Non-Redeemable Accounts”) and (ii) the remaining fifty percent (50%) of the capital account balances in the Preferred A.0 Accounts to remain redeemable (such remaining Preferred A.0 Accounts being the “Preferred A.0 Redeemable Accounts”), with the amendment and redesignation being applicable to all holders of the Preferred A.0 Accounts (the foregoing being referred to as the “Redesignation”). As a result of the Redesignation, approximately $125.5 million of temporary equity was reclassified to permanent equity as of September 30, 2024. Also, on November 21, 2024, an additional $35.0 million was redesignated to BCH Preferred A.0 Non-Redeemable and as such is included in permanent equity as of December 31, 2024.
Standby Equity Purchase Agreement
On June 27, 2023, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”).
On each of November 18, 2024, November 27, 2024 and January 8, 2025, Yorkville purchased 3,274,000, 75,000 and 73,100 shares of Class A common stock, respectively, for prices of $1.57, $1.21 and $0.78 per share, respectively, pursuant to the terms of the SEPA.
Recent Financings
On December 31, 2024, Ben Liquidity entered into agreements to finance liquidity transactions related to a primary capital transaction with respect to a limited partner interest in an investments fund with a NAV of $1.4 million. Pursuant to such transaction, the Customer ExAlt Trusts acquired the limited partnership, and in exchange for such interest, the customer received 136,193 shares of the Company’s Series B-5 Resettable Convertible Preferred Stock, par value $0.001 per share (the “Series B-5 preferred stock”), with such Series B-5 preferred stock being convertible into shares of the Company’s Class A common stock. Each share of the Series B-5 preferred stock is convertible at the election of the holder into shares of the Class A common stock initially at a conversion price of $0.694 per share, which is only subject to customary adjustments and is otherwise fixed. A maximum of 1,962,435 shares of Class A common stock may be issued upon conversion of the Series B-5 preferred stock.
Recent Equity Issuances
On October 9, 2024; November 15, 2024; December 12, 2024, and January 9, 2025, respectively, the Company issued 4,175; 6,164; 9,517 and 10,929 shares of Class A common stock of the Company to a consultant of the Company. The issuance of the Class A common stock pursuant to these transactions was not registered under the Securities Act and each was issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

On each of November 18, 2024; November 27, 2024 and January 8, 2025; Yorkville purchased 3,274,000; 75,000, and 73,100 shares of Class A common stock for prices of $1.57; $1.21 and $0.78 per share, respectively, pursuant to the terms of the SEPA. Sales proceeds for these equity sales under the terms of the SEPA were approximately $5.3 million during the period of October 1, 2024 through February 7, 2025. Such issuances were in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.
Securities Purchase Agreement
On August 6, 2024, the Company, entered into a securities purchase agreement (the “Purchase Agreement”) with Yorkville, in connection with the issuance and sale by the Company of convertible debentures (the “Convertible Debentures”) issuable in an aggregate principal amount of up to $4.0 million, which are convertible into shares of the Company’s Class A common stock (as converted, the “Conversion Shares”). Yorkville purchased and the Company issued $2.0 million in aggregate principal amount of Convertible Debentures upon the signing the Purchase Agreement (the “First Closing”). Additionally, on November 13, 2024, the Company issued an additional $2.0 million in aggregate principal amount of Convertible Debentures for proceeds of approximately $1.8 million (the “Second Closing”). Contemporaneously with the execution and delivery of the Purchase Agreement, certain of the Company’s subsidiaries entered into a global guaranty agreement in favor of Yorkville with respect to the Company’s obligations under the Purchase Agreement, the Convertible Debentures and the Yorkville Warrants (as defined below).
The Convertible Debentures do not bear interest, subject to a potential increase to 18.0% per annum (or the maximum amount permitted by applicable law) upon the occurrence of certain events of default. The Convertible Debentures mature on February 6, 2025 and resulted in gross proceeds to the Company of approximately $3.6 million. The Convertible Debentures were issued at an original issue discount of 10%. The Company is required to make monthly cash payments of principal in the amount of $1.3 million (or such lesser amount as may then be outstanding) plus all accrued and unpaid interest as of such payment. Such payments commenced 30 days after the Second Closing and will continue on a monthly basis thereafter until the Convertible Debentures are repaid in full, subject to certain conditions as described in the Convertible Debentures.The Convertible Debentures were fully repaid by the February 6, 2025 maturity date.
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

Pursuant to the Stockholders’ Equity Notice and the Listing Rules of Nasdaq, Nasdaq provided the Company with 45 calendar days, or until August 30, 2024, to submit a plan to regain compliance with the Minimum Stockholders’ Equity Requirement. On August 30, 2024, the Company timely submitted a plan to the Staff to regain compliance with the Minimum Stockholders’ Equity Requirement. On November 25, 2024, Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC confirming that the Company had regained compliance with the Minimum Stockholders’ Equity Requirement, after giving pro forma effect to the (i) redesignation of approximately $35 million of BCH Preferred Series A Subclass 0 Unit Accounts into non-redeemable BCH Preferred Series A Subclass 0 Unit Accounts and (ii) the Company’s sale of 3,274,000 shares of its Class A common stock to Yorkville on November 15, 2024, for aggregate consideration of approximately $5.1 million, pursuant to the SEPA, which resulted in pro forma stockholders’ equity of $26.9 million as of September 30, 2024. However, if the Company fails to evidence compliance with the Minimum Stockholders’ Equity Requirement upon filing its next periodic report it may be subject to delisting. At that time, the Staff will provide written notification to the Company, which may then appeal Staff’s determination to a Nasdaq Hearings Panel. In this Quarterly Report on Form 10-Q, we report permanent equity amounts greater than the Minimum Stockholders’ Equity Requirement. The Stockholders’ Equity Notice had no immediate impact on the listing of the Class A common stock, which continues to be listed and traded on Nasdaq under the symbol “BENF,” subject to the Company’s compliance with the other listing requirements of Nasdaq. Although the Company intends to use all reasonable efforts to maintain compliance with the Minimum Stockholders’ Equity Requirement, there can be no assurance that the Company will be able to maintain compliance with the Minimum Stockholders’ Equity Requirement or that the Company will otherwise be in compliance with other applicable Nasdaq listing criteria in the future.
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
On July 25, 2024, the Company received a notice from Nasdaq (the “Audit Committee Notice”) confirming that the Company was no longer in compliance with Nasdaq’s audit committee composition requirements as set forth in Nasdaq Listing Rule 5605, which requires that the audit committee of a listed company be comprised of at least three “independent directors” (as defined in Nasdaq Listing Rule 5605(a)(2)). Pursuant to Nasdaq Listing Rule 5605(c)(4), the Company relied on the cure period to reestablish compliance with Nasdaq Listing Rule 5605. The cure period is generally defined as until the earlier of the Company’s next annual meeting of stockholders or July 21, 2025. If the Company’s next annual meeting of stockholders is held before January 15, 2025, then the Company must evidence compliance no later than January 15, 2025.
On September 30, 2024, Patrick J. Donegan was appointed to the Board as an independent director and a member of the Audit, Products and Related Party Transactions, Credit and Enterprise Risk committees of the Board. On November 21, 2024, Karen J. Wendel was appointed to the Board as an independent director and member of the Audit committee of the Board. On November 25, 2024, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC confirming that, following the appointment of Ms. Wendel to the Board and the Audit committee, the Company had regained compliance with the audit committee composition requirements set forth in the Nasdaq Listing Rule 5605. The Audit Committee Notice had no immediate impact on the listing of the Class A common stock, which continued to be listed and traded on Nasdaq under the symbol “BENF,” during the period from the receipt of the Audit Committee Notice on July 25, 2024 until the receipt of the letter on November 25, 2024 confirming that compliance with audit committee composition requirements had been regained.
On January 13, 2025, we received a letter from the Nasdaq Staff notifying the Company that, for the previous 30 consecutive business days, the closing bid price for the Company’s Class A common stock had been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market under the Bid Price Requirement. This most recent notice has no effect at this time on the Class A Common Stock, which continues to trade on The Nasdaq Capital Market under the symbol “BENF”.
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until July 14, 2025 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. If, at any time before the Compliance Date, the bid price for the Class A Common Stock closes at $1.00 or more for a minimum of 10 consecutive business days, the Staff will provide written notification to the Company that it has regained compliance with the Bid Price Requirement (unless the Staff exercises its discretion to extend the 10-day period).
Purchase Agreement with Mercantile Bank International Corp.
On December 4, 2024, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”), by and among the Company, Beneficient Capital Company Holdings, L.P., a subsidiary of the Company (“BCC Holdings”), Mercantile Bank International Corp. (“MBI”) and Mercantile Global Holdings, Inc., (“MGH” and, together with MBI, the “Sellers”), pursuant to which, BCC Holdings agreed to purchase from MGH all of the issued and outstanding shares of capital stock of

MBI (the “MBI Shares”) upon the terms and subject to the conditions set forth in the Purchase Agreement (such transaction, the “Acquisition”). As consideration for the Acquisition, the Company will issue at closing of the Acquisition (the “Closing”) to Galaxy Digital Ventures LLC (“Galaxy”), pursuant to the Galaxy Release (as defined and described below), consideration equal to $1.5 million consisting of a combination of up to approximately 1.65 million shares of the Company’s Class A common stock (such shares, the “Consideration Shares”) and cash.
The obligations of the parties to consummate the Acquisition are subject to the satisfaction or waiver of certain customary closing conditions, including, among other things, (i) the Company and BCC Holdings having received all required authorizations, consents, and approvals of all required Governmental Entities (as defined in the Purchase Agreement) and (ii) the Office of the Commissioner of Financial Institutions of Puerto Rico providing final written approval of the Acquisition such that BCC Holdings may operate the Business (as defined in the Purchase Agreement) following the Closing.
In connection with the Purchase Agreement, on December 4, 2024, the Company also entered into a services agreement (the “Services Agreement”), pursuant to which MGH, as an independent contractor, agreed to provide certain services to BCC Holdings, including, among other things, provision of professional, managerial, and administrative staffing, office services, and other administrative support. In exchange for such services, the Company will make certain cash payments and issue shares of its Class A common stock (such shares, the “Services Agreement Shares”). The issuance of the Consideration Shares and the Services Agreement Shares is subject to the terms and conditions of both the Galaxy Release and the Services Agreement including a 19.99% issuance cap, such that no more than approximately an aggregate of 2.1 million shares of Class A common stock are issuable under the Purchase Agreement, the Services Agreement and the Galaxy Release.
On December 4, 2024, the Company also entered into a Security & Guarantee Release Agreement (the “Galaxy Release”), by and among the Company, the Sellers, and Galaxy, which provides that, conditioned and effective upon the Closing, Galaxy has agreed that, among other things, MBI will automatically be released and discharged from any liability arising out of or related in any way to the Galaxy Loan and the Galaxy Debt Documents (each as defined in the Galaxy Release) or otherwise existing immediately prior to the Closing (the “Debt Obligations”), (ii) Galaxy will not look to the Company, BCC Holdings, or MBI to fulfill, satisfy, or pay the Debt Obligations, and none of the parties will be subject to any liability in connection with the Debt Obligations.
The Galaxy Release also provides for (i) customary registration rights with respect to the Consideration Shares, subject to certain conditions and limitations, and (ii) execution and delivery of a lock-up agreement, pursuant to which Galaxy will be restricted from selling or transferring the Consideration Shares until, with respect to fifty percent (50%) of the Consideration Shares, on the date that is 180 days following the Closing and, with respect to the remaining fifty percent (50%), on the date that is 360 days following the Closing, subject to certain conditions.
Proposed Transactions to Revised BCH Liquidation Priority
On December 22, 2024, the Company entered into a Master Agreement, by and among the Company, BCH, Beneficient Company Group, L.L.C. (“Ben LLC”), Beneficient Management Partners, L.P. (“BMP”) and Beneficient Holdings, Inc. (“BHI” and such agreement, the “Master Agreement”), pursuant to which the holders of preferred equity of BCH agreed, among other things, to amend the governing documents of BCH to allow the Company’s public company stockholders to share in the liquidation priority currently reserved only for the Preferred Equity.
Closing of the proposed transactions contemplated by the Master Agreement is subject to, among other things, (i) execution and delivery of each of the transaction documents specified in the Master Agreement (collectively, the “Transaction Documents”), (ii) approval from the Company’s stockholders of an amendment to the Company’s articles of incorporation (the “Charter” and such amendment, the “Charter Amendment”) to increase the number of authorized shares of Class B common stock and approval, for purposes of Nasdaq Listing Rule 5635, of the issuance of Class B common stock pursuant to the Transaction Documents, (iii) approval of the partners of BCH as necessary with respect to the proposed transactions and the Transaction Documents and (iv) the Company’s submission of a Listing of Additional Shares Notification Form with Nasdaq with respect to the additional shares of Class A common stock issuable with respect to the Subclass 4 FLP Unit Accounts of BCH (“FLP-4 Unit Accounts”) and Class B common stock issuable pursuant to the Transaction Documents, and Nasdaq shall not have objected to such issuances.
The Master Agreement provides for the adoption of the Tenth Amended and Restated Limited Partnership Agreement of BCH (the “Tenth A&R BCH LPA”), which would provide for, among other things, (i) amendments to the liquidation provisions to provide the Company’s public company stockholders, through the Company’s indirect interest in BCH, would receive preferential treatment in the event of a liquidation of BCH in an amount equal to 10% of the first $100 million distributed to equity holders of BCH and 33.3333% of the net asset value (the “Closing NAV”) of up to $5 billion of alternative assets added to the Company’s consolidated balance sheet on or after December 22, 2024, in connection with the Company’s ordinary course liquidity business, (ii) modifications to the existing limitations on the conversion of BCH Preferred A.1 held by BHI through December 31, 2027 such that (a) on the date that is 60 days following the closing of the proposed transactions, BHI would have the right to convert a portion of its BCH Preferred A.1 in an amount up to $10 million, less the amount of any Conditional Payment (as defined below), and (b) after the Closing NAV of the certain transactions by the ExchangeTrust (the “ExchangeTrust Transactions”) exceeds $100 million, BHI would have the ability to convert additional BCH Preferred A.1 subject to certain limitations and the Company’s right to pay cash in the amount of the BCH Preferred A.1 to be converted in lieu of such conversion, (iii) the establishment and issuance of the Subclass FLP-4 Unit Accounts of BCH (“FLP-4 Unit Accounts”) in connection with the BFF Customer Transactions (as defined below) with the effect that BHI, as the holder of Subclass 1 FLP Unit Accounts of BCH (“FLP-1 Unit Accounts”), and BMP, as the holder of the Subclass 2 FLP Unit Accounts of BCH (“FLP-2 Unit Accounts”), would forego the right to receive up to $400 million of equity in BCH that is exchangeable into shares of the common stock of the Company for the benefit of certain Customers (as defined below), (iv) certain amendments to conform to the amendments to the Compensation Policy (as defined below) and the terms of the FLP-1 Account Side Letter (as defined below) and address accrued but unallocated returns with respect to the FLP-1 Unit Accounts and the FLP-2 Unit Accounts, (v) a requirement that no new general partner may be admitted to BCH and that Ben LLC may not transfer its units in BCH or otherwise withdraw from being the general partner of BCH without the prior approval on a class by class basis of the holders of at least 51% of the capital account balances of each of the BCH Class A Units; the BCH Class S Ordinary Units and the BCH Class S Preferred Units voting together as a single class (together with the Class S Ordinary Units, the “BCH Class S Units”), and the BCH Preferred A.0 and BCH Preferred A.1, voting together as a single class and (vi) certain amendments with respect to the exchange of BCH Class S Ordinary Units. Additionally, the Tenth A&R BCH LPA would require BCH to make a payment on amounts contractually or otherwise currently owed to BHI or its affiliates in an amount equal to $5 million (the “Conditional Payment”) if, on the date that is 60 days following the closing of the proposed transactions, the Audit Committee of the Board determines that the Conditional Payment would not be materially adverse to the assessment of the Company’s ability to continue as a “going concern” for financial reporting purposes.
In exchange for entering into the Master Agreement and consenting to the Tenth A&R BCH LPA, BHI, Hicks Holdings Operating, LLC and Bruce W. Schnitzer (collectively, the “Class B Holders”) would execute a consent agreement and would receive, subject to the consummation of the proposed transactions, shares of Class B common stock in an amount such that, immediately following the issuance, the Class B Holders would hold, collectively, 42.67% of the total combined voting power (on a fully diluted basis with respect to securities of the Company) of the Class A common stock and Class B Common Stock. Additionally, following the consummation of the proposed transactions and until the Closing NAV equals $3 billion, the Class B Holders will be entitled to additional securities in connection with the closing of ExchangeTrust Transactions in which the Company issues voting securities, or securities convertible into voting securities (such shares, the “Subsequent Class B Shares” and together with the Initial Class B Shares, the “Restricted Class B Shares”). The Restricted Class B Shares would carry full voting rights but would be subject to mandatory redemption by the Company at $0.001 per share upon any liquidation of the Company, immediately prior to any transfer of beneficial ownership of such Restricted Class B Shares by the holder thereof (other than to permitted estate planning transferees who agree to the same restrictions), immediately prior to any conversion of the Restricted Class B Shares, immediately prior to the sale, merger, or other liquidity event involving the Company or substantially all of its business. Further, the Class B Holders shall each irrevocably waive and disclaim of the right to receive dividends, distributions, or other economic benefits of any kind with respect to the Restricted Class B Shares, whether such dividends or distributions are paid in cash, property, or stock.
The Master Agreement provides that the Company would adopt an amended and restated Compensation Policy (the “A&R Compensation Policy”) and that Company would enter into a letter agreement with BHI (the “FLP-1 Account Side Letter”). The A&R Compensation Policy together with the FLP-1 Account Side Letter would provide for, among other things, clarifications relating to the administration of allocations and issuances of BCH Class S Ordinary Units upon carrying value adjustments to holders of FLP-1 Unit Accounts, which is held by BHI, and FLP-2 Unit Accounts, which is held by BMP for the benefit of the directors, officers and employees of the Company and its affiliates. Pursuant to the FLP-1 Account Side Letter and the A&R Compensation Policy, all carrying value adjustments resulting from the Company’s previous business combination and certain other transactions through the closing will result in the issuance of BCH Class S Ordinary Units to the holders of FLP-1 Unit Accounts and FLP-2 Unit Accounts upon the closing of the proposed transactions. Additionally, the A&R Compensation Policy would provide that, going forward, the limitations set forth therein will (i) continue to apply to issuances of BCH Class S Units upon certain allocations to FLP-2 Unit Accounts, and (ii) not apply to issuances of BCH Class S Units upon certain allocations to the FLP-1 Unit Accounts, although all or a portion of the BCH Class S Units issued with respect to the FLP-1 Unit Accounts will be restricted in their conversion rights. The FLP-1 Account Side Letter further clarifies the rights and restrictions of BHI with respect to certain BCH Class S Units held by BHI and certain additional BCH Class S Units that may be issuable to BHI as a result of future adjustments or allocations under the BCH LPA.
Pursuant to the FLP-1 Account Side Letter, the parties thereto would agree that, among other things, (i) BCH would make certain allocations of adjustments under the Tenth A&R BCH LPA and allocations to BMP in the amounts set forth in the FLP-1 Account Side Letter, (ii) BHI would be entitled to receive additional BCH Class S Units in the event that additional allocations are made under the Tenth A&R BCH LPA, (iii) BHI would agree that, without the prior written consent of the

Company’s Products and Related Party Transactions Committee, it would only exchange certain unrestricted BCH Class S Units for shares of Class A common stock, and (iv) BHI would be entitled to receive additional unrestricted BCH Class S Units upon the occurrence of certain enumerated events set forth in the FLP-1 Account Side Letter.
The Master Agreement contemplates that in the proposed transactions, BCH would issue newly established FLP-4 Unit Accounts to one or more customers of the Company or its affiliates (the “Customers”) pursuant to the terms of a subscription agreement, by and among the applicable Customer, BCH and Ben LLC (the “Subscription Agreement”), under certain circumstances (the “BFF Customer Transactions), and in the event Customers are offered the FLP-4 Unit Accounts pursuant to the Subscription Agreement and determine to not participate in the BFF Customer Transactions, the FLP-4 Unit Accounts not issued to any Customers will be issued to the Company in lieu of being issued to the applicable Customer. The FLP-4 Unit Accounts would be entitled to receive in accordance with the Tenth A&R BCH LPA, on a pro rata basis, 100% of the carrying value adjustments until the earliest of an amount equal to $400 million had been allocated to the FLP-4 Unit Accounts or the date which is four years following the closing of the proposed transactions. The form Subscription Agreements provide for certain release by the Customers subject to the terms of the applicable Subscription Agreement.
The Master Agreement provides for an amendment to the Stockholders Agreement, dated June 6, 2023, by and among the Company and the Class B Holders, which would revise certain provisions related to the Class B Common Stock designation rights to clarify that Class B Common Stock designees may be appointed, removed and replaced only by the holders of Class B Common Stock.
The Master Agreement also provides for a waiver of the guaranteed payment payable to the holders of the BCH Preferred A.0 and the execution of a waiver of payment agreement to be entered into by and among BHI and BCH, pursuant to which BHI, as the holder of the majority in interest of the BCH Preferred A.0 would waive the right to receive the Guaranteed Series A-0 Payment (as defined in the Tenth A&R BCH LPA) until November 15, 2025; provided that any such Guaranteed Series A-0 Payment may be made prior to November 15, 2025 if the Audit Committee of the Board determines it would not be materially adverse to the Company’s “going concern” financial statement assessment.
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
–Volatility in the price of our Class A common stock. The price of our Class A common stock may impact our ability to enter into liquidity transactions with our Customers. If our stock price declines, our potential Customers may be less likely to engage with us and accept our Class A common stock, or securities convertible into our Class A common stock, in exchange for their alternative assets. Furthermore, a significant sustained decrease in our stock price has in the past been an indicator, and in the future may indicate, that impairment is present and may require a quantitative impairment assessment of our assets including goodwill and intangible assets. Any such future impairment charges for goodwill may reduce our overall assets and may result in a change in the perceived value of the Company and ultimately may be reflected as a reduction in the market price of our securities. Additionally, we have begun to enter into financings in which the Customer ExAlt Trusts use our Class A common stock or convertible preferred stock as consideration to meet capital calls or make other capital contributions in alternative asset funds, which in turn hold such securities as an investment. Volatility, either positively or negatively, in the price of our Class A common stock may have a compounding effect on our consolidated investment income and cause further decreases in our stock price in the event our securities comprise a significant portion of such alternative asset funds’ aggregate assets.
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
We continue to evaluate the impact of the ongoing Russia-Ukraine conflict, Israel-Hamas conflict and other items, such as inflation, rising interest rates, changes in regulatory requirements and tariffs, and assess the impact on financial markets and our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of new liquidity transactions with our customers.
Factors Affecting the Comparability of Our Financial Condition and Results of Operations
In addition to the items mentioned above in the “Recent Developments” section, our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, primarily for the following reasons:
–Utilization of Derivative Instruments to Manage Risk. From time to time, Ben manages its exposure to market risks by utilizing various forms of derivative instruments to limit exposure to changes in the relative values of investments that may result from market developments. In September 2023, all put options that were held by Ben were sold, including the portion of the put options that were attributable to the third party involved in the loan participation transaction. No additional derivative instruments have been purchased since September 2023. For the nine months ended December 31, 2023, Ben has recognized losses of $3.0 million on the put options, of which approximately $2.0 million is attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction. As the Company did not have any put options or other similar instruments during the quarter ended December 31, 2024, there are no comparable gains or losses in the current period.
–Bankruptcy of GWG Holdings. On August 1, 2023 (the “Effective Date”), the plan of reorganization of GWG Holdings was declared effective. On the Effective Date, all securities previously issued by GWG Holdings were cancelled and converted to interests in the GWG Wind Down Trust. As of December 31, 2024, Ben held 0.8 million interests of Series A1 and 2.5 million interests of Series E of the GWG Wind Down Trust, and the Customer ExAlt Trusts held 82.0 million, 14.5 million, and 9.8 million interests of Series A1, Series A2, and Series E, respectively, of the GWG Wind Down Trust. These interests are accounted for at fair value, with unrealized gains (losses) recognized in earnings in the gain (loss) on financial instruments, net line item of the consolidated statements of comprehensive income (loss). Fair value is calculated using quoted prices for similar instruments observed in the equity capital market and is classified as a Level 2 investment in the fair value hierarchy. Since the GWG Wind Down Trust’s primary asset is its investment in the Class A common stock of Ben, the Company’s Class A common stock quoted market price is the underlying asset. Prior to the Effective Date, Ben held 2.5 million shares of GWG Holdings common stock and the Customer ExAlt Trusts held 9.8 million shares of GWG Holdings common stock and L Bonds due 2023 of GWG Life, LLC, a Delaware limited liability company and wholly-owned subsidiary of GWG Holdings (“GWG Life”) with an aggregate principal amount of $94.8 million (“L Bonds”). The investment in GWG Holdings’ common stock was accounted for at fair value with changes in fair value recognized in earnings. The investment in L Bonds was accounted for as an available-for-sale debt security, with unrealized gains (losses)

recognized in accumulated other comprehensive income (loss). During the nine months ended December 31, 2024 and 2023, the Company has recognized net losses of nominal and $1.3 million, respectively, related to its interests in the GWG Wind Down Trust (or GWG Holdings, as applicable), and the Customer ExAlt Trusts recognized net losses of $0.5 million and $62.9 million, respectively, related to its interest in the GWG Wind Down Trust (or GWG Holdings, as applicable), all of which is reflected in the consolidated statements of comprehensive income (loss). As of December 31, 2024, the fair value of Ben’s interest in the GWG Wind Down Trust was nominal and the fair value of the Customer ExAlt Trusts’ interest in the GWG Wind Down Trust was nominal. On the Effective Date, the shared services agreement by and between Ben and GWG Holdings (the “Shared Services Agreement”) was terminated and all receivables and related allowances owed to Ben under the Shared Services Agreement were written off.
–Vesting of performance based awards. Certain of our restricted equity units were granted with a performance-based condition. The performance condition was met upon public listing in June 2023 and expense for vested units was recognized during the three months ended June 30, 2023. The recognition of the remaining compensation cost will be recognized over the remaining vesting period. Total recognized compensation cost related to these awards was $0.2 million and $1.0 million for the three and nine months ended December 31, 2024, respectively, and $0.5 million and $8.9 million for the same periods of 2023, respectively. Total unrecognized compensation cost related to these awards was approximately $1.0 million as of December 31, 2024. During the nine months ended December 31, 2024, approximately $2.4 million of compensation cost, which is the full grant date fair value of the RSUs, was recognized for awards to three employees. The awards do not require continuing employment by the individuals.
–Goodwill Impairment. Goodwill is tested for impairment at least annually and, more frequently between annual tests, whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. Subsequent to the public listing on June 8, 2023, and through December 31, 2024, the Company has experienced a significant sustained decline in the price of its Class A common stock and its related market capitalization. We believe that these factors indicated that the fair value of our reporting units had more likely than not fallen below their carrying values during the relevant periods in fiscal 2024 and in the first three quarters of fiscal 2025. As a result, during fiscal 2024, we wrote the carrying value of the Ben Liquidity, Ben Custody, Ben Insurance, and Ben Markets reporting units, as applicable, down to their estimated fair values and recognized cumulatively during fiscal 2024 a non-cash goodwill impairment charge of $2.4 billion, including $1.1 billion, $306.7 million, and $883.2 million of non-cash goodwill impairment at the Ben Liquidity and Ben Custody reporting units during the quarters ended June 30, 2023, September 30, 2023 and December 31, 2023, respectively. Further, management performed interim impairment tests of goodwill as of June 30, 2024, September 30, 2024 and December 31, 2024, and determined that additional non-cash goodwill impairment occurred resulting in $3.4 million, $0.3 million, and nil, respectively, at the Ben Custody and Ben Markets reporting units. Total goodwill remaining as of December 31, 2024 is $9.9 million.
–Termination of Customer ExAlt Trust Loan Payable. On October 18, 2023, all obligations owed under the Customer ExAlt Trust loan payable were repaid by transferring $56.7 million of alternative assets. The payoff of the Customer ExAlt Trust Loan Payable was accounted for as a debt extinguishment in accordance with ASC 470, Debt, during the quarter ended December 31, 2023. The financial statements included in this Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2023 reflect changes in the fair value of the alternative assets, through October 18, 2023, ultimately transferred to settled the ExAlt Trust loan payable as well as interest expense associated with the ExAlt Trust loan payable whereas current fiscal year financial statements would not have any such activity associated with the transferred alternative assets or the ExAlt Trust loan payable.
–Resolution of certain liabilities. During the nine months ended December 31, 2024, the Company released approximately $23.5 million of liabilities based on the execution of letter agreements with the counterparties releasing the Company of such liabilities. The release of the $23.5 million in liabilities resulted in the recognition of a gain that is reflected in the (gain) loss on liability resolution line item of the consolidated statements of comprehensive income (loss) for the nine months ended December 31, 2024. There were no such similar amounts included in the same periods in the prior year. Approximately $19.2 million of the liabilities released related to a portion of the interest commitments described in Note 9 to the consolidated financial statements included in our 2024 Form 10-K that the Company has been accruing each period since 2018. On a go-forward basis, since we will no longer be accruing interest expense on a portion of the interest commitments for which we have been released of such obligation, interest expense should reduce by approximately $1 million per quarter related to these interest commitments.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(dollars in thousands)	2024	2023	2024	2023
Ben Liquidity
Loan payments received	$2,598	$4,459	$9,236	$21,411
Operating loss	(2,853)	(606,405)	(462)	(1,781,521)
Adjusted operating income (loss)(1)	(2,853)	2,525	(457)	(11,769)
Ben Custody
Fee payments received	$1,914	$2,096	$6,224	$6,447
Operating income (loss)	3,507	(267,995)	9,123	(538,840)
Adjusted operating income(1)	4,847	4,835	13,890	15,767
Consolidated:
Revenue	$4,419	$(10,235)	$23,026	$(55,739)
Adjusted revenue(1)	4,427	8,456	23,572	8,478
Operating income (loss)	(9,513)	(915,951)	21,110	(2,453,685)
Adjusted operating loss(1)	(7,301)	(11,684)	(18,638)	(57,374)

(dollars in thousands)	December 31, 2024		March 31, 2024
Ben Liquidity
Loans to Customer ExAlt Trusts, net	$260,639		$256,184
Allowance to total loans	55.53%		54.23%
Nonperforming loans to total loans	41.96%		44.21%
Ben Custody
Fees receivable	$18,982		$18,386
Deferred revenue	20,345		28,235
Customer ExAlt Trusts
Investments, at fair value	$334,278		$329,113
Distributions to Original Loan Balance	0.73	x	0.72	x
Total Value to Original Loan Balance	1.05	x	1.03	x
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
Principal Revenue and Expense Items
During the three and nine months ended December 31, 2024 and 2023, we earned revenues on a consolidated basis from the following primary sources:
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

•Professional Services. Professional services includes legal fees, audit fees, consulting fees, and other services.
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

RESULTS OF OPERATIONS — THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023 (UNAUDITED)

(in thousands)	Three Months Ended December 31, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income, net	$—	$—	$4,742	$—	$—	$4,742
Loss on financial instruments, net	—	—	(427)	(96)	—	(523)
Interest income	—	—	—	10	—	10
Trust services and administration revenues	—	188	—	—	—	188
Other income	—	—	2	—	—	2

Intersegment revenues
Interest income	11,297	—	—	—	(11,297)	—
Trust services and administration revenues	—	5,222	—	—	(5,222)	—
Total revenues	11,297	5,410	4,317	(86)	(16,519)	4,419

External expenses
Employee compensation and benefits	353	294	—	2,282	—	2,929
Interest expense	3,168	—	—	72	—	3,240
Professional services	69	80	508	4,426	—	5,083
Other expenses	361	189	61	2,069	—	2,680

Intersegment expenses
Interest expense	—	—	35,855	—	(35,855)	—
Provision for credit losses	10,199	1,340	—	—	(11,539)	—
Other expenses	—	—	3,437	—	(3,437)	—
Total expenses	14,150	1,903	39,861	8,849	(50,831)	13,932

Operating income (loss)	$(2,853)	$3,507	$(35,544)	$(8,935)	$34,312	(9,513)
(Gain) loss on liability resolution						—
Income tax expense						713
Net loss						$(10,226)

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023 (UNAUDITED) (cont’d)

(in thousands)	Three Months Ended December 31, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income, net	$—	$—	$7,448	$—	$—	$7,448
Gain (loss) on financial instruments, net	—	—	(18,695)	671	—	(18,024)
Interest and dividend income	—	—	—	118	—	118
Trust services and administration revenues	—	158	—	—	—	158
Other income	—	—	65	—	—	65

Intersegment revenues
Interest income	11,275	—	—	—	(11,275)	—
Trust services and administration revenues	—	5,739	—	—	(5,739)	—
Total revenues	11,275	5,897	(11,182)	789	(17,014)	(10,235)

External expenses
Employee compensation and benefits	938	588	—	5,814	—	7,340
Interest expense	3,045	—	423	1,203	—	4,671
Professional services	490	173	572	3,735	—	4,970
Loss on impairment of goodwill	604,668	272,830	—	5,725	—	883,223
Other expenses	463	301	219	4,529	—	5,512

Intersegment expenses
Interest expense	—	—	32,976	—	(32,976)	—
Provision for credit losses	8,076	—	—	—	(8,076)	—
Other expenses	—	—	3,991	—	(3,991)	—
Total expenses	617,680	273,892	38,181	21,006	(45,043)	905,716

Operating loss	$(606,405)	$(267,995)	$(49,363)	$(20,217)	$28,029	(915,951)
Loss on debt extinguishment, net						8,846
Income tax expense						75
Net loss						$(924,872)

(in thousands)	Nine Months Ended December 31, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income, net	$—	$—	$24,311	$—	$—	$24,311
Loss on financial instruments, net	—	—	(1,031)	(854)	—	(1,885)
Interest income	—	—	—	34	—	34
Trust services and administration revenues	—	564	—	—	—	564
Other income	—	—	2	—	—	2

Intersegment revenues
Interest income	34,124	—	—	—	(34,124)	—
Trust services and administration revenues	—	15,614	—	—	(15,614)	—
Total revenues	34,124	16,178	23,282	(820)	(49,738)	23,026

External expenses
Employee compensation and benefits	1,144	1,192	—	11,578	—	13,914
Interest expense	9,412	—	—	2,436	—	11,848
Professional services	938	506	1,675	14,765	—	17,884
Provision for credit losses	—	—	998	2	—	1,000
Loss on impairment of goodwill	—	3,427	—	265	—	3,692
Release of loss contingency related to arbitration award	—	—	—	(54,973)	—	(54,973)
Other expenses	1,214	590	370	6,377	—	8,551

Intersegment expenses
Interest expense	—	—	106,703	—	(106,703)	—
Provision for credit losses	21,878	1,340	—	—	(23,218)	—
Other expenses	—	—	10,258	—	(10,258)	—
Total expenses	34,586	7,055	120,004	(19,550)	(140,179)	1,916

Operating income (loss)	$(462)	$9,123	$(96,722)	$18,730	$90,441	21,110
Loss on debt extinguishment, net						—
(Gain) loss on liability resolution						(23,462)
Income tax expense						741
Net income						$43,831

(in thousands)	Nine Months Ended December 31, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income, net	$—	$—	$7,935	$—	$—	$7,935
Loss on financial instruments, net	—	—	(62,373)	(1,887)	—	(64,260)
Interest and dividend income	—	—	10	338	—	348
Trust services and administration revenues	—	173	—	—	—	173
Other income	—	—	65	—	—	65

Intersegment revenues
Interest income	36,303	—	—	—	(36,303)	—
Trust services and administration revenues	—	18,788	—	—	(18,788)	—
Total revenues	36,303	18,961	(54,363)	(1,549)	(55,091)	(55,739)

External expenses
Employee compensation and benefits	4,912	1,693	—	51,956	—	58,561
Interest expense	5,922	—	4,091	3,556	—	13,569
Professional services	1,387	762	2,718	17,133	—	22,000
Loss on impairment of goodwill	1,725,880	554,607	—	5,725	—	2,286,212
Other expenses	1,649	739	603	14,613	—	17,604

Intersegment expenses
Interest expense	—	—	92,591	—	(92,591)	—
Provision for credit losses	78,074	—	—	—	(78,074)	—
Other expenses	—	—	11,685	—	(11,685)	—
Total expenses	1,817,824	557,801	111,688	92,983	(182,350)	2,397,946

Operating loss	$(1,781,521)	$(538,840)	$(166,051)	$(94,532)	$127,259	(2,453,685)
Loss on debt extinguishment, net						8,846
Income tax expense						75
Net loss						$(2,462,606)

CONSOLIDATED
Results of Operations — Three Months Ended December 31, 2024 Compared to the Three Months Ended December 31, 2023, and the Nine Months Ended December 31, 2024 Compared to the Nine Months Ended December 31, 2023 (Unaudited)
Revenues (in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Investment income, net	$4,742	$7,448	$24,311	$7,935
Loss on financial instruments, net	(523)	(18,024)	(1,885)	(64,260)
Interest and dividend income	10	118	34	348
Trust services and administration revenues	188	158	564	173
Other income	2	65	2	65
Total revenues	$4,419	$(10,235)	$23,026	$(55,739)
Three Months Ended December 31, 2024 and 2023
Investment income, net decreased $2.7 million for the three months ended December 31, 2024, compared to the same period of 2023, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts. Investment income was $4.7 million for the three months ended December 31, 2024, which was driven by $9.0 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, partially offset by $1.1 million of downward quoted market price adjustments and $3.7 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar. Investment income was $7.4 million for the three months ended December 31, 2023, which was driven by $9.3 million of upward quoted market price adjustments, $2.0 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar, and $3.9 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor.
Loss on financial instruments, net decreased $17.5 million for the three months ended December 31, 2024, compared to the same period of 2023, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the three months ended December 31, 2024 was primarily driven by a $0.4 million decrease in the fair value of public equity securities and a $0.1 million combined loss in the fair value on the convertible debt, warrants and derivative liability. Loss on financial instruments, net for the three months ended December 31, 2023 was primarily driven by an $18.7 million decrease in the value of our interests in the GWG Wind Down Trust. Additional drivers included a $0.8 million decrease in the fair value of warrant liability partially offset by a $0.2 million net decrease in the fair value of public equity securities.
Nine Months Ended December 31, 2024 and 2023
Investment income, net increased $16.4 million for the nine months ended December 31, 2024, compared to the same period of 2023, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts. Investment income was $24.3 million for the nine months ended December 31, 2024, which was driven by $26.9 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor offset by $2.4 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar and $2.2 million of downward quoted market price adjustments. Investment income was $7.9 million for the nine months ended December 31, 2023, which was driven by $4.6 million of upward quoted market price adjustments, $2.3 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, and $0.9 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar.
Loss on financial instruments, net decreased $62.4 million for the nine months ended December 31, 2024, compared to the same period of 2023, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the nine months ended December 31, 2024 was primarily driven by a $0.5 million decrease in the value of our interests in the GWG Wind Down Trust, $0.4 million decrease in the fair value of public equity securities and a $0.8 million decrease in the fair value of on the convertible debt, warrants and derivative liability. Loss on financial instruments, net for the nine months ended December 31, 2023 was primarily driven by a $60.5 million decrease in the value of our interests in the GWG Wind Down Trust. Such decrease is net of a $13.7 million gain recognized upon reclassification of unrealized net gains related to the Company’s previously classified available-for-sale debt securities from accumulated other comprehensive income. Additional drivers include a $4.6 million decrease in the fair value of public equity securities combined with a $3.0 million decrease to the fair value of put options held, partially offset by a $1.6 million decrease in the fair value of a derivative liability and a $2.5 million decrease in the fair value of a warrant liability.
Interest and Operating Expenses (in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Employee compensation and benefits	$2,929	$7,340	$13,914	$58,561
Interest expense (including amortization of deferred financing costs)	3,240	4,671	11,848	13,569
Professional services	5,083	4,970	17,884	22,000
Provision for credit losses	—	—	1,000	—
Loss on impairment of goodwill	—	883,223	3,692	2,286,212
Release of loss contingency related to arbitration award	—	—	(54,973)	—
Other expenses	2,680	5,512	8,551	17,604
Total expenses	$13,932	$905,716	$1,916	$2,397,946
Three Months Ended December 31, 2024 and 2023
Employee compensation and benefits decreased $4.4 million for the three months ended December 31, 2024, compared to the same period in 2023. The decrease is principally related to a $3.2 million decrease in payroll and other benefit related costs, including accrued but unpaid discretionary bonus amounts, due to a lower headcount in fiscal 2025 as compared to fiscal 2024 primarily due to the employees furloughed and terminated in the latter part of fiscal 2024 as well as further attrition during the current fiscal year. Additionally, there was a $1.2 million decrease in equity-based compensation also a result of lower headcount during the three months ended December 31, 2024 as compared to the same period of 2023. With the implementation of our operating cost reduction plan in November 2023, employee compensation and benefits began reflecting the lower expense of approximately $1.0 million per month beginning in November 2023, and such decrease has increased in recent months due to further attrition.
Interest expense decreased $1.4 million for the three months ended December 31, 2024, compared to the same period in 2023, primarily due a $1.1 million decrease in expense as a result of the resolution of certain liabilities as of September 30, 2024 that were accruing interest of approximately $1.0 million per quarter, and a $0.4 million decrease in interest expense on the ExAlt Trust Loan Payable, which was extinguished in October 2023, offset by $0.1 million in interest expense and $0.1 million in deferred financing cost amortization recognized on the HH-BDH Credit Agreement, which was issued during the third quarter of fiscal 2024 and had a higher average outstanding balance in the current period as compared to the same period in fiscal 2024.
Professional services expenses increased $0.1 million for the three months ended December 31, 2024, compared to the same period in 2023, primarily due to an increase in legal fees offset partially by slightly lower consulting fees.
During the three months ended December 31, 2024, we completed an interim impairment test for goodwill, however, as a result of the assessment, we were not required to record a non-cash impairment charge during the current quarter. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information. Similar interim impairment test for goodwill was performed for the quarter ended December 31, 2023 which resulted in a non-cash impairment charge of $883.2 million.
Other expenses decreased $2.8 million for the three months ended December 31, 2024, compared to the same period in 2023, primarily driven by decreases in travel and entertainment ($1.4 million) and depreciation ($0.7 million). The table below provides additional detail regarding our other expenses. As mentioned above, with the implementation of our operating cost reduction plan, as updated during the three months ended December 31, 2023, other expenses were expected to decrease and may decrease further as opportunities arise.

Other Expenses (in thousands)

	Three Months Ended December 31,
	2024	2023
Other insurance and taxes	$765	$1,113
Depreciation and amortization	443	1,112
Software license and maintenance	307	521
Occupancy and equipment	164	263
Travel and entertainment	90	1,515
Other expenses	911	988
Total other expenses	$2,680	$5,512
Nine Months Ended December 31, 2024 and 2023
Employee compensation and benefits decreased $44.6 million for the nine months ended December 31, 2024, compared to the same period in 2023. The decrease is principally related to a $32.4 million decrease in equity-based compensation and a $12.3 million decrease in payroll and other benefit related costs. The comparable period included equity-based compensation of $8.9 million recognized upon vesting of awards previously subject to a performance condition, which was satisfied by Ben’s public listing in June 2023, and $15.0 million in equity-based compensation recognized as a result of transactions completed as part of the BCG Recapitalization. Additionally, there were additional equity grants in fiscal 2024 that resulted in a higher expenses than the limited grants that occurred in fiscal 2025. Additionally, there was a $12.3 million decrease in payroll and other benefit related costs due to a lower headcount in fiscal 2025 as compared to fiscal 2024 primarily due to the employees furloughed and terminated in the latter part of fiscal 2024. The lower headcount also impacts the equity-based compensation amounts being recognized. With the implementation of our operating cost reduction plan in November 2023, employee compensation and benefits began reflecting the lower expense of approximately $1.0 million per month beginning in November 2023 and such decrease has increased in recent months due to further attrition. This also resulted in adjustments to our accrued but unpaid annual incentive bonus pool related to the decreased headcount in the fiscal 2025 year-to-date amounts.
Interest expense decreased $1.7 million for the nine months ended December 31, 2024, compared to the same period in 2023. The decrease was primarily driven by a $4.1 million decrease in interest expense on the Customer ExAlt Trust Loan Payable, which was extinguished in October 2023, and a $1.1 million decrease as a result of the resolution of certain liabilities as of September 30, 2024 that were accruing interest of approximately $1.0 million per quarter offset by a $1.7 million decrease in the amortization of deferred financing costs accounted for as a premium combined with a $1.7 million increase in interest expense on all other borrowings including the new HH-BDH Credit Agreement borrowing in October 2023.
Professional services expenses decreased $4.1 million for the nine months ended December 31, 2024, compared to the same period in 2023, primarily due to a decrease in legal fees of $1.6 million due to a higher percentage of legal activity expected to be eligible for reimbursement from our D&O insurance carriers combined with a decrease in other professional fees reflecting our cost reduction efforts and the higher expenses in fiscal 2024 associated our public listing in June 2023.
Provision for credit losses increased $1.0 million for the nine months ended December 31, 2024, compared to the same period in 2023. Provision for credit losses for the nine months ended December 31, 2024, is comprised of a credit related loss on an available-for-sale debt security held by the Customer ExAlt Trusts. No such losses were recognized in the same period of the prior year.
During the nine months ended December 31, 2024, we completed interim impairment tests for goodwill and as a result, recorded non-cash impairment charges totaling $3.7 million. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information. Similar interim impairment tests for goodwill was performed for during the nine months ended December 31, 2023 which resulted in a non-cash impairment charge totaling $2.3 billion.
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

Other expenses decreased $9.1 million for the nine months ended December 31, 2024, compared to the same period in 2023. The largest decrease relates to lower travel and entertainment, which reflects approximately $4.6 million of lower costs associated with an aircraft dry lease that expired on January 1, 2024, along with lower depreciation and amortization of $1.8 million and lower insurance and taxes of $1.5 million. The table below provides additional detail regarding our other expenses.
Other Expenses (in thousands)

	Nine Months Ended December 31,
	2024	2023
Other expenses	$2,854	$2,854
Other insurance and taxes	2,532	3,985
Depreciation and amortization	1,248	3,033
Software license and maintenance	1,190	1,959
Occupancy and equipment	485	890
Travel and entertainment	242	4,883
Total other expenses	$8,551	$17,604
BEN LIQUIDITY
Results of Operations — Three Months Ended December 31, 2024 Compared to the Three Months Ended December 31, 2023, and the Nine Months Ended December 31, 2024 Compared to the Nine Months Ended December 31, 2023 (Unaudited)

(in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenues
Interest income	$11,297	$11,275	$34,124	$36,303

Expenses
Employee compensation and benefits	353	938	1,144	4,912
Interest expense (including amortization of deferred financing costs)	3,168	3,045	9,412	5,922
Professional services	69	490	938	1,387
Provision for credit losses	10,199	8,076	21,878	78,074
Loss on impairment of goodwill	—	604,668	—	1,725,880
Other expenses	361	463	1,214	1,649
Total expenses	14,150	617,680	34,586	1,817,824
Operating loss	$(2,853)	$(606,405)	$(462)	$(1,781,521)
Three Months Ended December 31, 2024 and 2023
Interest income increased by a nominal amount during the three months ended December 31, 2024 compared to the same period in 2023. The increase was primarily driven compounding interest on the loans offset partially by a higher percentage of loan being placed on nonaccrual status.
Employee compensation and benefits decreased $0.6 million during the three months ended December 31, 2024 compared to the same period in 2023. The decrease was driven by payroll and other benefit related costs due to a lower headcount in fiscal 2025 as compared to fiscal 2024 primarily due to the employees furloughed and terminated in fiscal 2024 as well as further attrition in our headcount in the current fiscal year.
Provision for credit losses was $10.2 million for the three months ended December 31, 2024 as compared to $8.1 million as of the same period in 2023. The provision for the current period increased over the prior period primarily due to interest capitalization outpacing loan paydowns from distributions from the collateral and growth in value of the collateral. No amount of the provision for credit losses in the quarter ended December 31, 2024 related to losses associated with the collateral comprised of interests in the GWG Wind Down Trust.
Prior to the start of fiscal year 2025, all goodwill associated with Ben Liquidity was written off as non-cash goodwill impairment charges including approximately $604.7 million during the quarter ended December 31, 2023. Accordingly, during the three months ended December 31, 2024, while we completed an interim impairment test for goodwill in the current period, there was no such non-cash goodwill impairment charge for Ben Liquidity. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.
Nine Months Ended December 31, 2024 and 2023
Interest income decreased $2.2 million during the nine months ended December 31, 2024 compared to the same period in 2023. The decrease was primarily driven by an overall decrease in interest income due to lower carrying value of loan receivables, which is driven by higher allowance for credit losses, along with a higher percentage of loan being placed on nonaccrual status.
Employee compensation and benefits decreased $3.8 million during the nine months ended December 31, 2024 compared to the same period in 2023. The decrease was driven by payroll and other benefit related costs due to a lower headcount in fiscal 2025 as compared to fiscal 2024 primarily due to the employees furloughed and terminated in fiscal 2024 as well as further attrition in our headcount in the current fiscal year. With the implementation of our operating cost reduction plan in November 2023, employee compensation and benefits began reflecting the lower expenses of approximately nearly $1.0 million per month beginning in November 2023.
Interest expense, including amortization of deferred financing costs, increased $3.5 million for the nine months ended December 31, 2024, compared to the same period in 2023, primarily driven by a $1.7 million decrease in deferred financing costs accounted for as a premium and $1.7 million in interest expense and $0.4 million in deferred financing cost amortization recognized on the HH-BDH Credit Agreement, which did not exist during a part of the comparable period.
Provision for credit losses was $21.9 million for the nine months ended December 31, 2024, as compared to $78.1 million as of the same period in 2023, which included $43.9 million in credit losses driven by a decrease in collateral comprised of interests in the GWG Wind Down Trust. The provision for the current period reduced over the prior period primarily due to less exposure to credit losses where the collateral is comprised of interests in the GWG Wind Down Trust.
Prior to the start of fiscal year 2025, all goodwill associated with Ben Liquidity was written off as non-cash goodwill impairment charges including approximately $1.7 billion during the nine months ended December 31, 2023. Accordingly, during the nine months ended December 31, 2024, while we completed interim impairment tests for goodwill in the current fiscal year, there was no such non-cash goodwill impairment charge for Ben Liquidity. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.

BEN CUSTODY
Results of Operations — Three Months Ended December 31, 2024 Compared to the Three Months Ended December 31, 2023, and the Nine Months Ended December 31, 2024 Compared to the Nine Months Ended December 31, 2023 (Unaudited)

(in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenues
Trust services and administration revenues	$5,410	$5,897	$16,178	$18,961

Expenses
Employee compensation and benefits	294	588	1,192	1,693
Professional services	80	173	506	762
Provision for credit losses	1,340	—	1,340	—
Loss on impairment of goodwill	—	272,830	3,427	554,607
Other expenses	189	301	590	739
Total expenses	1,903	273,892	7,055	557,801
Operating income (loss)	$3,507	$(267,995)	$9,123	$(538,840)
Three Months Ended December 31, 2024 and 2023
Trust services and administration revenues decreased $0.5 million for the three months ended December 31, 2024, compared to the same period in 2023 driven by a decrease in the NAV of the alternative assets held by the Customer ExAlt Trusts, which is an input into the calculation of the recurring trust services revenues.
Provision for credit losses was $1.3 million during the three months ended December 31, 2024, due to credit losses driven by a decrease in collateral comprised of related party equity interests.
During the three months ended December 31, 2024, we completed an interim impairment test for goodwill, however, as a result of the assessment, we were not required to record a non-cash impairment charge during the current quarter for Ben Custody. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information. Similar interim impairment test for goodwill was performed for the quarter ended December 31, 2023 which resulted in a non-cash impairment charge of $272.8 million for this reporting unit.
Nine Months Ended December 31, 2024 and 2023
Trust services and administration revenues decreased $2.8 million for the nine months ended December 31, 2024, compared to the same period in 2023, driven by a decrease in the NAV of the alternative assets held by the Customer ExAlt Trusts, which is an input into the calculation of the recurring trust services revenues.
Provision for credit losses was $1.3 million during the nine months ended December 31, 2024, due to credit losses driven by a decrease in collateral comprised of related party equity interests.
During the nine months ended December 31, 2024, we completed interim impairment tests for goodwill and as a result, recorded non-cash impairment charges totaling $3.4 million for Ben Custody. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information. Similar interim impairment tests for goodwill were performed during the nine months ended December 31, 2023, which resulted in non-cash impairment charges totaling $554.6 million for this reporting unit.

CUSTOMER EXALT TRUSTS
Results of Operations — Three Months Ended December 31, 2024 Compared to the Three Months Ended December 31, 2023, and the Nine Months Ended December 31, 2024 Compared to the Nine Months Ended December 31, 2023 (Unaudited)

(in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenues
Investment income, net	$4,742	$7,448	$24,311	$7,935
Loss on financial instruments, net	(427)	(18,695)	(1,031)	(62,373)
Interest and dividend income	2	65	2	75
Total revenues	4,317	(11,182)	23,282	(54,363)

Expenses
Interest expense	35,855	33,399	106,703	96,682
Professional services	508	572	1,675	2,718
Provision for credit losses	—	—	998	—
Other expenses	3,498	4,210	10,628	12,288
Total expenses	39,861	38,181	120,004	111,688
Operating loss	$(35,544)	$(49,363)	$(96,722)	$(166,051)
Three Months Ended December 31, 2024 and 2023
Investment income, net decreased $2.7 million for the three months ended December 31, 2024, compared to the same period of 2023, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts. Investment income was $4.7 million for the three months ended December 31, 2024, which was driven by $9.0 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor offset by $1.1 million of downward quoted market price adjustments and $3.7 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar. Investment income was $7.4 million for the three months ended December 31, 2023, which was driven by $9.3 million of upward quoted market price adjustments, $2.0 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar, and $3.9 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor.
Loss on financial instruments, net decreased $18.3 million for the three months ended December 31, 2024, compared to the same period of 2023, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for three months ended December 31, 2024, was primarily driven by a $0.4 million decrease in the fair value of public equity securities. Loss on financial instruments, net for the three months ended December 31, 2023, was primarily driven by an $18.5 million decrease in the value of our interests in the GWG Wind Down Trust. Additional drivers included a $0.2 million decrease to the fair value of public equity securities.
Interest expense increased $2.5 million for the three months ended December 31, 2024, compared to the same period in 2023, which reflects an increase in contractual interest due on the ExAlt Loans, driven by the origination of new liquidity transactions and the compounding of paid-in-kind interest, partially offset by a $0.4 million decrease in interest expense recognized on the Customer ExAlt Trust loan payable, which was extinguished in October 2023.
Other expenses decreased $0.7 million for the three months ended December 31, 2024, compared to the same period in 2023, due to a decrease in trust administration fees and other expenses principally driven by a decrease in the NAV of the alternative assets held by the Customer ExAlt Trusts.
Nine Months Ended December 31, 2024 and 2023
Investment income, net increased $16.4 million for the nine months ended December 31, 2024, compared to the same period of 2023, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts. Investment income was $24.3 million for the nine months ended December 31, 2024, which was driven by $26.9 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor and $2.4 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar offset by $2.2 million of downward quoted market price adjustments. Investment income was $7.9 million for the nine months ended December 31, 2023, which was driven by $4.6 million of upward quoted market price adjustments, $2.3 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, and $0.9 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar.
Loss on financial instruments, net decreased $61.3 million for the nine months ended December 31, 2024, compared to the same period of 2023, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the nine months ended December 31, 2024 was primarily driven by a $0.5 million decrease in the value of our interests in the GWG Wind Down Trust and a $0.4 million decrease in the fair value of public equity securities. Loss on financial instruments, net for the nine months ended December 31, 2023 was primarily driven by a $59.9 million decrease in the value of our interests in the GWG Wind Down Trust. Such decrease is net of a $13.7 million gain recognized upon reclassification of unrealized net gains related to the Company’s previously classified available-for-sale debt securities from accumulated other comprehensive income. Additional drivers included a $3.9 million decrease in the fair value of public equity securities partially offset by a $1.6 million decrease in the fair value of a derivative liability.
Interest expense increased $10.0 million for the nine months ended December 31, 2024, compared to the same period in 2023, which reflects an increase in contractual interest on the ExAlt Loans, driven by the origination of new liquidity transactions and the compounding of effects of paid-in-kind interest offset by a $4.1 million decrease in interest expense recognized on the Customer ExAlt Trust loan payable, which was extinguished in October 2023.
Professional services decreased $1.0 million for the nine months ended December 31, 2024, which represented decreases in general professional expenses such as audit, consulting, and other professional fees.
Provision for credit losses increased $1.0 million for the nine months ended December 31, 2024, compared to the same period in 2023. Provision for credit losses for the nine months ended December 31, 2024, is comprised of a credit related loss on an available-for-sale debt security held by the Customer ExAlt Trusts. No such losses were recognized in the same period of the prior year.
Other expenses decreased $1.7 million for the nine months ended December 31, 2024, compared to the same period in 2023, due to a decrease in trust administration fees and other expenses principally driven by a decrease in the NAV of the alternative assets held by the Customer ExAlt Trusts.

CORPORATE AND OTHER
Results of Operations — Three Months Ended December 31, 2024 Compared to the Three Months Ended December 31, 2023, and the Nine Months Ended December 31, 2024 Compared to the Nine Months Ended December 31, 2023 (Unaudited)

(in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenues
Gain (loss) on financial instruments, net	$(96)	$671	$(854)	$(1,887)
Interest income	10	118	34	338
Total revenues	(86)	789	(820)	(1,549)

Expenses
Employee compensation and benefits	2,282	5,814	11,578	51,956
Interest expense (including amortization of deferred financing costs)	72	1,203	2,436	3,556
Professional services	4,426	3,735	14,765	17,133
Provision for credit losses	—	—	2	—
Loss on impairment of goodwill	—	5,725	265	5,725
Release of loss contingency related to arbitration award	—	—	(54,973)	—
Other expenses	2,069	4,529	6,377	14,613
Total expenses	8,849	21,006	(19,550)	92,983
Operating income (loss)	$(8,935)	$(20,217)	$18,730	$(94,532)
Three Months Ended December 31, 2024 and 2023
There was a loss on financial instruments of $0.1 million for the three months ended December 31, 2024, compared to a gain of $0.7 million for the same period of 2023, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the three months ended December 31, 2024, included a $0.1 million combined loss in the fair value on the convertible debt, warrants and derivative liability. Gain on financial instruments, net for the three months ended December 31, 2023, included a $0.8 million decrease in the fair value of a warrant liability, partially offset by a $0.2 million decrease in the fair value of our interests in the GWG Wind Down Trust.
Employee compensation and benefits decreased $3.5 million for the three months ended December 31, 2024, compared to the same period in 2023 due to a $2.3 million decrease in payroll and other benefit-related costs due to a lower headcount in fiscal 2025 as compared to fiscal 2024 primarily due to the employees furloughed and terminated in latter part of fiscal 2024 as well as continued employee attrition during the current fiscal year. Additionally, equity based compensation decreased by $1.2 million also a result of lower headcount in fiscal 2025 as compared to fiscal 2024.
During the three months ended December 31, 2024, we completed an interim impairment test for goodwill; however, as a result of the assessment, we were not required to record a non-cash impairment charge during the current quarter related to reporting units including in this reporting segment. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information. Similar interim impairment tests for goodwill were performed during the three months ended December 31, 2023, and as a result, we recorded an aggregate non-cash impairment charge of $5.7 million.
Professional services increased $0.7 million during the three months ended December 31, 2024, compared to the same period in 2023, primarily due to a increase in legal fees offset partially by lower other professional fees. The increase in legal fees coincides with higher legal activity. The majority of this legal activity is expected to be eligible for reimbursement from our D&O insurance carriers and expense in the current period related to such matters reflects our estimate of incurred legal expenses expected to be denied by the insurance carriers. Lower professional fees principally related to ongoing efforts to reduce operating expenses.
Other expenses decreased $2.5 million during the three months ended December 31, 2024, compared to the same period in 2023, primarily driven by a decrease in various categories, including travel and entertainment, insurance and taxes, and depreciation. The largest decrease is driven by the expiration of an aircraft dry lease on January 1, 2024 which resulted in approximately $1.4 million lower expenses in the current period as compared to the same period in the prior year.
Nine Months Ended December 31, 2024 and 2023
Loss on financial instruments, net decreased $1.0 million for the nine months ended December 31, 2024, compared to the same period of 2023, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the nine months ended December 31, 2024, includes a $0.8 million decrease in the combined fair value of the convertible debt, warrants and derivative liability. Loss on investments in securities and options for the nine months ended December 31, 2023, included a $3.0 million decrease to the fair value of put options held, $0.8 million decrease in the fair value of public equity securities, which consisted of shares of GWG Holdings, $0.6 million decrease in the fair value of our interest in the GWG Wind Down Trust, partially offset by a $2.5 million decrease in the fair value of a warrant liability.
Employee compensation and benefits decreased $40.4 million for the nine months ended December 31, 2024, compared to the same period in 2023. The decrease was driven by a $32.4 million decrease in equity-based compensation and $8.0 million decrease in payroll and other benefit-related costs. The comparable period included equity-based compensation of $8.9 million recognized upon vesting of awards previously subject to a performance condition, which was satisfied by Ben’s public listing in June 2023, and $15.0 million in equity-based compensation recognized as a result of transactions completed as part of the BCG Recapitalization. There were additional equity grants in fiscal 2024 that resulted in a higher expenses than the limited grants that occurred in fiscal 2025. Additionally, there was a $8.0 million decrease in payroll and other benefit-related costs due to a lower headcount in fiscal 2025 as compared to fiscal 2024 primarily due to the employees furloughed and terminated in latter part of fiscal 2024 as well as adjustment to our accrued annual incentive bonus pool related to the decreased headcount.
Professional services decreased $2.4 million during the nine months ended December 31, 2024, compared to the same period in 2023, primarily due to a decrease in legal fees and other professional fees. The decrease in legal fees is principally related to a higher percentage of current ongoing legal matters expected to be eligible for reimbursement from our D&O insurance carriers. Lower professional fees principally related to ongoing efforts to reduce operating expenses along with the comparable period having higher amounts due to transaction related activity.
During the nine months ended December 31, 2024, we completed interim impairment tests for goodwill and as a result, recorded non-cash impairment charges totaling $0.3 million related to reporting unit(s) including in this reporting segment. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information. Similar interim impairment tests for goodwill were performed during the nine months ended December 31, 2023, and as a result, we recorded an aggregate non-cash impairment charge of $5.7 million.
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
Other expenses decreased $8.2 million for the nine months ended December 31, 2024, compared to the same period in 2023, primarily driven by a decrease in various categories, including travel and entertainment, insurance and taxes, and depreciation. The largest decrease relates to lower travel and entertainment, which reflects approximately $4.1 million of lower costs associated with an aircraft dry lease that expired on January 1, 2024 as well as lower depreciation and amortization, insurance and taxes, and software license and maintenance costs.
Supplemental Unaudited Presentation of Non-GAAP Financial Information
Adjusted revenue and adjusted operating income (loss) are non-GAAP financial measures. We present these non-GAAP financial measures because we believe it helps investors understand underlying trends in our business and facilitates an understanding of our operating performance from period to period because it facilitates a comparison of our core business operating results. These non-GAAP financial measures are intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, U.S. GAAP. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of these non-GAAP financial measures may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate such items in the same way.

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
The following tables set forth a reconciliation of adjusted revenue to revenue and adjusted operating income (loss) to operating income (loss), the most directly comparable U.S. GAAP measures, using data derived from our consolidated financial statements for the periods indicated:

(in thousands)	Three Months Ended December 31, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$11,297	$5,410	$4,317	$(86)	$(16,519)	$4,419
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	8	—	—	8
Adjusted revenues	$11,297	$5,410	$4,325	$(86)	$(16,519)	$4,427

Operating income (loss)	$(2,853)	$3,507	$(35,544)	$(8,935)	$34,312	$(9,513)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	8	—	—	8
Intersegment provision for credit losses on collateral comprised of interests in the GWG Wind Down Trust	—	1,340	—	—	(1,340)	—
Share-based compensation expense	—	—	—	804	—	804
Legal and professional fees(1)	—	—	—	1,400	—	1,400
Adjusted operating income (loss)	$(2,853)	$4,847	$(35,536)	$(6,731)	$32,972	$(7,301)
(1) Includes legal and professional fees related to lawsuits.

(in thousands)	Three Months Ended December 31, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$11,275	$5,897	$(11,182)	$789	$(17,014)	$(10,235)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	18,506	185	—	18,691
Adjusted revenues	$11,275	$5,897	$7,324	$974	$(17,014)	$8,456

Operating income (loss)	$(606,405)	$(267,995)	$(49,363)	$(20,217)	$28,029	$(915,951)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	18,506	185	—	18,691
Intersegment provision for credit losses on collateral comprised of interests in the GWG Wind Down Trust	4,262	—	—	—	(4,262)	—
Goodwill impairment	604,668	272,830	—	5,725	—	883,223
Share-based compensation expense	—	—	—	2,026	—	2,026
Legal and professional fees(1)	—	—	—	327	—	327
Adjusted operating income (loss)	$2,525	$4,835	$(30,857)	$(11,954)	$23,767	$(11,684)
(1) Includes legal and professional fees related to lawsuits.

(in thousands)	Nine Months Ended December 31, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$34,124	$16,178	$23,282	$(820)	$(49,738)	$23,026
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	539	7	—	546
Adjusted revenues	$34,124	$16,178	$23,821	$(813)	$(49,738)	$23,572

Operating income (loss)	$(462)	$9,123	$(96,722)	$18,730	$90,441	$21,110
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	539	7	—	546
Intersegment provision for credit losses on collateral comprised of interests in the GWG Wind Down Trust	5	1,340	—	—	(1,345)	—
Goodwill impairment	—	3,427	—	265	—	3,692
Release of loss contingency related to arbitration award	—	—	—	(54,973)	—	(54,973)
Share-based compensation expense	—	—	—	5,162	—	5,162
Legal and professional fees(1)	—	—	—	5,825	—	5,825
Adjusted operating income (loss)	$(457)	$13,890	$(96,183)	$(24,984)	$89,096	$(18,638)
(1) Includes legal and professional fees related to lawsuits.

(in thousands)	Nine Months Ended December 31, 2023
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$36,303	$18,961	$(54,363)	$(1,549)	$(55,091)	$(55,739)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	62,873	1,344	—	64,217
Adjusted revenues	$36,303	$18,961	$8,510	$(205)	$(55,091)	$8,478

Operating income (loss)	$(1,781,521)	$(538,840)	$(166,051)	$(94,532)	$127,259	$(2,453,685)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	62,873	1,344	—	64,217
Intersegment provision for credit losses on collateral comprised of interests in the GWG Wind Down Trust	43,872	—	—	—	(43,872)	—
Goodwill impairment	1,725,880	554,607	—	5,725	—	2,286,212
Share-based compensation expense	—	—	—	37,530	—	37,530
Legal and professional fees(1)	—	—	—	8,352	—	8,352
Adjusted operating income (loss)	$(11,769)	$15,767	$(103,178)	$(41,581)	$83,387	$(57,374)
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
As of December 31, 2024, Ben Liquidity’s loan portfolio consisted of ExAlt Loans to the Customer ExAlt Trusts with an aggregate principal amount outstanding of $586.1 million, including accrued interest that has been capitalized on the ExAlt Loans. Ben Liquidity’s ExAlt Loans are structured as loans with a maturity date of 12 years that bear contractual interest at a variable rate or fixed rate that compounds monthly. The ExAlt Loans made prior to December 31, 2020 have a variable interest rate established off of a base rate of 14%, and ExAlt Loans made on or after December 31, 2020 have a variable interest rate established off a base rate of 10% or a fixed rate of 5%-10%. Ben Liquidity may make ExAlt Loans in the future with a variable interest rate established off of different base rates. Since the Customer ExAlt Trusts are consolidated, the ExAlt Loans and related interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts are eliminated in the presentation of our consolidated financial statements; however, such amounts directly impact the income (loss) allocable to Ben’s or BCH’s equity holders.
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
The Customer ExAlt Trusts held interests in alternative assets with a NAV of $301.1 million and $293.9 million as of December 31, 2024 and March 31, 2024, respectively. As of December 31, 2024, the Customer ExAlt Trusts’ portfolio had exposure to 222 professionally managed alternative investment funds, comprised of 749 underlying investments, 93 percent of which are investments in private companies. Additionally, the Customer ExAlt Trusts directly hold investments in debt and equity securities. The aggregate value of these investments was $33.2 million and $35.2 million as of December 31, 2024 and March 31, 2024, respectively.
The following sections provide more detailed information for Ben Liquidity’s loan portfolio and related allowance for credit losses and the Customer ExAlt Trusts’ investments in alternative assets and other equity and debt securities.

Ben Liquidity
Loans Receivable
The following table provides the carrying value of the loan portfolio by collateral type and classification (in thousands):

	December 31, 2024	March 31, 2024
Loans collateralized by interests in alternative assets	$412,333	$394,328
Loans collateralized by debt and equity securities	173,760	165,430
Total loans receivable	586,093	559,758
Allowance for credit losses	(325,454)	(303,574)
Total loans receivable, net	$260,639	$256,184
The following table provides certain information concerning our loan portfolio by collateral type and maturity as of December 31, 2024 (in thousands):

	Original Principal	Interest Accrued	Aggregate Payments	Outstanding Balance(1)	Allowance	Carrying Value
Loans collateralized by interests in alternative assets
Within 5 Years	$385,006	$227,382	$(349,746)	$135,012	$44,412	$90,600
After 5 Years Within 10 Years	224,654	100,144	(77,020)	230,423	85,534	144,889
After 10 Years	47,725	2,574	(3,401)	46,898	43,846	3,052
Loans collateralized by debt and equity securities
Within 5 Years	11,426	5,432	(10,888)	2,565	1,308	1,257
After 5 Years Within 10 Years	162,960	129,137	(630)	166,452	149,331	17,121
After 10 Years	3,969	911	(137)	4,743	1,023	3,720
Total	$835,740	$465,580	$(441,822)	$586,093	$325,454	$260,639
(1) This balance includes $273.4 million in unamortized discounts as of December 31, 2024.
Loan to Value Ratio
The loan to value ratio is calculated as the carrying value of loans receivable after any allowance for credit losses over the Collateral Value of the loan portfolio. The value of the Collateral (the “Collateral Value”) is defined as the mutual beneficial interest of the respective Customer ExAlt Trust, which we refer to as the “Collective Trust” that is owned by the Customer ExAlt Trust, which we refer to as the “Funding Trust,” that borrows from Ben Liquidity’s subsidiary, BFF. The Collateral Value is derived from the expected cash flows from the various alternative assets held by other trusts included within the Customer ExAlt Trust structure. The Collateral is valued using industry standard valuation models, which includes assumptions related to (i) equity market risk premiums, (ii) alternative asset beta to public equities, (iii) NAVs, (iv) volatilities, (v) distribution rates, and (vi) market discount rates. The fair value of the mutual beneficial interests collateralizing the loan portfolio as of December 31, 2024 and March 31, 2024, was $275.3 million and $292.7 million, respectively.
The loan to value ratio for the entire loan portfolio was 0.95 and 0.88 as of December 31, 2024 and March 31, 2024, respectively. The increase in the loan to value ratio from March 31, 2024 to December 31, 2024 was driven by an increase in the loan carrying value, which is primarily due to lower loan repayments, when compared to accrued interest and fees, resulting in the loan carrying value increasing by approximately $4.5 million, while the fair value of the collateral increased at a slower pace during the period.
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
The following table provides the allowance for credit losses recognized by Ben Liquidity and Ben Custody by collateral type and by classification (in thousands):

	December 31, 2024	March 31, 2024
Loans collateralized by interests in alternative assets	$173,792	$168,089
Loans collateralized by interest in debt and equity securities	151,662	135,485
Total allowance for credit losses	$325,454	$303,574
The following table provides a rollforward of the allowance for credit losses recognized by Ben Liquidity and Ben Custody by collateral type (in thousands):

	Three Months Ended December 31, 2024		Three Months Ended December 31, 2023
(unaudited)	Alternative Assets	Debt & Equity Securities	Alternative Assets	Debt & Equity Securities
Beginning balance	$127,935	$187,320	$114,200	$146,017
Provision for (reversal of) credit losses	45,857	(35,658)	3,627	4,449
Ending balance	$173,792	$151,662	$117,827	$150,466

	Nine Months Ended December 31, 2024		Nine Months Ended December 31, 2023
(unaudited)	Alternative Assets	Debt & Equity Securities	Alternative Assets	Debt & Equity Securities
Beginning balance	$168,089	$135,485	$32,632	$96,497
Impact of the adoption of CECL	—	—	52,554	8,536
Provision for (reversal of) credit losses	5,703	16,177	32,641	45,433
Ending balance	$173,792	$151,662	$117,827	$150,466

Credit Quality
The following table presents certain credit quality metrics (dollar amounts in thousands):

	December 31, 2024	March 31, 2024
Loans collateralized by alternative assets
Period-end loans	$412,333	$394,328
Nonperforming loans	$97,382	$126,607
Allowance for credit losses	$173,792	$168,089
Allowance/loans	42.15%	42.63%
Nonperforming loans/loans	23.62%	32.11%
Allowance to nonperforming loans	1.78x	1.33x

Loans collateralized by debt and equity securities
Period-end loans	$173,760	$165,430
Nonperforming loans(1)	$148,560	$120,845
Allowance for credit losses	$151,662	$135,485
Allowance/loans	87.28%	81.90%
Nonperforming loans/loans	85.50%	73.05%
Allowance to nonperforming loans(1)	1.02x	1.12x

Consolidated
Period-end loans	$586,093	$559,758
Nonperforming loans(1)	$245,942	$247,452
Allowance for credit losses	$325,454	$303,574
Allowance/loans	55.53%	54.23%
Nonperforming loans/loans	41.96%	44.21%
Allowance to nonperforming loans(1)	1.32x	1.23x
(1) The nonperforming loans collateralized by interests in GWG or the GWG Wind Down Trust was $145.9 million as of December 31, 2024 and March 31, 2024.
Customer ExAlt Trusts — Alternative Asset Portfolio
The portfolio of alternative assets held by the Customer ExAlt Trusts covers the following industry sectors and geographic regions for the periods shown below (dollar amounts in thousands):

	December 31, 2024		March 31, 2024
Industry Sector	Value	Percent of Total	Value	Percent of Total
Food and Staples Retailing	$66,517	22.1%	$41,721	14.2%
Software and Services	45,439	15.1	42,908	14.6
Diversified Financials	29,098	9.7	30,297	10.3
Utilities	28,536	9.5	28,768	9.8
Capital Goods	22,498	7.5	23,146	7.9
Energy	16,038	5.3	19,930	6.8
Health Care Equipment and Services	13,861	4.6	16,520	5.6
Semiconductors and Semiconductor Equipment	13,472	4.5	16,144	5.5
Other(1)	65,599	21.7	74,482	25.3
Total	$301,058	100.0%	$293,916	100.0%

(1)
Industries in this category each comprise less than 5 percent. Semiconductors and Semiconductor Equipment and Health Care Equipment and Services is shown separately as it comprised greater than 5 percent in the prior period.

	December 31, 2024		March 31, 2024
Geography	Value	Percent of Total	Value	Percent of Total
North America	$152,274	50.6%	$164,205	55.9%
South America	68,103	22.6	43,543	14.8
Asia	44,570	14.8	49,385	16.8
Europe	35,731	11.9	35,870	12.2
Africa	380	0.1	913	0.3
Total	$301,058	100.0%	$293,916	100.0%
Assets in the portfolio consist primarily of interests in alternative investment vehicles (also referred to as “funds”) that are managed by a group of U.S. and non-U.S. based alternative asset management firms that invest in a variety of financial markets and utilize a variety of investment strategies. The vintages of the funds in the portfolio as of December 31, 2024 ranged from 1993 to 2024.
As Ben Liquidity originates additional ExAlt Loans, it monitors the diversity of the portfolio of alternative assets held by the Customer ExAlt Trusts through the use of concentration guidelines. These guidelines were established, and are periodically updated, through a data driven approach based on asset type, fund manager, vintage of fund, industry segment and geography to manage portfolio risk. Ben Liquidity refers to these guidelines when making decisions about new financing opportunities; however, these guidelines do not restrict Ben Liquidity from entering into financing opportunities that would result in Ben Liquidity having exposure outside of its concentration guidelines. In addition, changes to the portfolio of alternative assets held by the Customer ExAlt Trusts may lag changes to the concentration guidelines. As such, the portfolio of alternative assets held by the Customer ExAlt Trusts may, at any given time, have exposures that are outside of Ben Liquidity’s concentration guidelines to reflect, among other things, attractive financing opportunities, limited availability of assets, or other business reasons. Given our operating history of relatively few transactions at significant NAV, the portfolio as of December 31, 2024 had exposure to certain alternative investment vehicles and investments in private companies that were outside of those guidelines.
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
Industry sector is based on Global Industry Classification Standard (GICS®) Level 2 classification (also known as “Industry Group”) of companies held in the portfolio by funds or directly, subject to certain adjustments by us. “Other” classification is not a GICS® classification. “Other” classification reflects companies in the GICS® classification categories of Automobiles & Components, Banks, Commercial & Professional Services, Consumer Durables & Apparel, Consumer Services, Food, Beverage & Tobacco, Household & Personal Products, Insurance, Materials, Media & Entertainment, N/A, Pharmaceuticals, Biotechnology & Life Sciences, Real Estate, Retailing, Technology Hardware & Equipment, Telecommunication Services, and Transportation. “N/A” includes investments assets that we have determined do not have an applicable GICS® Level 2 classification, such as Net Other Assets and investments that are not operating companies.
Geography reflects classifications determined by us based on each underlying investment.

Cash Flow
The following table presents a summary of cash flows from operating, investing and financing activities for periods presented below (in thousands):

	Nine Months Ended December 31,
	2024	2023
Net cash used in operating activities	$(29,258)	$(49,570)
Net cash provided by investing activities	17,388	36,737
Net cash provided by (used in) financing activities	8,094	14,556
Net increase (decrease) in cash and cash equivalents, and restricted cash	$(3,776)	$1,723
Nine Months Ended December 31, 2024 and 2023
Net cash used in operating activities was $29.3 million for the nine months ended December 31, 2024, largely driven by working capital requirements, including employee compensation and benefits and professional services. Net cash provided by investing activities was $17.4 million for the nine months ended December 31, 2024, primarily driven by $19.3 million of distributions received as return of investments in alternative assets offset by $1.0 million in purchases of premises and equipment. Net cash provided by financing activities was $8.1 million for the nine months ended December 31, 2024 resulting from proceeds received from issuance of Class A common shares under equity purchase agreement of approximately $7.8 million, a total of $5.3 million in proceeds from debt issuances, and $0.7 million from other common stock sales offset by approximately $2.1 million in payment of deferred issuance costs and $3.5 million in principal payments on debt obligations.
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
Liquidity and Capital Resources
As of December 31, 2024 and March 31, 2024, we had $4.1 million and $7.9 million, respectively, in combined available unrestricted cash and cash equivalents.
Our business is capital intensive, and while we generated net income of $43.8 million for the nine months ended December 31, 2024, we have historically generated net losses and, in aggregate, these net losses have resulted in an accumulated deficit of $2.0 billion as of December 31, 2024.
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
The ability of Ben, BCH, and our operating subsidiaries to access the cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio is limited by the terms of the ExAlt Loans from Ben Liquidity to the Customer ExAlt Trusts. Historically, Ben Liquidity has elected to capitalize interest that accrues on the ExAlt Loans and only receives payments on the ExAlt Loans, at the discretion of the applicable trustee, following the Customer ExAlt Trusts’ receipt of cash distributions on their alternative asset portfolio. The trustee of the Customer ExAlt Trusts intends to make principal payments on the ExAlt Loans out of the proceeds of the distributions from the alternative assets. To the extent the Customer ExAlt Trusts do not receive distributions, such as if the managers of the professionally managed funds comprising the alternative assets determine to delay distributions or transactions that would result in the distributions to its limited partners, the Customer ExAlt Trusts’ ability to repay the ExAlt Loans, and therefore, Ben Liquidity’s ability to receive principal and interest payments in cash may be adversely impacted. During the nine months ended December 31, 2024, largely as a result of macro-economic conditions, the Customer ExAlt Trusts continued to receive fewer distributions from their alternative assets than was originally anticipated, which adversely impacted the Customer ExAlt Trusts’ ability to repay the ExAlt Loans and our liquidity. Such conditions are expected to continue throughout the remainder of fiscal year 2025. In spite of this, the fair value of the investments held by the Customer ExAlt Trusts have increased during the three and nine months ended December 31, 2024.
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
As of the date of this Quarterly Report on Form 10-Q, we believe that our anticipated operating cash flows, proceeds on ExAlt Loan payments and fee income derived from distributions on investments held by the Customer ExAlt Trusts or other investments held by Ben, and additional sources of liquidity, are not sufficient to meet our contractual obligations over the next 12 months, which includes outstanding borrowings of approximately $21.3 million with a maturity date of February 15, 2025, which we are in the process of negotiating an extension to the February 15, 2025 maturity date for this borrowing. While we may refinance some or all of the existing borrowings due prior to their maturity, with either our current lenders or other lenders, continue to seek opportunities to reduce corporate overhead, and intend to raise capital through equity or debt investments in us by third parties, including through the SEPA, we cannot conclude these are probable of being implemented or, if probable of being implemented, being in sufficient enough amounts to satisfy our contractual amounts as they presently exist that are coming due over the next 12 months as of the date of filing this Quarterly Report on Form 10-Q.
As further discussed in other sections of this Quarterly Report on Form 10-Q, on June 27, 2023, we entered into the SEPA with Yorkville, whereby we have the right, but not the obligation, to sell to Yorkville up to $250.0 million of shares of the Company’s Class A common stock. Through February 7, 2025, the Company had offered and sold 3,920,225 shares of Class A common stock to the Yorkville Investor pursuant to the SEPA for net proceeds of approximately $9.0 million. On June 20, 2024, the Company obtained stockholder approval pursuant to Nasdaq Listing Rule 5635(d) for the issuance of shares of Class A common stock to the Yorkville in excess of the Exchange Cap. As a result, the Company may issue up to an aggregate of approximately $246.1 million worth of shares of Class A common stock following registration with the SEC, with such registration statement declared effective by the SEC on November 12, 2024. As of February 7, 2025, approximately $241.0 million worth of shares of Class A common stock remains available under the terms of the SEPA. The issuance of additional shares of Class A common stock under the SEPA will dilute the percentage ownership interest of all stockholders, could dilute the book value per share of the Class A common stock and will increase the number of the Company’s outstanding shares, which could cause the market price of our Class A common stock to decrease. Additionally, the decision regarding future sale of shares, including those under the SEPA, is subject to market conditions, such as trading volume, price of our Class A Common Stock and other factors beyond our control.
As further discussed in other sections of this Quarterly Report on Form 10-Q, on October 19, 2023, we entered into a three-year $25.0 million term loan with HH-BDH, which was fully drawn upon closing and, the proceeds of which were used to repay certain outstanding obligations, fund development of our products, and provide additional working capital. On August 16, 2024, an amendment to the term loan with HH-BDH was executed to add a subsequent term loan of $1.7 million, which was fully drawn upon the closing, and, the proceeds of which used to provide additional working capital. The HH-BDH Credit Agreement contains certain financial maintenance covenants, including a debt service coverage ratio and, beginning on December 31, 2024, a minimum liquidity requirement of $4.0 million, measured on the last day of each month. Additionally, on August 6, 2024, we entered into the Purchase Agreement with Yorkville, pursuant to which we agreed to issue and sell to Yorkville in connection with the issuance and sale by the Company of Convertible Debentures issuable in an aggregate principal amount of up to $4.0 million, which are convertible into shares of the Company’s Class A common stock. Yorkville purchased and the Company issued $2.0 million in aggregate principal amount of Convertible Debentures at the First Closing. Furthermore, the Company agreed to issue to the Yorkville Warrants to purchase up to 1,325,382 shares of Class A common stock at an exercise price of $2.63. At the First Closing, the Company issued a Yorkville Warrant to purchase up to 662,691 shares of Class A common stock. Additionally, on November 13, 2024, the Second Closing under the Purchase Agreement occurred whereby the Company issued an additional $2.0 million in aggregate principal amount of

Convertible Debentures for proceeds of approximately $1.8 million and issued an additional Yorkville Warrant to purchase up to 662,691 shares of Class A common stock. The Convertible Debentures do not bear interest, subject to a potential increase to 18.0% per annum (or the maximum amount permitted by applicable law) upon the occurrence of certain events of default. The Convertible Debentures will mature on February 6, 2025 and resulted in gross proceeds to the Company of approximately $3.6 million. The Convertible Debentures were issued at an original issue discount of 10%. The Company is required to make monthly cash payments of principal in the amount of $1.3 million (or such lesser amount as may then be outstanding) plus all accrued and unpaid interest as of such payment. Such payments will commence 30 days following the Second Closing and will continue on a monthly basis thereafter until the Convertible Debentures are repaid in full, subject to certain conditions as described in the Convertible Debentures. If any of these limitations of the HH-BDH Credit Agreement or the Purchase Agreement were to materially impede the flow of cash to us, our ability to service and repay our debt would be materially and adversely affected. Notwithstanding the receipt of the proceeds of the borrowings made under the HH-BDH Credit Agreement, as amended, and the Yorkville securities purchase agreement, to the extent the Company continues to receive cash distributions that are less than previously projected amounts from its alternative assets, the Company will require additional capital to fund and grow its operations.
We may not be able to refinance our indebtedness or obtain additional financing on terms favorable to the Company, or at all. To the extent that Ben or its subsidiaries raise additional capital through the future sale of equity or debt, the ownership interest of our existing equity holders may be diluted. The terms of these future equity or debt securities may include liquidation or other preferences that adversely affect the rights of our existing equity unitholders or involve negative covenants that restrict Ben’s ability to take specific actions, such as incurring additional debt or making additional investments in growing the operations of the Company. If Ben defaults on these borrowings, then the Company will be required to either (i) sell participation or other interests in our loans or other of our assets or (ii) to raise additional capital through the sale of equity and the ownership interest of our equity holders may be diluted. Further, given the number of shares of Class A common stock eligible for resale as a result of various registration statements we have filed with the SEC, our stock price may be further depressed as a result of significant sales of our securities, which could adversely affect our ability to raise equity capital on favorable terms or at all. In addition, because the $920.00 exercise price per share of the outstanding Warrants substantially exceeds the current trading price per share of our Class A common stock ($0.75 per share as of December 31, 2024), there is no assurance that the Warrants will be in the money prior to their expiration and it is unlikely that the Warrant holders will be able to exercise such Warrants in the near future, if at all. Accordingly, we are unlikely to receive any proceeds from the exercise of the Warrants in the near future, if at all, and the Warrants may not provide any additional capital. Similarly, the Yorkville Warrants have an exercise price ($2.63 per share) that exceeds the current trading price per share of our Class A common stock. In considering our capital requirements and sources of liquidity, we have not assumed or relied on the receipt of proceeds from the exercise of Warrants or Yorkville Warrants. As a result of the foregoing, we may require additional capital resources to execute strategic initiatives to grow our business.
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
Recent Equity Issuances
On each of November 18, 2024, November 27, 2024 and January 8, 2025, Yorkville purchased 3,274,000, 75,000, and 73,100 shares of Class A common stock, respectively, for prices of $1.57, $1.21 and $0.78 per share, respectively, pursuant to the terms of the SEPA.
On October 9, 2024, November 15, 2024, December 12, 2024 and January 9, 2025, the Company issued 4,175, 6,164, 9,517, and 10,929, respectively, shares of Class A common stock of the Company to a consultant of the Company.

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
On July 12, 2023, BCH, entered into (a) that certain Amendment No. 7 to the First Lien Amendment, which amended the First Lien Credit Agreement, and (b) that certain Amendment No. 7 to Second Lien Amendment (together with the First Lien Amendment, the “Seventh Amendments”), which amended the Second Lien Credit Agreement, each among BCH, HCLP and the other parties thereto. Among other things, the Seventh Amendments (i) modified the interest rate to a fixed rate of 9.5% (ii) extended the maturity dates of the First Lien Amendment and the Second Lien Amendment to September 15, 2024 and September 15, 2027, respectively, and (iii) agreed to installment payments on the First Lien Amendment of $5.0 million on each of March 29th, June 28th, September 29th, and December 29th of each year for so long as the obligations remain outstanding, and so long as such payments do not cause a going concern. No payments will be made on the Second Lien Amendment until the obligations on the First Lien Amendment have been fully satisfied. Effective on July 31, 2024, the maturity date of the First Lien Credit Agreement was extended from September 15, 2024 to February 1, 2025, and certain mandatory prepayment obligations thereunder were waived by HCLP until February 1, 2025. On January 31, 2025, these terms were further extended to February 8, 2025 and then on February 8, 2025 the terms were extended to February 15, 2025. As of the date of this Quarterly Report on Form 10-Q, we are in the process of negotiating a further extension to the February 15, 2025 maturity date for the First Lien Credit Agreement.
As part of the Seventh Amendments, Ben agreed to pay fees totaling approximately $0.1 million. During the three and nine months ended December 31, 2024 and 2023, no deferred financing costs were paid to HCLP. No payments of principal or interest have been made on the First Lien or Second Lien Credit Agreements since the interest payment made in March 2023. Accrued interest on the First Lien or Second Lien Credit Agreements of $16.3 million as of December 31, 2024 and $9.5 million as of March 31, 2024 is included in other liabilities in the consolidated statement of financial condition. Through December 31, 2024, all required principal and interest payments due under the Second A&R Agreements have been paid.
In connection with the Second A&R Agreements, Beneficient Holdings, Inc. (“BHI”), which is owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trustee, and Mr. Heppner and his family are the beneficiaries, owns a majority of the BCH Class S Ordinary Units, Class S Preferred Units of BCH (“BCH Class S Preferred Units”), BCH Preferred A.0, Preferred Series A Subclass 1 Unit Accounts of BCH (“BCH Preferred A.1”), and BCH FLP-1 Unit Accounts, and Subclass 3 FLP Unit Accounts of BCH, will grant certain tax-related concessions to HCLP as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5% of BCH Preferred A.1 held by BHI, which will be held by HCLP, may convert to BCH Preferred A.0. In addition, recipients of a grant of BCH Preferred A.1 from BHI will have the right to put an amount of BCH Preferred A.1 to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred A.1 from BHI. No such liability existed as of December 31, 2024 or March 31, 2024.
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
Ben may be required to pay an additional extension fee to extend the maturity dates of the Second A&R Agreements beyond February 15, 2025 and September 15, 2027.
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
The Amended Credit Agreement also required the Borrower to prepay the outstanding principal balance of the Loans in the amount of $200 thousand, $200 thousand, $200 thousand, $200 thousand and $875 thousand on each of September 7, 2024, October 7, 2024, November 7, 2024, December 7, 2024 and December 31, 2024, respectively. Furthermore, on each Required Payment Date, the Borrower shall prepay the outstanding principal balance of the Loans by an amount equal to the lesser of (a) the Total Portfolio Net Receipts for the most recently ended period beginning on the 16th day of each month and ending on the 15th day of the immediately following month, and (b) as of each Required Payment Date, an amount equal to the excess, if any, of (x)(i) the number of Required Payment Dates occurring on or prior to such Required Payment Date, multiplied by (ii) $500,000, minus (y) the amount of all Excess Payments made prior to such Required Payment Date. Additionally, the Amended Credit Agreement requires the Borrower to make certain minimum monthly payments to prepay the balance of the Loans.
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
Unfunded Capital Commitments
The Customer ExAlt Trusts had $45.9 million and $47.8 million of potential gross capital commitments as of December 31, 2024, and March 31, 2024, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The trust holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by certain of the associated trusts within the ExAlt PlanTM or affiliated entities. To the extent that the associated Customer ExAlt Trust or their affiliated entities cannot pay the capital funding commitment, Ben is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Ben to the Customer ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves, if any, held by the associated Customer ExAlt Trusts or their affiliated entities are added to the ExAlt Loan balance between Ben and the Customer ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. The majority, or 90%, of our portfolio with an unfunded commitment has a vintage of 2012 and prior. As the vintages continue to age, a cash requirement becomes less likely. We consider the creditworthiness of the investment on a case-by-case basis. As of December 31, 2024 and March 31, 2024, there were no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.
Dependence on Related Party Transactions
In the ordinary course of business, we depend on certain transactions with related parties. For example, as discussed above, Ben, through its subsidiaries, is a party to the Second A&R Agreements with HCLP. HCLP is an indirect subsidiary of Highland Consolidated, L.P. Ben’s CEO is a beneficiary and trust investment advisor of the trusts that control, and are the partners of, Highland Consolidated, L.P. As of December 31, 2024, we had approximately $94.6 million (including an unamortized premium thereon) of debt outstanding derived from BCH’s secured loans with HCLP. In addition, unpaid interest of $16.3 million was accrued and owed as of December 31, 2024.
Additionally, effective October 19, 2023, Ben, through its subsidiaries, is a party to the $25.0 million HH-BDH Credit Agreement with HH-BDH. HH-BDH’s sole member is Hicks Holdings whose managing member is a member of our Board. On August 16, 2024, Amendment to the HH-BDH Credit Agreement was executed to add a subsequent term loan of $1.7 million. As of December 31, 2024, we had approximately $23.4 million (including an unamortized discount thereon) of debt outstanding derived from the term loan with HH-BDH.
Furthermore, Ben and BCH are parties to a Services Agreement with Bradley Capital Company, L.L.C. (“Bradley Capital”) and Beneficient Management Counselors, L.L.C. effective June 1, 2017. Effective as of January 1, 2022, the parties entered into the First Amended and Restated Services Agreement and effective June 7, 2023, the parties entered into the Second Amended and Restated Services Agreement (the “Services Agreement”). Bradley Capital is an entity associated with Ben’s CEO. During the three months ended December 31, 2024 and 2023, Ben recognized expenses totaling $0.7 million and $0.7 million, respectively, related to this services agreement. During the nine months ended December 31, 2024 and 2023, Ben recognized expenses totaling $2.1 million and $2.0 million, respectively, related to this services agreement. As of December 31, 2024 and March 31, 2024, $3.5 million and $2.7 million, respectively, was owed to Bradley Capital related to the Services Agreement.
As reported on a Schedule 13D/A filed by the GWG Wind Down Trust on October 8, 2024, the GWG Wind Down Trust held approximately 7.6% of the Class A common stock, down from approximately 45% of the Class A common stock at the time our June 30, 2024 Form 10-Q was filed on August 14, 2024.
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
Goodwill and Identifiable Intangible Assets
Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. Subsequent to the public listing on June 8, 2023, and through the date of this report, the Company has experienced a significant sustained decline in the price of its Class A common stock and its related market capitalization. We believe that these factors indicated that the fair value of our reporting units had more likely than not fallen below their carrying values as of each quarter end starting with the quarter ending as of June 30, 2023. As such, management performed an interim impairment test of goodwill as of each quarter end starting with June 30, 2023 through the most recent quarter end of December 31, 2024. For the quarter ended December 31, 2023, this resulted in $883.2 million of non-cash goodwill impairment at the Ben Liquidity and Ben Custody reporting units. For the quarter ended December 31, 2024, while a triggering event was identified, no goodwill impairment was necessary based on the impairment testing analysis. For year-to-date December 31, 2023, non-cash goodwill impairment of $2.3 billion was recorded at the Ben Liquidity and Ben Custody reporting units. For year-to-date December 31, 2024, non-cash goodwill impairment of $3.7 million was recorded at the Ben Custody and Ben Markets reporting units.
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
The discount rates used for each reporting unit in the June 30, 2023, September 30, 2023 and December 31, 2023 impairment assessments ranged from 24.8% to 27.2%. The Company applied a terminal year long-term growth rate of 3.0% for each reporting unit for the June 30, 2023, September 30, 2023 and December 31, 2023 impairment analyses.
The discount rates used for the relevant reporting units ranged from 28.0% to 29.3% in the June 30, 2024, September 30, 2024 and December 31, 2024 impairment assessments. The Company applied a terminal year long-term growth rate of 3.0% for each relevant reporting unit in both the June 30, 2024, September 30, 2024 and December 31, 2024 impairment analyses.
Remaining goodwill of $9.9 million at December 31, 2024 relates to the Ben Custody and Ben Markets reporting units. Subsequent to the December 31, 2024 impairment, there was nominal excess of reporting unit fair value over carrying value for Ben Custody and approximately $0.4 million of reporting unit fair value over carrying value for Ben Markets.
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
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the nine months ended December 31, 2024, that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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
The Texas District Court directed the parties to file motions requesting any further relief that may be available within twenty days of the order. On August 2, 2024, the Claimant filed an appeal to challenge the order vacating the Arbitration Award in the Texas Fifth Court of Appeals. The Claimant filed his opening brief on October 28, 2024, and the Company filed its response brief on January 21, 2025. On February 10, 2025, the Claimant filed his reply brief. The Texas Fifth Court of Appeals has not yet determined whether oral arguments will be granted in the case or a specific timeline for making its final decision.The Company intends to vigorously defend itself in connection with the appeal.
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
On August 29, 2024, the Company and related entities moved to dismiss the claims asserted against them. Ben’s CEO and related entities also moved to dismiss the claims asserted against them. The remaining defendants moved to dismiss the claims asserted against them on November 4, 2024. The motions remain pending. On December 26, 2024, the Litigation Trustee, the Company, its affiliates and officers and directors, and other defendants insured under the applicable insurance policies filed a stipulation informing the court that they had reached an agreement in principle to settle the case. The Litigation Trustee has not yet filed a motion for court approval of the settlement. The settlement in principle does not require any payment by the Company or its affiliates and officers and directors and would resolve both the Adversary Proceeding and the securities class action described below. If the settlement is not approved, the Company, its affiliates and its officers and directors intend to vigorously defend themselves against these claims.
The terms of the proposed settlement in principle would be within the policy limits of the Company’s insurance policy with respect to such claims, and the Company expects the settlement will be entirely funded by insurance proceeds. The Company therefore does not believe any losses associated with the settlement would have a material adverse effect on its results of operations or cash flows in future periods. Accordingly, the Company has recorded an estimated liability of $34.5 million in accounts payable and accrued expenses and estimated insurance recoveries of $34.5 million in other assets, net, in the consolidated statement of financial condition as of December 31, 2024. The amounts reflected in our consolidated financial statements for the estimated liability and insurance recoveries represents an estimate of the amounts attributable to Ben, its consolidated subsidiaries, and directors as part of a broader proposed settlement in principle also involving other parties.
The Company owes indemnification obligations pursuant to certain existing contracts, including to certain parties included in the LT Complaint that are not parties to the settlement in principle described above. The Company is required to indemnify these parties for losses they incur in connection with the LT Complaint, including for their defense of the LT Complaint and any judgment entered against them in the LT Complaint.
On March 30, 2023, David Scura and Clifford Day, on behalf of themselves and all others similarly situated, filed a class action lawsuit in the United States District Court for Northern District of Texas against Ben, certain members of its board of directors (Brad K. Heppner, Peter T. Cangany, Richard W. Fisher, Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer), certain past members of the board of directors of GWG Holdings (Jon R. Sabes and Steven F. Sabes), FOXO Technologies Inc. (“FOXO”), and Emerson Equity LLC (“Emerson”) (the “Scura Action”). The suit alleged that the defendants defrauded GWG Holdings’ investors, and it asserted claims on behalf of a putative class consisting of all persons and entities who purchased or otherwise acquired GWG Holdings’ L Bonds or preferred stock of GWG Holdings between December 23, 2017, and April 20, 2022. The suit alleged that (i) BCG, the individual defendants, and FOXO violated Sections 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, (ii) that the individual defendants violated Section 20(a) of the Exchange Act, and (iii) that Emerson violated Section 15(c)(1)(A) of the Exchange Act. The complaint did not allege the total amount of damages sought by the plaintiffs. On June 8, 2023, the plaintiffs in the Scura Action filed a voluntary notice of dismissal without prejudice.
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
The plaintiffs re-filed their claims in Dallas County District Court on November 22, 2024. On January 17, 2025, the plaintiffs filed notices informing the court that the parties had reached an agreement in principle to settle all claims and anticipate dismissing the cases following the settlement documentation process. The settlement in principle does not require any payment by the Company or the other defendants. If the settlement is not consummated, the Company and its officers and directors intend to vigorously defend themselves in the litigation.
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
On October 2, 2023, the Lead Plaintiffs filed a Consolidated Class Action Complaint against the Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer, Murray T. Holland, Timothy L. Evans, David H. de Weese, Roy W. Bailey, David F. Chavenson, and Whitley Penn LLP, alleging Securities Act violations arising out of the Offering. The complaint alleges that the individual defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act, and further alleges that the Company violated Section 15 of the Securities Act. The Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer (the “Ben Individual Defendants”) filed a motion to dismiss the complaint on November 7, 2023. On January 4, 2024, defendants Murray Holland, Tim Evans, Roy Bailey, Whitley Penn, David Chavenson and David H. de Weese filed motions to dismiss. The Lead Plaintiffs’ responded to the various motions to dismiss on February 20, 2024, and the defendants (other than Whitley Penn) filed replies in support of the motions to dismiss on March 21, 2024. On October 24, 2024, the court granted defendants’ motions to dismiss and dismissed the claims without prejudice. The Lead Plaintiffs filed an amended complaint on November

14, 2024. On December 26, 2024, the Lead Plaintiff, the Company, and other defendants filed a motion informing the court that they had reached an agreement in principle to settle the claims on a class-wide basis. The Lead Plaintiff has not yet filed a motion for preliminary approval. The settlement in principle does not require any payment by the Company or its affiliates and officers and directors, and it would resolve both the Adversary Proceeding referenced above and the securities class action. If the settlement is not approved, the Company intends to vigorously defend itself in the litigation.
On December 6, 2024, Young Women’s Christian Association of Rochester and Monroe County (“YWCA”) filed a derivative and class action lawsuit in the Delaware Court of Chancery against Hatteras Funds, LP and Hatteras Investment Partners, LP (together, “HIP”); Hatteras Master Fund, L.P. and Hatteras Core Alternatives TEI Institutional Fund (the “TEI Institutional Fund,” and together with Hatteras Master Fund, L.P., the “Funds”); various current or former officers and directors of the Funds (David B. Perkins, H. Alexander Holmes, Steven E. Moss, Gregory S. Sellers, and Thomas Mann) (collectively, the “Director Defendants,” and together with HIP, the “Hatteras Defendants”); and Beneficient and Bradley K. Heppner (the “Ben Defendants”). YWCA, as a unitholder of the TEI Institutional Fund, asserts claims against the Hatteras Defendants for breach of fiduciary duty, breach of contract, and unjust enrichment arising from a plan to liquidate the Funds that involved a transaction with the Company. YWCA also asserts claims against the Ben Defendants for fraud, aiding and abetting breach of fiduciary duty, and unjust enrichment in connection with this transaction.
On January 10, 2025, the Hatteras Defendants and Mr. Perkins filed a Notice of Removal, removing the action to the United States District Court of the District of Delaware (the “District Court”) pursuant to the Class Action Fairness Act, 28 U.S.C. § 1453(b), and 28 U.S.C. § 1332(d), which provides for federal jurisdiction over certain class action lawsuits. On January 28, 2025, YWCA filed an amended complaint, which continues to assert the derivative claims asserted in its original complaint (Counts I-VII) but no longer asserts the class action claim (formerly Count VIII). As a result, the parties entered into a stipulation remanding the case to the Court of Chancery for all further proceedings, which was entered by the District Court on February 5, 2025. On February 6, 2025, the parties filed a Joint Stipulation and [Proposed] Order Setting Time to Respond to Amended Complaint in the Court of Chancery, which provides that the deadline for defendants to answer, move, or otherwise respond to the Amended Complaint is March 3, 2025. The Company and Mr. Heppner intend to vigorously defend against these claims.
The settlement in principle of the LT Complaint utilizes substantially all of the amount of insurance coverage available to the Company on certain continuing legal matters. Therefore, ongoing defense costs and, to the extent there are any, awards against the Company associated with these legal matters will be borne by the Company. Prior to the settlement in principle of the LT Complaint, the substantial majority of the defense costs related to these certain continuing legal matters, were covered under the terms of our directors and officers insurance policies.
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
Pursuant to the Stockholders’ Equity Notice and the Listing Rules of Nasdaq, Nasdaq provided the Company with 45 calendar days, or until August 30, 2024, to submit a plan to regain compliance with the Minimum Stockholders’ Equity Requirement. On August 30, 2024, the Company timely submitted a plan to regain compliance with the Minimum Stockholders’ Equity Requirement. On November 25, 2024, Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC confirming that the Company had regained compliance with the Minimum Stockholders’ Equity Requirement, after giving pro forma effect to the (i) redesignation of approximately $35 million of BCH Preferred Series A Subclass 0 Unit Accounts into non-redeemable BCH Preferred Series A Subclass 0 Unit Accounts and (ii) the Company’s sale of 3,274,000 shares of its Class A common stock to Yorkville on November 15, 2024, for aggregate consideration of approximately $5.1 million, pursuant to the SEPA, which resulted in pro forma stockholders’ equity of $26.9 million as of September 30, 2024. However, if the Company fails to evidence compliance with the Minimum Stockholders’ Equity Requirement upon filing its next periodic report it may be subject to delisting. At that time, the Staff will provide written notification to the Company, which may then appeal Staff’s determination to a Nasdaq Hearings Panel. This Quarterly Report on Form 10-Q reports permanent equity amounts greater than the Minimum Stockholders’ Equity Requirement. The Stockholders’ Equity Notice had no immediate impact on the listing of the Class A common stock, which continues to be listed and traded on Nasdaq under the symbol “BENF,” subject to the Company’s compliance with the other listing requirements of Nasdaq.
Although the Company intends to use all reasonable efforts to maintain compliance with the Minimum Stockholders’ Equity Requirement, there can be no assurance that the Company will be able to maintain compliance with the Minimum Stockholders’ Equity Requirement or that the Company will otherwise be in compliance with other applicable Nasdaq listing criteria in the future.
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
On July 25, 2024, the Company received a notice from Nasdaq (the “Audit Committee Notice”) confirming that the Company was no longer in compliance with Nasdaq’s audit committee composition requirements as set forth in Nasdaq Listing Rule 5605, which requires that the audit committee of a listed company be comprised of at least three “independent directors” (as defined in Nasdaq Listing Rule 5605(a)(2)). Pursuant to Nasdaq Listing Rule 5605(c)(4), the Company relied on the cure period to reestablish compliance with Nasdaq Listing Rule 5605. The cure period is generally defined as until the earlier of the Company’s next annual meeting of stockholders or July 21, 2025. If the Company’s next annual meeting of stockholders is held before January 15, 2025, then the Company must evidence compliance no later than January 15, 2025.
On September 30, 2024, Patrick J. Donegan was appointed to the Board as an independent director and a member of the Audit, Products and Related Party Transactions, Credit and Enterprise Risk committees of the Board. On November 21, 2024, Karen J. Wendel was appointed to the Board as an independent director and member of the Audit committee of the Board. On November 25, 2024, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC confirming that, following the appointment of Ms. Wendel to the Board and the Audit committee, the Company had regained compliance with the audit committee composition requirements set forth in the Nasdaq Listing Rule 5605. The Audit Committee Notice had no immediate impact on the listing of the Class A common stock, which continued to be listed and traded on Nasdaq under the symbol “BENF,” during the period from the receipt of the Audit Committee Notice on July

25, 2024 until the receipt of the letter on November 25, 2024 confirming that compliance with audit committee composition requirements had been regained.
On January 13, 2025, we received a letter from the Nasdaq Staff notifying the Company that the Company had failed to comply with the Bid Price Requirement. This most recent notice has no effect at this time on the Class A Common Stock, which continues to trade on The Nasdaq Capital Market under the symbol “BENF”.
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until July 14, 2025 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. If, at any time before the Compliance Date, the bid price for the Class A Common Stock closes at $1.00 or more for a minimum of 10 consecutive business days, the Staff will provide written notification to the Company that it has regained compliance with the Bid Price Requirement (unless the Staff exercises its discretion to extend the 10-day period).
If the Company is not in compliance with the Bid Price Requirement by the Compliance Date, the Company may qualify for a second 180 calendar day period to regain compliance with the Bid Price Requirement. To qualify for an additional compliance period, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Bid Price Requirement, and would need to provide written notice to the Staff of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company does not qualify for or fails to regain compliance during the second compliance period, then the Staff will provide written notification to the Company that its Class A Common Stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to the Nasdaq Listing Qualifications Panel. However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination, that such an appeal would be successful.
The Company intends to monitor the closing bid price of its Class A Common Stock and is evaluating available options, including seeking to effect a reverse stock split, to resolve the noncompliance matters described herein and intends to take appropriate steps to maintain its listing on Nasdaq. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Requirement.
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
On November 9, 2023, defendants filed a motion to bifurcate, requesting that the Court of Chancery first resolve the threshold issue of PCA’s standing under the CVR Contract and Exchange Trust Agreements before proceeding on the merits. On November 29, 2023, PCA filed its opposition to defendants’ motion to bifurcate, and on December 8, 2023, defendants filed their reply brief. On June 24, 2024, the Court of Chancery heard oral argument and issued its ruling granting defendants’ motion to bifurcate. In its ruling, the Court of Chancery ordered the parties to promptly conduct limited standing-related discovery to allow final resolution of the standing issue on summary judgment.
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
Additionally, on December 16, 2022, the Claimant initiated a private arbitration in the International Court of Arbitration of the International Chamber of Commerce, challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The Claimant sought total damages of $36.3 million plus attorney’s fees and punitive damages. On April 23, 2024, the sole arbitrator held that in terminating the Claimant’s equity awards, the Company had breached its contractual obligations, and as a result, awarded the Claimant $55.3 million in compensatory damages, including pre-judgment interest. Post-judgment interest was also awarded to claimant. Neither attorneys’ fees nor punitive damages were awarded to the claimant. The Company was also asked to pay arbitration-related costs in the amount of approximately $0.1 million. On July 29, 2024, the Texas District Court entered an order vacating the previously Arbitration Award against the Company in the aggregate amount of approximately $55.3 million in compensatory damages, including pre-judgment and post-judgement interest. The Texas District Court directed the parties to file motions requesting any further relief that may be available within twenty days of the order. On August 2, 2024, the Claimant filed an appeal to challenge the order vacating the Arbitration Award in the Texas Fifth Court of Appeals. The Claimant filed his opening brief on October 28, 2024, and the Company filed its response brief on January 21, 2025. On February 10, 2025, the Claimant filed his reply brief. The Texas Fifth Court of Appeals has not yet determined whether oral arguments will be granted in the case or a specific timeline for making its final decision. The Company intends to vigorously defend itself in connection with the appeal.
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
On August 29, 2024, the Company and related entities moved to dismiss the claims asserted against them. Ben’s CEO and related entities also moved to dismiss the claims asserted against them. The remaining defendants moved to dismiss the claims asserted against them on November 4, 2024. The motions remain pending. On December 26, 2024, the Litigation Trustee, the Company, its affiliates and officers and directors, and other defendants insured under the applicable insurance policies filed a stipulation informing the court that they had reached an agreement in principle to settle the case. The Litigation Trustee has not yet filed a motion for court approval of the settlement. The settlement in principle does not require any payment by the Company or its affiliates and officers and directors and would resolve both the Adversary Proceeding and the securities class action described below. If the settlement is not approved, the Company, its affiliates and its officers and directors intend to vigorously defend themselves against these claims.
The terms of the proposed settlement in principle would be within the policy limits of the Company’s insurance policy with respect to such claims, and the Company expects the settlement will be entirely funded by insurance proceeds. The Company therefore does not believe any losses associated with the settlement would have a material adverse effect on its results of operations or cash flows in future periods. Accordingly, the Company has recorded an estimated liability of $34.5 million in accounts payable and accrued expenses and estimated insurance recoveries of $34.5 million in other assets, net, in the consolidated statement of financial condition as of December 31, 2024. The amounts reflected in our consolidated financial statements for the estimated liability and insurance recoveries represents an estimate of the amounts attributable to Ben, its consolidated subsidiaries, and directors as part of a broader proposed settlement in principle also involving other parties.
The Company owes indemnification obligations pursuant to certain existing contracts, including to certain parties included in the LT Complaint that are not parties to the settlement in principle described above. The Company is required to indemnify these parties for losses they incur in connection with the LT Complaint, including for their defense of the LT Complaint and any judgment entered against them in the LT Complaint.

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
On March 30, 2023, David Scura and Clifford Day, on behalf of themselves and all others similarly situated, filed a class action lawsuit in the United States District Court for Northern District of Texas against Ben, certain members of the Board (Brad K. Heppner, Peter T. Cangany, Jr., Richard W. Fisher, Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer), certain past members of the board of directors of GWG (Jon R. Sabes and Steven F. Sabes), FOXO and Emerson Equity LLC (“Emerson”) (the “Scura Action”). The suit alleged that the defendants defrauded GWG investors in connection with the sale of GWG’s L Bonds and preferred stock, and it asserted claims on behalf of a putative class consisting of all persons and entities who purchased or otherwise acquired GWG’s L Bonds or preferred stock of GWG between December 23, 2017 and April 20, 2022. The suit alleged that (i) the Company, the individual defendants, and FOXO violated Sections 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, (ii) that the individual defendants violated Section 20(a) of the Exchange Act and (iii) that Emerson violated Section 15(c)(1)(A) of the Exchange Act. On May 3, 2023, Thomas Horton and Frank Moore, in their capacities as the lead plaintiffs in the Bayati Action, filed a motion to lift the automatic stay in the Chapter 11 Cases in order to file a motion in the Northern District of Texas seeking to consolidate the Bayati and Scura Actions under the Private Securities Litigation Reform Act. On June 8, 2023, the plaintiffs in the Scura Action filed a voluntary notice of dismissal without prejudice.
On August 16, 2023, Thomas Horton and Frank Moore, in their capacities as the Lead Plaintiffs in the Bayati Action, filed a notice regarding the confirmation of the Debtors’ Chapter 11 plan in the GWG bankruptcy, a motion seeking to lift the bankruptcy stay and a motion to consolidate the Bayati and Horton Actions. On September 12, 2023, the court entered an order consolidating the Bayati and Horton Actions. The court ordered that the consolidated action shall bear the caption In re GWG Holdings, Inc. Securities Litigation. The court lifted the bankruptcy stay and ordered the Lead Plaintiffs to file a new consolidated complaint within 20 days. On October 2, 2023, the Lead Plaintiffs filed a Consolidated Class Action Complaint against the Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer (the “Ben Individual Defendants”), Murray T. Holland, Timothy L. Evans, David H. de Weese, Roy W. Bailey, David F. Chavenson, and Whitley Penn LLP, alleging Securities Act violations arising out of the Offering. The complaint alleges that the individual defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act, and further alleges that the Company violated Section 15 of the Securities Act. The Company and the Ben Individual Defendants filed a motion to dismiss the complaint on November 7, 2023. On January 4, 2024, defendants Murray Holland, Roy Bailey, Tim Evans, Whitley Penn, David Chavenson and David H. de Weese filed motions to dismiss. The Lead Plaintiffs’ responded to the various motions to dismiss on February 20, 2024, and the defendants (other than Whitley Penn) filed replies in support of the motions to dismiss on March 21, 2024. On October 24, 2024, the court granted defendants’ motions to dismiss and dismissed the claims without prejudice. The Lead Plaintiffs filed an amended complaint on November 14, 2024. On December 26, 2024, the Lead Plaintiff, the Company, and other defendants filed a motion informing the court that they had reached an agreement in principle to settle the claims on a class-wide basis. The Lead Plaintiff has not yet filed a motion for preliminary approval. The settlement in principle does not require any payment by the Company or its affiliates and officers and directors, and it would resolve both the Adversary Proceeding referenced above and the securities class action. If the settlement is not approved, the Company intends to vigorously defend itself in the litigation.
On October 27, 2023, David Scura filed a petition in Dallas County District Court against Brad K. Heppner, Jon R. Sabes, Steven F. Sabes, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer, the Company and FOXO, alleging violation of the Texas Securities Act, common law fraud, unjust enrichment, and civil conspiracy to defraud. Also on October 27, 2023, Clifford Day and Carla Monahan filed a petition in Dallas County District Court against the same defendants, alleging the same claims. On April 10, 2024, the plaintiffs and Ben parties entered into a twelve-month tolling agreement, and the plaintiffs filed motions to nonsuit their claims that the courts granted on April 12, 2024 and April 16, 2024, respectively. The plaintiffs re-filed their claims in Dallas County District Court on November 22, 2024. On January 17, 2025, the plaintiffs filed notices informing the court that the parties had reached an agreement in principle to settle all claims and anticipate dismissing the cases following the settlement documentation process. The settlement in principle does not require any payment by the Company or the other defendants. If the settlement is not consummated, the Company and its officers and directors intend to vigorously defend themselves in the litigation.
On December 6, 2024, YWCA filed a derivative and class action lawsuit in the Delaware Court of Chancery against HIP, the Funds, the Hatteras Defendants, and the Ben Defendants. YWCA, as a unitholder of the TEI Institutional Fund, asserts claims against the Hatteras Defendants for breach of fiduciary duty, breach of contract, and unjust enrichment arising from a plan to liquidate the Funds that involved a transaction with the Company. YWCA also asserts claims against the Ben Defendants for fraud, aiding and abetting breach of fiduciary duty, and unjust enrichment in connection with this transaction.
On January 10, 2025, the Hatteras Defendants and Mr. Perkins filed a Notice of Removal, removing the action to District Court pursuant to the Class Action Fairness Act, 28 U.S.C. § 1453(b), and 28 U.S.C. § 1332(d), which provides for federal jurisdiction over certain class action lawsuits. On January 28, 2025, YWCA filed an amended complaint, which continues to assert the derivative claims asserted in its original complaint (Counts I-VII) but no longer asserts the class action claim (formerly Count VIII). As a result, the parties entered into a stipulation remanding the case to the Court of Chancery for all further proceedings, which was entered by the District Court on February 5, 2025. On February 6, 2025, the parties filed a Joint Stipulation and [Proposed] Order Setting Time to Respond to Amended Complaint in the Court of Chancery, which provides that the deadline for defendants to answer, move, or otherwise respond to the Amended Complaint is March 3, 2025. The Company and Mr. Heppner intend to vigorously defend against these claims.
This litigation (and related litigation against other parties that is not part of the pending settlement) can subject us to substantial costs and divert resources and the attention of management from our business. If these claims are successful, our business could be seriously harmed. Even if the claims do not result in protracted litigation or are resolved in our favor, the time and resources needed to resolve such claims could divert our management’s resources and adversely affect our business.
The settlement in principle of the LT Complaint utilizes substantially all of the amount of insurance coverage available to the Company on certain continuing legal matters. Therefore, ongoing defense costs and, to the extent there are any, awards against the Company associated with these legal matters will be borne by the Company. Prior to the settlement in principle of the LT Complaint, the substantial majority of the defense costs related to these certain continuing legal matters, were covered under the terms of our directors and officers insurance policies.
The Company may be materially adversely affected by negative publicity.
The Company has received in the past, and may continue to receive in the future, negative publicity, which could adversely affect our reputation, operations, and financial condition. For example, we and certain of our officers and directors have been the subject of negative media coverage in the Wall Street Journal and other outlets regarding alleged self-dealing and the misuse of company funds. On July 28, 2023, we and certain of our executive officers filed a claim for defamation against Alexander Gladstone, the author of the Wall Street Journal’s previous media coverage concerning the Company. On May 22, 2024, the court in this case denied Mr. Gladstone’s motion to dismiss, allowing our claims to proceed. Mr. Gladstone filed an answer on June 19, 2024, and a trial has been set for March 2026. On July 26, 2024, defamation claims relating to the article authored by Gladstone were filed against Dow Jones & Co. Inc., the Wall Street Journal’s publisher (“Dow Jones”). On November 6, 2024, Dow Jones filed a motion to dismiss. On January 17, 2025, the Company entered into a binding agreement to settle all claims against Mr. Gladstone and Dow Jones. The Company determined to enter into the agreement to eliminate ongoing costs and distractions associated with the litigation.
We may continue to experience negative attention in the media. Additionally, such negative publicity has in the past, and may continue, to impact the willingness of our customers and other parties to transact business with us. These direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on the Company’s businesses, financial condition and results of operations. Negative publicity also could have the effect of heightening the other risks described in our Annual Report on Form 10-K.
The closing of our pending acquisition of Mercantile Bank International, Corp. (“MBI”) is subject to various risks and uncertainties, and following closing, our operation of MBI will subject us to new regulatory requirements and operational risks.
We have entered into an agreement to acquire MBI, an International Financial Entity (“IFE”) regulated by the Office of the Commissioner of Financial Institutions of Puerto Rico (“OCFI”). The closing of this acquisition is subject to various closing conditions, including receipt of regulatory approval from OCFI. We cannot assure you that we will be able to obtain the required regulatory approval in a timely manner or at all. OCFI may deny the required approval, impose burdensome conditions on its approval, or delay its decision beyond our expected timeline. Any such denial, delay, or imposition of conditions could prevent the closing of this acquisition or materially impact the expected benefits. If we are unable to complete this acquisition, we will have incurred significant transaction-related expenses and devoted substantial management time and resources without realizing its anticipated benefits.
If we consummate the acquisition, we will be subject to a complex regulatory framework administered by OCFI and will need to comply with various laws, regulations, and supervisory requirements applicable to IFEs operating in Puerto Rico. We have no prior experience operating an IFE or being regulated by OCFI. Our inexperience in complying with the applicable regulatory requirements could result in inadvertent violations, regulatory enforcement actions, fines, penalties, or restrictions on our operations. Additionally, changes in laws, regulations, or OCFI’s interpretations or enforcement priorities could increase our compliance costs or restrict our ability to operate the IFE as planned.
The operation of an IFE will require us to implement new systems, processes, and controls, hire and retain qualified personnel with relevant expertise, and make significant investments in compliance infrastructure. We may experience difficulties or delays in implementing these operational requirements, which could adversely impact the IFE’s performance or result in regulatory compliance deficiencies. Furthermore, the integration of the IFE’s operations with our existing business may be more complex, time-consuming, or costly than anticipated, which could divert management attention and resources from other business objectives. These risks, individually or in combination, could materially and adversely affect our business, financial condition, results of operations, and growth prospects.
The success of the MBI acquisition will depend, in part, on our ability to realize the anticipated benefits from acquiring MBI. The anticipated benefits and estimates of future growth and synergies of the MBI acquisition may not be realized fully or at all, may take longer to realize than expected, or could have other adverse effects that we do not currently foresee. The failure to realize the anticipated benefits and synergies expected from the MBI acquisition could adversely affect our business, financial condition and operating results.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Except as set forth below, there were no sales of unregistered securities during the quarter ended December 31, 2024 that were not previously reported on a Current Report on Form 8-K.
On each of November 18, 2024, November 27, 2024 and January 8, 2025, Yorkville purchased 3,274,000, 75,000, and 73,100 shares of Class A common stock for prices of $1.57, $1.21 and $0.78 per share, respectively, pursuant to the terms of the SEPA. Such issuances were in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
On October 9, 2024, November 14, 2024, December 12, 2024 and January 9, 2025, the Company issued 4,175 shares, 6,164 shares, 9,517 and 10,929 shares of Class A common stock of the Company to a consultant of the Company. The issuance of the Class A common stock pursuant to these transactions was not registered under the Securities Act and each was issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.1.9
Certificate of Designation of Beneficient Series B-5 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on January 6, 2025).

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

4..6.5
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
10.1##
Stock Purchase Agreement, dated December 4, 2024, by and among Beneficient, Beneficient Capital Company Holdings, L.P., Mercantile Global Holdings, Inc., and Mercantile Bank International Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on December 5, 2024).

10.2#
Security and Guarantee Release Agreement, dated December 4, 2024, by and among Mercantile Global Holdings, Inc., Mercantile Bank International Corp., Galaxy Digital Ventures LLC, and Beneficient (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on December 5, 2024).

10.3#
Transition Services Agreement, dated December 4, 2024, by and among Beneficient, Beneficient Capital Company Holdings, L.P., Mercantile Global Holdings, Inc., and Mercantile Bank International Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on December 5, 2024).

10.4#
Master Agreement, dated December 22, 2024, by and among Beneficent, Beneficient Company Holdings, L.P., Beneficient Company Group, L.L.C., Beneficient Management Partners, L.P., and Beneficient Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on December 23, 2024).

10.45.1
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

10.5.2*
Letter Agreement regarding Second Amended and Restated First Lien Credit Agreement and Second Amended and Restated Second Lien Credit Agreement, dated January 31, 2025, among Beneficient, Beneficient Company Holdings, L.P., and HCLP Nominees, L.L.C.

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
## Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BENEFICIENT

Date: February 14, 2025	By:	/s/ Brad K. Heppner
Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Date: February 14, 2025	By:	/s/ Gregory W. Ezell
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)