Form 10-K
period 2025-03-31
Beneficient
filed 2025-09-29
CIK 1775734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of September 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock was $4,598,410, computed by reference to the closing sales price of $1.23 per share and number of shares outstanding held by non-affiliates of the registrant (each as adjusted for the registrant’s reverse stock split).
As of September 22, 2025, Beneficient had 9,464,248 shares of Class A common stock outstanding and 239,257 shares of Class B common stock outstanding.
Documents Incorporated by Reference
None.

BENEFICIENT
Annual Report on Form 10-K for the Year Ended March 31, 2025

i

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
•we have been notified by Nasdaq of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our Class A common stock could be delisted from Nasdaq;
•we have been notified that events of default have occurred with respect to the HCLP Loan Agreement (as defined herein), and we are subject to litigation in connection with the same. As a result of the events of default, HCLP (as defined herein) has made attempts to secure the collateral under the HCLP Loan Agreement;
•Brad K. Heppner, our founder and former CEO (through his resignation on June 19, 2025), has financial interests that conflict with the interests of Beneficient and its stockholders, and following his resignation, Mr. Heppner retains certain rights to nominate candidates for our Board (as defined below). Additionally, we are currently involved in litigation brought by Mr. Heppner and his affiliates and may be subject to additional litigation in the future;
•we have identified a material weakness in our internal control over financial reporting and our management has concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2025. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in a material misstatement in our financial statements or a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our Class A common stock;
•the transfer of GWG Holdings Inc.’s (“GWG Holdings” or “GWG”) assets to the GWG Wind Down Trust and the Litigation Trust (each as defined herein) pursuant to the Second Amended Plan (as defined herein) has and could continue to create significant uncertainties and risks for our continued operations and materially and adversely impact our financial operating results;
•future resales of Class A common stock may cause the market price of Class A common stock to drop significantly;
•the market price for Class A common stock has been, and may continue to be, subject to substantial fluctuations, which may make it difficult for stockholders to sell shares at the volumes, prices, and times desired;
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
•our current inability to raise sufficient capital, recurring losses from operations, negative cash flows from operations, and delays in executing our business plans raises substantial doubt regarding our ability to continue as a going concern. If we are unable to obtain sufficient additional funding or do not have access to capital, we may be required to terminate or significantly curtail our operations;

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
Through Ben Liquidity, we finance liquidity and primary capital transactions for our Customers using a proprietary trust structure we implement for our Customers (we refer to such trusts collectively as the “Customer ExAlt Trusts”). The Customer ExAlt Trusts facilitate the exchange of a Customer’s alternative assets or to fulfill a Customer’s primary capital needs for consideration using a proprietary financing structure (such structure and related process, the “ExAlt PlanTM”). In the ExAlt PlanTM financings, a subsidiary of Ben Liquidity, Beneficient Fiduciary Financial, L.L.C. (“BFF”), a Kansas based trust company that provides fiduciary financing (or “fidfin”) to fidfin trusts, makes loans (each, an “ExAlt Loan”) to certain of the Customer ExAlt Trusts, which in turn employ a portion of the loan proceeds to acquire and deliver agreed upon consideration to the Customer in exchange for their alternative assets or to fulfill their primary capital needs. Since becoming a public company, we have also offered shares of our Class A common stock or convertible preferred stock in financings as consideration for the Customer ExAlt Trusts to meet capital calls or make other capital contributions in alternative asset funds. BFF is chartered as a Kansas Technology Enabled Fiduciary Financial Institution (“TEFFI”) under the Technology-Enabled Fiduciary Financial Institution Act (the “TEFFI Act”) and regulated by the Kansas Office of the State Bank Commissioner (the “OSBC”). Only BFF, our subsidiary, is regulated by the OSBC. The OSBC does not regulate the entirety of Ben. Ben Liquidity generates interest and fee income earned in connection with the ExAlt Loans, which are collateralized by a portion of the cash flows from the exchanged alternative assets (the “Collateral”). While the ExAlt Loans and the related interest and fee income and provision for credit losses are eliminated upon consolidation of the Customer ExAlt Trusts solely for financial reporting purposes, such amounts directly impact the allocation of income (loss) to Ben’s and BCH’s equity holders.
Through Ben Custody, we currently provide an extensive line of trustee and custody services, alternative asset trust administration, and data management services to the trustees of the Customer ExAlt Trusts and other Customers through BFF, and other of our subsidiaries, for fees payable quarterly.
Through Ben Markets, we provide broker-dealer services through our subsidiary, AltAccess Securities Company, L.P. (“AltAccess Securities”), a Financial Industry Regulatory Authority, Inc. (“FINRA”) member and Securities and Exchange Commission (“SEC”) registered broker-dealer, and transfer agent services through our subsidiary, Beneficient Transfer and Clearing Company, L.L.C. (“Beneficient Transfer”), an SEC registered transfer agent, each in connection with offering our liquidity products.
While Ben’s financial products and services are presently primarily offered through Ben Liquidity and Ben Custody, Ben plans to expand its capabilities under Ben Custody and provide additional products and services through Ben Insurance, L.L.C. and its subsidiaries (collectively, “Ben Insurance Services”) and Ben Markets L.L.C., including its subsidiaries (“Ben Markets”) in the future. Ben Insurance Services plans to provide insurance products and services to certain “affiliates” (as defined in the Kansas Captive Insurance Act), including the Customer ExAlt Trusts, custody accounts and other trusts for which BFF serves as trustee or custodian, to cover risks attendant to the ownership, management and transfer of alternative assets and financings related to alternative asset transactions. On August 8, 2025, our subsidiary, Beneficient Insurance Company, L.L.C. (“BIC”), voluntarily withdrew its filed application for an insurance charter with the Commissioner of Insurance of the State of Kansas, but intends to resubmit the application in the future. Additionally, BIC’s wholly-owned subsidiary, PEN Indemnity Insurance Company, LTD. (“PEN”) has been registered and licensed as a Class 3 insurer with the Bermuda Monetary Authority under the Bermuda Insurance Act of 1978, and Ben Insurance Services may or may not seek approval from the Bermuda authorities for PEN to become operational. Pending approval from the Bermuda authorities, PEN would advise on, retrocede and re-insure policies consistent with those policies underwritten domestically by BIC.

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
AltAccess is designed to operate seamlessly across the Ben Business Units, each of which are subject to regulation by various state and federal regulatory agencies. We believe Ben’s utilization of a centralized portal as a core capability and tool for our Customer’s seamless access to a range of alternative assets products and services is unique in the industry. In conducting its trustee, custodial, fiduciary financing and other authorized operations, BFF is regulated by the OSBC (the OSBC does not regulate the entirety of Beneficient). As a result, our AltAccess platform is periodically examined by the OSBC, and is further assessed by a third-party organization, who issues a System and Organizational Controls (“SOC”) 2 type 2 and SOC 3 compliance report for the benefit of our Customer users.
The Customer ExAlt Trusts’ distributions on alternative assets support the repayment of the ExAlt Loans plus any related interest and fees. For financial reporting purposes, even though they are not legally owned by Ben, the Customer ExAlt Trusts are required to be consolidated subsidiaries of Ben under accounting principles generally accepted in the United States (“U.S. GAAP”). As a result, Ben Liquidity’s ExAlt Loans and related interest and fee income and provision for credit losses and Ben Custody’s fee income are eliminated in the presentation of our consolidated financial statements solely for financial reporting purposes; however, such amounts directly impact the allocation of income (loss) to Ben’s or BCH’s equity holders.
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
Our Market
Ben is on a mission to profoundly innovate the approximately $16.71 trillion global alternative asset investment market by disrupting what we consider outdated, inefficient, cost prohibitive and time-consuming processes to access early liquidity and for capital formation in our market. Investments in these types of alternative assets are inherently illiquid and thus require an investor to have unique skills, resources and flexible and extended timelines to realize liquidity. However, our Customers that invest in alternative assets often require near-term liquidity, long-term primary capital and continuously evolving tools because an investor’s investment capital is typically locked-up for ten or more years.
We estimate that the demand for liquidity from our target, underserved, market of MHNW and STMI institutional investors is over $64 billion2,3 annually. And as our target markets grow in size and increase their allocations to alternative investments, we estimate the demand for liquidity to grow to over $130 billion4 within the next five years. Further, as fund sponsors
1 Source: Preqin, all private capital assets under management as of June 30, 2024, as accessed on March 20, 2025, excluding funds of funds and secondaries to avoid double counting.
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

continue to launch new products and face an increasingly competitive and challenging fund-raising environment, Ben estimates the potential demand for primary commitments to meet fundraising needs, which we can finance from our balance sheet, to be up to $330 billion5. Lastly, general partner-led restructurings continue to drive a meaningful share of the overall secondary market deal flow, accounting for 43% of the total secondary market in 2024, or over $65 billion6. Our focus is to continually disrupt the old ways of operating in the alternative investment industry by introducing innovative new solutions for the future to address this unmet demand for liquidity, primary capital and tools to successfully navigate the alternative asset markets.
As alternative investments have proliferated globally among investor types, so has the need and demand for innovation relating to liquidity and capital formation. Increased industry innovation helped capital formation and democratize access into alternative investments. In fact, there is now over $3.5 trillion7 of net asset value owned by Ben’s target markets in the U.S. alone. While this industry has been slow to innovate for the democratization of early liquidity from alternative investments, Ben’s innovations are designed to fill that void and continue to meet the growing demand for capital formation.
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
•Our LiquidTrust product facilitates the delivery of cash consideration in exchange for Customers’ alternative assets. This product is not currently available and is only offered as BFF’s available cash permits.
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
•Our flagship service includes our online Customer experience and journey on our proprietary AltAccess platform that our technology team specifically developed for Customers to achieve earlier liquidity, secure primary capital and is under development to ultimately provide Customer access to an array of fiduciary and other services expected to be available for which Customers would pay a platform subscription fee at the time they select and purchase a particular product or service.
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
5 Preqin database, accessed in 2024.
6 Setter Capital Volume Report FY 2024, page 6.
7 Supra notes 2 and 3.

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
Our Customers
Over 3,600 U.S. companies and investment managers8 seek providers of near-term liquidity and primary capital providers who are regulated to serve in a fiduciary capacity and are dedicated to serving the needs of participants in the alternative asset investment industry today. In contrast to the current Alternatives Market, we have engineered Ben to focus on the unmet needs of the emerging segment of the market for liquidity and primary capital comprised of MHNW investors, STMI investors, FAMOs and investment advisers, sponsors, general partners and the funds that they manage. We estimate the subset of MHNW and STMI investors to be an addressable market of approximately $64 billion9. To ensure that Ben becomes relevant to all target markets that we have been built to serve, we have created a team, developed technologies and aligned resources to specifically focus on three distinct channels of distribution for our products and services. These selected channels include wealth advisory platforms, fund sponsor networks and direct-to-investor applications. In the near term, Ben continues its focus on the fund sponsor network distribution channel through which we provide our suite of GP Solutions and in the future plans to extend its focus to MHNW investors, SMTI investors and FAMOs. These solutions include liquidity products structured for funds managed by general partners looking to extend the holding period or restructure the ownership of their fund-held investments, in both cases, to provide earlier liquidity to the limited partners in their funds. Our primary capital products include funding commitments through our ExAlt Plan loan structure to assist general partners and their funds in reaching their fund-raising objectives while immediately deploying capital into our equity. Our suite of GP Solutions integrates with Ben’s other products and services tailored to meet the needs of participating general partners and the funds they manage. Our GP Solutions and products and services for MHNW and STMIs deliver liquidity and primary capital for seven asset classes of alternative assets that our Customers may hold.
Our Key Differentiators
Ben’s Tech Platform for Customer Engagement & Transactions: AltAccess Enterprise Software Systems
Because we envisioned Ben predominantly engaging and transacting with Customers online, we operate as a technology-enabled fiduciary financial services holding company. BFF serves our Customers in a regulated fiduciary capacity providing financing for secure, rapid, and cost-effective liquidity and primary capital solutions and other fiduciary services, including related custody, trustee, data management and trust administrative services to the Customer ExAlt Trusts and participants in the alternative asset industry – all of which we expect to ultimately be available online. Our liquidity and primary capital, custody, trustee, trust administration, transfer agent and broker-dealer services are designed to be deliverable to our Customers through our digital platform, AltAccess. AltAccess serves as the centralizing hub of our business and is an interactive, secure online entry point through which our Customers receive end-to-end delivery of liquidity, primary capital and our other services. BFF and our other subsidiaries deliver these products to our Customers through secure transactions subject to regulation through every step of the transaction process. AltAccess facilitates a seamless and efficient transaction experience through an online and customer-friendly portal. We have identified the aspects of each liquidity transaction that can be automated through the AltAccess portal and to date have automated 77% of those items and are working towards automating the remainder. We believe the automation of the transaction process has the potential to improve internal controls compliance, accuracy, and accelerated closing timelines.
Our Intellectual Property (“IP”) and Technology Solutions
Our operating subsidiaries employ Ben’s patent-pending systems and methodologies in connection with delivering financing for liquidity and primary capital coupled with other fiduciary and other services in a seamless, efficient manner. Our key intellectual property is embedded in Ben’s system-wide intelligence, which currently includes computer implemented algorithmic systems forming the basis for our seven patent-pending inventions, our copywritten AltAccess software enterprise application and Ben’s patent-pending ExAlt Plan product loan structure for delivering liquidity and primary capital
8 Number of U.S.-based private markets investors estimated as all SEC-registered advisers that have filed a Form ADV to report private funds multiplied by the concentration (by percentage of NAV) of U.S.-based advisers’ main office location. U.S. Securities and Exchange Commission Division of Investment Management Analytics Office “Private Fund Statistics: Second Calendar Quarter 2024”, Table 1.3, at p. 3 & Table 3.2 at p. 13.
9 Supra notes 2 and 3.

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
OptimumAlt Endowment Model
Ben’s balance sheet strategy for ExAlt Loan origination is built on the theory of the portfolio endowment model for the fiduciary financings we make by utilizing our patent-pending computer implemented technologies branded as OptimumAlt. Our OptimumAlt endowment model balance sheet approach guides diversification of our fiduciary financings across seven asset classes of alternative assets, over 11 industry sectors in which alternative asset managers invest, and at least six country wide exposures and multiple vintages of dates of investment into the private funds and companies. Proper diversification has aided in generating past revenues consistent with Ben’s managed revenue strategy and has provided economic exposure to some of the most exciting, sought after private funds and private company names worldwide, currently including:
•A global manufacturer operating businesses in indoor air quality, safety, medical, energy and industrial markets, with over one hundred locations around the world;
•A designer and manufacturer of shaving products;
•A mobile banking services provider;
•A privately owned express intercity passenger rail system operator and owner of associated real estate; and
•A developer of an integrated e-commerce and fulfillment platform to sell wine direct-to-consumer, among others.
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
Leadership Driven Results
We built Ben from the ground up as a scalable, technology-enabled fiduciary financial services company to address what we estimate to be $64 billion in emerging demand for liquidity and primary capital for alternative asset investment by our Customers10. Ben’s business success to date demonstrates the demand for and relevance of our products and services for our Customers. Our management team has closed over $1.2 billion in transactions with our liquidity and primary capital products with MHNW and STMI investors and our suite of GP Solutions. Our leadership team is not content with the current state of the alternative asset investment industry and intends to disrupt the status quo. Driven by our strategically disruptive approach, we are focused on profound innovation in areas across our industry and are committed to continuing the development of new, innovative and diverse products and services. Furthermore, our leadership team includes many industry veterans with broad fiduciary, investing and operating experience in relevant industries, and the benefit of guidance of a world-class Board representing fiduciary, legal, investment, capital markets and economic policy expertise.
10 Supra notes 2 and 3.

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

    Ben Custody addresses the administrative, regulatory and other burdens of holding alternative assets by offering bespoke full-service custody and trust administration services to trustees of the Customer ExAlt Trusts and alternative asset custodial account administration and related services to Customers and others. Since its relatively recent launch, Ben Data has planned to provide the Customer ExAlt Trusts certain data collection, evaluation, and analytics products and services.
    Ben Markets provides broker-dealer services through its FINRA-member, Securities and Exchange Commission (“SEC”)-registered broker-dealer subsidiary and transfer agent services through its SEC-registered transfer agent subsidiary, each in connection with offerings of our liquidity products. Operational efficiencies created by having an “in-house” broker-dealer are expected to allow us to streamline our ExAlt PlanTM liquidity transactions, have an affiliate that is knowledgeable about our business and specializes in our product offerings, to benefit from broker-dealer derived revenue and reduce certain transaction and other third-party costs.
Following receipt of regulatory approval, our Ben Business Units are expected to include an additional business line, Ben Insurance Services.
    Ben Insurance Services plans to provide insurance products and services to certain “affiliates” (as defined in the Kansas Captive Insurance Act), including the Customer ExAlt Trusts and other trusts for which BFF serves as the trustee or custodian, to cover risks attendant to ownership, management and transfer of alternative assets and financings related to alternative asset transactions. On August 8, 2025, Ben Insurance Services voluntarily withdrew its application for an insurance charter from the Commissioner of Insurance of the State of Kansas, but intends to resubmit the application in the future. Subject to the resubmission and approval of such application, Ben expects to begin transacting business as a “captive insurer” under the Kansas Captive Insurance Act promptly upon receipt of a charter.
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
(6) Application to be re-filed in the future for an insurance charter under the laws of the state of Kansas to operate as a Kansas E-Commerce Fidfin Insurance Company.
(7) If issued an insurance charter, the authorized activities would be regulated by the Kansas Insurance Department.
(8) Currently provides broker-dealer and transfer agent services.
(9) In conducting its authorized activities, AltAccess Securities is regulated by FINRA and the SEC.
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
Ben’s internal technology team programmed in the flexibility to allow Ben to deliver the AltAccess platform using a software as a service (“SaaS”) provider model to multiple intermediaries who could source Customers and transactions for Ben to process through application programming interface (“API”) options as a white label platform for these intermediaries to also deploy in their businesses. Ben’s objectives of focusing on regulator oversight, SOC compliance, a SaaS provider model and API options for intermediaries supports our objectives of creating scale and leverage for Ben’s business with intermediary counterparties. We believe that the managed services delivered over AltAccess is the fintech efficient solution for addressing the substantially unmet demand from our Customers seeking primary capital and an early exit from their alternative asset investments. Through the aspects identified of each liquidity transaction that can be automated using the AltAccess portal, we have automated approximately 77% of those items to-date and we are working towards automating the remainder. We believe the automation of the transaction process has the potential to improve internal controls compliance, accuracy, and accelerated closing timelines.
We have obtained a copyright from the U.S. Patent Office pertaining to the software coding of AltAccess. Further, our AltAccess platform has previously earned the AT&T NetBond® Certification for Cybersecurity, and was subject to a SOC 2 Type 2 examination, in which it received an unmodified attestation opinion from an independent third party for the year ended March 31, 2025.
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
Our structure is intended to provide our Customers with liquidity or primary capital in as little as 15 days – and within two to three days for certain qualifying assets for which we have current underwriting data. Our transaction process is substantially different than currently available market capabilities, which we believe to be too complex, slow and cost-prohibitive for our Customers. We believe our simple, rapid and cost-effective Customer digital experience provides us with a significant competitive advantage in the marketplace for alternative asset liquidity by reducing our transaction closing timeline substantially, in contrast to the up to 15 months it could take to close a transaction through existing market solutions.
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
The Customer ExAlt Trusts are beneficially owned by certain charities in Kansas (or, for loans prior to December 7, 2021, by certain charities in Texas) (each a “Charity” and collectively, the “Charities”). In accordance with the terms of the applicable trust and other agreements and, for loans originated after December 7, 2021, the TEFFI Act, such Charities are entitled to receive $0.025 of every $1.00 received by an ExAlt Trust from the corresponding alternative assets. For loans originated prior to December 7, 2021, such Charities are entitled to receive $0.05 for every $0.95 in payments to Ben Liquidity on the ExAlt Loans.
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
AltAccess is set up to generate platform fees for the use of the platform in connection with the delivery of our products and services. Subject to the filing of Ben Insurance Services’ captive insurance application, the subsequent approval of the application by the Kansas Insurance Commissioner and the commencement of operations, Ben Insurance Services plans to generate insurance premium income by providing insurance services to certain affiliates (as defined under the Kansas Captive Insurance Laws), including the Customer ExAlt Trusts and other trusts for which BFF serves as the trustee or custodian, to cover risks attendant to the ownership, management and transfer of alternative assets and the financings related to alternative asset purchases. Such fees are eliminated in the presentation of our consolidated financial statements but directly impact the allocation of income (loss) to Ben’s or BCH’s equity holders.
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
Such fees and expenses related to an ExAlt Plan Exchange transaction and the repayment of the corresponding ExAlt Plan Loan are paid by the distributions from the corresponding alternative asset. As required under the TEFFI Act, for all ExAlt Loans originated on or after December 7, 2021, 2.5% of all distributions received by an ExAlt Trust from the corresponding alternative asset must be distributed to the Charities. For ExAlt Loans originated prior to December 7, 2021, the applicable ExAlt Trust documents or other agreements provide that 5.0% of the payments to Ben Liquidity on the ExAlt Loans must be distributed to the Charities. All transaction-related fees are embedded into the pricing offered for the exchange of the alternative asset, allowing such Customer to avoid out-of-pocket payment of fees.
As an additional funding source, Ben Liquidity has sold, and expects to continue to sell in the future, participation interests in certain ExAlt Loans (each such loan a “Participation ExAlt Loan”) to Customers or other third parties in exchange for cash.
As we build our customer base through Ben Liquidity’s fiduciary financing, liquidity operations and primary capital operations, we believe that there will be significant opportunities to offer adjacent products and services in a non-captive fashion to future Customers, bringing our digital customer experience to products and services in these areas as well. Along the way, we intend to build the infrastructure to become a digital superhighway for the custodying, financing, insuring, transferring and assigning of all forms of alternative assets for use by the 14.5 million U.S. households11 we expect12 to hold these assets in the future.13
Loan Portfolio and ExAlt Loan Collateral Portfolio
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
11 Calculated as sum of total 2022 Ultra High Net Worth (“UHNW”) U.S. households and 2022 Millionaire U.S. households per CEG Insights “Wealth Market Sizing” (2023), at pg. 2-3.
12 Ben Internal expectation based on industry expert observations, commentary, and projections. For instance, McKinsey highlights the changing LP base towards the inclusion of retail investors, “Beyond growing institutional investor allocations to private equity, new sources of capital are helping to fuel growth. For example, GPs have been ramping up fundraising efforts with retail investors.” McKinsey Global Private Markets Review 2021 (2021), at pg. 20.
13 CEG Insights defines UHNW investors as individuals with $5 million to $25 million net worth, not including primary residence.

In aggregate, as of March 31, 2025, Ben Liquidity has closed liquidity financings resulting in its loan portfolio, which is comprised of loans with aggregate original loan balances of approximately $906.8 million (which included $72.5 million in original principal loan balance that was subsequently sold to Participant (as defined below) pursuant to the Participation Agreement (as defined below)), backed primarily by Collateral generated from alternative assets with an aggregate net asset value of approximately $1.2 billion at the time of their initial issuance (which includes approximately $103.6 million of Collateral supporting the repayment of the Initial Participation ExAlt Loan (as defined below)). In aggregate, through March 31, 2025, Ben Liquidity has earned stated interest income in the amount of approximately $427.7 million from the ExAlt Loans issued in connection with the liquidity financings resulting in the ExAlt Loans comprising the loan portfolio. Stated interest earned represents accrued but unpaid interest that is capitalized on the principal of the ExAlt Loans and is eliminated in the presentation of our consolidated financial statements but directly impacts the allocation of income (loss) to Ben’s and BCH’s equity holders. The Collateral for the ExAlt Loans in the loan portfolio has resulted in a collateral portfolio primarily comprised of a portion of the cash flows received through the Customer ExAlt Trusts from a diverse portfolio of direct and indirect interests (through various investment vehicles, including, limited partnership interests and private and public equity and debt securities, which include our and our affiliates’ securities) in professionally managed private funds. We refer to the interests underlying the cash flows comprising the Collateral as the “ExAlt Loan Collateral Portfolio.”
Ben Liquidity’s loan portfolio consisted of loans to the Customer ExAlt Trusts with a carrying value (including capitalized interest) of $244.0 million as of March 31, 2025. The ExAlt Loan Collateral Portfolio consisted of interests in professionally managed funds and other investments held by the Customer ExAlt Trusts with an aggregate value of $291.4 million as of March 31, 2025, including interests in alternative assets with a NAV of $259.1 million and investments in debt and equity securities of $32.3 million. Furthermore, following the sales of beneficial interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trusts after fiscal year end, as of March 31, 2025, on a pro forma basis considering these sales of beneficial interests, the aggregate value of the investments held by the Customer ExAlt Trusts is $240.7 million, exclusive of the approximately $11.8 million of new originations that have occurred subsequent to our fiscal year end through the date of this Annual Report on Form 10-K.
As of March 31, 2025, the vintages of the funds in the ExAlt Loan Collateral Portfolio ranged from 1993 to 2024.14 Through such funds, the liquidity financings had aggregate exposure to 213 funds15 comprised of 713 underlying investments.16 Such funds are managed by a group of unaffiliated U.S. and non-U.S. based alternative asset management firms that invest in a variety of financial markets and utilize a variety of investment strategies.
As of March 31, 2025, the charts below present the Loan Portfolio’s relative exposure by certain characteristics (percentages determined by aggregate Fiduciary Loan Portfolio principal balance net of allowance for credit losses, which includes the exposure to interests in certain of our former affiliates’ equity and debt securities composing part of the Fiduciary Loan Portfolio):
____________
As of March 31, 2025. The chart represents the characteristics of professionally managed funds and investments in the Collateral portfolio, which is comprised of a diverse portfolio of direct and indirect interests (through various investment vehicles, including, limited partnership interests and private and public equity and debt securities, which include our and our affiliates’ or our former affiliates’ securities), primarily in third-party, professionally managed private funds and investments. Loan balances used to calculate the percentages reported in the pie charts are loan balances net of allowance for credit losses,
14 As of March 31, 2025, such funds comprise 100% of the Collateral.
15 Includes limited partnership interests in funds held directly in the Collateral and funds held indirectly in the Collateral through other entities, including special purpose vehicles and other funds.
16 Investments reflect the assets listed by the general partner of a fund as held by the fund and have a positive or negative net asset value. Typical assets include portfolio companies, limited partnership interests in other funds, and net other assets, which are a fund’s cash and other current assets minus liabilities.

and as of March 31, 2025, the total allowance for credit losses on the ExAlt Loans was $342.5 million, for a total gross loan balance of $586.5 million and a loan balance net of allowance for credit losses of $244.0 million.
(1)    Industry sector based on GICS® Level 2 classification. “Other” classification reflects companies in the GICS® classifications categories of Automobiles & Components, Insurance, Media & Entertainment, Transportation, Retailing, Telecommunication Services, and Pharmaceuticals, Biotechnology & Life Sciences. N/A includes investments assets that Ben management has determined do not have an applicable GICS® Level 2 classification, such as Net Other Assets, Escrows, and Earnouts.
(2)    Geography reflects classifications determined by our management, based on each underlying investment.
(3)    Investment Strategy Type reflects classifications based on each company’s current investment strategy stage as determined by our management.
(4)    Included in the 92% classified as “Private” is approximately 6% (of the total Funds in the portfolio) that are limited partnership interests in other funds where further detail on the underlying holdings of these funds is not available.
As of March 31, 2025, the charts below present certain characteristics of the professionally-managed private funds composing part of the ExAlt Loan Collateral Portfolio (percentages determined by net asset value and excludes interests in certain of our former affiliates’ equity and debt securities composing part of the collateral of the Fiduciary Loans):17
______________
As of March 31, 2025. The chart represents the characteristics of the third-party, professionally managed funds and investments in the Collateral. Excludes interests in certain of our and our affiliates or former affiliates’ equity and debt securities. The Collateral for the ExAlt PlanTM Loans in the loan portfolio is comprised of a diverse portfolio of direct and indirect interests (through various investment vehicles, including, limited partnership interests and private and public equity and debt securities, which include our and our affiliates’ or our former affiliates’ securities), primarily in third-party, professionally managed private funds and investments. As of March 31, 2025, such third-party, professionally managed private fund and investments comprise 100% of the Collateral. The vintages of these funds and investments in the Collateral portfolio ranged from 1993 to 2024.
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
(3)    Industry sector based on GICS® Level 2 classification. “Other” classification reflects companies in the GICS® classifications categories of Transportation, Automobiles & Components, Consumer Services, Retailing, Pharmaceuticals, Biotechnology & Life Sciences, Banks, Insurance, Telecommunication Services, Technology Hardware & Equipment, Media & Entertainment, Commercial & Professional Services, and Household Products. N/A includes investments assets that Ben management has determined do not have an applicable GICS® Level 2 classification, such as net other assets, and investments that are not operating companies.
17 The data presented in the graphic includes third-party information regarding the net asset value of private funds composing part of the ExAlt Loan Collateral Portfolio. Generally, Ben leverages the most recently-received net asset value report from each respective investment manager, which may be adjusted for certain cash and non-cash items including capital calls, distributions, updated material events, and currency valuation adjustments. Ben is not affiliated with, and has no control over, any portfolio investment manager, including with respect to the timing, accuracy and completeness of their reporting of financial and other data.

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
Ben Liquidity’s ExAlt Loans are structured as loans with a maturity date of 12 years that bear contractual interest at a variable rate or fixed rate that compounds monthly. The ExAlt Loans made prior to December 31, 2020 (which constitute the majority of our loan portfolio) have a variable interest rate established off a base rate of 14%, and ExAlt Loans made from December 31, 2020 to date have a variable interest rate established off a base rate of 10%, or a fixed rate of 5%. Ben Liquidity may make ExAlt Loans in the future with a variable interest rate, established of different base rates, or with different fixed rates. Ben has continuing engagements supporting its internal work.
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
The global alternative investment market, including hedge funds, is estimated to consist of more than $19 trillion of assets under management.18 Of this market, approximately $8.3 trillion19 of assets are held by U.S.-based investors. We currently estimate that of this, our current focus markets of MHNW investors comprise approximately $1.7 trillion20 and that U.S.-based STMI investors also comprise approximately $1.8 trillion.21
As the total alternative investment market has grown, so too has the need for secondary liquidity. Transaction volume in the U.S. secondary liquidity market was approximately $153 billion22 in 2024, growing from approximately $4923 billion in 2013 at a compound annual growth rate of 12.0% during the 10-year period. We believe that most all of the volume in secondary liquidity transactions is driven by the largest and most well-resourced investor classes — large institutional investors and ultra-high net worth investors — due to their ability to access legacy secondary liquidity solutions. MHNW individual investors and U.S.-based STMI investors, which combined hold approximately $3.5 trillion of assets, have been virtually shut out from the secondary liquidity market due to a lack of cost efficient, transparent, and seamless technology-enabled solutions.
MHNW individual investors face needs for secondary liquidity which are non-existent in the institutional market. The need for liquidity among MHNW individual investors stems from, among other things, life events, estate and tax planning, risk management, the desire to pursue other financial opportunities or investments, retirement and liability protection objectives. Additionally, given that 84%24 of MHNW individual investors are self-made and are most likely private business owners, these investors may need or welcome the opportunity for liquidity to help support their own businesses, either if facing
18 Based on global private capital AUM data exported from Preqin, as of June 30, 2024, as accessed on March 20, 2025, excluding funds of funds and secondaries to avoid double counting (~$14 trillion), -plus hedge fund AUM data for North America from Preqin Global Reports 2025 – Hedge Funds (~$5 trillion).
19 Estimated based on (i) historical North American private capital AUM data from Preqin (excludes hedge funds) and historical US hedge fund AUM data from Preqin; (ii) market segment data including the percentage of hedge fund assets held by individuals (CitiBusiness Advisory), the percentage of private capital assets held by family offices and wealthy individuals (Preqin, Private Equity Spotlight, February 2016), the percentage of total global assets held by small, mid- and ultra-high net worth individuals (Capgemini and UBS); and (iii) assets held by North American high net worth individuals, including the percentage of such assets held by MHNW investors (Capgemini). Includes the following assumptions of Ben: (i) calculations of market segmentation based on estimates from third-party sources described above; (ii) large institutions hold 80% of the total institutional AUM; (iii) the percentage of MHNW wealth allocated to alternative assets is 28% (based on a range of estimates from CapGemini, KKR, RBC-Campden, Cerulli, Preqin, and Goldman Sachs); and (iv) MHNW and UHNW alternative asset AUM may be understated, and large institution and STMI alternative asset AUM may be proportionally overstated and, therefore, require adjustment.
20 Id.
21 Id.
22 Setter Capital Volume Report FY 2024.
23 Setter Capital Volume Report FY 2015.
24 Wealth-X Very High Net Worth Handbook 2021.

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
Based on the pace of historical alternative secondary liquidity transactions overall, we estimate that MHNW individual investors and STMI investors in total could seek liquidity between 1.5 and 2.2%25 of their aggregate outstanding alternative investment holdings each year if they were provided with greater access to attractive secondary liquidity solutions. As a result, we estimate the annual market demand for liquidity by MHNW individual investors and STMI could exceed $60 billion.
Competitive Strengths
We have built a new and innovative technology-enabled financial services company to address the unmet needs of a growing segment of a rapidly expanding alternative investment market. We estimate that the total market for liquidity in this asset class stands at $200 billion26, with $64 billion of current estimated liquidity demand going underserved today.
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
Central to our business model and disruptive strategy to address the unserved market for MHNW individuals and STMI is the belief that despite the enormous complexity that exists in the alternative investment market, it is possible to provide
25 Estimate based on the turnover rate of large institutional investors, calculated based on global private assets under management by vintage (excluding funds of funds and secondaries) reported by Preqin and the total secondary market volume reported in the Setter Capital Volume Report, FY 2024. Ben assumes (i) that MHNW investors would seek approximately two times the turnover rate of large institutional investors and (ii) that STMI investors would seek approximately one-and-a-half times the turnover rate of large institutional investors.
26 Supra notes 2 and 3.

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

Publicly Traded Stock As Currency
On June 8, 2023, our Class A common stock began trading on Nasdaq, and our warrants, with each whole warrant exercisable for one share of Class A common stock and one share of Series A preferred stock at an exercise price of $920.00 (each a “Warrant” and collectively, the “Warrants”), began trading on Nasdaq. We anticipate an acceleration in the growth in demand for our core products and the public listing differentiates us from our competitors. Accessing public capital can bolster our balance sheet, which serves as the source of funding — cash, equity and debt instruments — for our full suite of liquidity products. With DTC eligibility, our securities could be held at custodial firms and transferred between brokerage accounts electronically, providing greater liquidity for our Customers. Further, using our publicly listed securities as part of the funding for our liquidity products and primary capital products reduces our cost of capital, which in turn could allow us to offer more attractive pricing on our liquidity products to our Customers. While our Class A common stock and warrants are listed on Nasdaq as of the date of filing of this Annual Report on Form 10-K, we have received delisting notices from Nasdaq related to noncompliance with certain Nasdaq listing rules as discussed elsewhere in this Annual Report on Form 10-K. On September 9, 2025, the Nasdaq Hearings Panel (the “Panel”) granted the Company an extension to regain compliance with Nasdaq Listing Rules 5250(c)(1), 5550(a)(2) and 5560(a) (the “Periodic Filing Requirement,” the “Bid Price Requirement,” and the “Rights/Warrants Listing Requirement”). Although the Company is taking definitive steps to evidence compliance with all applicable criteria for continued listing on The Nasdaq Capital Market, there can be no assurance that the Company will be able to timely regain compliance with the Periodic Filing Requirement and the Bid Price Requirement within the extension period granted by the Panel.
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
Leadership
Our management team has worked together for years and is grounded by our core values of trailblazing, trust and teamwork. Our leadership team includes industry veterans with broad fiduciary, investing and operating experience in relevant industries. We also benefit from the guidance of a world-class Board of Directors with deep experience in financial markets.
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
In addition, Ben Insurance Services voluntarily withdrew its application for an insurance charter from the Commissioner of Insurance of the State of Kansas but intends to refile the application in the future. Subject to the resubmission and approval of its application, Ben expects to begin transacting business as a captive insurer under the Kansas Captive Insurance Act. Upon receipt of a charter, Ben may begin offering the following types of insurance policies to affiliates and the Customer ExAlt Trusts: (i) Fiduciary Guardian insurance policy designed to insure against risks of loss related to asset manager malfeasance and contractual indemnification and exculpation obligations; (ii) surety insurance policy intended to insure against risks of loss attendant to the transfer of alternative assets; (iii) representation and warranty insurance policy intended to insure against risk of loss related to certain representations and warranties made in connection with liquidity transactions; and (iv) credit risk insurance policy intended to insurance against losses related to certain loan default.
As we build our Customer base through our liquidity and financing operations, we believe that there are significant opportunities to offer adjacent products and services to these same Customers. In doing so, we would hope to build the pipes to become a digital superhighway for the financing, transferring and assigning of all forms of alternative assets for use by the 14.5 million U.S. households27 we expect28 to hold these assets in the future.
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
27 Calculated as sum of total 2022 UHNW U.S. households and 2022 Millionaire U.S. households per CEG Insights “Wealth Market Sizing” (2023), at p. 2-3. CMG Insights defines UHNW investors as those with $5 million to $25 million net worth, not including primary residence.
28 Ben Internal expectation based on industry expert observations, commentary, and projections. For instance, McKinsey highlights the changing LP base towards the inclusion of retail investors, “Beyond growing institutional investor allocations to private equity, new sources of capital are helping to fuel growth. For example, GPs have been ramping up fundraising efforts with retail investors.” McKinsey Global Private Markets Review 2021 (2021), at pg. 20.

Organizational Structure
Current Structure
The following simplified diagram, which excludes multiple legal entities, illustrates our organizational structure as of September 22, 2025.
•We are unable to show the percent voting interest for certain entities with respect to their interests in BCH. The BCH A&R LPA provides that the business, property and affairs of BCH shall be managed under the sole, absolute and exclusive direction of its general partner, Beneficient Company Group, L.L.C. (“Ben LLC”), and the conduct, control and management of BCH shall be vested exclusively in the general partner. The BCH A&R LPA also provides that except as expressly set forth in the agreement, no limited partner shall have any right to vote on any matter affecting BCH. In the limited circumstances where the limited partners, or a class thereof, do have voting or consent rights, the voting standard varies based on the provisions in the BCH A&R LPA. Therefore, we are unable to include a percent voting interest for each entity relationship as the voting standards are not uniform.

•Eco percentage of Beneficient is based on the number of shares Class A common stock outstanding as of September 22, 2025.
•Eco percentage of BCH is based upon estimated capital account balances as of March 31, 2025 as determined pursuant to Section 704 of the Internal Revenue Code, and such estimates are subject to adjustment. The estimated amounts are based on a deemed liquidation value of BCH of $1.1 billion. As a result of the consummation of the Business Combination, an adjustment to the carrying value of BCH’s assets of $321.9 million occurred. Pursuant to the BCH LPA, approximately 402,383 BCH Class S Ordinary Units would be issuable as a result of the carrying value adjustment. Additionally, subsequent to the Business Combination through March 31, 2025, additional carrying value adjustments occurred, and approximately 1,400,000 (inclusive of the 402,383 units described above) BCH Class S Ordinary Units would be issuable through March 31, 2025 as a result of such carrying value adjustments, subject to the Compensation Policy. Under the Compensation Policy, unless amended or waived, the number of BCH Class S Ordinary Units that may be issued as a result of carrying value adjustments will be limited and require approval of the Board; provided that any such BCH Class S Ordinary Units that are issuable under the carrying value provision may be issued in subsequent years in accordance with the Compensation Policy. As of March 31, 2025, there has been no allocation of the carrying value adjustment among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts and no issuance of any BCH Class S Ordinary Units as a result of such adjustment.
•Eco percentage illustrates economics in a liquidation scenario. Allocations of income and non-liquidating distributions are subject to differing calculations and priorities and may impact the value of economic interests. For additional information, see “Description of Securities,” which is filed as Exhibit 4.11 to this Annual Report on Form 10-K.
(1) Each holder of Class A common stock is entitled to one vote per each share of Class A common stock held of record by such holder on all matters on which stockholders generally are entitled to vote. Class A Directors will be elected by holders of Class A common stock and Class B common stock, voting together as a single class (the “Class A Directors”). Each share of Series A preferred stock that is then issued and outstanding is convertible, at the option of the holder thereof, into one-fourth (1/4) of a share of Class A common stock (the “Conversion Rate”) on, and only on, the later of (i) 90 days after the consummation of the Business Combination and (ii) 30 days after a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) has been declared effective with respect to the issuance of Class A common stock and Series A preferred stock upon the exercise of the Warrants (the “Conversion Date”); provided that prior to the Conversion Date, if at the time a share of Series A preferred stock is issued, the Series A preferred stock is not listed on Nasdaq, then such shares of Series A preferred stock shall automatically and immediately upon issuance convert into shares of Class A common stock at the Conversion Rate. Each holder of Series A preferred stock shall be deemed to have elected to convert those shares under such optional conversion right from Series A preferred stock into Class A common stock unless they have delivered written notice addressed to investor relations of Beneficient prior to the Conversion Date, stating that they do not wish to elect to participate in such optional conversion. For additional information, see “Description of Securities,” which is filed as Exhibit 4.11 to this Annual Report on Form 10-K.
(2) Shares of our Class B common stock are entitled to 10 votes per share in all matters on which stockholders of Beneficient generally are entitled to vote. Pursuant to the terms of the Stockholders Agreement (as defined herein), the holders of Class B common stock are also entitled to elect at least five directors to the Company’s board of directors (the directors elected by the Class B Holders, the “Class B Directors”) so long as they continue to hold a threshold number of shares of Class B common stock. For additional information, see “Description of Securities,” which is filed as Exhibit 4.11 to this Annual Report on Form 10-K.
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
(6) Beneficient Holdings, Inc. (“BHI”), which is owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, is a holder of equity interests in BCH and owns a majority of BCH Class S Ordinary Units, the BCH Class S Preferred Units, BCH Preferred A-0 Unit Accounts, BCH Preferred A-1 Unit Accounts and all BCH FLP-1 Unit Accounts and Subclass 3 FLP Unit Accounts of BCH (“BCH FLP-3 Unit Accounts”), as described in the BCH A&R LPA. The BCH FLP-1 Unit Accounts are allocated 50.5% of (1) 15% of profits from financing activities of BCH and (2) Excess EBITDA Margin, which generally relates to the fee-generating businesses of Ben. The BCH FLP-3 Unit Accounts are allocated profits from financing activities of Ben equal to the lesser of 5% of quarterly net financing revenues and 10% of the average annualized stated interest (to the extent constituting net financing revenues) of the quarterly average of new loans issued during the previous 12 months. See “—Management’s Discussion and Analysis of Financial Condition and Results of Operation - Basis of Presentation - Noncontrolling Interests.”
(7) Ben Liquidity is our primary business line operating subsidiary. Our other Ben Business Units are our complementary business lines, Ben Custody and Ben Markets.
(8) Interest and fee revenue received by Ben Liquidity and Ben Custody and interest and fee expense of the Customer ExAlt Trusts are eliminated in the presentation of our consolidated financial statements.
(9) All losses attributable to downward adjustments to the carrying value of any assets of BCH and its subsidiaries, such as the goodwill impairments at the Ben Liquidity, Ben Custody, Ben Insurance, and Ben Markets reporting units of $3.7 million and $2.4 billion for the years ended March 31, 2025 and 2024, respectively, are allocated pro rata among all holders of BCH units other than the BCH Preferred A-0 Unit Accounts, BCH Preferred A-1 Unit Accounts and the BCH FLP Unit Accounts, until those capital accounts are reduced to zero. As a result of these allocations, the capital account balance of the BCH Class A Units indirectly held by the Company fluctuates as a result of impairments, which may reduce the amount, if any, the Company would receive upon a liquidation of BCH.
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

In addition, we are further seeking to obtain a license to offer insurance products, through another subsidiary, Ben Insurance Services, which would also result in further regulation. As of the date of this Annual Report on Form 10-K, Ben Insurance Services is not operational. We have filed for an insurance charter from the Commissioner of Insurance for the State of Kansas as a result of the recent adoption of legislative amendments concerning captive insurers in the State of Kansas. On August 8, 2025, Ben Insurance Services voluntarily withdrew the application but intends to refile such application in the future. While another one of our subsidiaries, PEN, has been registered and licensed as a Class 3 insurer under the Bermuda Insurance Act of 1978, we have not sought approval from the Bermuda authorities for PEN to become operational.
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
Legal and Regulatory Requirements Applicable to Kansas Captive Insurers
Overview. As a result of the recent adoption of legislative amendments concerning captive insurers in the State of Kansas, Ben Insurance Services filed an application for an insurance charter from the Commissioner of Insurance of the State of Kansas. On August 8, 2025, Ben Insurance Services voluntarily withdrew that application, but intends to refile the application in the future. Subject to the approval of such application, Ben expects to begin transacting business as a captive insurer in Kansas promptly upon receipt of such charter. Accordingly, upon receipt of such charter, Ben Insurance Services will become subject to extensive regulation and supervision by the Kansas Insurance Department.
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
As noted above, Ben Insurance Services voluntarily withdrew its application for a certificate of authority as a TEFFI insurance company but intends to refile such application in the future.

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
Changing Regulatory Environment. The regulatory environment in which AltAccess Securities operates is subject to frequent change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, the SEC, FINRA or other U.S. and state governmental and regulatory authorities. The business, financial condition and operating results of AltAccess Securities also may be adversely affected by changes in the interpretation and enforcement of existing laws and rules by these governmental and regulatory authorities, which may also negatively impact how FINRA reviews potential business expansions by AltAccess Securities. In the current era of heightened regulation of financial institutions, including broker-dealers, AltAccess Securities can expect to incur increasing compliance costs, along with the industry as a whole, and potentially other adverse consequences.
Regulation Best Interest (“Regulation BI”) and Form CRS Relationship Summary. Effective beginning June 2020, the SEC elevated the standard of care for broker-dealers from the current “suitability” requirement to a “best interest” standard when making a recommendation of any securities transaction, or investment strategy involving securities, to a retail customer. The “best interest” standard requires a broker-dealer to make recommendations to retail customers without putting its financial interests ahead of the interests of a retail customer. In connection with Regulation BI, the SEC also adopted a related form called a Form CRS Relationship Summary (“Form CRS”), which requires broker-dealers to deliver to retail investors a succinct, plain English summary about the relationship and services provided by the firm and the required standard of conduct associated with the relationship and services. In connection with adopting Regulation BI, the SEC added new record-making and recordkeeping rules. While the SEC and FINRA have provided some guidance regarding Regulation BI, including findings from certain exams, the interpretation and enforcement of such relatively new regulations carry uncertainties and AltAccess Securities compliance with Regulation BI may result in increased compliance costs and potential future liability if the SEC or FINRA disagree with how AltAccess Securities has interpreted or implemented compliance with Regulation BI.
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
As of September 22, 2025, we own 21 trademark registrations in the United States for our BEN house mark and for several sub-brands related to our business. These registrations will continue in force as long as we file the necessary maintenance documents required by the U.S. Patent and Trademark Office (“USPTO”). It is our customary practice to maintain all registrations for marks that remain in use. We also own 3 active trademark applications in the United States that we are currently prosecuting through the trademark office towards registration.
As of September 22, 2025, we own three copyright registrations in the United States for our proprietary software platforms.
We also have registered domain names for websites that we use in our business, including the domain name <trustben.com>.
As of September 22, 2025, 2025, we have 8 pending non-provisional U.S. utility patent applications on certain of our systems and processes underlying our liquidity products and trust services. These U.S. utility patent applications are pending and cover the liquidity structure, underwriting, and risk assessment and reduction aspects of our business. If granted, each U.S. utility patent will have a limited duration of twenty years from its respective non-provisional application priority date.
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
Employees
We employed approximately 55 employees as of September 22, 2025.
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
We have a history of net losses. We generated a net loss of $0.8 million for the year ended March 31, 2025 and we have historically generated net losses. In aggregate, these net losses have resulted in an accumulated deficit of $2.0 billion as of March 31, 2025.

We have not achieved sustainable profitability, and we may not realize sufficient revenue to achieve profitability in future periods. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand into existing and new markets, increase our marketing efforts and continue to invest in our platform. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.
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
A significant portion of our total assets historically have been comprised of goodwill and intangible assets that arose from a series of transactions with GWG and relate principally to our Ben Liquidity business. We perform goodwill and intangible asset impairment annually, during the fourth quarter of each year, or when events occur, or circumstances change that would more likely than not indicate impairment has occurred, including a significant substantial decline in the prevailing price of our Class A common stock. Subsequent to our public listing on June 8, 2023, and through the date of this Annual Report on Form 10-K, the Company has experienced a significant sustained decline in the price of its Class A common stock and its related market capitalization. We believe that these factors indicated that the fair value of our reporting units had more likely than not fallen below their carrying values for each quarter during the years ended March 31, 2025 and 2024. As such, management performed impairment tests of goodwill as of June 30, September 30, December 31 and March 31 of both fiscal 2025 and 2024, which resulted in non-cash goodwill impairment of $3.7 million being recorded at the Ben Custody and Ben Markets reporting units in fiscal 2025. During fiscal 2024, non-cash goodwill impairment of $2.4 billion was recorded at the Ben Liquidity, Ben Custody, Ben Insurance and Ben Markets reporting units. Because a number of factors may influence determinations of fair value of goodwill and our intangible assets, including the price of our Class A common stock, which has continued to decline since our public listing, there can be no assurance that our future evaluations of goodwill and intangible assets will not result in findings of significant impairment and related write-downs, which may have a material adverse effect on our business, financial condition and results of operations. As of March 31, 2025, remaining goodwill totaled $9.9 million.
In assessing impairment, the Company computed the fair value of each reporting unit by computing the overall enterprise value of the Company by valuing its various equity instruments, primarily based on the Class A common stock price per share. The overall enterprise value was allocated to each reporting unit using the discounted cash flow method to estimate the relative value of each reporting unit based on their future cash flows using a multi-year forecast, and a terminal value calculated using a long-term growth rate that was informed based on our industry, analyst reports of a public company peer set, current and expected future economic conditions and management expectations. The discount rate used to discount these future cash flows was determined using a capital asset pricing model based on the market value of equity of a public company peer set, adjusted for risk characteristics and expectations specific to the reporting unit, combined with an assessment of the cost of debt. The discount rates used for each reporting unit in the June 30, 2023, September 30, 2023, December 31, 2023, and March 31, 2024 impairment assessments ranged from 24.8% to 29.3%. The discount rates used for the relevant reporting units ranged from 28.0% to 29.3% in the June 30, 2024, September 30, 2024, December 31, 2024, and March 31, 2025 impairment assessments. The Company applied a terminal year long-term growth rate of 3.0% for each reporting unit during each of the interim impairment assessments. As of March 31, 2025, remaining goodwill relates to Ben Custody and Ben Markets. There was approximately $0.2 million of reporting unit fair value over carrying value for Ben Custody and approximately $0.6 million of reporting unit fair value over carrying value for Ben Markets as of March 31, 2025.
Future valuations, to the extent necessary, of the enterprise value may use different valuation methodologies than the methodology employed during the impairment tests conducted in fiscal 2024 and 2025, including the income approach, which would heavily incorporate management’s estimate of discounted cash flow. With all valuations, our assumptions reflect management’s best estimates of future performance. Further valuations involving estimates, specifically to the extent they may utilize management’s estimates of discounted cash flow, could assume that we capture a significant market share of liquidity transactions leading to a substantial rate of growth of new service offerings and products, revenues and assets. These estimations are uncertain to occur, and to the extent we fall short of achieving our expected growth in revenues and assets, material impairments of our goodwill or intangibles may occur in the near term. Additionally, litigation related to our transactions with GWG has had, and could further have, a material adverse on our ability to execute on our business plan, which could have an effect on the value of our goodwill and intangibles. While management can and has implemented its business plans, a failure to further execute our business plans or adverse changes in management’s forecasts, to the extent used in future valuations, could result in a decline in our estimated fair value and could result in an impairment of our goodwill or intangible assets. A significant sustained decrease in the Company’s common stock has in the past been an indicator, and in the future may indicate, that impairment is present and may require a quantitative impairment assessment of the Company’s assets, including goodwill and intangible assets. Any such future impairment charges for goodwill or other intangibles may reduce the overall assets and may result in a change in the perceived value of the Company and ultimately may be reflected as a reduction in the market price of our securities. Any impairment charge would adversely impact the income (loss) allocable to Ben’s equity holders. Additionally, an impairment charge may also adversely influence our ability to raise capital in the future. Further, primarily as a result of the impairment of our goodwill, we have a negative amount of stockholders’ equity as of March 31, 2025. To the extent the negative stockholders’ equity balance persists, the ability of the Company to remain listed on the Nasdaq Capital Market may be impacted.
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
However, all losses attributable to downward adjustments to the carrying value of any assets of BCH and its subsidiaries, such as when equity securities of BCH are issued at a lower price than the prior issuance, are allocated pro rata among all holders of BCH Units other than the BCH Preferred A-0 Unit Accounts, BCH Preferred A-1 Unit Accounts and the BCH FLP Unit Accounts. As a result of these allocations, the capital account balance of the BCH Class A Units indirectly held by the Company, as well as the capital account balances of the BCH Class S Ordinary Units and the BCH Class S Preferred Units, may decrease due to downward adjustments to the carrying value, which may reduce the amount, if any, the Company would receive upon a liquidation of BCH. As part of the proposed transactions to revise BCH’s liquidation priority described elsewhere in this Annual Report on Form 10-K, the adjustments described above would be impacted by the proposed Subclass 4 FLP Unit Accounts of BCH (“FLP-4 Unit Accounts”), if completed. As a result of the resignation of Brad K. Heppner, who controls BHI, from his role as Chief Executive Officer and Chairman of the Board of Directors on June 19, 2025, we do not expect the transaction to be consummated on the terms set forth in the Master Agreement. Accordingly, the Company is exploring available alternative options, including renegotiating terms or not proceeding with the transaction. For more information, see the section titled “Certain Relationships and Related Party Transactions - Proposed Transactions to Revise BCH Liquidation Priority” in this Annual Report on Form 10-K.
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
As of March 31, 2025, we had approximately $117.9 million of debt (including unamortized premium thereon), which is derived from (i) borrowings under that certain Credit and Guaranty Agreement, dated October 19, 2023 (as amended, the “HH-BDH Credit Agreement”), with HH-BDH LLC (“HH-BDH”), as administrative agent, an entity affiliated with Mr. Thomas O. Hicks, who is a member of our board of directors and was named chairman of the board of directors in June 2025; and (ii) borrowings under the Second Amended and Restated First Lien Credit Agreement (as amended, “First Lien Credit Agreement”) and the Second Amended and Restated Second Lien Credit Agreement (as amended, “Second Lien Credit Agreement,” collectively, the “HCLP Loan Agreement” or the “HCLP Loan”) with our lender, HCLP Nominees, L.L.C (“HCLP”), which is an indirect subsidiary of Highland Consolidated, LP. The majority of HCLP is indirectly owned by The Highland Investment Holdings Trust, of which Mr. Heppner, our former CEO, and his family are the beneficiaries. The level of debt outstanding each period could adversely affect our financial flexibility. We also bear risk at the time our debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our purchase of alternative assets and planned capital expenditures will depend on our ability to generate cash from operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising interest rates.
Furthermore, periodically, we have sought to extend the maturity date of our secured loans with HCLP and have paid fees in connection with this extension. We have also been required to amend the HH-BDH loan and have paid fees in connections with these amendments.
The HH-BDH Credit Agreement has certain required payment obligations, financial covenants, and information reporting requirements. The Company has at times in late fiscal year 2025 and in subsequent periods been in default on certain of these requirements, including delayed interest and principal payments and noncompliance with the minimum monthly liquidity requirement, among others. As of the date of this Annual Report on Form 10-K, the lender has not notified the Company that it intends to declare an event of default related to these defaults involving certain payment obligations, financial covenants, and information reporting requirements, and the Company is actively working with the lender on waivers related to these defaults along with an amendment to the HH-BDH Credit Agreement. Such negotiations remain in process as of the date of this Annual Report on Form 10-K.
The HCLP Loan purportedly matured on April 14, 2025, and on July 30, 2025, HCLP delivered written notice that events of default occurred with respect to the HCLP Loan Agreement and provide that all amounts owed under the HCLP Loan Agreement are immediately due and payable. Due to the Company identifying credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP. See the Risk Factor entitled “The HCLP Loan Agreement is collateralized by all of the assets of BCH and the loans, excluding the ExAlt Participation Loans, originated by the Customer ExAlt Trusts and certain of the custody trusts, and the Term Loan under the HH-BDH Credit Agreement is collateralized by pledges of substantially all of the assets of Beneficient Financing, BCH’s equity interests in Beneficient Financing, certain equity interests in the Custody Trust and certain deposit accounts” for additional information. The events of default under the HCLP Loan Agreement triggered a cross default provision in the HH-BDH Credit Agreement. The Company timely notified HH-BDH of the cross default and, as of the date of this Annual Report on Form 10-K, HH-BDH has not notified the Company that it intends to declare an event of default related to the cross default provisions of the HH-BDH Credit Agreement.

We are in process of and may need to amend in the future our HH-BDH Credit Agreement and, depending on the outcome of the evaluation described above, we expect to contest the validity of the HCLP Loan Agreement and the liens securing the HCLP Loan in the future. We may incur additional amendment fees as a result. If the Company incurs additional debt or liabilities, or if we are unable to maintain a level of cash flows from operating activities, the Company’s ability to pay its obligations on its debt could be adversely affected.
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
A substantial portion of the interests of the Customer ExAlt Trusts are governed by these arrangements and have yet to be transferred on the books and records of the applicable fund, and they may not be transferred for lengthy periods of time following the closing of a liquidity transaction. In the event that one of our Customers is insolvent at or following entry into a liquidity transaction, there is a risk that the transfer of the Customer’s alternative assets could be deemed a fraudulent conveyance and could be unwound, which could require certain of the Customer ExAlt Trusts to return the alternative asset or forfeit its right to the Total Return Interest, both of which provide the cash flow comprising part of the Collateral, in exchange for the consideration originally provided to the Customer, among other possibilities. Furthermore, in the event that a Customer breaches their obligations to us or otherwise tries to defraud us, Ben Liquidity or certain of the Customer ExAlt Trusts may be required to resort to legal remedies to enforce the terms of the Customer agreements under such circumstances, and such legal remedies may not succeed or could be expensive to enforce, which could impact the value of the collateral and the performance of Ben Liquidity’s loans.
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

We have been notified by Nasdaq that based on the Company’s non-compliance with the Bid Price and the Company’s non-compliance with the Periodic Filing Requirement, the Company’s securities were subject to delisting. The Company subsequently requested a hearing before the Panel to appeal such delisting determination, which was held on August 26, 2025. The Panel granted the Company an extension to regain compliance with the Bid Price Requirement and the Periodic Filing Requirement. Although the Company is taking definitive steps to evidence compliance with all applicable criteria for continued listing on The Nasdaq Capital Market, there can be no assurance that the Company will be able to timely regain compliance with the Periodic Filing Requirement and the Bid Price Requirement within the extension period granted by the Panel.
If we are delisted from Nasdaq, our securities may be eligible for trading on an over-the-counter market. If we are not able to obtain a listing on another stock exchange or quotation service for our securities, we may not be able to utilize our securities as consideration in our liquidity transactions. See the risk factor titled “We have been notified by Nasdaq of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our Class A common stock could be delisted from Nasdaq” for more information.
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
Our Customers, or following closing of liquidity transactions, certain of the custody trusts, are contractually obligated to contribute capital to certain alternative assets comprising the collateral supporting Ben Liquidity’s loans. Our financing subsidiary has committed to lend money to Customer ExAlt Trusts to fund certain capital calls of the exchanged alternative assets. The timing of the obligation to contribute capital is at the discretion of the sponsors on the alternative assets and is typically triggered by the issuance of a “capital call.” Although the Customer ExAlt Trusts generally may reserve certain funds for anticipated capital contributions as part of each liquidity transaction, and Ben Liquidity factors in the likelihood and extent of future capital calls when engaging in our underwriting process, the size or timing of future capital calls may not be accurately forecasted, or insufficient amounts may be reserved. In addition, Ben Liquidity and Ben Custody may change our fee structure at any time, which could affect our cash position. Additional funds may not be available when needed or may be unavailable on terms that our Customers or the Customer ExAlt Trusts deem acceptable. Failure to make a capital contribution following a capital call could have adverse effects on our operations including that the interest represented by the alternative asset, which is part of the Collateral, may be diluted or forfeited in whole or in part under the terms of the governing documents of the relevant alternative asset, and funding a capital call may not be a fruitful investment. Even if our Customers or the Customer ExAlt Trusts are able to make capital contributions on time, doing so may divert a substantial portion of the funds available for future liquidity transactions, general corporate purposes or expenses within the ExAlt Plan structure that serves Ben Liquidity’s loans.

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
•the inability to maintain the listing of our securities on Nasdaq;
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
Decisions made by a trustee could materially affect our custody business and the assets held in certain of our trusts.
Historically, we have been dependent upon the services of John Stahl, an individual who, prior to our receipt of the operating TEFFI charter in Kansas, served as trustee of most of our Customer ExAlt Trusts, excluding the custody trusts that are Delaware statutory trusts, which are trusts with the Delaware Trust Company serving as trustee. Mr. Stahl continued to serve as trustee of the Customer ExAlt Trusts established in our formative transactions until July 7, 2024, at which point BFF began the process of accepting such trusts as the successor trustee. BFF completed the trust acceptance process for certain trusts on each of September 19, 2024 and November 1, 2024 and, as such, currently serves as successor trustee of all of the Customer ExAlt Trusts, excluding the custody trusts that are Delaware statutory trusts, for which the Delaware Trust Company continues to serve as trustee. Previously, we replaced Mr. Stahl as trustee on certain other trusts, and BFF was appointed as trustee of the Customer ExAlt Trusts following the receipt of BFF’s TEFFI charter. Accordingly, BFF will be, subject to fiduciary duties and other restrictions included in our trust agreements and as a matter of law, as a trustee, BFF will have broad discretion and authority to take actions permitted by the trust agreements and applicable law.
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
We may not be able to sustain our growth, and the continuation of growth may strain our resources.
We have a limited operating history. Although we have experienced growth since our inception, our historical growth rate may not be indicative of our future performance due to our limited operating history and the evolution of our business model. We may not be able to achieve similar results or accelerate growth at the same rate as we have historically. As our business continues to develop, we may adjust our strategy and business model. This level of growth may not be sustainable or achievable at all in the future. We cannot assure you that we will achieve any of our business objectives, and our failure to do so may materially and adversely affect our business and results of operations.
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
We seek to monitor and control our risk exposure by developing an effective risk and control framework, which encompasses a variety of separate but complementary financial, credit, operational, compliance, and legal reporting systems, internal controls, management review processes and other mechanisms. However, as of March 31, 2025, because we have closed only a limited amount of liquidity transactions, Ben Liquidity’s loan portfolio is not fully diversified, and we may be over-exposed to certain areas of the market. While we employ and will continue to develop and deploy risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application may not be effective and may not anticipate every risk event in all market environments or the specific nature of the impact and timing of such outcomes. Our failure to manage risk effectively could have an adverse effect on our business and results of operations.
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
Our broker-dealer is also not a full-service broker-dealer and pursuant to its agreement with FINRA conducts only private placements of securities and if it in the future has the appropriately licensed persons, it may also conduct investment banking-related activities. If our broker-dealer business does not generate sufficient revenue, source a sufficient number or type of investors or purchasers, or provide expected efficiencies and third-party cost reduction, or if we are unable to efficiently manage the existing and future regulatory environment, or our existing or expanded operations, our business and financial condition will be adversely affected.
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
In addition, as a registered broker-dealer and member of a self-regulatory organization, AltAccess Securities is subject to the SEC’s uniform net capital rule. Rule 15c3-1 of the Exchange Act specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-

dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. AltAccess Securities is subject to such requirements. Compliance with the net capital requirements may limit our operations or require increased use of capital to meet the operating needs and capital requirements of AltAccess Securities. Any change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect us.
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
While the SEC and FINRA have provided some guidance regarding Regulation BI, including findings from certain exams, the interpretation and enforcement of such relatively new regulations carry uncertainties and AltAccess Securities compliance with Regulation BI may result in increased compliance costs and potential future liability if the SEC or FINRA disagree with how AltAccess Securities has interpreted or implemented compliance with Regulation BI. If the SEC does not believe we have sufficiently complied or if we fail to continue to comply with the requirements of Regulation BI and Form CRS, we would be subject to fines and other regulatory actions that could result in a material adverse effect on our business or financial condition.
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
The businesses that AltAccess Securities conducts is limited by its agreements with, and its oversight by, FINRA, other regulatory authorities and federal and state law. Currently, AltAccess Securities is permitted to only conduct private placements of securities and if it has the appropriate licensed persons, investment banking-related activities. Participation in new business lines, including trading of new products, often requires governmental and/or regulatory approvals, which may take significant time and resources, and is generally negatively affected by adverse litigation, bankruptcy and similar events involving its affiliates, including the Company. As a result, AltAccess Securities may be prevented from entering new businesses that may be profitable in a timely manner, if at all.
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
In addition to AltAccess Securities being an affiliate of the Company, certain employees of the Company or its affiliates are registered persons of AltAccess Securities. We have an incentive to use AltAccess Securities and its registered persons instead of other unaffiliated third parties because of such affiliation and because such employees of the Company or its affiliates are registered persons of AltAccess Securities. The success of AltAccess Securities depends in part on the success of its registered persons and the selling group members and referral partners and their ability to market our products and services successfully. When the Company uses AltAccess Securities as its broker-dealer to conduct its transactions, such use of AltAccess Securities creates various conflicts of interest, incentives and risks as set forth herein, which may be in conflict with the best interests of customers of AltAccess Securities, including that AltAccess Securities does not offer a diverse or alternative group of products and only offers securities and products of its affiliates. Because of these relationships, transactions or agreements between AltAccess Securities and the Company may not generally be arm’s-length and the Company has an incentive to use AltAccess Securities and its registered persons to sell the Company’s securities instead of AltAccess Securities selling or seeking to sell products of unaffiliated third parties.
This may result in the Company paying higher costs for broker-dealer services than if the Company engaged the services of a non-affiliated broker dealer. Increased costs could negatively impact our results of operations and our business. Through its ownership of AltAccess Securities, the Company, its owners, and employees receiving profit participation, equity incentives or similar benefits (including our former Chief Executive Officer and other employees) indirectly benefit from and/or share in the revenue earned by AltAccess Securities. Individuals registered with AltAccess Securities that are employees of the

Company or its affiliates receive a portion of the transaction compensation or other fees earned by AltAccess Securities for transactions in which such registered persons participate in addition to compensation they receive as employees of the Company or its affiliates. Certain allocations based upon the revenues of AltAccess Securities are made pursuant to the BCH LPA to BHI, as a result of its ownership of the BCH FLP-1 Unit Accounts, and to BMP, as a result of its ownership of the BCH FLP-2 Unit Accounts. BHI is directly owned by The Highland Business Holdings Trust, of which Mr. Heppner is the trust advisor, and Mr. Heppner and his family are the beneficiaries. BMP is owned by certain of the directors, officers and employees of Ben and a limited number of former employees. Compensation paid to AltAccess Securities and therefore to such registered persons of AltAccess Securities may be significant depending upon the aggregate amount of securities sold in an offering. Related risks include that AltAccess Securities and its registered persons are incentivized to sell the Company’s securities and products, maximize the amount of subscriptions in any offering, favor the Company’s offerings over offerings of unaffiliated third parties and to take greater risks regarding such offerings, and that their decisions relating to offerings of the Company may be influenced by such persons being registered with AltAccess Securities and/or being employees of the Company or its affiliates and the extent of the compensation they may receive by participating in an offering of the Company. This influence and risk may include affecting it or their independence regarding reviewing any offering (including not fully resolving an offering conflict of interest that could impair its ability to conduct a thorough and independent investigation), not treating as a red flag something that another broker-dealer may treat as such, giving different weight to such red flags or accepting an explanation for such red flag that another broker-dealer may not fully accept. Its affiliation with the Company may also present a risk of raised expectations by an investor that AltAccess Securities has special expertise concerning the Company. While AltAccess Securities and its registered persons endeavor to handle these conflicts of interest, incentives and risks in good faith and in a manner that they deem to be fair and equitable under the circumstances, there can be no assurance that this may be the case in a particular circumstance or on an overall basis, including that they may receive or be deemed to receive more favorable treatment, benefits, pricing and/or information than unaffiliated or unrelated third parties.
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
As a part of our business plan, and as a result of the adoption of legislative amendments concerning captive insurers in the State of Kansas, Ben Insurance applied to Commissioner of Insurance of the State of Kansas for a certificate of authority to transact business as a captive insurer under the Kansas Captive Insurance Laws. On August 8, 2025, Ben Insurance voluntarily withdrew its application but intends to refile such application in the future. If and when we receive the necessary regulatory approvals, we intend to offer (1) an insurance line insuring certain affiliates, including Customer ExAlt Trusts, against losses in the value of their ownership interests in an alternative asset resulting from (i) such alternative asset having to make payments under contractual indemnification provisions or being unable to recover damages due to contractual exculpation provisions or (ii) fraud, theft or conversion of assets by the manager or general partner of the respective alternative asset; (2) a surety line insuring the risks attendant to the transfer of alternative assets from a transferor to a transferee; (3) a credit risk insurance line insuring the risk of default on the repayment of loans made to Customer ExAlt Trusts for the purpose of acquiring alternative assets; and (4) a representations and warranties insurance line insuring against losses incurred by a transferee arising from breaches of the representations and warranties made by a transferor in the definitive documents effecting the transfer of the applicable alternative asset from such transferor to such transferee. Kansas insurance statutes and regulations and the policies of the Kansas Insurance Department may require Ben Insurance to, among other things, maintain a minimum level of capital and surplus, satisfy solvency standards, restrict dividends and distributions, obtain prior approval for or provide notification of certain transactions, have at least one director or manager be a resident of Kansas, maintain a principal place of business in Kansas and hold at least one board meeting in Kansas annually, and provide for the performance of certain periodic examinations of Ben Insurance and its financial conditions.
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
We operate our business through our operating subsidiaries, which include Ben Custody, Ben Liquidity, and Ben Markets. Our success will depend primarily on our operating subsidiaries’ ability to operate our business successfully and generate earnings and positive cash flow. In general, companies that seek to implement business plans similar to ours present substantial business and financial risks and uncertainties. Furthermore, to date, Ben Liquidity’s originations of liquidity products have been transacted primarily with a limited number of FAMOs, GPs, and fund-of-funds. Institutional Customers may not represent the primary target market of our liquidity products in the future. In addition, the TEFFI Act, our policies require that two and a half percent (2.5%) of the cash distributions from alternative assets serving as collateral to Ben Liquidity loans be charitably contributed by certain of the Customer ExAlt Trusts to a designated Kansas economic growth zone. If we are unable to operate our business successfully and generate earnings and positive cash flow in the future, such inability will negatively impact our operations and liquidity and may result in an impairment of goodwill.
While BFF has received an unconditional Kansas TEFFI charter, we may continue to encounter delays in effecting certain parts of our current business plan related to BFF’s operating Kansas TEFFI charter, which could hinder our ability to successfully pursue our current business plan.
Through Ben Liquidity, our ExAlt Plan liquidity products are designed to facilitate the delivery of, at a Customer’s election, cash, equity securities or debt securities, or a combination of cash and equity or debt securities for their alternative assets. Our structure is intended to provide our Customers with liquidity for alternative assets in as little as 15 days – and within two to three days for certain qualifying assets. Ben Custody presently provides services to the trustee of Customer ExAlt Trusts for the ongoing administration of the exchanged alternative assets following closing of a liquidity transaction. In order to further grow these businesses, BFF has obtained an operating TEFFI charter in Kansas.
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
As part of its business plan, the Company intends to engage in transactions that may be deemed to represent a conflict of interest, including transactions between Beneficient and its non-wholly owned subsidiary, BCH. Certain officers and directors of Beneficient hold interests in BCH, directly or indirectly, in different proportions than they hold in Beneficient. Therefore, they could be seen as benefiting from transactions that will invest money in the Company’s operating subsidiaries. Beneficient is a Nevada corporation, and under Nevada law, the statutory liability standard of the Nevada business judgment rule codified in Chapter 78.138 of the NRS is the principal avenue to hold directors and officers individually liable for damages arising from official conduct. Nevada does not use the “entire fairness” doctrine in evaluating transactions, which doctrine may be applicable if Beneficient was incorporated in another jurisdiction, and the Nevada Supreme Court has rejected the “entire fairness” doctrine, even when the challenged transaction involves a controlling stockholder and there are allegations of conflicts of interest. In Nevada, the existence of a conflict of interest, in and of itself, does not rebut the codified business judgment rule and shifts the burden of proof to directors.
A determination that we are an unregistered investment company would have serious adverse consequences.
The 1940 Act defines an “investment company” as an issuer that is engaged in the business of investing, reinvesting, owning, holding or trading in securities and owns “investment securities” having a value exceeding 40 percent of the issuer’s unconsolidated assets, excluding cash items and securities issued by the federal government. We believe that we are not an investment company. We do not hold ourselves out as an investment company. On December 31, 2021, BFF was issued an operating trust company charter from the State of Kansas to establish a fiduciary financial institution within the State of Kansas. We believe that BFF’s operations following receipt of the operating charter as a Kansas trust company exempts us from being deemed an investment company subject to registration under the 1940 Act. In addition, we filed an application for an insurance charter from the Commissioner of Insurance of the State of Kansas to transact business as a captive insurer under the Kansas Captive Insurance Laws. On August 8, 2025, Ben Insurance voluntarily withdrew its application but intends to refile such application in the future. If we receive such insurance charter, we believe that our receipt of such insurance charter will provide us a further exemption under the 1940 Act. However, there is no assurance we will be able to obtain an insurance company charter.
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
Because the Company has a holding company structure, as an interest in the Company, Class A common stock, Series A preferred stock, Series B preferred stock and any additional series of preferred stock we issue are and will be structurally subordinated to interests in BCH, including creditors and holders of certain equity interests. With respect to BCH, upon its sale, liquidation, dissolution or winding up, the Class A Units the Company indirectly owns in BCH will be entitled to distributions ranking junior to all other currently issued and outstanding classes and series of BCH’s preferred units. If the proposed transactions to revise BCH’s liquidation priority are completed, certain of the distributions that the Class A Units are entitled to will no longer rank junior to BCH’s preferred units. However, with the resignation of Brad Heppner from his position as Chief Executive Officer and Chairman of the Board of Directors on June 19, 2025, we do not expect the transaction to be consummated on the terms set forth in the Master Agreement. Accordingly, the Company is exploring available alternative options, including renegotiating terms or not proceeding with the transaction. Entities related to Mr. Heppner own the majority of the BCH securities.
As of March 31, 2025, the BCH interests had an aggregate estimated capital account balance determined in accordance with Section 704 of the Internal Revenue Code of $1.1 billion, other than the BCH Class S Ordinary Units, which will share any such distributions with the Class A Units held by the Company on a pro rata basis, other than those distributions specifically contemplated to the Class A Units held by the Company under the terms of the proposed transactions to revised BCH’s liquidation priority. In addition, BCH or Ben LLC could issue securities in the future that have a senior preference on payment to the BCH Class A Units indirectly owned by the Company or that are otherwise structurally senior to Class A common stock or any preferred stock we issue.
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
Pursuant to the terms of the Eighth Amended and Restated Limited Partnership Agreement of BCH (the “BCH Eighth A&R LPA”) that became effective on June 7, 2023 in connection with the consummation of the Business Combination, the preferred returns on the BCH Class S Preferred Units and the BCH Preferred A-1 Unit Accounts have been waived and shall not accrue until December 31, 2024, unless there are allocations of income up to the amount of such quarterly returns, in which event such returns have not be waived. This waiver continued under the terms of the BCH Ninth A&R LPA. As of March 31, 2025, there are substantial amounts in the capital accounts and hypothetical capital accounts of the senior limited partner interests in BCH that continue to exist and have priority over the BCH Class A Units indirectly held by the Company. As of March 31, 2025, the estimated capital account balances and the estimated hypothetical capital account balances of the limited partner interests entitled to preferred returns are as follows: BCH Class S Preferred Units – capital account nominal and hypothetical capital account $0.2 million; and BCH Preferred A-1 Unit Accounts – capital account $813.5 million and hypothetical capital account $935.0 million. In addition, the aggregate estimated capital account balance as of March 31, 2025 for the remaining limited partner interests (BCH Preferred A-0 Unit Accounts) that are senior to the BCH Class A Units indirectly held by the Company is $252.8 million.
The estimated capital account balances and estimated hypothetical capital account balances disclosed in this Annual Report on Form 10-K have been prepared and disclosed for informational purposes only to provide an indication of the amounts that will have priority over the BCH Class A Units that are held indirectly by Beneficient. The estimates are based upon a deemed liquidation value of $1.1 billion as of March 31, 2025 and are subject to adjustment based upon actual results of operations, including the financial performance of BCH’s underlying investments and an adjustment to the carrying value of the assets of BCH in connection with Beneficient’s Business Combination. The holders of these senior limited partner interests in BCH with such capital account and hypothetical capital account balances will have priority over any distributions payable to the Company as the indirect holder of the BCH Class A Units. If the proposed transactions to revise BCH’s liquidation priority are completed, the priority of the Class A Units will be modified. However, with the resignation of Brad Heppner from his position as Chief Executive Officer and Chairman of the Board of Directors on June 19, 2025, we do not expect the transaction to be consummated on the terms set forth in the Master Agreement. Accordingly, the Company is exploring available alternative options, including renegotiating terms or not proceeding with the transaction. Entities related to Mr. Heppner own the majority of the BCH securities.
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
As a part of its business plan, the Company expects to issue additional equity securities in capital raising transactions or otherwise, resulting in the dilution of the ownership interests of its present stockholders. The Charter, as amended, authorizes the issuance of 5,250,250,000 shares of capital stock, consisting of: 5,000,000,000 shares of Class A common stock, 250,000 shares of Class B common stock and 250,000,000 shares of preferred stock, with 50,000,000 shares being shares of Series A preferred stock and 4,464,408 shares of Series B preferred stock, which consist of 3,542,063 shares of Series B-1 preferred stock, 200,000 shares of Series B-2 preferred stock, 20,000 shares of Series B-3 preferred stock, 6,932 shares of Series B-4 preferred stock, and 468,481 shares of Series B-5 preferred stock as of March 31, 2025 pursuant to the respective the respective certificates of designation. Subsequent to March 31, 2025, the Company issued 965,576 shares of its Series B-6 preferred stock, 23,333 shares of its Series B-7 preferred stock and 191,037 shares of Series B-8 preferred stock pursuant to the respective certificates of designation. Additionally, in order to effect the transactions to revise BCH’s liquidation priority, assuming that is pursued, the Company would need to seek stockholder approval to amend its Charter and increase the number of authorized shares of Class B common stock. If additional shares of the Class B common stock are authorized and issued pursuant to the proposed transactions to revise BCH’s liquidation priority, this will result in additional dilution to the Company’s present stockholders. We do not expect the transaction to be consummated on the terms set forth in the Master Agreement. Accordingly, the Company is exploring available alternative options, including renegotiating terms or not proceeding with the transaction.
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
On June 6, 2023, in connection with the Business Combination, certain holders of Class B common stock entered into that certain Stockholders Agreement, which includes certain protective provisions on behalf of the holders of the Class B common stock (the “Stockholders Agreement”). Pursuant to the Stockholders Agreement, Beneficient agreed not to authorize, approve or ratify certain matters without the approval of the holders of at least a majority of the voting power of Class B common stock, including (but not limited to) certain actions related to Ben LLC, Beneficient, and the BCH A&R LPA, and certain additional issuances of shares of Class B common stock (the “Protective Provisions”). These Protective Provisions vest control over certain matters to the holders of Class B common stock and may have an unintended “anti-takeover” effect if the holders of Class B common stock do not approve such a transaction, which could cause the value of the Class A common stock to suffer. The majority of the Company’s Class B common stock is owned by Beneficient Holdings, Inc., which is owned by The Highland Business Holdings Trust, of which Brad Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries.
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
The Company has at times in late fiscal year 2025 and in subsequent periods been in default on certain of the required payment obligations, financial covenants, and information reporting requirements of the HH-BDH Credit Agreement, including delayed interest and principal payments and noncompliance with the minimum monthly liquidity requirement, among others. As of the date of this Annual Report on Form 10-K, the lender has not notified the Company that it intends to declare an event of default related to these defaults, and the Company is actively working with the lender on waivers related to these defaults along with an amendment to the HH-BDH Credit Agreement. Such negotiations remain in process as of the date of this Annual Report on Form 10-K.
The HCLP Loan purportedly matured on April 14, 2025, and on July 30, 2025, HCLP delivered written notice that events of default occurred with respect to the HCLP Loan Agreement. Due to the Company identifying credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP. See the Risk Factor entitled “The HCLP Loan Agreement is collateralized by all of the assets of BCH and the loans, excluding the ExAlt Participation Loans, originated by the Customer ExAlt Trusts and certain of the custody trusts, and the Term Loan under the HH-BDH Credit Agreement is collateralized by pledges of substantially all of the assets of Beneficient Financing, BCH’s equity interests in Beneficient Financing, certain equity interests in the Custody Trust and certain deposit accounts” for additional information.
The events of default under the HCLP Loan Agreement triggered the cross default provision in the HH-BDH Credit Agreement. The Company timely notified HH-BDH of the cross default and, as of the date of this Annual Report on Form 10-K, HH-BDH has not notified the Company that it intends to declare an event of default related to the cross default provision of the HH-BDH Credit Agreement.
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
The primary source of funds for the Customer ExAlt Trusts to repay our ExAlt Loans is distributions from the alternative assets held by the Customer ExAlt Trusts. Any delay in receiving such distributions could adversely impact our liquidity and ability of the Customer ExAlt Trusts to repay the ExAlt Loans. To the extent the Customer ExAlt Trusts do not receive distributions, such as if managers of the professionally managed funds comprising the alternative assets determine to delay distributions or transactions that would result in cash distributions to their limited partners, the Customer ExAlt Trusts’ ability to repay the ExAlt Loans, and therefore, Ben Liquidity’s ability to receive principal and interest payments, may be adversely impacted. For example, during the year ended March 31, 2025, largely as a result of macro-economic conditions, the Customer ExAlt Trusts received fewer distributions from their alternative assets than was originally anticipated, which adversely impacted the Customer ExAlt Trusts’ ability to repay the ExAlt Loans and our liquidity.
As described above, the Customer ExAlt Trust have been experiencing delays in distributions and other realization events on the interests in alternative assets held the Customer ExAlt Trusts. In an effort to address cash flow restraints the Company has been experiencing as a result, an initiative (the “Asset Sales Initiative”) has commenced to sell or otherwise monetize a portion of the assets reported on the Company’s consolidated balance sheet, including assets and additional investments held by the Customer ExAlt Trusts if, as and when prudent. The proceeds received by the Company following assets sales upon repayment of corresponding loans and/or accrued fees are expected to be used to satisfy existing obligations of the Company, including, but not limited to, payments owed to creditors, vendors, and to cover operating expenses. To the extent the Company completes additional sales pursuant to the Asset Sales Initiative, which depends on a number of factors, including whether the Company is successful in negotiating such additional sales and the value that may be offered for the assets, such sales may result in the sale, in the aggregate, of assets in excess of 50% of the investments held by all of the Customer ExAlt Trusts, collectively. While the Company intends to consider such additional sales, there can be no assurances that such additional sales will be available on favorable terms or at all or would otherwise result in proceeds sufficient to repay the corresponding loans made to such Customer ExAlt Trusts.
Risks Related to Our Relationship with GWG
The transfer of GWG’s assets to the GWG Wind Down Trust and the Litigation Trust pursuant to the Second Amended Plan has and could continue to create significant uncertainties and risks for our continued operations and materially and adversely impact our financial operating results.
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
The Second Amended Plan also incorporates the terms of a mediated settlement (the “Mediated Settlement”) between the Official Committee of Bondholders (the “OCB”) and L Bond Management, LLC (the “LBM”). As a result, Pursuant to the Second Amended Plan, the Company did not receive a release, and all potential claims and causes of action of the Debtors’ estates against the Company, including the potential claims and causes of action described in the OCB’s Standing Motion (as defined below), have been assigned to and, potentially may be pursued by, the Litigation Trust. As described below, on April 19, 2024, the Litigation Trustee filed a complaint against Beneficient and certain other parties (the “LT Complaint”). On December 26, 2024, the Litigation Trustee, the Company, its affiliates and officers and directors, and other defendants insured under the applicable insurance policies filed a stipulation informing the court that they had reached an agreement in principle to settle the case. On June 13, 2025, the Bankruptcy Court for the Southern District of Texas approved the settlement agreement resolving all claims pending in the Bankruptcy Court under the lawsuits related to GWG Holdings, Inc. against the Company, its subsidiaries, and each of their current and former directors and officers. The settlement does not require any payment by the Company or its affiliates and officers and directors and resolves the LT Complaint against the

Company, its subsidiaries, and each of their current and former directors and officers. The settlement did not include all relevant parties, including certain parties for which the Company contractually owes indemnification obligations pursuant to certain existing contracts. The Company is required to indemnify these parties for losses they incur in connection with the LT Complaint, including for their defense of the LT Complaint and any judgment entered against them in the LT Complaint and such indemnification obligations could materially and adversely impact our financial operating results.
The transfer of GWG’s assets to the GWG Wind Down Trust and Litigation Trust and their subsequent liquidation pursuant to the Second Amended Plan could create significant uncertainties and risks for our continued operations and/or materially and adversely impact our financial operating results. Among other things, as of the Effective Date, the Company held approximately 2.5 million shares of GWG common stock, and the Customer ExAlt Trusts held 9.8 million shares of GWG common stock and $94.8 million of outstanding principal amount of L Bonds. On the Effective Date, all securities issued by GWG, including GWG’s common stock, preferred stock and debt securities (including all L Bonds) were cancelled. Holders of such cancelled securities, including the Company and the Customer ExAlt Trusts, were delivered trust interests (the “New WDT Interests”) in GWG Wind Down Trust. As of March 31, 2024, Ben held 0.8 million interests of Series A1 and 2.5 million interests of Series E of the GWG Wind Down Trust, and the Customer ExAlt Trusts held 82.0 million, 14.5 million, and 9.8 million interests of Series A1, Series A2, and Series E, respectively, of the GWG Wind Down Trust. During the years ended March 31, 2025 and 2024, the Company has recognized net losses of nominal and $1.4 million, respectively, related to its interests in the GWG Wind Down Trust (or GWG Holdings, as applicable), and the Customer ExAlt Trusts have recognized net losses of $0.5 million and $66.1 million related to its interest in the GWG Wind Down Trust (or GWG Holdings, as applicable), all of which is reflected in the consolidated statements of comprehensive income (loss). If the value of such New WDT Interests received by the Company and the ExAlt Trusts in exchange for their GWG common stock and L Bonds were to continue to significantly drop, the value of the Company’s or the Customer ExAlt Trusts’ holdings of such New WDT Interests would also continue to significantly drop, which could result in a decline in our value and/or have a negative impact on our operating results. Such a decline in the perceived value or operating results of the Company, on a consolidated basis, could ultimately be reflected as a reduction in the market price of our securities, which could adversely influence our ability to raise capital in the future.
Additionally, a subsidiary of the Company has loans to certain Customer ExAlt Trusts in the approximate aggregate principal amount of $145.9 million (net of unamortized discounts), which are collateralized by the New WDT Interests held by these certain Customer ExAlt Trusts. The value and/or availability of such New WDT Interests to satisfy the loans have been materially impacted as a result of the Chapter 11 Cases and the Second Amended Plan and may also be materially impacted as a result of potential litigation against the Company relating to its transactions with GWG. As of March 31, 2025, an allowance for credit losses of $145.9 million was recorded on these loans, principally related to the decline in the value of the GWG common stock and L Bonds (prior to their cancellation). In addition, we have recorded an allowance for credit losses of $1.8 million on fees receivables related to these Customer ExAlt Trusts. The allowance for credit losses on both the loans and fee receivables are eliminated in the presentation of our consolidated financial statements but directly impacts the income (loss) allocable to the Company’s and BCH’s equity holders. We may be required to record additional impairment charges on the loans and a further reduction in the value of the New WDT Interests received in exchange for such L Bonds or GWG common stock could have a material adverse effect on the Customer ExAlt Trust’s ability to repay the current carrying value of the loans.
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
On March 10, 2025, the Company entered into a binding settlement agreement to resolve all claims in the GWG’s Chapter 11 Cases for a sum within applicable insurance policy limits. On June 13, 2025, the Bankruptcy Court approved the settlement agreement. The settlement agreement remains subject to the approval of the District Court for the Northern District of Texas. With the Bankruptcy Court’s approval, the settlement in the Bankruptcy Court is now final. The settlement resolves all claims filed in the Bankruptcy Court against the Company, its subsidiaries, and each of their current and former directors and officers without any admission, concession or finding of any fault, liability or wrongdoing by the Company or any defendant. On September 25, 2025, the United States District Court for the Northern District of Texas granted the motion for preliminary approval of the settlement. A hearing on whether to grant final approval of the settlement has been set for January 13, 2026.

We may face risks related to allegations in the Chapter 11 Cases, which has, and could further, damage our reputation and otherwise be disruptive to our business.
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
Furthermore, in connection with GWG’s Chapter 11 Cases, the OCB filed a motion seeking standing (the “Standing Motion”) to pursue causes of action that include (i) avoidance actions including challenges to transactions between GWG and the Company under theories of actual or constructive fraudulent transfer, (ii) allege claims for breach of fiduciary duty against former and current Company directors and officers, including Ben’s former CEO, for approving such transactions, (iii) advance a basis for the claims that GWG did not receive reasonably equivalent value in these transactions, and (iv) seek recovery from the Company and the other named individuals, including Ben’s former CEO. More specifically, such challenged transactions relate to (i) GWG’s commitment to loan the Company $65 million that GWG funded in two tranches on May 31, 2019 ($50 million on June 3, 2019 and $15 million on November 22, 2019), (ii) GWG’s purchase of $10 million of equity in the Company on June 12, 2019, (iii) GWG’s capital contribution to the Company of $79 million on December 31, 2019, (iv) $130.2 million in contributions by GWG to the Company pursuant to a Preferred Series C Unit Purchase Agreement, and (v) the Company’s ultimate decoupling from GWG. Additionally, the motion included proposed claims against certain of GWG’s former directors for an illegal dividend under Delaware law and claims for unjust enrichment against certain of GWG’s former directors, individuals and corporate entities affiliated with or controlled by Ben’s former CEO, transferees of certain allegedly fraudulent transfers, and certain broker-dealers who marketed and sold L Bonds. The OCB’s Standing Motion stated that the proposed claims could add in excess of $500 million worth of additional value to the Debtors’ estate.
On February 22, 2023, the Company and the Company’s former CEO, Brad K. Heppner, filed motions to object to the OCB’s Standing Motion that refutes the allegations. On March 9, 2023, the Debtors, the OCB and LBM entered into the Mediated Settlement in the Chapter 11 Cases, the terms of which were incorporated into the Second Amended Plan. The Second Amended Plan provides for the creation of a Litigation Trust with an initial funding amount of $3 million in cash, and all potential claims and causes of action of the Debtors’ estates against the Company were, unless otherwise settled, assigned to and, potentially may be pursued by the Litigation Trust, including those claims related to the OCB’s Standing Motion. On June 20, 2023, the Bankruptcy Court entered an order confirming the Second Amended Plan, which became effective on August 1, 2023, and the Standing Motion was deemed to be withdrawn.
On the effective date of the Second Amended Plan, which occurred on August 1, 2023, GWG transferred any potential claims against the Company and certain other parties to the Litigation Trust. On April 19, 2024, the Litigation Trustee filed the LT Complaint as an Adversary Proceeding in the bankruptcy of GWG Holdings, Inc. against Ben Management, the Company, BCH, Beneficient Capital Company II, L.L.C., f/k/a Beneficient Capital Company, L.L.C. (together with New BCC, defined herein, “BCC”), Beneficient Capital Company, L.L.C. (“New BCC”), BHI, various current or former officers and directors of the Company, HCLP and certain of its affiliates, former officers and directors of the Company’s former parent company, trustees of certain trusts that are directly or indirectly controlled by, or operate for the benefit of, Ben’s former CEO and founder or his family, entities directly or indirectly held by, or that are under common control with, such trusts, and in which Ben’s former CEO and his family members are among classes of economic beneficiaries, whether or not Ben’s former CEO is entitled to economic distributions from such trusts, and others. The LT Complaint alleges causes of action that include (i) actual or constructive fraudulent transfer for certain transactions between GWG and the Company or its affiliates, (ii) breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty, and civil conspiracy, (iii) unjust enrichment, (iv) avoidance of any purported releases of the defendants, and (v) disallowance of the claims filed by certain defendants, including the Company, in the GWG bankruptcy case.
More specifically, such challenged transactions relate to (i) GWG’s purchase of $10 million of equity in the Company on June 12, 2019, (ii) GWG’s commitment on May 31, 2019 to loan trusts affiliated with the Company $65 million that GWG funded in two tranches ($50 million on June 3, 2019 and $15 million on November 22, 2019) and the repayment of such loan, (iii) GWG’s capital contribution to the Company of $79 million on December 31, 2019, (iv) approximately $145 million in capital contributions by GWG to the Company pursuant to a Preferred Series C Unit Purchase Agreement, and (v) the Company’s ultimate decoupling from GWG. Additionally, the LT Complaint seeks to avoid the debts owed by the Company to HCLP. The LT Complaint seeks to, among other things, avoid certain of the transactions and/or recover damages, attorney’s fees and expenses, pre-judgment and post-judgment interest. The LT Complaint does not purport to estimate the damages sought. On December 26, 2024, the Litigation Trustee, the Company, its affiliates and officers and directors, and other defendants insured under the applicable insurance policies filed a stipulation informing the court that they had reached an agreement in principle to settle the case. On June 13, 2025, the Bankruptcy Court for the Southern District of Texas approved the settlement agreement resolving all claims pending in the Bankruptcy Court under the lawsuits related to GWG Holdings, Inc. against the Company, its subsidiaries, and each of their current and former directors and officers. The settlement does not require any payment by the Company or its affiliates and officers and directors and resolves the LT Complaint against the Company, its subsidiaries, and each of their current and former directors and officers. The settlement did not include all relevant parties, including certain parties for which the Company contractually owes indemnification obligations pursuant to certain existing contracts. The Company is required to indemnify these parties for losses they incur in connection with the LT Complaint, including for their defense of the LT Complaint and any judgment entered against them in the LT Complaint and such indemnification obligations could materially and adversely impact our financial operating results.
In light of the LT Complaint and any possible future claims brought by the Litigation Trustee against parties where we owe indemnification obligations, whether related to the causes of action described in the LT Complaint and/or the Standing Motion or not, we may face significant risk, including the cost of protracted litigation. Even if these parties prevail in any litigation brought by the Litigation Trustee, the existence of the allegations alone could continue to result in reputational harm to us as a result of negative public sentiment, increased scrutiny from our regulators, and reduced investor and stakeholder confidence. Additionally, the negative publicity, uncertainty, and risks associated with the Chapter 11 Cases, the OCB’s Standing Motion and the LT Complaint have negatively impacted and may continue to negatively impact investors’ willingness to engage with us until any related claims, including those with parties where we owe indemnification obligations, are resolved. As examples, during this protracted process, these uncertainties and risks have resulted in an investor advising us that it has refused to invest in connection with the Business Combination, and we have received indications from other potential investors that they would withhold their potential investments in the Company until these matters are resolved or until further clarity is available. Additionally, the allegations may impact the willingness of our customers and other parties to transact business with us.
As discussed above, on March 10, 2025, the Company entered into a binding settlement agreement to resolve all claims in the GWG’s Chapter 11 Cases for a sum within applicable insurance policy limits, and the Bankruptcy Court approved the settlement agreement on June 13, 2025. The settlement agreement remains subject to the approval of the District Court for the Northern District of Texas. The settlement resolves all claims filed in the Bankruptcy Court against the Company, its subsidiaries, and each of their current and former directors and officers without any admission, concession or finding of any fault, liability or wrongdoing by the Company or any defendant. On September 25, 2025, the United States District Court for the Northern District of Texas granted the motion for preliminary approval of the settlement. A hearing on whether to grant final approval of the settlement has been set for January 13, 2026.
A regulatory investigation involving GWG has diverted and may continue to divert time and attention of our management.
GWG, Beneficient’s former parent company and current holder of equity in the Company, received a subpoena in October 2020 from the SEC’s Division of Enforcement indicating the existence of a nonpublic investigation involving GWG. On June 29, 2023, the Company received a “Wells Notice” from the Staff of the SEC’s Division of Enforcement, stating that the Staff has made a preliminary determination to recommend that the SEC file a civil enforcement action against the Company alleging violations of certain provisions of the Securities Act and the Exchange Act. The staff’s allegations appeared to relate to, among other things, the Company’s association with an amendment to the debt coverage ratio calculation approved by certain holders of GWG Holdings issued debt in 2019 under an indenture and related disclosures by GWG, the December 31, 2019 valuation of the Company’s goodwill by a third-party valuation agent, potential contractual rights concerning an amendment to the Company’s governing documents, and other items in the historical disclosures of GWG.
On July 1, 2024, the Company received a termination letter from the SEC advising the Company that the SEC’s investigation related to the Company had concluded and that the Staff does not intend to recommend any enforcement actions by the SEC. The termination letter was provided to the Company under the guidelines of the final paragraph of Securities Act Release No. 5310 which states, among other things, that “[such notice] must in no way be construed as indicating that the party has been exonerated or that no action may ultimately result from the staff’s investigation of that particular matter.” While there have been no further actions to date, there can be no assurance that there will not be any further action on this or other matters by the SEC. The investigation by the SEC has taken and may continue to take significant time if further action is taken, attention and resources of our directors and management, which has resulted and may continue to result in substantial costs to us.

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
On February 18, 2022, Paul Capital Advisors (“PCA”) filed a lawsuit against MHT Financial, L.L.C. (“MHT”), BCG, and two trust advisors (the “Trust Advisors”), Murray Holland (currently, the sole owner of MHT and formerly the Chairman, President and CEO of GWG) and James Turvey (a former employee of BCG) in the Delaware Court of Chancery (the “Court” or the “Court of Chancery”). While BCG was named as a defendant, PCA did not assert claims against or seek relief from BCG but instead asserted one cause of action that only sought the removal and replacement of the Trust Advisors. The lawsuit concerns a set of transactions that utilized a trust structure with MHT as the sole beneficiary. Through this trust structure, PCA sold illiquid investments with a net asset value of approximately $500 million to MHT in exchange for a contractual right from MHT to receive proceeds derived from an auction of BCG securities held in certain trusts (the “Trusts”). Pursuant to a separate contingent value right (“CVR”) contract (the “CVR Contract”) between BCG, affiliates of BCG (collectively, the “BEN CVR Parties”), and MHT, BCG agreed to undertake certain obligations if consideration from the auction of the BCG securities held in the Trusts resulted in an amount less than the net asset value of the illiquid investments MHT purchased from PCA (a “Shortfall ET Amount”), and other precedent conditions occurred. These obligations included, among other things, making quarterly distributions of “Available Cash” to the Trusts until the distributions equaled the Shortfall ET Amount.
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
Additionally, on December 16, 2022, a former member of the board of directors of Ben Management initiated a private arbitration in the International Court of Arbitration of the International Chamber of Commerce, challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The claimant sought total damages of $36.3 million plus attorney’s fees and punitive damages. On April 23, 2024, the sole arbitrator held that in terminating the claimant’s equity awards, the Company had breached its contractual obligations, and as a result, awarded the claimant $55.3 million in compensatory damages, including pre-judgment interest. Post-judgment interest was also awarded to claimant. Neither attorneys’ fees nor punitive damages were awarded to the claimant. The Company was also asked to pay arbitration-related costs in the amount of approximately $0.1 million. On July 29, 2024, the Texas District Court entered an order vacating the previously Arbitration Award against the Company in the aggregate amount of approximately $55.3 million in compensatory damages, including pre-judgment and post-judgement interest. The Texas District Court directed the parties to file motions requesting any further relief that may be available within twenty days of the order. On August 2, 2024, the claimant filed an appeal to challenge the order vacating the Arbitration Award in the Texas Fifth Court of Appeals. The claimant filed his opening brief on October 28, 2024, and the Company filed its response brief on January 21, 2025. On February 10, 2025, the claimant filed his reply brief. The Texas Fifth Court of Appeals heard oral arguments in April 2025. A specific timeline for making a final decision has not been provided by the Court of Appears. The Company continues to vigorously defend itself in connection with the appeal.
On April 19, 2024, the Litigation Trustee filed a complaint (the “LT Complaint”) as an Adversary Proceeding in the bankruptcy of GWG Holdings, Inc. currently pending in the United States Bankruptcy Court in the Southern District of Texas against Ben Management, the Company, BCH, Beneficient Capital Company II, L.L.C., f/k/a Beneficient Capital Company, L.L.C. (together with New BCC, defined herein, “BCC”), Beneficient Capital Company, L.L.C. (“New BCC”), BHI, various current or former officers and directors of the Company, HCLP and certain of its affiliates, former officers and directors of the Company’s former parent company, trustees of certain trusts that are directly or indirectly controlled by, or operate for the benefit of, Ben’s former CEO and founder or his family, entities directly or indirectly held by, or that are under common control with, such trusts, and in which Ben’s former CEO and his family members are among classes of economic beneficiaries, whether or not Ben’s former CEO is entitled to economic distributions from such trusts, and others. The LT Complaint alleges causes of action that include (i) actual or constructive fraudulent transfer for certain transactions between GWG and the Company or its affiliates, (ii) breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty, and civil conspiracy, (iii) unjust enrichment, (iv) avoidance of any purported releases of the defendants, and (v) disallowance of the claims filed by certain defendants, including the Company, in the GWG bankruptcy case.
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
On August 29, 2024, the Company and related entities moved to dismiss the claims asserted against them. Ben’s former CEO and related entities also moved to dismiss the claims asserted against them. The remaining defendants moved to dismiss the claims asserted against them on November 4, 2024. The motions remain pending as to related entities to Ben’s former CEO. On December 26, 2024, the Litigation Trustee, the Company, its affiliates and officers and directors, and other defendants insured under the applicable insurance policies filed a stipulation informing the court that they had reached an agreement in principle to settle the case. On June 13, 2025, the Bankruptcy Court for the Southern District of Texas approved the settlement agreement resolving all claims pending in the Bankruptcy Court under the lawsuits related to GWG Holdings, Inc. against the Company, its subsidiaries, and each of their current and former directors and officers. The settlement does not require any payment by the Company or its affiliates and officers and directors and resolves the LT Complaint against the Company, its subsidiaries, and each of their current and former directors and officers. On September 25, 2025, the United States District Court for the Northern District of Texas granted the motion for preliminary approval of the settlement. A hearing on whether to grant final approval of the settlement has been set for January 13, 2026.
The terms of the settlement are within the policy limits of the Company’s insurance policy with respect to such claims, and the Company expects the settlement will be entirely funded by insurance proceeds. The Company therefore does not believe any losses associated with the settlement would have a material adverse effect on its results of operations or cash flows in future periods. Accordingly, the Company has recorded an estimated liability of $34.5 million in accounts payable and accrued expenses and estimated insurance recoveries of $34.5 million in other assets, net, in the consolidated statement of financial condition as of March 31, 2025. The amounts reflected in our consolidated financial statements for the estimated liability and insurance recoveries represents an estimate of the amounts attributable to Ben, its consolidated subsidiaries, and directors as part of a broader settlement also involving other parties.
The Company owes indemnification obligations pursuant to certain existing contracts, including to certain parties included in the LT Complaint that are not parties to the settlement described above, which includes HCLP and other entities associated with our former CEO, Brad K. Heppner. The Company is required to indemnify these parties for losses they incur in connection with the LT Complaint, including for their defense of the LT Complaint and any judgment entered against them in the LT Complaint. The indemnification obligations would also extend to other currently ongoing lawsuits and potentially to future lawsuits to the extent they arise against these entities.
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
On March 30, 2023, David Scura and Clifford Day, on behalf of themselves and all others similarly situated, filed a class action lawsuit in the United States District Court for Northern District of Texas against Ben, certain members and former members of the Board (Brad K. Heppner, Peter T. Cangany, Jr., Richard W. Fisher, Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer), certain past members of the board of directors of GWG (Jon R. Sabes and Steven F. Sabes), FOXO and Emerson Equity LLC (“Emerson”) (the “Scura Action”). The suit alleged that the defendants defrauded GWG investors in connection with the sale of GWG’s L Bonds and preferred stock, and it asserted claims on behalf of a putative class consisting of all persons and entities who purchased or otherwise acquired GWG’s L Bonds or preferred stock of GWG between December 23, 2017 and April 20, 2022. The suit alleged that (i) the Company, the individual defendants, and FOXO violated Sections 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, (ii) that the individual defendants violated Section 20(a) of the Exchange Act and (iii) that Emerson violated Section 15(c)(1)(A) of the Exchange Act. On May 3, 2023, Thomas Horton and Frank Moore, in their capacities as the lead plaintiffs in the Bayati Action, filed a motion to lift the automatic stay in the Chapter 11 Cases in order to file a motion in the Northern District of Texas seeking to consolidate the Bayati and Scura Actions under the Private Securities Litigation Reform Act. On June 8, 2023, the plaintiffs in the Scura Action filed a voluntary notice of dismissal without prejudice.
On August 16, 2023, Thomas Horton and Frank Moore, in their capacities as the Lead Plaintiffs in the Bayati Action, filed a notice regarding the confirmation of the Debtors’ Chapter 11 plan in the GWG bankruptcy, a motion seeking to lift the bankruptcy stay and a motion to consolidate the Bayati and Horton Actions. On September 12, 2023, the court entered an order consolidating the Bayati and Horton Actions. The court ordered that the consolidated action shall bear the caption In re GWG Holdings, Inc. Securities Litigation. The court lifted the bankruptcy stay and ordered the Lead Plaintiffs to file a new consolidated complaint within 20 days. On October 2, 2023, the Lead Plaintiffs filed a Consolidated Class Action Complaint against the Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer

(the “Ben Individual Defendants”), Murray T. Holland, Timothy L. Evans, David H. de Weese, Roy W. Bailey, David F. Chavenson, and Whitley Penn LLP, alleging Securities Act violations arising out of the Offering. The complaint alleges that the individual defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act, and further alleges that the Company violated Section 15 of the Securities Act. The Company and the Ben Individual Defendants filed a motion to dismiss the complaint on November 7, 2023. On January 4, 2024, defendants Murray Holland, Roy Bailey, Tim Evans, Whitley Penn, David Chavenson and David H. de Weese filed motions to dismiss. The Lead Plaintiffs’ responded to the various motions to dismiss on February 20, 2024, and the defendants (other than Whitley Penn) filed replies in support of the motions to dismiss on March 21, 2024. On October 24, 2024, the court granted defendants’ motions to dismiss and dismissed the claims without prejudice. The Lead Plaintiffs filed an amended complaint on November 14, 2024. On December 26, 2024, the Lead Plaintiff, the Company, and other defendants filed a motion informing the court that they had reached an agreement in principle to settle the claims on a class-wide basis. While the settlement has been approved by the Bankruptcy Court for the Southern District of Texas as it relates to the GWG Litigation Trust Adversary Proceedings as described above, this matter has not yet been approved by the relevant court. The Lead Plantiffs filed a motion for preliminary approval and, on September 25, 2025, the United States District Court for the Northern District of Texas granted the motion for preliminary approval of the settlement. A hearing on whether to grant final approval of the settlement has been set for January 13, 2026. If the settlement is not approved, the Company intends to vigorously defend itself in the litigation.
On October 27, 2023, David Scura filed a petition in Dallas County District Court against Brad K. Heppner, Jon R. Sabes, Steven F. Sabes, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer, the Company and FOXO, alleging violation of the Texas Securities Act, common law fraud, unjust enrichment, and civil conspiracy to defraud. Also on October 27, 2023, Clifford Day and Carla Monahan filed a petition in Dallas County District Court against the same defendants, alleging the same claims. On April 10, 2024, the plaintiffs and Ben parties entered into a twelve-month tolling agreement, and the plaintiffs filed motions to nonsuit their claims that the courts granted on April 12, 2024 and April 16, 2024, respectively. The plaintiffs re-filed their claims in Dallas County District Court on November 22, 2024. On January 17, 2025, the plaintiffs filed notices informing the court that the parties had reached an agreement in principle to settle all claims and anticipate dismissing the cases following the settlement documentation process. The parties entered into a settlement agreement on July 28, 2025, pursuant to which the Plaintiffs filed a notice of nonsuit with prejudice on August 22, 2025, which was effective immediately upon filing.
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
On January 10, 2025, the Hatteras Defendants and Mr. Perkins filed a Notice of Removal, removing the action to District Court pursuant to the Class Action Fairness Act, 28 U.S.C. § 1453(b), and 28 U.S.C. § 1332(d), which provides for federal jurisdiction over certain class action lawsuits. On January 28, 2025, YWCA filed an amended complaint, which continues to assert the derivative claims asserted in its original complaint (Counts I-VII) but no longer asserts the class action claim (formerly Count VIII). As a result, the parties entered into a stipulation remanding the case to the Court of Chancery for all further proceedings, which was entered by the District Court on February 5, 2025. On February 6, 2025, the parties filed a Joint Stipulation and Proposed Order Setting Time to Respond to Amended Complaint in the Court of Chancery. On March 3, 2025, the Ben Defendants filed a motion to dismiss the complaint and an opening brief in support of such motion. The Company intends to vigorously defend against these claims.
On March 17, 2025, Lazard Frères & Co. LLC (“Lazard”) filed a complaint against the Company in the U.S. District Court for the Southern District of New York, alleging that the Company breached the terms of its previous contract with Lazard by failing to timely pay amounts owed thereunder. Lazard seeks damages in the amount of approximately $4.5 million in addition to costs, attorneys’ fees and prejudgment interest. In June 2025, the Company reached a settlement with Lazard for payment of approximately $2.5 million based on a payment schedule outlined in the settlement agreement. As of the date of the filing of this Annual Report on Form 10-K, all required payments under the payment schedule outlined in the settlement agreement have been made on a timely basis.
This litigation (and related litigation against other parties that is not part of the settlement) can subject us to substantial costs and divert resources and the attention of management from our business. If these claims are successful, our business could be seriously harmed. Even if the claims do not result in protracted litigation or are resolved in our favor, the time and resources needed to resolve such claims could divert our management’s resources and adversely affect our business.
The settlement of the LT Complaint utilizes substantially all of the amount of insurance coverage available to the Company on certain continuing legal matters. Therefore, ongoing defense costs and, to the extent there are any, awards against the Company associated with these legal matters will be borne by the Company. Prior to the settlement of the LT Complaint, the substantial majority of the defense costs related to these certain continuing legal matters, were covered under the terms of our directors and officers insurance policies.
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
Our former Chief Executive Officer’s and employees’ ability to participate in our equity incentive programs, our profit participation programs and awards of restricted stock units may create an incentive for them to effect more speculative liquidity transactions and determinations than would be the case in the absence of such arrangement.
Our employees sometimes receive equity awards or other Company performance-based fees or allocations, and our former Chief Executive Officer, even after his resignation on June 19, 2025, receives profit participation through interests in BCH held by BHI, that may create an incentive for them to effect more speculative liquidity transactions and determinations, directly or indirectly on behalf of our Customers, or otherwise take or refrain from taking certain actions than it would otherwise make in the absence of such equity units or performance-based fees or allocations. In addition, we may have an incentive to make exit determinations based on factors that maximize economics in favor of us or our employees. Certain of our senior management employees or related persons may receive a portion of our equity interests or Company performance-based fees or allocations with respect to one or more of our subsidiaries, which may similarly influence such employees’ or related persons’ judgments. Our failure to appropriately manage any actual, potential or perceived conflicts of interest resulting from such employees’ ability to receive equity interests could have a material adverse effect on our reputation, which could materially and adversely affect our business in a number of ways, including an inability to effect liquidity transactions, attract new Customers or retain existing Customers.
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
We adopted on April 1, 2023, the Current Expected Credit Loss (“CECL”) accounting standard that superseded the previous standard for establishing allowances for loan and lease losses that we were utilized prior to adopting CECL and as an input to the allocation of income (loss) to the Company’s and BCH’s equity holders with respect to the ExAlt Loans, which eliminate in the presentation of our consolidated financial statements. The prior methodology generally considered only past events and current conditions and was replaced with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first originated or acquired. Upon adoption on April 1, 2023, the CECL standard required us to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities, as opposed to the prior practice of recording losses when it is probable that a loss event has occurred. The accounting standard also required us to record a cumulative-effect adjustment to equity on the adoption. The adoption of the CECL standard may result in materially different results as compared to the previous method impacting how we determine allowance for credit losses and has to-date required us to significantly increase the allowance, including those allowances that eliminate in the presentation of our consolidated financial statements but are utilized as an input in determining the allocation of income (loss) to the Company’s and BCH’s equity holders. Moreover, the CECL standard may create more volatility in the level of the allowance. Material increases to the level of the allowance for any reason could adversely affect our business, financial condition and results of operations, including the allocation of income (loss) to the Company’s and BCH’s equity holders.
We have identified a material weakness in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2025. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in a material misstatement in our financial statements or a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our Class A common stock.
Pursuant to the Sarbanes-Oxley Act of 2002 and related rules and regulations, our management is required to report annually on the effectiveness of our internal control over financial reporting and assess the effectiveness of our disclosure controls on a quarterly basis. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to consistently produce reliable financial statements and financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. The Company’s current management concluded that as a result of a material weakness in internal control over financial reporting at the evaluation date, the Company’s disclosure controls and procedures and internal control over financial reporting were not effective at March 31, 2025. The material weakness relates to a deficiency in the control environment specifically because certain actions by a former member of senior management failed to demonstrate commitment to integrity and ethical behavior and senior management did not set an appropriate tone at the top. Although these actions did not have a quantitative impact on our financial statements, because of the circumvention of controls orchestrated by the now former member of senior management, we concluded that the potential for material misstatement of the financial statements was more than remote. Accordingly, management has determined that this control deficiency constitutes a material weakness. See Item 9A - “Controls and Procedures.”

A “material weakness” is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Although we have taken steps to implement remedial actions to improve the design and operational effectiveness of the elements of the internal control environment that contributed to this material weakness, including through management changes and the separation of the role of chairperson of the board of directors and CEO, there can be no assurance that we will be successful in making the improvements necessary to remediate our material weakness, or that we will do so in a timely manner, or that we will not identify additional control deficiencies or material weaknesses in the future. If we are not successful in making these improvements, or if we have additional control deficiencies, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports with the SEC in a timely manner, which may expose us to legal and regulatory liabilities and our Class A common stock to be delisted from Nasdaq, and may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our Class A common stock. In addition, implementing any appropriate changes to our internal controls may distract our officers and employees and/or entail substantial costs.
Risks Related to Our Growth Strategy
Our failure to correctly identify mergers, acquisitions, divestitures or other strategic transactions could have a material adverse effect on our business, financial condition and results of operations.
We may seek to facilitate our growth through mergers, acquisitions or other strategic transactions. Mergers, acquisitions, and other strategic transactions involve inherent risks that could compromise the success of the combined business and dilute the holdings of our equity holders. If we are incorrect when assessing the value, strengths, weaknesses, liabilities and potential profitability of such transactions, or if we fail to adequately integrate the acquired businesses or individuals, the success of the combined business could be compromised.
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
Economic Environment, Capital Markets-Related and General Risks
Our current inability to raise sufficient capital, recurring losses from operations, negative cash flows from operations, and delays in executing our business plans, raise substantial doubt regarding our ability to continue as a going concern. If we are unable to obtain sufficient additional funding or do not have access to capital, we may be required to terminate or significantly curtail our operations.
We heavily rely on a combination of cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio, receipt of fees for performing trust services, dividends and interest on investments, debt offerings, and equity offerings, including under the SEPA (as discussed elsewhere in this Annual Report on Form 10-K), to meet our obligations. Our inability to raise sufficient capital, exacerbated by the now-terminated SEC investigation relating to the Company’s association with GWG, ongoing litigation involving the Litigation Trustee, and other negative publicity discussed elsewhere in this Annual Report on Form 10-K, including the nature of Mr. Heppner’s departure from the Company, in combination with significant recurring losses from operations, negative cash flows from operations, currently existing events of default on certain of our outstanding related party debt obligations (as described below), and delays in executing our business plans, raise substantial doubt about our ability to continue as a going concern within one year after the date of the issuance of our financial statements included in this Annual Report on Form 10-K. As described elsewhere in this Annual Report on Form 10-K, we received events of default notice related to our HCLP Loan Agreement on July 30, 2025, which matured and became due and payable immediately on maturity, however, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan in light of credible evidence that Mr. Heppner, our founder and former CEO, participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items.
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
As of the date of this report, we believe that our existing cash resources, expected cash flows from operations and additional sources of liquidity are not sufficient to support contractual obligations coming due over the next 12 months as they presently exist. Our ability to continue as a going concern will depend on our ability to obtain sufficient additional capital and/or prudently monetizing a portion of the assets reported on the Company’s consolidated balance sheet, including assets and additional investments held by the Customer ExAlt Trusts. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors would lose part or all of their investment.
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
Under the SEPA, the Company agreed to issue and sell to the Yorkville Investor, from time to time, and the Yorkville Investor agreed to purchase from the Company, up to $250 million of the Company’s shares of Class A common stock. The Company shall not affect any sales under the SEPA and the Yorkville Investor shall not have any obligation to purchase shares of Class A common stock under the SEPA to the extent that after giving effect to such purchase and sale the aggregate number of shares of Class A common stock issued under the SEPA together with any shares of Class A common stock issued in connection with any other related transactions that may be considered part of the same series of transactions, where the average price of such sales would be less than $219.20 and the number of shares issued would exceed 19.9% of the outstanding voting Common Stock as of the date of the SEPA (the “Exchange Cap”). On June 20, 2024, the Company obtained stockholder approval pursuant to Nasdaq Listing Rule 5635(d) for the issuance of shares of Class A common stock to the Yorkville Investor in excess of the Exchange Cap. While no longer subject to the Exchange Cap, there are other restrictions or limitations, whereby the Company may not have access to the right to sell the full $250 million of shares of Class A common stock to the Yorkville Investor, which could have a material adverse effect on our liquidity, financial condition and results of operations.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, since March 2023, several financial institutions have been closed and been taken into receivership by the Federal Deposit Insurance Corporation (“FDIC”). Similarly, these events, concerns or speculation could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all.
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
Our operations, products and services may be negatively impacted by changes in general economic and market conditions including, but not limited to, changes in interest rates, availability of credit, inflation rates, economic uncertainty, slowdown in global growth, changes in laws (including laws relating to taxation and regulations on the financial industry, regulatory requirements, and tariffs), disease, pandemics or other severe public health events, trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including government shutdowns, wars, terrorist acts or security operations) because the performance of our liquidity products and value of the assets in our collateral portfolio is directly affected by conditions in the financial and securities markets. The financial markets and businesses operating in the securities industry are highly volatile and are directly affected by, among other factors, domestic and foreign economic conditions, geopolitics and general trends in business and finance, all of which are beyond our control. Declines in the financial markets or a lack of sustained growth may result in a corresponding decline in our performance and may adversely affect the assets comprising the collateral and the loans against the assets comprising the Collateral. In addition, we may not be able to, or may choose not to, manage our exposure to these conditions and/or events by using forward contracts, options, swaps, caps, collars and floors or using other forms of derivative instruments.
We may use hedging transactions to manage certain market risks; our business, profitability and liquidity may be adversely affected by unanticipated market conditions including interest rates, currency exchange rates, equity market behavior, and other relevant market factors that generate losses not covered or offset by a hedge.
When managing our and the Customer ExAlt Trusts’ ultimate beneficiary’s exposure to market risks, we may make use of forward contracts, options, swaps, caps, collars and floors and may pursue other strategies or use other forms of derivative instruments to limit our exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates and currency exchange rates. In April 2022, Beneficient, through our subsidiary CT Risk Management, L.L.C., made aggregate payments of approximately $7.5 million to purchase additional put options against a decrease in the S&P 500 Index that were sold in September 2023 for $1.0 million, resulting in a recognized loss at the time of sale of $0.7 million. The options had an aggregate notional amount of approximately $141 million. Half of the notional was to expire in April 2024, while the other half was to expire in April 2025. On April 27, 2022, CT Risk Management, L.L.C., sold an equity interest to a third-party involved in a participation loan transaction for $2.4 million and utilized the proceeds to purchase additional put options similar to the put options purchased on April 1, 2022. The put options were designed to protect the net asset value of the interests in alternative assets, which generate the collateral to certain of the loans in Ben Liquidity’s loan portfolio or the loans related to the participation loan transaction and provide for distributions to the Customer ExAlt Trusts’ ultimate beneficiary, against market risk. During the fiscal year ended March 31, 2024, Ben recognized total net losses of $3.0 million, of which approximately $2.0 million is attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction. During the fiscal year ended March 31, 2025, the Company did not recognize any gains or losses related to its hedging transactions as the Company did not hold any hedging instruments during this period.
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
Fluctuations in interest rates and foreign exchange rates may negatively impact our business. These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. An adverse change in the base rates upon which our interest rates are determined, including the Secured Overnight Financing Rate (“SOFR”) could have a material adverse effect on our financial position. Rising interest rates increase our costs of borrowing. Volatility in the credit markets, including due to the U.S. Federal Reserve Bank’s actions and pace of interest rate increases to combat inflation in the U.S., may further increase our interest payments. As a result, we may adopt asset and liability management policies to minimize the potential adverse effects of changes in interest rates and foreign exchange rates, primarily by altering the mix and maturity of liquidity transactions, interests in the Collateral, funding sources, and derivatives. However, even with these policies in place, a change in interest rates and foreign exchange rates can impact our financial condition.
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
As of March 31, 2025, we had approximately $117.9 million of debt (including unamortized deferred financing costs thereon), which includes (i) $21.1 million (including unamortized discount thereon) derived from the term loan in the aggregate principal amount of $25.0 million (the “Term Loan”) under the HH-BDH Credit Agreement and (ii) $94.5 million (including unamortized premium thereon) derived from BCH’s secured loans with HCLP. Furthermore, we could raise additional debt to fund our operations. Our indebtedness could have significant effects on our business and the holders of our equity. For example, it could:
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
As described elsewhere, the Company has at times in late fiscal year 2025 and in subsequent periods been in default on certain of the required payment obligations, financial covenants, and information reporting requirements of the HH-BDH Credit Agreement. The Company is actively working with the lender on waivers related to these defaults along with an amendment to the HH-BDH Credit Agreement. Such negotiations remain in process as of the date of this Annual Report on Form 10-K.
The HCLP Loan purportedly matured on April 14, 2025, and on July 30, 2025, HCLP delivered written notice that events of default occurred with respect to the HCLP Loan Agreement. Due to the Company identifying credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP. See the Risk Factor entitled “The HCLP Loan Agreement is collateralized by all of the assets of BCH and the loans, excluding the ExAlt Participation Loans, originated by the Customer ExAlt Trusts and certain of the custody trusts, and the Term Loan under the HH-BDH Credit Agreement is collateralized by pledges of substantially all of the assets of Beneficient Financing, BCH’s equity interests in Beneficient Financing, certain equity interests in the Custody Trust and certain deposit accounts” for additional information.
The events of default under the HCLP Loan Agreement triggered the cross default provision in the HH-BDH Credit Agreement. The Company timely notified HH-BDH of the cross default and, as of the date of this Annual Report on Form 10-K, HH-BDH has not notified the Company that it intends to declare an event of default related to the cross default provision of the HH-BDH Credit Agreement.
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
Ben, through its subsidiaries, is a party to the HCLP Loan Agreement with HCLP. HCLP is an indirect subsidiary of Highland Consolidated, LP and Ben’s former CEO is a beneficiary and trustee of the trusts that control and are the partners of Highland Consolidated, LP. The HCLP Loan Agreement provides for accruing interest at the rate of 9.5%, and is guaranteed by affiliates of BCH as borrower. It contains standard provisions, including customary events of default and termination events and related covenants. As of March 31, 2025, approximately $94.5 million (including unamortized premium thereon) of debt was outstanding under the HCLP Loan Agreement.
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
On July 30, 2025, we received written notice (the “Notice”) from HCLP that events of default occurred with respect to the HCLP Loan Agreement. The Notice provided that, among other thing, (i) with respect to the First Lien Credit Agreement, a default occurred on April 14, 2025, and has been continuing at all times since that date through July 29, 2025, as a result of BCH’s failure to pay all outstanding obligations (including all principal and accrued interest on the loan made pursuant to the First Lien Credit Agreement) on April 14, 2025, and that such default constitutes an Event of Default (as defined in the First Lien Credit Agreement) (such default, the “First Lien Event of Default”) and (ii) with respect to the Second Lien Credit Agreement, a default also occurred on April 14, 2025, which has been continuing at all times since that date through July 29, 2025, as a result of the First Lien Event of Default, which also constitutes an Event of Default (as defined in the Second Lien Credit Agreement) pursuant to the Second Lien Credit Agreement (the “Second Lien Event of Default,” and together with the First Lien Event of Default, the “Specified Events of Default”).
The Notice also provided that, as a result of the Specified Events of Default, the outstanding principal amount of the loans under the HCLP Loan Agreement and all other amounts owing or payable under each credit agreement or under any other loan document was immediately due and payable (including, without limitation, all interest accrued through July 29, 2025, and all amounts owing under Section 9.04(b) of each credit agreement). Furthermore, the Notice also declared that Accrued Interest (as defined in each credit agreement), effective as of April 14, 2025, shall accrue on each calendar day on the outstanding amount of the loan under each credit agreement, after as well as before judgment, at a rate equal to 11.5% per annum and such accrued interest shall be payable on demand.
As a result of the Specified Events of Default, in accordance with Section 5(c)(i) of each certain security agreements executed in connection with HCLP Loan Agreement, the Notice provides that the pledgors pursuant to such security agreements are prohibited from selling, transferring, exchanging, disposing of, or granting any option with respect to the following collateral and any related proceeds as of July 29, 2025: (i) the equity interests in the underlying investment funds, in each case together with the certificates (or other agreements or instruments), if any, representing such equity interests, and all options and other rights, contractual or otherwise, with respect thereto; (ii) the loans and loan agreements made to the funding trusts; (iii) the acquisition documents; (iv) all other accounts, chattel paper, documents, general intangibles, instruments, investment property, money, deposit accounts, goods, commercial tort claims, letters of credit, letter of credit rights and supporting obligations; (v) all proceeds of the property described in the foregoing clauses (i), (ii), (iii) and (iv); and (v) all books and records (including computer software and other records) pertaining to any of the foregoing.
Consistent with the assertions contained in the Notice, HCLP delivered certain letters to each of the Company entity guarantors and pledgors (including BCH, Ben Liquidity, and Beneficient USA, among others) requesting various remedies, including demands for payment of the outstanding obligations and the transfer of applicable HCLP loan collateral and any proceeds therefrom, pursuant to purported rights under the HCLP Loan Agreement. Additionally, HCLP delivered certain letters to Delaware Trust Company, as trustee of certain custody trusts (LT-1 – LT-28 Custody Trusts) that hold HCLP loan collateral, requesting various remedies including the transfer of their applicable HCLP loan collateral and any proceeds therefrom, pursuant to purported rights under the HCLP Loan Agreement. The Company has communicated with the non-Company recipients of the HCLP notices to relay the Company’s position.
The Company has previously disclosed and continues to disclose HCLP as a related party in its public filings based on its relationship with Brad Heppner, the Company’s former CEO and Chairman of the Board of Directors. As previously disclosed, on June 19, 2025, Mr. Heppner resigned following a request from the Company’s counsel, acting at the direction of the Audit Committee of the Board of Directors, for Mr. Heppner to sit for a formal interview regarding, among other things, his knowledge of certain documents and information concerning Mr. Heppner’s relationship to HCLP provided to the Company’s auditors in 2019. The interview request was made after the Company identified credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, knowing that these documents would be provided to the Company’s auditors. The Company is investigating additional information it has learned about other conduct by Mr. Heppner and other persons that purportedly controlled HCLP to determine the extent to which any of that conduct surrounding HCLP was fraudulent. On August 5, 2025, HCLP filed a summons with notice in the Supreme Court of the State of New York seeking a judgment against the Company for amounts owed under the HCLP Loan Agreement in addition to attorney’s fees and litigation costs. The summons with notice did not include a complaint and has not been served on the Company. No action is required by the Company until it has been served. In light of these circumstances, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including counter claims and litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP. The Company intends to vigorously pursue its claims regarding the validity of such purported indebtedness.
Furthermore, the HH-BDH Credit Agreement is secured by pledges of substantially all of the assets of Beneficient Financing, BCH’s equity interests in Beneficient Financing, 97.5% of the equity interests held by a certain Custody Trust which, as of March 31, 2025, represents approximately 41.9% of all assets held by the Customer ExAlt Trusts, and certain deposit accounts. Furthermore, pursuant to the terms of the Letter Agreement entered into in connection with the HH-BDH Credit Agreement, if HH-BDH and/or BCH default under the HH-BDH Credit Agreement and such default results in a foreclosure on, or other forfeiture of, the Pledged Equity Interests, BCH will be required to issue Replacement Equity Interests to Hicks Holdings.
As described elsewhere, the Company has at times in late fiscal year 2025 and in subsequent periods been in default on certain of the required payment obligations, financial covenants, and information reporting requirements of the HH-BDH Credit Agreement. The Company is actively working with the lender on waivers related to these defaults along with an amendment to the HH-BDH Credit Agreement. Such negotiations remain in process as of the date of this Annual Report on Form 10-K.
The events of default under the HCLP Loan Agreement described above triggered a cross default provision in the HH-BDH Credit Agreement. The Company timely notified HH-BDH of the cross default and as of the date of this Annual Report on Form 10-K, HH-BDH has not notified the Company that it intends to declare an event of default related to the cross default provision of the HH-BDH Credit Agreement.
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
Compliance with the myriad of laws and regulations applicable to our organization can be difficult and costly. In addition, these laws, regulations and policies are subject to continual review by governmental authorities, and changes to laws, regulations and policies, including changes in their interpretation or implementation, could affect us in substantial and unpredictable ways and often impose additional compliance costs. Changes in regulations or the regulatory environment may have an adverse effect on the industry generally and/or us, specifically. It is impossible to determine the extent of the impact of any new laws, regulations, initiatives or regulatory guidance that may be proposed or may become law on our business or the markets in which we operate. If enacted, any new law, regulation, initiatives or regulatory guidance could negatively impact us in a number of ways, including: increasing our regulatory operating costs; imposing additional burdens on our staff; and potentially requiring the disclosure of sensitive information. In addition, we may be materially and adversely affected by changes in the interpretation or enforcement of existing laws and rules by governmental authorities and self-

regulatory organizations. New laws, regulations, initiatives or regulatory guidance could make compliance more difficult or more expensive, affect the manner in which we conduct business and divert significant management and operational resources and attention from our operations. Moreover, an increase in regulatory investigations and new or enhanced reporting requirements on investment activities of alternative asset investment companies, including us, is possible. Such investigations and reporting requirements could impose additional expenses on us, require the attention of senior management, increase the complexity of managing our business, or result in fines or other sanctions if we are deemed to have violated any law or regulations.
As a result of BFF’s receipt of an operating TEFFI charter in Kansas the OSBC periodically conducts examinations of BFF’s trust business, and our failure to comply with applicable laws and regulations, or any supervisory actions to which BFF is or becomes subject as a result of such examinations, could result in regulatory action or penalties.
As a result of BFF’s receipt of an operating TEFFI charter in Kansas then as part of the regulatory framework applicable to state-chartered trust companies, the OSBC periodically conducts examinations of BFF’s trust business, including BFF’s compliance with laws and regulations. If, as a result of an examination, the OSBC were to determine that BFF’s trust operations had become unsatisfactory, or were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. Only BFF, our subsidiary, is regulated by the OSBC. The OSBC does not regulate the entirety of Beneficient. These actions may include enjoining BFF from engaging in certain practices, requiring affirmative action to correct any conditions resulting from any violation or practice, issuing an administrative order that can be judicially enforced, directing an increase in capital, restricting the ability to pay dividends, restricting growth, assessing civil monetary penalties against them, or any of their respective officers or directors, removing officers and directors and, under certain limited circumstances, placing our trust subsidiaries into receivership or conservatorship. Compliance with any such regulatory action may result in having to expend substantial management and financial resources in furtherance of remediation. Moreover, any such restrictions on BFF’s operations or activities could have a material adverse effect on our business, financial condition, results of operations and prospects.
We are or will become subject to comprehensive governmental regulation and supervision.
We and our subsidiaries operate in a highly regulated environment and are or will be subject to supervision and regulation by several governmental agencies, including but not limited to the regulation of BFF by the OSBC. Only BFF, our subsidiary, is regulated by the OSBC. The OSBC does not regulate the entirety of Beneficient. If we were to open a branch office in Texas, we would be subject to Texas law and the oversight of the Texas Department of Banking. We and our subsidiaries are subject to changes in federal and state laws, regulations, governmental policies, tax laws and accounting principles. As our business grows, we and our subsidiaries expect to become subject to additional regulatory agencies’ regulation. Changes in regulations or the regulatory environment could adversely affect our business.
We face a risk of noncompliance and enforcement action with the Bank Secrecy Act, other anti-money laundering statutes and regulations and sanctions regulations.
The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions and broker-dealers, among other duties, to institute and maintain an effective anti-money laundering program and file reports such as suspicious activity and currency transaction reports. Under these laws, non-depository trust companies and broker-dealers are required to implement comprehensive anti-money laundering compliance programs that are consistent with the requirements for covered financial institutions. We expect that our regulators will continue to routinely examine our regulated subsidiaries for compliance with applicable anti-money laundering obligations and will consider our compliance in connection with the regulatory review of applications, including potential future applications for mergers and acquisitions. Failure of a regulated financial institution or broker-dealer to maintain and implement adequate programs to combat money laundering and terrorist financing and comply with Office of Foreign Assets Control (“OFAC”) sanctions, or to comply with relevant laws and regulations, could have serious legal, reputational and financial consequences for our regulated subsidiaries and for us.
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
As a result of BFF’s receipt of an operating TEFFI charter in Kansas, the OSBC has the authority to increase the minimum amount of capital required to be maintained by our trust subsidiaries under certain circumstances, which may result in lower returns on equity.
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
We may fail to comply with applicable laws and regulations and be held accountable for such violations, even if such violations are inadvertent. Some legal/regulatory frameworks provide for the imposition of fines, suspensions of personnel or other penalties for noncompliance, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of applicable licenses and memberships. Any of the foregoing may damage our relationships with existing Customers, impair our ability to raise capital, impair our ability to carry out certain business strategies, or contravene provisions concerning compliance with law in agreements to which we are a party. Even if a sanction is not imposed or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the regulatory activity or imposition of these sanctions could harm our reputation and cause us to fail to gain new Customers. For example, we are subject to regulations issued by the OFAC that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities.
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

The Company incurs significant costs as a result of operating as a public company, and its management devotes and will continue to devote substantial time to new compliance initiatives.
The Company has incurred significant legal, accounting and other expenses as a public company that it would not incur as a private company, and these expenses may increase even more after the Company is no longer an emerging growth company, as defined in Section 2(a) of the Securities Act.
As a public company, the Company is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and the Nasdaq. The Company’s management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have substantially increased its legal and financial compliance costs and make some activities more time-consuming and costly. The Company cannot predict or estimate the amount or timing of potential additional costs it may incur to maintain compliance with these existing requirements or to respond to changes in these requirements. The impact of these requirements could also make it more difficult for the Company to attract and retain qualified persons to serve on its board of directors, its board committees or as executive officers.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect the Company’s business, investments and results of operations.
The Company is subject to laws and regulations enacted by national, regional and local governments. In particular, it is required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on the Company’s business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on the Company’s business and results of operations.
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
On November 28, 2023, we received a letter from the Staff of Nasdaq (the “Nasdaq Staff”) notifying the Company that, for the previous 30 consecutive business days, the closing bid price for the Company’s Class A common stock had been below the minimum $1.00 per share required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until May 28, 2024, to regain compliance with the Bid Price Requirement.
Effective February 26, 2024, the Company transferred from the Nasdaq Global Market to the Nasdaq Capital Market. On March 22, 2024, the Company received a letter from Nasdaq advising that the Nasdaq Staff had determined that, as of March 21, 2024, the Company’s Class A common stock had a closing bid price of $0.10 or less for at least ten consecutive trading days. Accordingly, the Company was subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii). As a result, the Nasdaq Staff determined to delist the Company’s securities from The Nasdaq Capital Market, unless the Company timely requests a hearing before the Panel pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The Company requested a hearing, and such hearing was scheduled for May 21, 2024.

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
Pursuant to the Stockholders’ Equity Notice and the Listing Rules of Nasdaq, Nasdaq provided the Company with 45 calendar days, or until August 30, 2024, to submit a plan to regain compliance with the Minimum Stockholders’ Equity Requirement. On August 30, 2024, the Company timely submitted a plan to the Staff to regain compliance with the Minimum Stockholders’ Equity Requirement. On November 25, 2024, Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC confirming that the Company had regained compliance with the Minimum Stockholders’ Equity Requirement, after giving pro forma effect to the (i) redesignation of approximately $35 million of BCH Preferred Series A Subclass 0 Unit Accounts into non-redeemable BCH Preferred Series A Subclass 0 Unit Accounts and (ii) the Company’s sale of 3,274,000 shares of its Class A common stock to Yorkville on November 15, 2024, for aggregate consideration of approximately $5.1 million, pursuant to the SEPA, which resulted in pro forma stockholders’ equity of $26.9 million as of September 30, 2024. However, if the Company failed to evidence compliance with the Minimum Stockholders’ Equity Requirement upon filing its next periodic report it may be subject to delisting. At that time, the Staff will provide written notification to the Company, which may then appeal Staff’s determination to the Panel. In the Quarterly Report on Form 10-Q for December 31, 2024, we reported permanent equity amounts greater than the Minimum Stockholders’ Equity Requirement, however, in this Annual Report on Form 10-K for the fiscal year ended March 31, 2025, we are reporting stockholders’ equity below the Minimum Stockholders’ Equity Requirement, which could result in the Company receiving an additional notice from the Nasdaq staff indicating that it is no longer in compliance with the Minimum Stockholders’ Equity Requirement. The Stockholders’ Equity Notice, and any potential additional notice as a result of our reporting in this Annual Report on Form 10-K of stockholders’ equity below the Minimum Stockholders’ Equity Requirement, had, or will have in the event we receive an additional notice after filing this Annual Report on Form 10-K, no immediate impact on the listing of the Class A common stock, which continues to be listed and traded on Nasdaq under the symbol “BENF,” subject to the Company’s compliance with the other listing requirements of Nasdaq.
Although the Company intends to use all reasonable efforts to maintain compliance with the Minimum Stockholders’ Equity Requirement (or regain compliance in the event that an additional notice is received subsequent to the filing of this Annual Report on Form 10-K), there can be no assurance that the Company will be able to maintain and/or regain compliance with the Minimum Stockholders’ Equity Requirement or that the Company will otherwise be in compliance with other applicable Nasdaq listing criteria in the future.
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
On July 25, 2024, the Company received a notice from Nasdaq (the “Audit Committee Notice”) confirming that the Company was no longer in compliance with Nasdaq’s audit committee composition requirements as set forth in Nasdaq Listing Rule 5605, which requires that the audit committee of a listed company be comprised of at least three “independent directors” (as defined in Nasdaq Listing Rule 5605(a)(2)). Pursuant to Nasdaq Listing Rule 5605(c)(4), the Company relied on the cure period to reestablish compliance with Nasdaq Listing Rule 5605. The cure period is generally defined as until the earlier of the Company’s next annual meeting of stockholders or July 21, 2025. If the Company’s next annual meeting of stockholders was held before January 15, 2025, then the Company was required to evidence compliance no later than January 15, 2025. The Company did not hold its next annual meeting of stockholders prior to January 15, 2025.
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
On January 13, 2025, we received a letter from the Nasdaq Staff notifying the Company that, for the previous 30 consecutive business days, the closing bid price for the Company’s Class A common stock had been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market under the Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until July 14, 2025, to regain compliance with the Bid Price Requirement. On July 16, 2025, we were notified by Nasdaq that, based upon the Company’s continued non-compliance with the Bid Price Requirement as of July 14, 2025, the Company’s securities were subject to delisting from Nasdaq unless the Company timely requested a hearing before the Nasdaq Hearings Panel, which the Company made such timely request.
Additionally, the July 16, 2025 letter from Nasdaq also notified the Company that its was not in compliance with the periodic reporting requirement set forth in Nasdaq Listing Rule 5250(c)(1) since the Company had not yet filed its Annual Report on Form 10-K and this could serve as a separate and additional basis for delisting. On August 18, 2025, an additional letter from Nasdaq notified the Company that it was not in compliance with the periodic reporting requirement set forth in Nasdaq Listing Rule 5250(c)(1) since the Company had not yet filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
The Company’s hearing before the Panel occurred on August 26, 2025.
On September 9, 2025, the Company was notified that the Panel had determined to grant the Company an extension to regain compliance with the Bid Price Requirement and the Periodic Filing Requirement for its Annual Report on Form 10-K for the year ended March 31, 2025 and for its Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
The filing of this Annual Report on Form 10-K was within the extension period allowed for by the Panel. The Company continues to work diligently with its auditor to complete and file with the SEC its Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, and expects to do so within the extension period granted by the Panel.
Additionally, to the extent that the Company has not demonstrated compliance with the Bid Price Requirement, the Company expects to seek stockholder approval to effect a reverse stock split of its Class A Common Stock and Class B Common Stock. The Company anticipates the reverse stock split of the Common Stock will allow it to demonstrate compliance with the Bid Price Requirement within the extension period granted by the Panel.
Although, the Company is taking definitive steps to evidence compliance with all applicable criteria for continued listing on The Nasdaq Capital Market, there can be no assurance that the Company will be able to timely regain compliance with the Periodic Filing Requirement and the Bid Price Requirement within the extension period granted by the Panel.
The notices described above have no effect at this time on the Class A Common Stock, which continues to trade on The Nasdaq Capital Market under the symbol “BENF.”
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
We have registered for resale a significant amount of our Class A common stock pursuant to the SEPA, which could result in further substantial dilution and depressed trading prices of our Class A common stock. Pursuant to the SEPA, we may issue and sell up to $250 million of shares of Class A common stock to the Yorkville Investor. The price at which we may issue and sell shares may be at either (i) 95% of the daily VWAP of the Class A common stock for any period commencing on the receipt of the advance notice by the Yorkville Investor and ending on 4:00 p.m. on the applicable advance notice date (“Pricing Option 1”) or (ii) 97% of the lowest daily VWAP of the Class A common stock during the three trading days following a notice to sell to the Yorkville Investor, provided that we are subject to certain caps on the amount of shares of Class A common stock that we may sell on any single day (“Pricing Option 2”). Through September 22, 2025, the Company had offered and sold 4,911,775 shares of Class A common stock to the Yorkville Investor pursuant to the SEPA for net proceeds of approximately $9.3 million. On June 20, 2024, the Company obtained stockholder approval pursuant to Nasdaq Listing Rule 5635(d) for the issuance of shares of Class A common stock to the Yorkville Investor in excess of the Exchange Cap. As a result, the Company may issue up to an aggregate of approximately $246.3 million shares of Class A common stock with the SEC. As of September 22, 2025, approximately $240.7 million worth of shares of Class A common stock remains available under the terms of the SEPA. The issuance of additional shares of Class A common stock to the Yorkville Investor will dilute the percentage ownership interest of all stockholders, could dilute the book value per share of the Class A common stock and will increase the number of the Company’s outstanding shares, which could cause the market price of our Class A common stock to decrease. Subsequent to the filing of this Annual Report on Form 10-K, we will need to file an post-effective amendment to Form S-1 and have the post effective amendment to Form S-1 declared effective by the SEC in order to continue to transact under the SEPA.
The market price for Class A common stock has been, and may continue to be, subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volumes, prices and times desired.
The market price of Class A common stock has been, and may continue to be highly volatile, which may make it difficult for you to sell your shares at the volumes, prices and times desired. Some factors that may have a significant effect on the market price of Class A common stock include:
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
The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). The Company could continue to be considered an emerging growth company for up to five years, although the Company would lose that status sooner if the Company’s gross revenues exceed $1.235 billion, if it issues more than $1 billion in nonconvertible debt in a three-year period, or if the fair value of Class A common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. For as long as the Company continues to be an emerging growth company, the Company may take advantage of exemptions from various reporting requirements that apply to other public companies that are not emerging growth companies, including reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. It is unclear whether investors will find Class A common stock less attractive because the Company may rely on these exemptions. If some investors find Class A common stock less attractive as a result, there may be a less active trading market for Class A common stock, and the Company’s stock price may be more volatile.

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
We have historically and plan to continue to offer our common equity, or a security convertible into our common equity, to provide our customers with liquidity as one of our primary product offerings. As customers decide whether to exchange their alternative investments for our stock, of primary concern will be whether the stock price is stable and whether there is sufficient public float and trading activity. If we have a low public float or a liquid trading market does not develop for Class A common stock, our stock will be more susceptible to volatility. This could limit the marketability of our stock, and potential customers may choose to not participate in our liquidity products or take advantage of our other services. We have been notified by Nasdaq that based on the Company’s non-compliance with the Bid Price and the Periodic Filing Requirement, the Company’s securities were subject to delisting. As described above, the Panel granted the Company an extension to regain compliance with the Bid Price Requirement and the Periodic Filing Requirement. Although the Company is taking definitive steps to evidence compliance with all applicable criteria for continued listing on The Nasdaq Capital Market, there can be no assurance that the Company will be able to timely regain compliance with the Periodic Filing Requirement and the Bid Price Requirement within the extension period granted by the Panel. See the risk factor titled “We have been notified by Nasdaq of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our Class A common stock could be delisted from Nasdaq” for more information.
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
The Company’s operating results and other operating metrics have fluctuated in the past and may fluctuate in the future as a result of a number of factors, including variations in the Company’s operating performance or the performance of the Company’s competitors, changes in accounting principles, the success of the Company’s hedging strategy, research analyst reports about the Company, the Company’s competitors or the Company’s industry, the Company’s inability to meet analysts’ projections or guidance, strategic decisions by the Company or the Company’s competitors, such as acquisitions, capital investments or changes in business strategy, adverse outcomes of litigation, changes in or uncertainty about economic conditions, industry trends, geographies, or customers, activism by any large stockholder or group of stockholders, speculation by the investment community regarding the Company’s business, actual or anticipated growth rates relative to the Company’s competitors, acts of terrorism, natural disasters, changes in consumer preferences and market trends, seasonality, the Company’s ability to retain and attract customers, the Company’s amount of indebtedness and its ability to service such indebtedness, the Company’s ability to complete liquidity transactions, and other factors described elsewhere in this risk factors section. Fluctuations in the Company’s operating results due to these factors or for any other reason could cause the market price of Class A common stock to decline. In addition, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market price of equity securities issued by many companies. In the past, some companies that have had volatile market prices for their securities have been subject to class action or derivative lawsuits. The filing of a lawsuit against the Company, regardless of the outcome, could have a negative effect on the Company’s business, financial condition and results of operations, as it could result in substantial legal costs, a diversion of management’s attention and resources, and require the Company to make substantial payments to satisfy judgments or to settle litigation.
We engage in related party transactions, which may result in conflicts of interest involving our senior management.
We have engaged in the past, and may continue to engage, in a substantial number of related party transactions, including transactions with our former Chief Executive Officer and various entities in which our former Chief Executive Officer has a financial interest. Related party transactions may present conflicts of interest, could result in disadvantages to our Company and may impair investor confidence, which could materially and adversely affect us. Related party transactions could also cause us to become materially dependent on related parties in the ongoing conduct of our business, and related parties may be motivated by personal interests to pursue courses of action that are not necessarily in the best interests of our Company and our stockholders. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. In the case of transactions with affiliates, there may be an absence of arms’ length negotiations with respect to the terms, conditions and consideration with respect to goods and services provided to or by us. Our affiliates may economically benefit from our arrangements with related parties. If we engage in related party transactions on unfavorable terms, our operating results will be negatively impacted.
Beneficient’s board of directors and management have significant control over Beneficient’s business.
As a result of the Stockholders Agreement, Beneficient is a “controlled company” within the meaning Nasdaq rules and may elect not to comply with certain corporate governance standards. In addition, with respect to all matters on which Beneficient stockholders generally are entitled to vote, the Charter provides that the holders of Class B common stock are entitled to 10 votes per share. As a result, in addition to their day-to-day management roles, the Company’s former and current executive officers and directors are able to exercise significant influence on the Company’s business as stockholders, including influence over election of members of the board of directors and the authorization of other corporate actions requiring stockholder approval. Furthermore, our lack of an independent compensation committee presents the risk that an executive officer on the board may have influence over his or her personal compensation and may obtain benefits levels that may not be commensurate with our financial performance.
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
Brad K. Heppner, our founder and former CEO, has financial interests that conflict with the interests of Beneficient and its stockholders.
Our former CEO, who served in such a role from inception of the Company through June 19, 2025, may face conflicts of interest as a result of (i) his equity interests in the Company and its subsidiaries and (ii) certain related party transactions between the Company and entities in which Mr. Heppner has a financial interest, including HCLP, an entity that has outstanding loans to the Company for which a notice of events of default was received on July 30, 2025, certain of each of which are structurally senior to the interests of the holders of our shares of Class A common stock. As of March 31, 2025, through BHI, an entity directly owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee and his family are the beneficiaries, Mr. Heppner beneficially owned approximately 92.6% of the Company’s Class B common stock and held 20.4% of the total voting power of the Class A and Class B common stock based on the shares outstanding for each class of common stock as of that date. The Class B common stock is entitled to 10 votes per share on all matters on which stockholders are generally entitled to vote. Pursuant to our Charter, if the Class B Threshold is met, the (i) holders of shares of Class B common stock, voting as a separate class, are entitled to elect that number of directors that constitutes 51% (rounded up to the nearest whole number) of the total number of authorized directors and (ii) holders of shares of Common Stock, voting as a single class, are entitled to elect all remaining directors that are not otherwise entitled to be elected by a series of preferred stock, but in no event shall they not be entitled to elect at least one director. Accordingly, so long as the Class B Threshold is met, holders of shares of Class A common stock only have the ability, voting together with the holders of the Class B common stock as a single class (with each holder of the Class B common stock having 10 votes per share of the Class B common stock), to vote on the election of a minority of the Board. If, on the applicable record date, the Class B Threshold is not met, then holders of Common Stock will vote together as a single class with respect to the election of all directors, with each holder of the Class B common stock having 10 votes per share of Class B common stock. This concentration of voting power may present a conflict of interest by delaying, deterring or preventing acts that would be favored by our other stockholders.
Furthermore, through BHI, Mr. Heppner is an indirect holder of equity interests in our subsidiary, BCH, and, as of March 31, 2025, held 79.5% of the capital accounts of securities of BCH. Such holdings include BCH Preferred A-0 Unit Accounts, BCH Preferred A-1 Unit Accounts, BCH Class S Ordinary Units, BCH Class S Preferred Units, BCH FLP-1 Unit Accounts and BCH FLP-3 Unit Accounts. Additionally, Hicks Holdings, an entity associated with Thomas O. Hicks, one of Ben’s current directors, is one of the owners and serves as the manager of a limited liability company (the “SPV”) in which BHI also has an ownership interest. The SPV holds BCH Preferred A-0 Unit Accounts and BCH Preferred A-1 Unit Accounts among its investment holdings.
BHI is entitled to various payments and allocations as a result of its ownership of BCH securities. As a holder of the BCH Preferred A-0 Unit Accounts, BHI is entitled to receive quarterly guaranteed cash payments equal to 1.50% per fiscal quarter (or 6.0% per annum) of its BCH Preferred A-0 Unit Accounts capital account balance on an annual basis, subject to the terms of an agreement to defer delivery of such payments until November 15, 2024. As part of the proposed transactions to revise BCH’s liquidation priority described elsewhere in this Annual Report on Form 10-K, the guaranteed payment would be further deferred until November 15, 2025 on terms consistent with the deferral through November 15, 2024 if the proposed transactions are completed. As a result of the resignation of Brad K. Heppner, who controls BHI, from his role as Chief Executive Officer and Chairman of the Board of Directors on June 19, 2025, we do not expect the transaction to be consummated on the terms set forth in the Master Agreement. Accordingly, the Company is exploring available alternative options, including renegotiating terms or not proceeding with the transaction.

Additionally, as a holder of the BCH Preferred A-1 Unit Accounts, BHI is entitled to (i) a quarterly preferred return equal to the hypothetical capital account balance of such BCH Preferred A-1 Unit Accounts multiplied by the most recent 90-Day Average Secured Overnight Financing Rate as published by the Federal Reserve Bank of New York prior to each fiscal quarter plus 0.5% (2.0% per annum) and allocable by a corresponding increase to the BCH Preferred A-1 Unit Accounts capital account, subject to an agreement to waive and defer the accrual of such payments that expired on December 31, 2024, (ii) tax distributions for any period in which there is an allocation of income related to the quarterly preferred return and (iii) allocations from sale proceeds of BCH in an amount up to its hypothetical BCH Preferred A-1 capital account.
Furthermore, as a holder of BCH Class S Units, following certain allocations of income to the BCH Class S Units, the capital account balance associated with such BCH Class S Units shall be reduced by the amount so allocated and, in exchange, the holders shall be issued an equal number of BCH Class S Ordinary Units and BCH Class S Preferred Units equal to the amount of the reduction in the capital account divided by a price, which we refer to as the unit price, that will equal to the closing price of the Class A common stock on the primary exchange on which the shares of Class A common stock are listed on the date of such exchange or, if the Class A common stock is not listed on a national securities exchange, the closing price on the date of such exchange as quoted on the automated quotation system on which the Class A common stock is quoted. Such provisions result in the holders of the BCH Class S Ordinary Units and BCH Class S Preferred Units receiving additional limited partner interests in BCH as a result of the allocation of income of BCH while retaining the BCH Class S Units. In addition, BCH Class S Ordinary Units have the distribution and exchange features and rights as described in “Description of Securities – BCH Class S Ordinary Units,” which is filed as Exhibit 4.11 to this Annual Report on Form 10-K.
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
As a holder of the BCH FLP-1 Unit Accounts, BHI is also entitled to quarterly issuances of an equal amount of BCH Class S Ordinary Units and BCH Class S Preferred Units that in aggregate is equal to the income allocated to BCH FLP-1 Unit Accounts pursuant to the BCH A&R LPA. BCH FLP-1 Unit Accounts are allocated income equal to 50.5% of: (1) fifteen percent (15%) of the profits from financing activities of BCH and its subsidiaries, exclusive of profits from other activities such as fees or reimbursement of expenses in connection with trustee or custodial services and insurance and insurance-related activities (this will generally include revenues from Ben Liquidity subsidiaries), and (2) the Excess EBITDA Margin, which generally relates to the fee-generating businesses of Beneficient, exclusive of financing activity revenues. The Excess EBITDA Margin for an applicable entity is equal to the lesser of (i) 50% of the revenues of BCH and its tax pass-through subsidiaries, excluding revenues from financing activities, and (ii) an amount of revenues that will cause the EBITDA of such entity divided by the gross revenues of such entity to equal 20% (this will generally include the subsidiaries of Ben Custody and Ben Insurance Services). BCH FLP-1 Unit Accounts are also entitled to receive annual tax distributions. Such provisions result in BHI, as the holder of the BCH FLP-1 Unit Accounts, receiving additional limited partner interests in BCH as a result of the allocation of income of BCH while retaining such BCH FLP-1 Unit Accounts. For fiscal year 2024 and 2025, BHI did not receive any BCH S Ordinary Units or BCH S Preferred Units in connection with certain income allocations as a holder of the BCH FLP-1 Units Accounts.
In addition, BCH FLP-1 Unit Accounts are entitled to the allocation of a portion of any upward carrying value adjustment as calculated pursuant to Internal Revenue Code Section 704(b). Commencing with the effectiveness of the BCH Eighth A&R LPA on June 7, 2023, BMP, as the holder of the BCH FLP-2 Unit Accounts, is also entitled to receive an allocation of a portion of any upward carrying value adjustment as calculated pursuant to Internal Revenue Code Section 704(b). In the event of an upward carrying value adjustment, the BCH FLP-1 Unit Accounts (50.5%) and the FLP-2 Unit Accounts (49.5%) are entitled to first be allocated gains associated with such carrying value adjustment equal to 15% of the value of the capital accounts of all Class A Units and Class S Units, calculated based on the post-adjusted capital accounts of the then outstanding Class A Units and Class S Units. Immediately following any such allocation, the amount allocated is converted in BCH Class S Ordinary Units at the unit price, which is determined by the closing price of a share of the Class A common stock on the primary exchange on which such shares are listed. The carrying value adjustments described above will be impacted by the proposed transactions to revise BCH’s liquidation priority, if completed. We do not expect the transaction to be consummated on the terms set forth in the Master Agreement. Accordingly, the Company is exploring available alternative options, including renegotiating terms or not proceeding with the transaction.
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
As of March 31, 2025, neither BHI nor Mr. Heppner held an interest in BMP, however, in the event that an employee forfeits their interest in BMP, BHI would hold such interest until they are reissued to a participant. As a result, BHI may occasionally hold the forfeited interests of a former employee in BMP. As the holder of BCH FLP-2 Unit Accounts, BMP is entitled to quarterly issuances of an equal amount of BCH Class S Ordinary Units and BCH Class S Preferred Units that in aggregate is equal to the income allocated to BCH FLP-2 Unit Accounts pursuant to the BCH A&R LPA. BCH FLP-2 Unit Accounts are allocated income equal to 49.5% of: (1) fifteen percent (15%) of the profits from financing activities of BCH and its subsidiaries, exclusive of profits from other activities such as fees or reimbursement of expenses in connection with trustee or custodial services and insurance and insurance-related activities (this will generally include revenues from Ben Liquidity subsidiaries), and (2) the Excess EBITDA Margin, which generally relates to the fee-generating businesses of Beneficient, exclusive of financing activity revenues. The Excess EBITDA Margin for an applicable entity is equal to the lesser of (i) 50% of the revenues of BCH and its tax pass-through subsidiaries, excluding revenues from financing activities, and (ii) an amount of revenues that will cause the EBITDA of such entity divided by the gross revenues of such entity to equal 20% (this will generally include the subsidiaries of Ben Custody and Ben Insurance Services). BCH FLP-2 Unit Accounts are also entitled to receive annual tax distributions. Such provisions result in BMP, as the holder of the BCH FLP-2 Unit Accounts, and possibly BHI, receiving additional limited partner interests in BCH as a result of the allocation of income of BCH while retaining such BCH FLP-2 Unit Accounts. For FY2024 and FY2025, BMP did not receive any BCH S Ordinary Units or BCH S Preferred Units in connection with certain income allocations as a holder of the BCH FLP- 2 Units Accounts.
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
Because the Company has a holding company structure, any equity securities the Company has issued or will issue, including our Class A common stock, Series A preferred stock and Series B preferred stock, are and will be structurally subordinated to interests in BCH, including those of creditors of and holders of certain equity interests in BCH. However, such structural subordination will be impacted, to a limited extent, by the transactions to revise BCH’s liquidation priority, if completed. Such creditors include HCLP, which provided the Company with an events of default notice on July 30, 2025, that holds approximately $94.5 million in secured debt of BCH as of March 31, 2025, and the holders of such equity interests include BHI which holds preferred equity interests in BCH ranking senior to the equity interests the Company holds in BCH. Therefore, in any bankruptcy, liquidation or similar proceeding, all claims of creditors (including HCLP) of BCH will have priority over the Company’s equity interests in BCH (and therefore the claims of the Class A common stock and any preferred stock the Company issues) with respect to the assets of BCH. In addition, the holders of the preferred equity interests in BCH, including BHI as described above, currently have, and may in the future have, priority over the Company’s equity interests in BCH. These priority claims and interests may present a conflict of interest with respect to the interests of the Company and our stockholders with respect to the assets of BCH and its subsidiaries.

Additionally, we have entered into certain related party transactions with entities in which Mr. Heppner has a financial interest, including the HCLP Loan Agreement, for which a notice of events of default was received on July 30, 2025. As of March 31, 2025, we had approximately $94.5 million of debt (including unamortized premium thereon), which is derived from BCH’s secured loans with HCLP, an indirect subsidiary of Highland Consolidated, LP. The majority of HCLP is indirectly owned by The Highland Investment Holdings Trust, of which Mr. Heppner and his family are the beneficiaries. In addition to our payments on the principal balance of the HCLP Loan Agreement, pursuant to the terms of the HCLP Loan Agreement, we are required to make certain payments to HCLP for interest and fees. For the years ended March 31, 2025 and 2024, we have not made payments to HCLP for principal or interest payments under the terms of an agreement HCLP. We have also paid in the past, and may be required in the future to pay, extension fees to extend the maturity dates of the HCLP Loan Agreement.
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
As noted above, the HCLP Loan purportedly matured on April 14, 2025, and on July 30, 2025, HCLP delivered written notice that events of default occurred with respect to the HCLP Loan Agreement. Due to the Company identifying credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP. See the Risk Factor entitled “The HCLP Loan Agreement is collateralized by all of the assets of BCH and the loans, excluding the ExAlt Participation Loans, originated by the Customer ExAlt Trusts and certain of the custody trusts, and the Term Loan under the HH-BDH Credit Agreement is collateralized by pledges of substantially all of the assets of Beneficient Financing, BCH’s equity interests in Beneficient Financing, certain equity interests in the Custody Trust and certain deposit accounts” for additional information.
Our business could be impacted by a potential proxy contest for the election of directors at our next annual meeting of stockholders.
The Company is party to the Stockholders Agreement, which provides that, among other things, BHI, an entity directly owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee and his family are the beneficiaries, has the right to designate up to three individuals to serve on the Board, depending on the size of the Board. On June 19, 2025, Mr. Heppner resigned from his position as CEO and Chairman of the Board. As a result, at the next annual meeting of stockholders, if Mr. Heppner determines to nominate candidates for election to our board, the Company could become involved in a proxy contest. A proxy contest with Mr. Heppner for the election of directors could result in the Company incurring substantial costs, including proxy solicitation, public relations and legal fees. Further, such a proxy contest could divert the time and attention of our Board and management from our business, interfere with our ability to execute our strategic plan, give rise to perceived uncertainties as to our future direction, adversely affect our relationships with customers, investors, lenders, prospective and current employees and others, result in the loss of potential business opportunities or make it more difficult to attract and retain qualified personnel. Furthermore, a proxy contest also could impact the market price and the volatility of our common stock.
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
The Company has received in the past, and may continue to receive in the future, negative publicity, which could adversely affect our reputation, operations, and financial condition. For example, we and certain of our former and current officers and directors have been the subject of negative media coverage in the Wall Street Journal and other outlets regarding alleged self-dealing and the misuse of company funds. On July 28, 2023, we and certain of our executive officers filed a claim for defamation against Alexander Gladstone, the author of the Wall Street Journal’s previous media coverage concerning the Company. On May 22, 2024, the court in this case denied Mr. Gladstone’s motion to dismiss, allowing our claims to proceed. Mr. Gladstone filed an answer on June 19, 2024, and a trial has been set for March 2026. On July 26, 2024, defamation claims relating to the article authored by Gladstone were filed against Dow Jones & Co. Inc., the Wall Street Journal’s publisher (“Dow Jones”). On November 6, 2024, Dow Jones filed a motion to dismiss. On January 17, 2025, the Company entered into a binding agreement to settle all claims against Mr. Gladstone and Dow Jones. The Company determined to enter into the agreement to eliminate ongoing costs and distractions associated with the litigation.
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
Prior to the Business Combination, there was no public market for Class A common stock. We cannot predict the extent to which investor interest in us will lead to the development of a trading market on Nasdaq or otherwise, how liquid that market might become, nor how long, such an active trading market, to the extent it does develop, will last. If an active market does not develop or develops only for a limited time, you may have difficulty selling any Class A common stock. An inactive market may also impair Beneficient’s ability to raise capital by selling Class A common stock and may impair our ability to acquire or make investments in companies, products or technologies for which we may issue equity securities to pay for such acquisition or investment. We have been notified by Nasdaq that based on the Company’s non-compliance with the Bid Price and the Periodic Filing Requirement, the Company’s securities were subject to delisting. As described above, the Panel granted the Company an extension to regain compliance with the Bid Price Requirement and the Periodic Filing Requirement. Although the Company is taking definitive steps to evidence compliance with all applicable criteria for continued listing on The Nasdaq Capital Market, there can be no assurance that the Company will be able to timely regain compliance with the Periodic Filing Requirement and the Bid Price Requirement within the extension period granted by the Panel. See the risk factor titled “We have been notified by Nasdaq of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our Class A common stock could be delisted from Nasdaq” for more information.
Beneficient’s issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans, raising additional capital or otherwise would dilute all other stockholders.
Since becoming a public company, Beneficient has in the past and expects in the future to issue additional capital stock. Such issuances result in dilution to all other stockholders. In the future, Beneficient may issue additional stock, including as a part of its ordinary course of business of financing liquidity transactions, as a grant of equity awards to employees, directors and consultants under our equity incentive plans, to raise capital through equity financings or to acquire or make investments in companies, products or technologies for which we may issue equity securities to pay for such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of Class A common stock to decline.

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
As of the date of the Annual Report on Form 10-K, the Company has issued shares of its Series A preferred stock and Series B preferred stock pursuant to their respective certificates of designation. Beneficient’s board of directors has the power, subject to applicable law, to issue additional series of preferred stock that could, depending on the terms of the series, impede the completion of a merger, tender offer or other takeover attempt, including Series A and Series B preferred stock. For instance, subject to applicable law, a series of preferred stock or other securities may impede a business combination by including class voting rights, which would enable the holder or holders of such series to block a proposed transaction. Furthermore, Beneficient’s subsidiaries could also issue securities. Beneficient’s board of directors will make any determination to issue shares of preferred stock based on its judgment as to our and our stockholders’ best interests. Beneficient’s board of directors, in so acting, could issue shares of preferred stock having terms which could discourage an acquisition attempt or other transaction that some, or a majority, of the stockholders may believe to be in their best interests or in which stockholders would have received a premium for their stock over the then-prevailing market price of the stock.
The Company may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making the Warrants worthless.
We have the ability to redeem the outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.80 per Warrant, if, among other things, the Reference Value equals or exceeds $1,440.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant as described in Exhibit 4.3.1 to this Annual Report on Form 10-K). If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Warrants listed on the Nasdaq Capital Market (the “Public Warrants”) as set forth above even if the holders are otherwise unable to exercise the Warrants. Redemption of the outstanding Warrants as described above could force holders to (i) exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for holders to do so, (ii) sell the Warrants at the then-current market price when holders might otherwise wish to hold the Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, we expect would be substantially less than the market value of the Warrants. None of the warrants issued by Avalon in a private placement completed in connection with Avalon’s initial public offering, which were assumed in connection with the closing of the Business Combination, will be redeemable by us so long as they are held by our sponsor or their permitted transferees.

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
We conduct a regular cybersecurity risk assessment process through our Chief Technology Officer and dedicated information security team which reports to our management-level information technology steering committee, which is a subset of our management-level enterprise risk committee. These committees meet at least quarterly to discuss and evaluate risks that could be material to our business, including cybersecurity threats. This management-level enterprise risk committee is comprised of key leadership across the Company, including our Chief Executive Officer or Interim Chief Executive Officer, Chief Financial Officer, Chief Underwriting Officer, President and Chief Fiduciary Officer, and General Counsel.
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
On October 2, 2023, the Lead Plaintiffs filed a Consolidated Class Action Complaint against the Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer, Murray T. Holland, Timothy L. Evans, David H. de Weese, Roy W. Bailey, David F. Chavenson, and Whitley Penn LLP, alleging Securities Act violations arising out of the Offering. The complaint alleges that the individual defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act, and further alleges that the Company violated Section 15 of the Securities Act. The Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer (the “Ben Individual Defendants”) filed a motion to dismiss the complaint on November 7, 2023. On January 4, 2024, defendants Murray Holland, Roy Bailey, Tim Evans, Whitley Penn, David Chavenson and David H. de Weese filed motions to dismiss. The Lead Plaintiffs’ responded to the various motions to dismiss on February 20, 2024, and the defendants (other than Whitley Penn) filed replies in support of the motions to dismiss on March 21, 2024. On October 24, 2024, the court granted defendants’ motions to dismiss and dismissed the claims without prejudice. The Lead Plaintiffs filed an amended complaint on November 14, 2024. On December 26, 2024, the Lead Plaintiff, the Company, and other defendants filed a motion informing the court that they had reached an agreement in principle to settle the claims on a class-wide basis. The settlement in principle does not require any payment by the Company or its affiliates and officers and directors. While the settlement has been approved by the Bankruptcy Court for the Southern District of Texas as it relates to the GWG Litigation Trust Adversary Proceedings as described below, this matter has not yet been approved by the relevant court. The Lead Plantiffs filed a motion for preliminary approval and, on September 25, 2025, the United States District Court for the Northern District of Texas granted the motion for preliminary approval of the settlement. A hearing on whether to grant final approval of the settlement has been set for January 13, 2026. If the settlement is not approved, the Company intends to vigorously defend itself in the litigation.
On February 18, 2022, Paul Capital Advisors filed a lawsuit against MHT Financial, L.L.C., BCG, and two Trust Advisors, Murray Holland (part-owner of MHT and former Chairman, President and CEO of GWG) and James Turvey (a former employee of BCG). While BCG was named as a defendant, PCA did not assert claims against or seek relief from BCG but instead only sought the removal and replacement of the Trust Advisors. The lawsuit concerns a series of transactions that utilized a trust structure with MHT as the sole beneficiary. Through this trust structure, PCA sold illiquid investments with a net asset value of approximately $500 million to MHT and certain trusts (the “Trusts”) in exchange for a contractual right from MHT to receive proceeds derived from an auction of BCG securities held in the Trusts. Ultimately, GWG won with a winning bid comprised of cash, GWG common stock, and GWG L-Bonds. While the cash consideration has been paid to PCA, the GWG stock and GWG L-Bonds remain in the Trusts until they are liquidated. The original complaint asserted one cause of action: that the Trust Advisors had breached their purported fiduciary duties to PCA. The sole relief PCA sought was the removal and replacement of the Trust Advisors. On March 14, 2022, the defendants moved to dismiss the original complaint, disputing in their briefs filed March 28, 2022 that PCA is a beneficiary of any kind to the Trusts and therefore not owed fiduciary duties by the Trust Advisors, and that PCA has no right to remove and replace the Trust Advisors. Further, BCG sought to dismiss the original complaint on the grounds that no claims were asserted against BCG and no relief was sought from it.
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
On December 16, 2022, a former member of the Board of Directors of Beneficient Management, LLC initiated a private arbitration in the International Court of Arbitration of the International Chamber of Commerce, challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The claimant sought total damages of $36.3 million plus attorney’s fees and punitive damages. On April 23, 2024, the sole arbitrator held that in terminating the claimant’s equity awards, the Company had breached its contractual obligations, and as a result, awarded the claimant $55.3 million in compensatory damages, including pre-judgment interest. Post-judgment interest was also awarded to claimant. Neither attorneys’ fees nor punitive damages were awarded to the claimant. The Company was also asked to pay arbitration-related costs in the amount of approximately $128,850. On July 29, 2024, the Texas District Court entered an order vacating the previously Arbitration Award against the Company in the aggregate amount of approximately $55.3 million in compensatory damages, including pre-judgment and post-judgement interest. The Texas District Court directed the parties to file motions requesting any further relief that may be available within twenty days of the order. On August 2, 2024, the claimant filed an appeal to challenge the order vacating the Arbitration Award in the Texas Fifth Court of Appeals. The claimant filed his opening brief on October 28, 2024, and the Company filed its response brief on January 21, 2025. On February 10, 2025, the claimant filed his reply brief. The Texas Fifth Court of Appeals heard oral arguments in April 2025. A specific timeline for making a final decision has not been provided by the Court of Appears. The Company continues to vigorously defend itself in connection with the appeal.
Furthermore, on March 30, 2023, David Scura and Clifford Day, on behalf of themselves and all others similarly situated, filed a class action lawsuit in the United States District Court for Northern District of Texas against Ben, certain current and former members of its board of directors (Brad K. Heppner, Peter T. Cangany, Jr., Richard W. Fisher, Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer), certain past members of the board of directors of GWG (Jon R. Sabes and Steven F. Sabes), FOXO and Emerson. The suit alleges that the defendants defrauded GWG investors in connection with the sale of GWG’s L Bonds and preferred stock, and it asserts claims on behalf of a putative class consisting of all persons and entities who purchased or otherwise acquired GWG’s L Bonds or preferred stock of GWG between December 23, 2017 and April 20, 2022. The suit alleges that (i) BCG, the individual defendants, and FOXO violated Sections 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, (ii) that the individual defendants violated Section 20(a) of the Exchange Act and (iii) that Emerson violated Section 15(c)(1)(A) of the Exchange Act. On May 3, 2023, Thomas Horton and Frank Moore, in their capacities as the lead plaintiffs in the Bayati Action, filed a motion to lift the automatic stay in the Chapter 11 Cases in order to file a motion in the Northern District of Texas seeking to consolidate the Bayati and Scura Actions under the Private Securities Litigation Reform Act. On June 8, 2023, the plaintiffs in the Scura Action filed a voluntary notice of dismissal without prejudice.
On October 27, 2023, David Scura filed a petition in Dallas County District Court against Brad K. Heppner, Jon R. Sabes, Steven F. Sabes, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer, the Company and FOXO Technologies, Inc. (“FOXO”), alleging violation of the Texas Securities Act, common law fraud, unjust enrichment, and civil conspiracy to defraud and seeking compensatory damages, costs and expenses. The same day, Clifford Day and Carla Monahan filed a petition in Dallas County District Court against the same defendants, alleging the same claims. The parties agreed to move the defendants’ deadline to respond to the petition to February 19, 2024. On April 10, 2024, the plaintiffs and Ben parties entered into a twelve-month tolling agreement, and the plaintiffs filed motions to nonsuit their claims that the courts granted on April 12, 2024 and April 16, 2024, respectively. The plaintiffs re-filed their claims in Dallas County

District Court on November 22, 2024. On January 17, 2025, the plaintiffs filed notices informing the court that the parties had reached an agreement in principle to settle all claims and anticipate dismissing the cases following the settlement documentation process. The settlement in principle does not require any payment by the Company or the other defendants. The parties entered into a settlement agreement on July 28, 2025, pursuant to which the Plaintiffs filed a notice of nonsuit with prejudice on August 22, 2025, which was effective immediately upon filing.
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
On April 19, 2024, the Litigation Trustee filed the LT Complaint as an Adversary Proceeding in the bankruptcy of GWG currently pending in the Bankruptcy Court against Ben Management, the Company, BCH, BCC, New BCC, BHI, various current or former officers and directors of the Company, HCLP and certain of its affiliates, former officers and directors of the Company’s former parent company, trustees of certain trusts that are directly or indirectly controlled by, or operate for the benefit of, Ben’s former CEO and founder or his family, entities directly or indirectly held by, or that are under common control with, such trusts, and in which Ben’s former CEO and his family members are among classes of economic beneficiaries, whether or not Ben’s former CEO is entitled to economic distributions from such trusts, and others. The LT Complaint alleges causes of action that include (i) actual or constructive fraudulent transfer for certain transactions between GWG and the Company or its affiliates, (ii) breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty, and civil conspiracy, (iii) unjust enrichment, (iv) avoidance of any purported releases of the defendants, and (v) disallowance of the claims filed by certain defendants, including the Company, in the GWG bankruptcy case.
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
On August 29, 2024, the Company and related entities moved to dismiss the claims asserted against them. Ben’s former CEO and related entities also moved to dismiss the claims asserted against them. The remaining defendants moved to dismiss the claims asserted against them on November 4, 2024. The motions remain pending as to related entities to Ben’s former CEO. On December 26, 2024, the Litigation Trustee, the Company, its affiliates and officers and directors, and other defendants insured under the applicable insurance policies filed a stipulation informing the court that they had reached an agreement in principle to settle the case. On June 13, 2025, the Bankruptcy Court for the Southern District of Texas approved the settlement agreement resolving all claims pending in the Bankruptcy Court under the lawsuits related to GWG Holdings, Inc. against the Company, its subsidiaries, and each of their current and former directors and officers. The settlement does not require any payment by the Company or its affiliates and officers and directors and resolves the Adversary Proceeding. The securities class action described above is also contemplated to be resolved by this settlement. On September 25, 2025, the United States District Court for the Northern District of Texas granted the motion for preliminary approval of the settlement. A hearing on whether to grant final approval of the settlement has been set for January 13, 2026.
The terms of the settlement are within the policy limits of the Company’s insurance policy with respect to such claims, and the Company expects the settlement will be entirely funded by insurance proceeds. Accordingly, the Company has recorded an estimated liability of $34.5 million in accounts payable and accrued expenses and estimated insurance recoveries of $34.5 million in other assets, net, in the consolidated statement of financial condition as of March 31, 2025. The amounts reflected in our consolidated financial statements for the estimated liability and insurance recoveries represents an estimate of the amounts attributable to Ben, its consolidated subsidiaries, and directors as part of a broader settlement also involving other parties.

The settlement of the LT Complaint utilizes substantially all of the amount of insurance coverage available to the Company on certain continuing legal matters. Therefore, ongoing defense costs and, to the extent there are any, awards against the Company associated with these legal matters will be borne by the Company. Prior to the settlement of the LT Complaint, the substantial majority of the defense costs related to these certain continuing legal matters, were covered under the terms of our directors and officers insurance policies.
This litigation (and related litigation against other parties that is not part of the settlement) can subject us and certain of our directors to substantial costs and divert resources and the attention of management from our business. If these claims are successful, our business could be seriously harmed. Even if the claims do not result in protracted litigation or are resolved in our favor and the favor of our directors, the time and resources needed to resolve such claims could divert our management’s resources and adversely affect our business.
On December 6, 2024, Young Women’s Christian Association of Rochester and Monroe County (“YWCA”) filed a derivative and class action lawsuit in the Delaware Court of Chancery against (i) as nominal defendants, Hatteras Core Alternatives TEI Institutional Fund, L.P. (the “TEI Institutional Fund”) and Hatteras Master Fund, L.P (together with TEI Institutional Fund, the “Funds”); and (ii) as defendants, Hatteras Investment Partners, LP, formerly known as Hatteras Funds, LP, (“HIP”), the members of the Funds’ board of directors (the “Director Defendants,” and together with HIP, the “Hatteras Defendants”), Beneficent (“Ben” or the “Company”), and Brad Heppner (“Mr. Heppner,” and together with Ben, the “Ben Defendants”). YWCA, as a unitholder of the TEI Institutional Fund, asserts claims against the Hatteras Defendants for breach of fiduciary duty, breach of contract, and unjust enrichment arising from a plan to liquidate the Funds that involved a transaction with the Company. YWCA also asserts claims against the Ben Defendants for fraud, aiding and abetting breach of fiduciary duty, and unjust enrichment in connection with this transaction.
On January 10, 2025, the Hatteras Defendants filed a Notice of Removal, removing the action to the United States District Court of the District of Delaware pursuant to the Class Action Fairness Act, 28 U.S.C. § 1453(b), and 28 U.S.C. § 1332(d), which provides for federal jurisdiction over certain class action lawsuits. On January 28, 2025, YWCA filed an amended complaint, which continues to assert the derivative claims asserted in its original complaint (Counts I-VII) but no longer asserts the class action claim (formerly Count VIII). As a result, the parties entered into a stipulation remanding the case to the Court of Chancery for all further proceedings, which was entered by the District Court on February 5, 2025. On February 6, 2025, the parties filed a Joint Stipulation and [Proposed] Order Setting Time to Respond to Amended Complaint in the Court of Chancery, which provides that the deadline for defendants to answer, move, or otherwise respond to the Amended Complaint is March 3, 2025.
On March 3, 2025, Defendants filed their motions to dismiss the amended complaint. On April 18, 2025, YWCA filed its opposition to the motions to dismiss, and on May 12, 2025, Defendants filed their replies. The Court is scheduled to hear oral argument on the motions to dismiss on December 5, 2025. The Company intends to vigorously defend against these claims.
On May 16, 2025, Susan J. Templeton Revocable Trust (“Templeton Trust”) filed a derivative complaint in in the Delaware Court of Chancery against Hatteras Investment Partners, LP, formerly known as Hatteras Funds, LP, (“HIP”), David B. Perkins (Mr. Perkins, together with HIP, the “Hatteras Defendants”), the Company, and Brad Heppner (“Mr. Heppner,” together with Ben, the “Ben Defendants”). Templeton Trust, as a unit holder of nominal defendant Hatteras Evergreen Private Equity Fund, LLC (the “Fund”), asserts the following claims arising from a plan to liquidate the Fund that involved a transaction with the Company: (i) direct and derivative claims against the Hatteras Defendants for breach of fiduciary duty, (ii) derivative claims against HIP and the Ben Defendants for unjust enrichment, and a derivative claim against the Ben Defendants for aiding and abetting breach of fiduciary duty. The Company intends to vigorously defend against these claims.
On March 17, 2025, Lazard Frères & Co. LLC (“Lazard”) filed a complaint against the Company in the U.S. District Court for the Southern District of New York, alleging that the Company breached the terms of its previous contract with Lazard by failing to timely pay amounts owed thereunder. Lazard seeks damages in the amount of approximately $4.5 million in addition to costs, attorneys’ fees and prejudgment interest. In June 2025, the Company reached a settlement with Lazard for payment of approximately $2.5 million based on a payment schedule outlined in the settlement agreement. As of the date of the filing of this Annual Report on Form 10-K, all required payments under the payment schedule outlined in the settlement agreement have been made on a timely basis.
On August 5, 2025, HCLP filed a summons with notice in the Supreme Court of the State of New York seeking a judgment against the Company for amounts owed under the HCLP Loan Agreement in addition to attorney’s fees and litigation costs. The summons with notice did not include a complaint and has not been served on the Company. No action is required by the Company until it has been served. In light of these circumstances, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including counter claims and litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP. The Company intends to vigorously pursue its claims regarding the validity of such purported indebtedness.
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

PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of the date of this Annual Report on Form 10-K, Beneficient’s Class A common stock and Warrants are listed on the Nasdaq Capital Market under the symbols “BENF” and “BENFW,” respectively. Our Class A common stock and Warrants began public trading on June 8, 2023. As of September 22, 2025, there were 28 holders of record of our Class A Common Stock, and 4 holders of record of our Warrants, which does not include holders whose shares are held in nominee or “street name” accounts through banks, brokers or other financial institutions.
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
Recent Sales of Unregistered Securities
Except as set forth below, there were no sales of unregistered securities during the fiscal year ended March 31, 2025 and up through the date of this Annual Report on Form 10-K that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
On February 18, 2025 and August 13, 2025, the Company issued 13,004 and 40,000 shares of Class A common stock of the Company, respectively, to a consultant of the Company. The issuance of the Class A common stock pursuant to these transactions was not registered under the Securities Act and each was issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
On each of March 28, 2025, April 4, 2025, April 10, 2025, April 21, 2025, June 5, 2025, and June 11, 2025, Yorkville purchased 50,000, 50,000, 37,504, 46,867, 582,179 and 225,000 shares of Class A common stock for $0.33, $0.30, $0.29, $0.29, $0.29 and $0.29 per share, respectively, pursuant to the terms of the SEPA. The issuance of the Class A common stock pursuant to these transactions was not registered under the Securities Act and each was issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
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
Through Ben Markets, we provide broker-dealer services through our subsidiary, AltAccess Securities Company, L.P. (“AltAccess Securities”), a Financial Industry Regulatory Authority, Inc. (“FINRA”) member and Securities and Exchange Commission (“SEC”) registered broker-dealer, and transfer agent services through our subsidiary, Beneficient Transfer and

Clearing Company, L.L.C. (“Beneficient Transfer”), an SEC registered transfer agent, each in connection with offering our liquidity products.
While Ben’s financial products and services are presently primarily offered through Ben Liquidity and Ben Custody, Ben plans to expand its capabilities under Ben Custody and provide additional products and services through Ben Insurance, L.L.C. and its subsidiaries (collectively, “Ben Insurance Services”) and Ben Markets L.L.C., including its subsidiaries (“Ben Markets”) in the future. Ben Insurance Services plans to provide insurance products and services to certain “affiliates” (as defined in the Kansas Captive Insurance Act), including the Customer ExAlt Trusts, custody accounts and other trusts for which BFF serves as trustee or custodian, to cover risks attendant to the ownership, management and transfer of alternative assets and financings related to alternative asset transactions. On August 8, 2025, our subsidiary, Beneficient Insurance Company, L.L.C. (“BIC”), voluntarily withdrew its application for an insurance charter with the Commissioner of Insurance of the State of Kansas but intends to refile such application in the future. Additionally, BIC’s wholly-owned subsidiary, PEN Indemnity Insurance Company, LTD. (“PEN”) has been registered and licensed as a Class 3 insurer with the Bermuda Monetary Authority under the Bermuda Insurance Act of 1978, and Ben Insurance Services may or may not seek approval from the Bermuda authorities for PEN to become operational. Pending approval from the Bermuda authorities, PEN would advise on, retrocede and re-insure policies consistent with those policies underwritten domestically by BIC.
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
AltAccess is designed to operate seamlessly across the Ben Business Units, each of which are subject to regulation by various state and federal regulatory agencies. We believe Ben’s utilization of a centralized portal as a core capability and tool for our Customer’s seamless access to a range of alternative assets products and services is unique in the industry. In conducting its trustee, custodial, fiduciary financing and other authorized operations, BFF is regulated by the OSBC (the OSBC does not regulate the entirety of Beneficient). As a result, our AltAccess platform is periodically examined by the OSBC, and is further assessed by a third-party organization, who issues a System and Organizational Controls (“SOC”) 2 type 2 and SOC 3 compliance report for the benefit of our Customer users.
The Customer ExAlt Trusts’ distributions on alternative assets support the repayment of the ExAlt Loans plus any related interest and fees. For financial reporting purposes, even though they are not legally owned by Ben, the Customer ExAlt Trusts are required to be consolidated subsidiaries of Ben under accounting principles generally accepted in the United States (“U.S. GAAP”). As a result, Ben Liquidity’s ExAlt Loans and related interest and fee income and provision for credit losses and Ben Custody’s fee income are eliminated in the presentation of our consolidated financial statements solely for financial reporting purposes; however, such amounts directly impact the allocation of income (loss) to Ben’s or BCH’s equity holders.
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

As further described under “Recent Developments - Asset Sales Initiative,” on each of June 6, 2025, and July 1, 2025, entities held by a Customer ExAlt Trust and managed by an indirect subsidiary of the Company completed the sales of beneficial interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trust, pursuant to which, the sellers received aggregate gross proceeds of approximately $25.1 million for the sale of such interests.
Additionally, on August 8, 2025, entities held by a Customer ExAlt Trust and managed by an indirect subsidiary of the Company agreed to sell beneficial interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trust, pursuant to which, the sellers will receive aggregate gross proceeds of approximately $11.6 million, for the sale of such interests that will close and fund on various dates. As of the date of this Annual Report on Form 10-K, approximately $8.9 million has been funded with the remaining closing expected to occur on or around September 30, 2025.
Our Ben Liquidity and Ben Custody business segments, which relate to our current operating subsidiaries that are owned by the holders of equity in the Company (including BCH), recognize revenue through (i) interest income on ExAlt Loans made to the Customer ExAlt Trusts in connection with our liquidity transactions for Customers, (ii) fee income billed at closing, but recognized as revenue ratably over the expected life of the alternative asset, for each liquidity transaction with Customers for services including access to and use of the AltAccess platform, transfer of the alternative assets, and delivery of the consideration to the client, and (iii) recurring fee income recognized each period for providing services including trustee, custody, and trust administration of the Customer ExAlt Trusts while they hold investments. Ben Liquidity and Ben Custody revenue recognized for the fiscal years ended March 31, 2025 and 2024 is as follows:
a.Ben Liquidity recognized $42.6 million and $46.9 million in interest income during the fiscal years ended March 31, 2025 and 2024, respectively.
b.Ben Custody recognized $21.6 million and $24.5 million in trust services and administration revenues during the fiscal years ended March 31, 2025 and 2024, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods.
The majority of such revenues earned by Ben Liquidity and Ben Custody are eliminated in the presentation of our consolidated financial statements; however, the cash flows received upon repayment of the ExAlt Loans and in payment of Ben Custody fees are allocable to our and BCH’s equity holders and not the beneficiaries of the Customer ExAlt Trusts.
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

(in thousands)	Year Ended March 31,
	2025	2024
Operating income (loss)*
Ben Liquidity	$(12,802)	$(1,810,964)
Ben Custody	13,288	(588,811)
Corporate & Other	10,243	(210,169)
Loss on extinguishment of debt, net (intersegment elimination)	—	(3,940)
Gain on liability resolution	23,462	—
Income tax expense (allocable to Ben and BCH equity holders)	(80)	(121)
Net loss attributable to noncontrolling interests – Ben	34,875	535,157
Noncontrolling interest guaranteed payment	(17,824)	(16,793)
Net income (loss) attributable to common shareholders	$51,162	$(2,095,641)
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
As a result, Ben’s primary tangible assets reflected on our consolidated statements of financial condition are investments, mainly comprised of alternative assets held by the Customer ExAlt Trusts and the primary sources of revenue reflected on our consolidated statements of comprehensive income (loss) are investment income (loss), net, which represents changes in the net asset value (“NAV”) of these investments held by the Customer ExAlt Trusts, and gain (loss) on financial instruments, net, which represents changes in fair value of equity securities, debt securities, a derivative liability, convertible debt recorded at fair value, warrants and put options, primarily held by the Customer ExAlt Trusts. Such investment income (loss), net, and gain (loss) on financial instruments that are held by the Customer ExAlt Trusts, including interests in the GWG Wind Down Trust (formerly debt and equity securities issued by GWG Holdings), is included in the net income (loss) allocated to noncontrolling interests – Customer ExAlt Trusts in the consolidated statements of comprehensive income (loss). The revenues and expenses recognized in these line items for the activities of the Customer ExAlt Trusts do not directly impact net income (loss) attributable to Ben’s or BCH’s equity holders.
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
Noncontrolling Interests
The consolidated financial statements of Ben include the accounts of Ben, its wholly-owned and majority-owned subsidiaries, certain VIEs, in which the Company is the primary beneficiary, and certain noncontrolling interests. The noncontrolling interests reflected in our consolidated financial statements represent the portion of BCH’s limited partnership interests or interests in the Customer ExAlt Trusts that are held by third parties. Amounts are adjusted by the noncontrolling interest holder’s proportionate share of the subsidiaries’ earnings or losses each period and for any distributions that are paid. The portion of income allocated to owners other than the Company is included in “net income (loss) attributable to noncontrolling interests” in the consolidated statements of comprehensive income (loss). Our primary noncontrolling interests as of and for the year ended March 31, 2025 are described below. The terms and provisions applicable to the noncontrolling interests described below will be impacted by the proposed transactions to revise BCH’s liquidation priority, if completed. We do not expect the transaction to be consummated on the terms set forth in the Master Agreement. Accordingly, the Company is exploring available alternative options, including renegotiating terms or not proceeding with the transaction.
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
Allocation of Income — Exclusive of Excluded Amounts and Guaranteed Payments
Ben’s ownership interest in BCH reflects a legal ownership interest. Legal ownership may, at times, not reflect Ben’s economic interest in BCH because of various provisions in the limited partnership agreement for BCH regarding the payment of guaranteed payments; the accrual for, and payment of, preferred returns; allocations of profits and losses and accruals to capital accounts and hypothetical capital accounts; and distributions to the holders of these interests based on capital accounts. Generally, the allocation of income (exclusive of the “Excluded Amounts” and following “Guaranteed Payments” described below) among the various limited partner interests in BCH, based on the limited partner interests outstanding as of each quarter end allocation, is made in the following order:
a.Up to the amount of previously allocated losses in each case, income is allocated first to the holders of the BCH Subclass 1 Class A Units, BCH Class S Ordinary Units, and BCH Class S Preferred Units (as a group on a pro-rata basis), and then to the holders of the BCH Preferred Series A-0 Unit Accounts;
b.then to the holders of the BCH Preferred A-1 Unit Accounts, an allocation to the extent of previously allocated losses, followed by an allocation for such quarter in an amount equal to such holder’s BCH Preferred A-1 Unit Accounts hypothetical capital account balance multiplied by the Quarterly Preferred Series A Rate (as defined in the limited partnership agreement of BCH) (the weighted average preferred return rate was 0.42% and 0.23% for the years ended March 31, 2025 and 2024, respectively);
c.then to the holders of the BCH Class S Preferred Units, an allocation to the extent of previously allocated losses, followed by an allocation equal of for such quarter in an amount equal to such holder’s BCH Class S Preferred Units’ hypothetical capital account balance multiplied by the Quarterly Class S Preferred Rate (as defined in the limited partnership agreement of BCH) (the weighted average preferred return rate was 0.42% and 0.23% for the years ended March 31, 2025 and 2024, respectively); and
d.finally, the holders of the BCH Class A Units, BCH Class S Ordinary Units, and BCH Class S Preferred Units, are allocated the residual income, pro rata based on the number of units outstanding for each security.
Allocation of Losses — Exclusive of Excluded Amounts and Guaranteed Payments
Generally, the allocation of losses (exclusive of the “Excluded Amounts” and following “Guaranteed Payments” described below) among the various limited partner interests in BCH, based on the limited partner interests outstanding as of each quarter end allocation, is made in the following order:
a.first to the holders of the BCH Class A Units and BCH Class S Ordinary Units up to their associated capital account balances, pro rata based on their capital account balances;
b.then losses are allocated to the holders of the BCH Class S Preferred Units up to their associated capital account balance, then to the holders of the BCH Preferred A-1 Unit Accounts up to their associated capital account balance, and then to the holders of the BCH Preferred Series A-0 Unit Accounts up to their associated capital account balance; and
c.any remaining losses are allocated to the holders of the BCH Class A Units, BCH Class S Ordinary Units and BCH Class S Preferred Units pro rata based on the number of units outstanding for each security.
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
For more information on these interests, see “Description of Securities,” which is filed as Exhibit 4.11 to this Annual Report on Form 10-K and Notes 2 and 13 to the audited consolidated financial statements.
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

Recent Developments
New Chairman of the Board of Directors and Chief Executive Officer
On June 30, 2025, Thomas O. Hicks was elected to be the Chairman of the Board of Directors. Effective on July 20, 2025, James G. Silk was named the Interim Chief Executive Officer.
Brad K. Heppner previously served as the CEO and Chairman of the Board of Directors and resigned from both positions on June 19, 2025 following a request from the Company’s counsel, acting at the direction of the Audit Committee of the Board of Directors, for Mr. Heppner to sit for a formal interview regarding, among other things, his knowledge of certain documents and information concerning Mr. Heppner’s relationship to HCLP provided to the Company’s auditors in 2019. The interview request was made after the Company identified credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, knowing that these documents would be provided to the Company’s auditors. The Company is investigating additional information it has learned about other conduct by Mr. Heppner and other persons that purportedly controlled HCLP to determine the extent to which any of that conduct surrounding HCLP was fraudulent.
Asset Sales Initiative
In an effort to address cash flow restraints the Company has been experiencing primarily relating to delays in distributions and other realization events on the interests in alternative assets held the Customer ExAlt Trusts, the Company has commenced an initiative (the “Asset Sales Initiative”) to sell or otherwise monetize a portion of the assets reported on the Company’s consolidated balance sheet, including assets and additional investments held by the Customer ExAlt Trusts if, as and when prudent. The proceeds received by the Company following assets sales upon repayment of corresponding loans are expected to be used to satisfy existing obligations of the Company, including, but not limited to, payments owed to creditors, vendors, and to cover operating expenses.
As part of the Asset Sales Initiative, on June 6, 2025 and July 1, 2025, entities (“Sellers”) held by a Customer ExAlt Trust and managed by an indirect subsidiary of the Company completed the sale of beneficial interests with respect to certain limited partner interests (the “Interests”) held for the benefit of such Customer ExAlt Trust. The Sellers received aggregate gross proceeds of $25.1 million for the sale of the beneficial interests included in this transaction. The Sellers paid an agreed upon brokerage commission and certain transaction costs out of such gross proceeds. The remainder of the proceeds were distributed to the Customer ExAlt Trust, which then used such proceeds as follows: (i) a portion (2.5%) of the proceeds will be distributed to the beneficiaries of the Customer ExAlt Trust and (ii) the remainder was paid to BFF, a subsidiary of the Company, as payment on outstanding accrued fees (if any) and a loan repayment on the outstanding loan issued by BFF to such Customer ExAlt Trust. The proceeds for the fee payment and the loan repayment received by BFF were then available for use by the Company. The Company was required to pay approximately $11.2 million out of the net proceeds to HH-BDH LLC as a principal and interest payment on the loan previously made by HH-BDH LLC to Beneficient Financing, LLC. HH-BDH LLC is an entity affiliated with Mr. Thomas O. Hicks, who is a member of the Company’s board of directors and was named chairman of the board of directors in June 2025.
Additionally, on August 8, 2025, Sellers agreed to sell additional beneficial interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trust. The Sellers will receive aggregate gross proceeds of approximately $11.6 million for the sale of such interests included in this transaction that will close and fund on various dates. As of the date of this Annual Report on Form 10-K, approximately $8.9 million has been funded with the remaining closing(s) expected to occur on or around September 30, 2025. The Sellers have agreed to pay brokerage commissions and certain transaction costs out of such gross proceeds. The remainder of the proceeds were or will be distributed to the Customer ExAlt Trust, which then used or will use such proceeds as follows: (i) a portion (2.5%) of the proceeds will be distributed to the beneficiaries of the Customer ExAlt Trust and (ii) the remainder was paid or will be paid to BFF, a subsidiary of the Company, as payment on outstanding accrued fees (if any) and a loan repayment on the outstanding loan issued by BFF to such Customer ExAlt Trust. The proceeds for the fee payment and the loan repayment received or to be received by BFF were or will be then available for use by the Company. The Company is required to pay approximately $3.8 million out of the net proceeds received on this transaction to HH-BDH LLC as a principal payment on the loan previously made by HH-BDH LLC to Beneficient Financing, LLC.
Recent Financings
On December 31, 2024, Ben Liquidity entered into agreements to finance liquidity transactions related to a primary capital transaction with respect to a limited partner interest in an investment fund with a NAV of $1.4 million. Pursuant to such transaction, the Customer ExAlt Trusts acquired the limited partnership, and in exchange for such interest, the customer received 136,193 shares of the Company’s Series B-5 Resettable Convertible Preferred Stock, par value $0.001 per share (the “Series B-5 preferred stock”), with such Series B-5 preferred stock being convertible into shares of the Company’s Class A common stock. Each share of the Series B-5 preferred stock is convertible at the election of the holder into shares of the Class

A common stock initially at a conversion price of $0.694 per share, which is only subject to customary adjustments and is otherwise fixed. A maximum of 1,962,435 shares of Class A common stock may be issued upon conversion of the Series B-5 preferred stock.
On April 4, 2025, Ben Liquidity entered into agreements to finance liquidity transactions related to a primary capital transaction with respect to a limited partner interest in an investment fund with a NAV of $9.6 million. Pursuant to such transaction, the Customer ExAlt Trusts acquired the limited partnership, and in exchange for such interest, the customer received 965,576 shares of the Company’s Series B-6 Resettable Convertible Preferred Stock, par value $0.001 per share (the “Series B-6 preferred stock”), with such Series B-6 preferred stock being convertible into shares of the Company’s Class A common stock. Each share of the Series B-6 preferred stock is convertible at the election of the holder into shares of the Class A common stock initially at a conversion price of $0.3151 per share, and is subject to reset from time to time, subject to a floor of $0.2363 per share. A maximum of 40,862,294 shares of Class A common stock may be issued upon conversion of the Series B-6 preferred stock.
On April 21, 2025, Ben Liquidity entered into agreements to finance liquidity transactions related to a primary capital transaction with respect to a limited partner interest in an investment fund with a NAV of $0.2 million. Pursuant to such transaction, the Customer ExAlt Trusts acquired the limited partnership, and in exchange for such interest, the customer received 23,333 shares of the Company’s Series B-7 Resettable Convertible Preferred Stock, par value $0.001 per share (the “Series B-7 preferred stock”), with such Series B-7 preferred stock being convertible into shares of the Company’s Class A common stock. Each share of the Series B-7 preferred stock is convertible at the election of the holder into shares of the Class A common stock initially at a conversion price of $0.2979 per share, and is subject to reset from time to time, subject to a floor of $0.2234 per share. A maximum of 1,044,450 shares of Class A common stock may be issued upon conversion of the Series B-7 preferred stock.
On June 17, 2025, Ben Liquidity entered into agreements to finance liquidity transactions related to a primary capital transaction with respect to a limited partner interest in an investment fund with a NAV of $1.9 million. Pursuant to such transaction, the Customer ExAlt Trusts acquired the limited partnership, and in exchange for such interest, the customer received 191,037 shares of the Company’s Series B-8 Resettable Convertible Preferred Stock, par value $0.001 per share (the “Series B-8 preferred stock”), with such Series B-8 preferred stock being convertible into shares of the Company’s Class A common stock. Each share of the Series B-8 preferred stock is convertible at the election of the holder into shares of the Class A common stock initially at a conversion price of $0.3397 per share, and is subject to reset from time to time, subject to a floor of $0.2548 per share. A maximum of 7,497,528 shares of Class A common stock may be issued upon conversion of the Series B-8 preferred stock.
Recent Equity Issuances
On February 18, 2025 and August 13, 2025, the Company issued 13,004 and 40,000 shares of Class A common stock of the Company, respectively, to a consultant of the Company. The issuance of the Class A common stock pursuant to these transactions was not registered under the Securities Act and each was issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
On June 27, 2023, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). On each of March 28, 2025, April 4, 2025, April 10, 2025, April 21, 2025, June 5, 2025, and June 11, 2025, Yorkville purchased 50,000, 50,000, 37,504, 46,867, 582,179 and 225,000 shares of Class A common stock for $0.33, $0.30, $0.29, $0.29, $0.29 and $0.29 per share, respectively, pursuant to the terms of the SEPA. Sales proceeds for these equity sales under the terms of the SEPA were approximately $0.3 million during the period of January 1, 2025 through September 22, 2025. Such issuances were in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.
Securities Purchase Agreement
On August 6, 2024, the Company, entered into a securities purchase agreement (the “Purchase Agreement”) with Yorkville, in connection with the issuance and sale by the Company of convertible debentures (the “Convertible Debentures”) issuable in an aggregate principal amount of up to $4.0 million, which were convertible into shares of the Company’s Class A common stock (as converted, the “Conversion Shares”). Yorkville purchased and the Company issued $2.0 million in aggregate principal amount of Convertible Debentures upon the signing the Purchase Agreement (the “First Closing”). Additionally, on November 13, 2024, the Company issued an additional $2.0 million in aggregate principal amount of Convertible Debentures for proceeds of approximately $1.8 million (the “Second Closing”). Contemporaneously with the execution and delivery of the Purchase Agreement, certain of the Company’s subsidiaries entered into a global guaranty agreement in favor of Yorkville with respect to the Company’s obligations under the Purchase Agreement, the Convertible Debentures and the Yorkville Warrants (as defined below).

The Convertible Debentures did not bear interest, subject to a potential increase to 18.0% per annum (or the maximum amount permitted by applicable law) upon the occurrence of certain events of default. The Convertible Debentures matured on February 6, 2025 and resulted in gross proceeds to the Company of approximately $3.6 million. The Convertible Debentures were issued at an original issue discount of 10%. The Convertible Debentures were fully repaid by the February 6, 2025 maturity date.
The Convertible Debentures were convertible at the option of the holder into Class A common stock equal to the applicable Conversion Amount (as in the Convertible Debenture) divided by $3.018 (the “Conversion Price”). The maximum amount of shares issuable upon conversion of the Convertible Debentures is 1,325,382. No amount of the Convertible Debentures was converted into shares of the Company’s Class A common stock.
Additionally, pursuant to the terms of the Purchase Agreement, the Company agreed to issue to Yorkville Warrants (each, a “Yorkville Warrant” and together, the “Yorkville Warrants”) to purchase up to 1,325,382 shares of Class A common stock at an exercise price of $2.63, which shall be exercisable into Class A common stock for cash (collectively, the “Warrant Shares”). At the First Closing, the Company issued a Yorkville Warrant to Yorkville to purchase up to 662,691 shares of Class A common stock, and at the Second Closing, the Company issued an additional Yorkville Warrant to Yorkville to purchase up to 662,691 shares of Class A common stock. None of the Yorkville Warrants have been exercised since the Yorkville Warrants were issued.
In connection with the Purchase Agreement, the Company entered into a registration rights agreement with Yorkville, pursuant to which the Company was required to, within 30 calendar days of the August 6, 2024, file with the SEC one or more registration statements covering the resale by Yorkville of all Conversion Shares and the Warrant Shares. Pursuant to the Company’s contractual obligations under the Purchase Agreement, the Company filed a registration statement to register the Warrant Shares and the Conversion Shares, among other shares of Class A common stock, which was declared effective by the SEC on November 12, 2024.
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
Pursuant to the Stockholders’ Equity Notice and the Listing Rules of Nasdaq, Nasdaq provided the Company with 45 calendar days, or until August 30, 2024, to submit a plan to regain compliance with the Minimum Stockholders’ Equity Requirement. On August 30, 2024, the Company timely submitted a plan to the Staff to regain compliance with the Minimum Stockholders’ Equity Requirement. On November 25, 2024, Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC confirming that the Company had regained compliance with the Minimum Stockholders’ Equity Requirement, after giving pro forma effect to the (i) redesignation of approximately $35 million of BCH Preferred Series A Subclass 0 Unit Accounts into non-redeemable BCH Preferred Series A Subclass 0 Unit Accounts and (ii) the Company’s sale of 3,274,000 shares of its Class A common stock to Yorkville on November 15, 2024, for aggregate consideration of approximately $5.1 million, pursuant to the SEPA, which resulted in pro forma stockholders’ equity of $26.9 million as of September 30, 2024. However, if the Company failed to evidence compliance with the Minimum Stockholders’ Equity Requirement upon filing its next periodic report it may be subject to delisting. At that time, the Staff will provide written notification to the Company, which may then appeal Staff’s determination to a Nasdaq Hearings Panel (the “Panel”). In the Quarterly Report on Form 10-Q for December 31, 2024, we reported permanent equity amounts greater than the Minimum Stockholders’ Equity Requirement, however, in this Annual Report on Form 10-K for the fiscal year ended March 31, 2025, we are reporting stockholders’ equity below the Minimum Stockholders’ Equity Requirement, which could result in the Company receiving an additional notice from the Nasdaq staff indicating that it is no longer in compliance with the Minimum Stockholders’ Equity Requirement. The Stockholders’ Equity Notice, and any potential additional notice as a result of our reporting in this Annual Report on Form 10-K of stockholders’ equity below the Minimum Stockholders’ Equity Requirement, had, or will have in the event we receive an additional notice after filing this Annual Report on Form 10-K, no immediate impact on the listing of the Class A common stock, which continues to be listed and traded on Nasdaq under the symbol “BENF,” subject to the Company’s compliance with the other listing requirements of Nasdaq. Although the Company intends to use all reasonable efforts to maintain compliance with the Minimum Stockholders’ Equity Requirement (or regain compliance in the event that an additional notice is received subsequent to the filing of this Annual Report on Form 10-K), there can be no assurance that the Company will be able to maintain and/or regain compliance with the Minimum Stockholders’ Equity Requirement or that the Company will otherwise be in compliance with other applicable Nasdaq listing criteria in the future.

Additionally, on July 23, 2024, the Company notified Nasdaq that, following the resignations of Emily B. Hill and Dennis P. Lockhart from the Company’s Board and Audit Committee of the Board (the “Audit Committee”), the Company had a vacancy on the Audit Committee and relied on the cure period set forth in the Nasdaq Listing Rules while it recruited a new Audit Committee member.
On July 25, 2024, the Company received a notice from Nasdaq (the “Audit Committee Notice”) confirming that the Company was no longer in compliance with Nasdaq’s audit committee composition requirements as set forth in Nasdaq Listing Rule 5605, which requires that the audit committee of a listed company be comprised of at least three “independent directors” (as defined in Nasdaq Listing Rule 5605(a)(2)). Pursuant to Nasdaq Listing Rule 5605(c)(4), the Company relied on the cure period to reestablish compliance with Nasdaq Listing Rule 5605. The cure period is generally defined as until the earlier of the Company’s next annual meeting of stockholders or July 21, 2025. If the Company’s next annual meeting of stockholders was held before January 15, 2025, then the Company was required to evidence compliance no later than January 15, 2025. The Company did not hold its next annual meeting of stockholders prior to January 15, 2025.
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
On January 13, 2025, we received a letter from the Nasdaq Staff notifying the Company that, for the previous 30 consecutive business days, the closing bid price for the Company’s Class A common stock had been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market under the Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until July 14, 2025 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. On July 16, 2025, we were notified by Nasdaq that, based upon the Company’s continued non-compliance with the Bid Price Requirement as of July 14, 2025, the Company’s securities were subject to delisting from Nasdaq unless the Company timely requested a hearing before the Panel, which the Company made such timely request. The Company’s hearing before the Panel occurred on August 26, 2025.
Additionally, the July 16, 2025 letter from Nasdaq also notified the Company that its was not in compliance with the periodic reporting requirement set forth in Nasdaq Listing Rule 5250(c)(1) since the Company had not yet filed its Annual Report on Form 10-K and this could serve as a separate and additional basis for delisting (the “Periodic Filing Requirement”). On August 18, 2025, an additional letter from Nasdaq notified the Company that it was not in compliance with the Periodic Filing Requirement since the Company had not yet filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 and this could serve as a separate and additional basis for delisting.
On September 9, 2025, the Company was notified that the Panel had determined to grant the Company an extension to regain compliance with the Bid Price Requirement and the periodic reporting requirements for its Annual Report on Form 10-K for the year ended March 31, 2025 and for its Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
The filing of this Annual Report on Form 10-K was within the extension period allowed for by the Panel. The Company continues to work diligently with its auditor to complete and file with the SEC its Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, and expects to do so within the extension period granted by the Panel.
Additionally, to the extent that the Company has not demonstrated compliance with the Bid Price Requirement, the Company expects to seek stockholder approval to effect a reverse stock split of its Class A Common Stock and Class B Common Stock. The Company anticipates the reverse stock split of the Common Stock will allow it to demonstrate compliance with the Bid Price Requirement within the extension period granted by the Panel.
Although the Company is taking definitive steps to evidence compliance with all applicable criteria for continued listing on The Nasdaq Capital Market, there can be no assurance that the Company will be able to timely regain compliance with the Periodic Filing Requirement and the Bid Price Requirement within the extension period granted by the Panel.
The notices described above have no effect at this time on the Class A Common Stock, which continues to trade on The Nasdaq Capital Market under the symbol “BENF.”

Purchase Agreement with Mercantile Bank International Corp.
On December 4, 2024, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”), by and among the Company, Beneficient Capital Company Holdings, L.P., a subsidiary of the Company (“BCC Holdings”), Mercantile Bank International Corp. (“MBI”) and Mercantile Global Holdings, Inc., (“MGH” and, together with MBI, the “Sellers”), pursuant to which, BCC Holdings agreed to purchase from MGH all of the issued and outstanding shares of capital stock of MBI upon the terms and subject to the conditions set forth in the Purchase Agreement.
On June 3, 2025, the Sellers delivered a notice to the Company terminating the Purchase Agreement, effective immediately. The termination of the Purchase Agreement did not cause the Company or BCC Holdings to incur any additional liability.
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
The Master Agreement provides for the adoption of the Tenth Amended and Restated Limited Partnership Agreement of BCH (the “Tenth A&R BCH LPA”), which would provide for, among other things, (i) amendments to the liquidation provisions to provide the Company’s public company stockholders, through the Company’s indirect interest in BCH, would receive preferential treatment in the event of a liquidation of BCH in an amount equal to 10% of the first $100 million distributed to equity holders of BCH and 33.3333% of the net asset value (the “Closing NAV”) of up to $5 billion of alternative assets added to the Company’s consolidated balance sheet on or after December 22, 2024, in connection with the Company’s ordinary course liquidity business, (ii) modifications to the existing limitations on the conversion of BCH Preferred A-1 held by BHI through December 31, 2027 such that (a) on the date that is 60 days following the closing of the proposed transactions, BHI would have the right to convert a portion of its BCH Preferred A-1 in an amount up to $10 million, less the amount of any Conditional Payment (as defined below), and (b) after the Closing NAV of the certain transactions by the ExchangeTrust (the “ExchangeTrust Transactions”) exceeds $100 million, BHI would have the ability to convert additional BCH Preferred A-1 subject to certain limitations and the Company’s right to pay cash in the amount of the BCH Preferred A-1 to be converted in lieu of such conversion, (iii) the establishment and issuance of the Subclass FLP-4 Unit Accounts of BCH (“FLP-4 Unit Accounts”) in connection with the BFF Customer Transactions (as defined below) with the effect that BHI, as the holder of Subclass 1 FLP Unit Accounts of BCH (“FLP-1 Unit Accounts”), and BMP, as the holder of the Subclass 2 FLP Unit Accounts of BCH (“FLP-2 Unit Accounts”), would forego the right to receive up to $400 million of equity in BCH that is exchangeable into shares of the common stock of the Company for the benefit of certain Customers (as defined below), (iv) certain amendments to conform to the amendments to the Compensation Policy (as defined below) and the terms of the FLP-1 Account Side Letter (as defined below) and address accrued but unallocated returns with respect to the FLP-1 Unit Accounts and the FLP-2 Unit Accounts, (v) a requirement that no new general partner may be admitted to BCH and that Ben LLC may not transfer its units in BCH or otherwise withdraw from being the general partner of BCH without the prior approval on a class by class basis of the holders of at least 51% of the capital account balances of each of the BCH Class A Units; the BCH Class S Ordinary Units and the BCH Class S Preferred Units voting together as a single class (together with the Class S Ordinary Units, the “BCH Class S Units”), and the BCH Preferred A-0 and BCH Preferred A-1, voting together as a single class and (vi) certain amendments with respect to the exchange of BCH Class S Ordinary Units. Additionally, the Tenth A&R BCH LPA would require BCH to make a payment on amounts contractually or otherwise currently owed to BHI or its affiliates in an amount equal to $5 million (the “Conditional Payment”) if, on the date that is 60 days following the closing of the proposed transactions, the Audit Committee of the Board determines that the Conditional Payment would not be materially adverse to the assessment of the Company’s ability to continue as a “going concern” for financial reporting purposes.

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
The Master Agreement also provides for a waiver of the guaranteed payment payable to the holders of the BCH Preferred A-0 and the execution of a waiver of payment agreement to be entered into by and among BHI and BCH, pursuant to which BHI, as the holder of the majority in interest of the BCH Preferred A-0 would waive the right to receive the Guaranteed Series A-0 Payment (as defined in the Tenth A&R BCH LPA) until November 15, 2025; provided that any such Guaranteed

Series A-0 Payment may be made prior to November 15, 2025 if the Audit Committee of the Board determines it would not be materially adverse to the Company’s “going concern” financial statement assessment.
On March 6, 2025, the Company, BCH, Ben LLC, Hatteras Master Fund, L.P. and certain of its affiliates executed a subscription agreement pursuant to the Master Agreement (the “Hatteras Subscription Agreement”). The Hatteras subscription agreement is subject to the conditions therein, including the closing conditions described above.
As of the filing of this Annual Report on Form 10-K, the Company has not completed the proposed transactions to revise BCH Liquidation Priority. As a result of the resignation of Brad K. Heppner, who controls BHI, from his role as Chief Executive Officer and Chairman of the Board of Directors on June 19, 2025, we do not expect the transaction to be consummated on the terms set forth in the Master Agreement. Accordingly, the Company is exploring available alternative options, including renegotiating terms or not proceeding with the transaction.
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
–Volatility in the price of our Class A common stock. The price of our Class A common stock may impact our ability to enter into liquidity transactions with our Customers. If our stock price declines, our potential Customers may be less likely to engage with us and accept our Class A common stock, or securities convertible into our Class A common stock, in exchange for their alternative assets. Furthermore, a significant sustained decrease in our stock price has in the past been an indicator, and in the future may indicate, that impairment is present and may require a quantitative impairment assessment of our assets including goodwill and intangible assets. Any such future impairment charges for goodwill may reduce our overall assets and may result in a change in the perceived value of the Company and ultimately may be reflected as a reduction in the market price of our securities. Additionally, we have begun to enter into financings in which the Customer ExAlt Trusts use our Class A common stock or convertible preferred stock as consideration to meet capital calls or make other capital contributions in alternative asset funds, which in turn hold such securities as an investment. Volatility, either positively or negatively, in the price of our Class A common stock may have a compounding effect on our consolidated investment income and cause further decreases in our stock price in the event our securities comprise a significant portion of such alternative asset funds’ aggregate assets. We have been notified by Nasdaq that based on the Company’s non-compliance with the Bid Price and the Periodic Filing Requirement, the Company’s securities were subject to delisting. As described above, the Panel granted the Company an extension to regain compliance with the Bid Price Requirement and the Periodic Filing Requirement. Although the Company is taking definitive steps to evidence compliance with all applicable criteria for continued listing on The Nasdaq Capital Market, there can be no assurance that the Company will be able to timely regain compliance with the Periodic Filing Requirement and the Bid Price Requirement within the extension period granted by the Panel. See the risk factor titled “We have been notified by Nasdaq of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our Class A common stock could be delisted from Nasdaq” for more information.
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
Further, uncertainty in the capital markets, generally due to volatility in interest rates, inflation, changes in regulatory requirements and tariffs and their impact on the economy, may make it challenging to raise additional capital, and such capital may not be available to us on acceptable terms on a timely basis, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business would be harmed.
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
–Utilization of Derivative Instruments to Manage Risk. From time to time, Ben manages its exposure to market risks by utilizing various forms of derivative instruments to limit exposure to changes in the relative values of investments that may result from market developments. In September 2023, all put options that were held by Ben were sold, including the portion of the put options that were attributable to the third party involved in the loan participation transaction. No additional derivative instruments have been purchased since September 2023. For the fiscal year ended March 31, 2024, Ben has recognized losses of $3.0 million on the put options, of which approximately $2.0 million is attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction. As the Company did not have any put options or other similar instruments as of March 31, 2025, there are no comparable gains or losses in the current period.
–Bankruptcy of GWG Holdings. On August 1, 2023 (the “Effective Date”), the plan of reorganization of GWG Holdings was declared effective. On the Effective Date, all securities previously issued by GWG Holdings were cancelled and converted to interests in the GWG Wind Down Trust. As of March 31, 2025, Ben held 0.8 million interests of Series A1 and 2.5 million interests of Series E of the GWG Wind Down Trust, and the Customer ExAlt Trusts held 82.0 million, 14.5 million, and 9.8 million interests of Series A1, Series A2, and Series E, respectively, of the GWG Wind Down Trust. These interests are accounted for at fair value, with unrealized gains (losses) recognized in earnings in the gain (loss) on financial instruments, net line item of the consolidated statements of comprehensive income (loss). Fair value is calculated using quoted prices for similar instruments observed in the equity capital market and is classified as a Level 2 investment in the fair value hierarchy. Since the GWG Wind Down Trust’s primary asset is its investment in the Class A common stock of Ben, the Company’s Class A common stock quoted market price is the underlying asset. Prior to the Effective Date, Ben held 2.5 million shares of GWG Holdings common stock and the Customer ExAlt Trusts held 9.8 million shares of GWG Holdings common stock and L Bonds due 2023 of GWG Life, LLC, a Delaware limited liability company and wholly-owned subsidiary of GWG Holdings (“GWG Life”) with an aggregate principal amount of $94.8 million (“L Bonds”). The investment in GWG Holdings’ common stock was accounted for at fair value with changes in fair value recognized in earnings. The investment in L Bonds was accounted for as an available-for-sale debt security, with unrealized gains (losses) recognized in accumulated other comprehensive income (loss). During the years ended March 31, 2025 and 2024, the Company has recognized net losses of nominal and $1.4 million, respectively, related to its interests in the GWG Wind Down Trust (or GWG Holdings, as applicable), and the Customer ExAlt Trusts have recognized net losses of $0.5 million and $66.1 million, respectively, related to its interest in the GWG Wind Down Trust (or GWG

Holdings, as applicable), all of which is reflected in the consolidated statements of comprehensive income (loss). As of March 31, 2025, the fair value of Ben’s interest in the GWG Wind Down Trust was nil and the fair value of the Customer ExAlt Trusts’ interest in the GWG Wind Down Trust was nominal. On the Effective Date, the shared services agreement by and between Ben and GWG Holdings (the “Shared Services Agreement”) was terminated and all receivables and related allowances owed to Ben under the Shared Services Agreement were written off for a total of $15.6 million.
–Vesting of performance based awards. Certain of our restricted equity units were granted with a performance-based condition. The performance condition was met upon public listing in June 2023 and expense for vested units was recognized during the three months ended June 30, 2023. The recognition of the remaining compensation cost will be recognized over the remaining vesting period. Total recognized compensation cost related to these awards was approximately $1.0 million and $9.5 million for the years ended March 31, 2025 and 2024, respectively. Total unrecognized compensation cost related to these awards was approximately $1.0 million as of March 31, 2025. During the year ended March 31, 2025, approximately $2.4 million of compensation cost, which is the full grant date fair value of the RSUs, was recognized for awards to three employees. The awards do not require continuing employment by the individuals.
–Goodwill Impairment. Goodwill is tested for impairment at least annually and, more frequently between annual tests, whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. Subsequent to the public listing on June 8, 2023, and through March 31, 2025, the Company has experienced a significant sustained decline in the price of its Class A common stock and its related market capitalization. We believe that these factors indicated that the fair value of our reporting units had more likely than not fallen below their carrying values during the relevant periods in fiscal 2024 and fiscal 2025. As a result, during fiscal 2024 and fiscal 2025, we wrote the carrying value of the Ben Liquidity, Ben Custody, Ben Insurance, and Ben Markets reporting units, as applicable, down to their estimated fair values. Cumulatively, during fiscal 2024, we recognized a non-cash goodwill impairment charge of $2.4 billion and, during fiscal 2025, we recognized a non-cash goodwill impairment charge of $3.7 million. The goodwill impairment charges are reflected in the loss on impairment of goodwill in the consolidated statements of comprehensive income (loss). Prior to fiscal 2024, the Company had not previously recognized any impairments of goodwill. As such, the cumulative loss as of March 31, 2025, is $2.4 billion. Total goodwill remaining as of March 31, 2025 is $9.9 million.
–Termination of Customer ExAlt Trust Loan Payable. On October 18, 2023, all obligations owed under the Customer ExAlt Trust loan payable were repaid by transferring $56.7 million of alternative assets. The payoff of the Customer ExAlt Trust Loan Payable was accounted for as a debt extinguishment in accordance with ASC 470, Debt, during the year ended March 31, 2024. Accordingly, the Customer ExAlt Trusts recorded a $8.8 million loss on extinguishment related to the payoff for the year ended March 31, 2024, which is reflected in the loss on extinguishment of debt line item on the consolidated statements of comprehensive income (loss). The financial statements included in this Annual Report on Form 10-K for the year ended March 31, 2024 reflect changes in the fair value of the alternative assets, through October 18, 2023, ultimately transferred to settled the ExAlt Trust loan payable as well as interest expense associated with the ExAlt Trust loan payable whereas current fiscal year financial statements would not have any such activity associated with the transferred alternative assets or the ExAlt Trust loan payable.
–Resolution of certain liabilities. During the year ended March 31, 2025, the Company released approximately $23.5 million of liabilities based on the execution of letter agreements with the counterparties releasing the Company of such liabilities. The release of the $23.5 million in liabilities resulted in the recognition of a gain that is reflected in the (gain) loss on liability resolution line item of the consolidated statements of comprehensive income (loss) for the year ended March 31, 2025. There were no such similar amounts included in the prior year. Approximately $19.2 million of the liabilities released related to a portion of the interest commitments described in Note 9 to the consolidated financial statements that the Company has been accruing each period since 2018. Since we are no longer accruing interest expense on a portion of the interest commitments for which we have been released of such obligation, interest expense has declined by approximately $1 million per quarter related to these interest commitments beginning October 1, 2024.
–Accrual (Release) of Equity Awards Arbitration Loss Contingency. During the year ended March 31, 2024, the Company accrued a loss contingency based on the findings of the sole arbitrator that in terminating the equity awards of a former member of the Board of Directors of Beneficient Management, LLC, the Company had breached its contractual obligations, and as a result, the sole arbitrator awarded the former board member $55.3 million in compensatory damages, including pre-judgment interest, plus post-judgment interest (the “Arbitration Award”). During the year ended March 31, 2025, the Company released the loss contingency accrual based on the Texas State District Court, Dallas County 134th Judicial District entering an order vacating the Arbitration Award in its entirety.

Thus, fiscal year 2024 reflects expense related to the accrual of the Arbitration Award of $55.0 million while fiscal year 2025 reflects income related to the release of the accrual of the Arbitration Award of $55.0 million.
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

(in thousands)	Year Ended March 31,
	2025	2024
Ben Liquidity
Loan payments received	$17,248	$33,398
Operating income (loss)	(12,802)	(1,810,964)
Adjusted operating income (loss)(1)	(12,797)	(41,177)
Ben Custody
Fee payments received	$10,599	$8,312
Operating income (loss)	13,288	(588,811)
Adjusted operating income (loss)(1)	18,522	19,764
Consolidated:
Revenue	$(7,943)	$(98,696)
Adjusted revenue(1)	(7,391)	(31,239)
Operating income (loss)	(24,185)	(2,648,546)
Adjusted operating income (loss)(1)	(61,583)	(115,808)

(dollars in thousands)	March 31, 2025		March 31, 2024
Ben Liquidity
Loans to Customer ExAlt Trusts, net	$244,070		$256,184
Allowance to total loans	58.39%		54.23%
Nonperforming loans to total loans	50.53%		44.21%
Ben Custody
Fees receivable	$16,890		$18,386
Deferred revenue	17,762		28,235
Customer ExAlt Trusts
Investments, at fair value	$291,371		$329,113
Distributions to Original Loan Balance	0.75	x	0.72	x
Total Value to Original Loan Balance	1.04	x	1.03	x
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
Adjusted operating income (loss). We define adjusted operating income (loss) as operating income (loss), adjusted to exclude the effect of the adjustments to revenue described above, credit losses on related party available-for-sale debt securities acquired in the Collateral Swap, which on August 1, 2023, became interests in the GWG Wind Down Trust, and receivables from a related party that filed for bankruptcy and certain notes receivables originated during our formative transactions, non-cash asset impairment, share-based compensation expense, legal, professional services, and public relations costs related to the GWG Holdings bankruptcy, lawsuits, and certain employee matters, including fees and loss contingency accruals (releases) incurred in arbitration with a former director.
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
Principal Revenue and Expense Items
During the fiscal years ended March 31, 2025 and 2024, we earned revenues on a consolidated basis from the following primary sources:
•Investment Income (Loss), net. Investment income (loss), net, includes the change in NAV of the alternative assets held by certain of the Customer ExAlt Trusts.
For the aforementioned periods, our main components of consolidated expense are summarized below:
•Interest Expense. Interest expense includes interest accrued to our senior lender under our amended and restated First Lien Credit Agreement and Second Lien Credit Agreement (as described under “Liquidity and Capital Resources — Amended Credit Agreements”), interest on the borrowings under the HH-BDH Credit Agreement, interest accrued on the ExAlt Trust Loan Payable, and interest accrued on our other debt due to related parties. When we issue debt, we amortize the financing costs (commissions and other fees) associated with such indebtedness over the outstanding term of the financing and classify it as interest expense.
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
Additional components of our consolidated net earnings include:
•Gain (Loss) on Financial Instruments, net. Gain (loss) on financial instruments, net includes the change in fair value of our derivative liability, warrants liability, investments in public equity securities, private equity securities, options, and convertible debt recorded at fair value. Included in our investment in private equity securities and interests is our interest in the GWG Wind Down Trust. Fair value is determined using quoted market prices. Any realized gains and losses are recorded on a trade-date basis.
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

RESULTS OF OPERATIONS — YEARS ENDED MARCH 31, 2025 AND 2024

(in thousands)	Year Ended March 31, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income, net	$—	$—	$(6,500)	$—	$—	$(6,500)
Loss on financial instruments, net	—	—	(1,776)	(466)	—	(2,242)
Interest and dividend income	—	—	—	44	—	44
Trust services and administration revenues	—	753	—	—	—	753
Other income	—	—	2	—	—	2

Intersegment revenues
Interest income	42,583	—	—	—	(42,583)	—
Trust services and administration revenues	—	20,821	—	—	(20,821)	—
Total revenues	42,583	21,574	(8,274)	(422)	(63,404)	(7,943)

External expenses
Employee compensation and benefits	1,436	1,597	—	13,818	—	16,851
Interest expense	12,406	—	—	2,502	—	14,908
Professional services	1,086	651	2,137	19,361	—	23,235
Provision for credit losses	—	—	998	2	—	1,000
Loss on impairment of goodwill	—	3,427	—	265	—	3,692
Release of loss contingency related to arbitration award	—	—	—	(54,973)	—	(54,973)
Other expenses	1,571	804	794	8,360	—	11,529

Intersegment expenses
Interest expense	—	—	142,543	—	(142,543)	—
Provision for credit losses	38,886	1,807	—	—	(40,693)	—
Other expenses	—	—	13,681	—	(13,681)	—
Total expenses	55,385	8,286	160,153	(10,665)	(196,917)	16,242

Operating income (loss)	$(12,802)	$13,288	$(168,427)	$10,243	$133,513	$(24,185)
(Gain) loss on liability resolution						(23,462)
Income tax expense						80
Net income (loss)						$(803)

RESULTS OF OPERATIONS — YEARS ENDED MARCH 31, 2025 AND 2024 (cont’d)

(in thousands)	Year Ended March 31, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income, net	$—	$—	$4,791	$—	$—	$4,791
Loss on financial instruments, net	—	—	(102,584)	(1,937)	—	(104,521)
Interest and dividend income	—	—	10	447	—	457
Trust services and administration revenues	—	365	—	—	—	365
Other income	—	—	215	(3)	—	212

Intersegment revenues
Interest income	46,947	—	—	—	(46,947)	—
Trust services and administration revenues	—	24,169	—	—	(24,169)	—
Total revenues	46,947	24,534	(97,568)	(1,493)	(71,116)	(98,696)

External expenses
Employee compensation and benefits	5,903	2,297	—	56,929	—	65,129
Interest expense	8,724	—	4,091	4,744	—	17,559
Professional services	1,993	1,187	3,277	23,542	—	29,999
Provision for credit losses	—	—	254	5,762	—	6,016
Loss on impairment of goodwill	1,725,880	583,323	—	45,117	—	2,354,320
Loss on arbitration award	—	—	—	54,973	—	54,973
Other expenses	2,057	997	1,191	17,609	—	21,854

Intersegment expenses
Interest expense	—	—	126,339	—	(126,339)	—
Provision for credit losses	113,354	25,541	—	—	(138,895)	—
Other expenses	—	—	15,345	—	(15,345)	—
Total expenses	1,857,911	613,345	150,497	208,676	(280,579)	2,549,850

Operating income (loss)	$(1,810,964)	$(588,811)	$(248,065)	$(210,169)	$209,463	$(2,648,546)
Loss on debt extinguishment, net						8,846
Income tax expense						788
Net loss						$(2,658,180)

CONSOLIDATED
Results of Operations — Year Ended March 31, 2025 Compared to the Year Ended March 31, 2024
Revenues (in thousands)

	Year Ended March 31,
	2025	2024
Investment income (loss), net	$(6,500)	$4,791
Loss on financial instruments, net	(2,242)	(104,521)
Interest and dividend income	44	457
Trust services and administration revenues	753	365
Other income	2	212
Total revenues	$(7,943)	$(98,696)
Year Ended March 31, 2025 and 2024
Investment income, net decreased $11.3 million for the year ended March 31, 2025, compared to the same period in 2024, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts. Investment income (loss) was $6.5 million for the year ended March 31, 2025, which was driven by $4.9 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, $1.2 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S, and $0.5 million of downward quoted market price adjustments. dollar. Investment income was $4.8 million for the year ended March 31, 2024, which was driven by $8.2 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, $2.8 million of downward quoted market price adjustments, and $0.3 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar.
Loss on financial instruments decreased $102.3 million for the year ended March 31, 2025, compared to the same period in 2024, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the year ended March 31, 2025 was primarily driven by a $0.8 million decrease in the fair value of public equity securities, $0.5 million net loss on the fair value of the convertible debt, warrants and derivative liability, $0.5 million decrease in the value of our interests in the GWG Wind Down Trust, and a $0.4 million decrease in equity securities without a readily determinable fair value. Loss on financial instruments, net for the year ended March 31, 2024 was primarily driven by a $63.8 million decrease in the fair value of our interests in the GWG Wind Down Trusts. Additional drivers include a $3.9 million decrease in the fair value of public equity securities, a $37.8 million decrease in equity securities without a readily determinable fair value, and a $3.0 million decrease in the fair value of put options held, partially offset by a $1.6 million decrease in the fair value of a derivative liability and a $2.5 million decrease in the fair value of a warrant liability.
Interest and Operating Expenses (in thousands)

	Year Ended March 31,
	2025	2024
Employee compensation and benefits	$16,851	$65,129
Interest expense (including amortization of deferred financing costs)	14,908	17,559
Professional services	23,235	29,999
Provision for credit losses	1,000	6,016
Loss on impairment of goodwill	3,692	2,354,320
Accrual (release) of loss contingency related to arbitration award	(54,973)	54,973
Other expenses	11,529	21,854
Total expenses	$16,242	$2,549,850
Year Ended March 31, 2025 and 2024
Employee compensation and benefits decreased $48.3 million for the year ended March 31, 2025, compared to the same period in 2024. The decrease was driven by a $33.5 million decrease in equity-based compensation and a $14.8 million decrease in payroll and other benefit related costs. The comparable period included equity-based compensation of $9.5 million recognized upon vesting of awards previously subject to a performance condition, which was satisfied by Ben’s public listing in June 2023, and $15.0 million in equity-based compensation recognized as a result of transactions completed as part of the recapitalization of BCG (the “BCG Recapitalization”). There were additional equity grants in fiscal 2024 that resulted in a higher expenses than the limited grants that occurred in fiscal 2025. Additionally, there was a $14.8 million decrease in payroll and other benefit related costs due to a lower headcount in fiscal 2025 as compared to fiscal 2024 primarily due to the employees furloughed and terminated in the latter part of fiscal 2024 as part of the operating cost reduction plan implemented in 2023. The lower headcount also impacts the equity-based compensation amounts being recognized. With the implementation of our operating cost reduction plan in November 2023, employee compensation and benefits began reflecting the lower expense of approximately $1.0 million per month beginning in November 2023 and such decrease has increased in recent months due to further attrition. This also resulted in adjustments to our accrued but unpaid annual incentive bonus pool related to the decreased headcount in the fiscal 2025 year-to-date amounts.
Interest expense decreased $2.7 million for the year ended March 31, 2025, compared to the same period in 2024. The decrease was primarily driven by a $4.1 million decrease in interest expense on the Customer ExAlt Trust Loan Payable, which was extinguished in October 2023, and a $2.2 million decrease as a result of the resolution of certain liabilities as of September 30, 2024 that were accruing interest of approximately $1.0 million per quarter offset by a $1.8 million decrease in the amortization of deferred financing costs accounted for as a premium combined with a $1.9 million increase in interest expense on all other borrowings including the new HH-BDH Credit Agreement borrowing that began in October 2023.
Professional services expenses decreased $6.8 million for the year ended March 31, 2025, compared to the same period in 2024, primarily due to a decrease in legal fees of $3.1 million due to a higher percentage of legal activity expected to be eligible for reimbursement from our D&O insurance carriers combined with a decrease in other professional fees reflecting our cost reduction efforts and the higher expenses in fiscal 2024 associated with our public listing in June 2023.
Provision for credit losses decreased $5.0 million for the year ended March 31, 2025, compared to the same period in 2024. Provision for credit losses during the year ended March 31, 2025 is comprised of a credit related loss on an available-for-sale debt security held by the Customer ExAlt Trusts. Provision for credit losses during the year ended March 31, 2024, included expenses on other miscellaneous receivables, including interest accrued on the outstanding balances, principally originated during the formation of the company in 2018.
During the year ended March 31, 2025, we completed interim and annual impairment tests for goodwill and as a result, recorded an aggregate non-cash impairment charge of $3.7 million. See—Critical Accounting Estimates below and Note 8 to the Consolidated Financial Statements in “Part 2, Item 8.—Financial Statements” of this Annual Report on Form 10-K for further information. Similar interim and annual impairment tests for goodwill were performed during the year ended March 31, 2024, which resulted in a non-cash impairment charge totaling $2.4 billion.
Accrual (release) of loss contingency related to arbitration award recognized in the current fiscal period relates to the release of a previously recorded loss contingency recorded in the fiscal year ended March 31, 2024 that had been awarded against the Company during arbitration for compensatory damages, including prejudgment interest in a matter pertaining to a former director challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The release of the loss contingency was based on a Texas District Court order vacating the previously recorded and disclosed arbitration award against Beneficient.
Other expenses decreased $10.3 million for the year ended March 31, 2025, compared to the same period in 2024. The largest decrease relates to lower travel and entertainment, which reflects approximately $4.1 million of lower costs associated with an aircraft dry lease that expired on January 1, 2024, along with lower depreciation and amortization of $2.1 million and lower insurance and taxes of $2.0 million. The table below provides additional detail regarding our other expenses.
Other Expenses (in thousands)

	Year Ended March 31,
	2025	2024
Other insurance and taxes	$3,292	$5,266
Travel and entertainment	308	5,112
Depreciation and amortization	1,695	3,775
Software license and maintenance	1,672	2,419
Occupancy and equipment	613	1,055
Other expenses	3,949	4,227
Total other expenses	$11,529	$21,854

BEN LIQUIDITY
Results of Operations — Year Ended March 31, 2025 Compared to the Year Ended March 31, 2024

(in thousands)	Year Ended March 31,
	2025	2024
Revenues:
Interest income	$42,583	$46,947

Expenses
Employee compensation and benefits	1,436	5,903
Interest expense (including amortization of deferred financing costs)	12,406	8,724
Professional services	1,086	1,993
Provision for credit losses	38,886	113,354
Loss on impairment of goodwill	—	1,725,880
Other expenses	1,571	2,057
Total expenses	55,385	1,857,911
Operating loss	$(12,802)	$(1,810,964)
Year Ended March 31, 2025 and 2024
Interest income decreased $4.4 million during the year ended March 31, 2025 compared to the same period in 2024. The decrease was primarily driven by a higher percentage of loans being placed on nonaccrual status.
Employee compensation and benefits decreased $4.5 million during the year ended March 31, 2025 compared to the same period in 2024. The decrease was driven by payroll and other benefit related costs due to a lower headcount in fiscal 2025 as compared to fiscal 2024 primarily due to the employees furloughed and terminated in fiscal 2024 as well as further attrition in our headcount in the current fiscal year. With the implementation of our operating cost reduction plan in November 2023, employee compensation and benefits began reflecting the lower expenses of approximately nearly $1.0 million per month beginning in November 2023.
Interest expense, including amortization of deferred financing costs, increased $3.7 million for the year ended March 31, 2025 compared to the same period in 2024. The increase in interest expense was primarily driven by a $1.8 million decrease in deferred financing costs accounted for as a premium, and a $1.6 million increase in interest expense and $0.4 million increase in deferred financing cost amortization recognized on the HH-BDH Credit Agreement, which did not exist during a part of the comparable period.
Professional services decreased $0.9 million during the year ended March 31, 2025 compared to the same period in 2024, primarily driven by decreases in internal audit fees, consultant fees, marketing costs, and other professional fees.
Provision for credit losses decreased $74.5 million for the year ended March 31, 2025, compared to the same period in 2024. The provision for the current period reduced over the prior period primarily due to less exposure to credit losses where the collateral is comprised of interests in the GWG Wind Down Trust.
Prior to the start of fiscal year 2025, all goodwill associated with Ben Liquidity was written off as non-cash goodwill impairment charges totaling approximately $1.7 billion during the year ended March 31, 2024. Accordingly, during the year ended March 31, 2025, while we completed interim and annual impairment tests for goodwill in the current fiscal year, there was no such non-cash goodwill impairment charge for Ben Liquidity. See—Critical Accounting Estimates below and Note 8 to the Consolidated Financial Statements in “Part 2, Item 8.—Financial Statements” of this Annual Report on Form 10-K for further information.

BEN CUSTODY
Results of Operations — Year Ended March 31, 2025 Compared to the Year Ended March 31, 2024

(in thousands)	Year Ended March 31,
	2025	2024
Revenues
Trust services and administration revenues	$21,574	$24,534

Expenses
Employee compensation and benefits	1,597	2,297
Professional services	651	1,187
Provision for credit losses	1,807	25,541
Loss on impairment of goodwill	3,427	583,323
Other expenses	804	997
Total expenses	8,286	613,345
Operating income (loss)	$13,288	$(588,811)
Year Ended March 31, 2025 and 2024
Trust services and administration revenues decreased $3.0 million for the year ended March 31, 2025, compared to the same period in 2024, driven by a decrease in the NAV of alternative assets held by the Customer ExAlt Trusts, which is an input into the calculation of the recurring trust services revenues.
Provision for credit losses was $1.8 million for the year ended March 31, 2025, compared to $25.5 million in the same period in 2024, due to a decrease in collateral comprised of related party equity interests.
During the year ended March 31, 2025, we completed interim and annual impairment tests for goodwill and as a result, recorded non-cash impairment charges totaling $3.4 million for Ben Custody. See—Critical Accounting Estimates below and Note 8 to the Consolidated Financial Statements in “Part 2, Item 8.—Financial Statements” of this Annual Report on Form 10-K for further information. Similar interim impairment tests for goodwill were performed during the year ended March 31, 2024, which resulted in non-cash impairment charges totaling $583.3 million for this reporting unit.
CUSTOMER EXALT TRUSTS
Results of Operations — Year Ended March 31, 2025 Compared to the Year Ended March 31, 2024

(in thousands)	Year Ended March 31,
	2025	2024
Revenues
Investment income (loss), net	$(6,500)	$4,791
Loss on financial instruments, net	(1,776)	(102,584)
Interest and dividend income	—	10
Other income	2	215
Total revenues	(8,274)	(97,568)

Expenses
Interest expense	142,543	130,430
Professional services	2,137	3,277
Provision for credit losses	998	254
Other expenses	14,475	16,536
Total expenses	160,153	150,497
Operating loss	$(168,427)	$(248,065)

Year Ended March 31, 2025 and 2024
Investment income, net decreased $11.3 million for the year ended March 31, 2025, compared to the same period in 2024, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts. Investment loss was $6.5 million for the year ended March 31, 2025, which was driven by $4.9 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, $1.2 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar, and $0.5 million of downward quoted market price adjustments. Investment income was $4.8 million for the year ended March 31, 2024, which was driven by $8.2 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, $2.8 million of downward quoted market price adjustments, and $0.3 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar.
Loss on financial instruments, net, decreased $100.8 million for the year ended March 31, 2025, compared to the same period in 2024, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the year ended March 31, 2025 was primarily driven by a $0.5 million decrease in the fair value of our interests in the GWG Wind Down Trust, a $0.4 million decrease in equity securities without a readily determinable fair value, and a $0.8 million decrease in the fair value of public equity securities. Loss on financial instruments, net for the year ended March 31, 2024 was primarily driven by a $63.1 million decrease in the fair value of our interests in the GWG Wind Down Trust. Such decrease is net of a $13.7 million gain recognized upon reclassification of unrealized net gains related to the Company’s previously classified available-for-sale debt securities from accumulated other comprehensive income. Additional drivers included a $3.2 million decrease in the fair value of public equity securities, a $37.8 million decrease in equity securities without a readily determinable fair value, partially offset by a $1.6 million decrease in the fair value of a derivative liability.
Interest expense increased $12.1 million for the year ended March 31, 2025, compared to the same period in 2024, which reflects an increase in contractual interest on the ExAlt Loans, driven by the origination of new liquidity transactions and the compounding of effects of paid-in-kind interest, slightly offset by a $4.1 million decrease in interest expense recognized on the Customer ExAlt Trust loan payable, as that loan payable was extinguished in October 2023.
Professional services decreased $1.1 million for the year ended March 31, 2025, compared to the same period in 2024, which represented decreases in management fees principally drive by a decrease in the NAV of the alternative assets held by the Customer ExAlt Trusts and legal fees principally related to certain historical legal matters.
Provision for credit losses increased $0.7 million for the year ended March 31, 2025, compared to the same period in 2024. Provision for credit losses in the current year is comprised of a credit related loss on an available-for-sale debt security held by the Customer ExAlt Trusts. No such losses were recognized in the same period of the prior year. Credit losses in the prior year related to bad debt expense on miscellaneous receivables.
Other expenses decreased $2.1 million for the year ended March 31, 2025, compared to the same period in 2024, due to a decrease in trust administration fees and other expenses principally driven by a decrease in the NAV of the alternative assets held by the Customer ExAlt Trusts.

CORPORATE AND OTHER
Results of Operations — Year Ended March 31, 2025 Compared to the Year Ended March 31, 2024

(in thousands)	Year Ended March 31,
	2025	2024
Revenues
Loss on financial instrument, net	$(466)	$(1,937)
Interest and dividend income	44	447
Other income	—	(3)
Total revenues	(422)	(1,493)

Expenses
Employee compensation and benefits	13,818	56,929
Interest expense (including amortization of deferred financing costs)	2,502	4,744
Professional services	19,361	23,542
Provision for credit losses	2	5,762
Loss on impairment of goodwill	265	45,117
Accrual (release) of loss contingency related to arbitration award	(54,973)	54,973
Other expenses	8,360	17,609
Total expenses	(10,665)	208,676
Operating income (loss)	$10,243	$(210,169)
Year Ended March 31, 2025 and 2024
Loss on financial instruments, net decreased $1.5 million for the year ended March 31, 2025, compared to the same period in 2024, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the year ended March 31, 2025, includes a $0.5 million decrease in the combined fair value of the convertible debt, warrants and derivative liability. Loss on financial instruments, net for the year ended March 31, 2024, included a $0.8 million decrease in the fair value of public equity securities, which consisted of shares of GWG Holdings, a $3.0 million decrease in the fair value of put options held, and a $0.6 million decrease in the fair value of our interests in the GWG Wind Down Trust, offset by a $2.5 million decrease in the fair value of a warrant liability.
Employee compensation and benefits decreased $43.1 million for the year ended March 31, 2025, compared to the same period in 2024. The decrease was driven by a $33.5 million decrease in equity-based compensation and $9.6 million decrease in payroll and other benefit-related costs. The comparable period included equity-based compensation of $9.5 million recognized upon vesting of awards previously subject to a performance condition, which was satisfied by Ben’s public listing in June 2023, and $15.0 million in equity-based compensation recognized as a result of transactions completed as part of the BCG Recapitalization. There were additional equity grants in fiscal 2024 that resulted in a higher expenses than the limited grants that occurred in fiscal 2025. Additionally, there was a $9.7 million decrease in payroll and other benefit-related costs due to a lower headcount in fiscal 2025 as compared to fiscal 2024 primarily due to the employees furloughed and terminated in latter part of fiscal 2024 as well as adjustment to our accrued annual incentive bonus pool related to the decreased headcount.
Interest expense decreased $2.2 million during the year ended March 31, 2025, compared to the same period in 2024. The decrease was a result of the resolution of certain liabilities as of September 30, 2024 that were accruing interest of approximately $1.0 million per quarter.
Professional services decreased $4.2 million during the year ended March 31, 2025, compared to the same period in 2024, primarily due to a decrease in legal fees and other professional fees. The decrease in legal fees is principally related to a higher percentage of current ongoing legal matters expected to be eligible for reimbursement from our D&O insurance carriers. Lower professional fees principally related to ongoing efforts to reduce operating expenses along with the comparable period having higher amounts due to transaction related activity.
Provision for credit losses was nominal for the year ended March 31, 2025, compared to $5.8 million for the same period in 2024. The comparable period provision for credit losses relates to miscellaneous note receivables, including interest accrued on the outstanding balances, principally originated during the formation of the company in 2018.

During the year ended March 31, 2025, we completed interim and annual impairment tests for goodwill and as a result, recorded non-cash impairment charges totaling $0.3 million related to reporting unit(s) including in this reporting segment. See—Critical Accounting Estimates below and Note 8 to the Consolidated Financial Statements in “Part 2, Item 8.—Financial Statements” of this Annual Report on Form 10-K for further information. Similar interim and annual impairment tests for goodwill were performed during the year ended March 31, 2024, and as a result, we recorded an aggregate non-cash impairment charge of $45.1 million.
Accrual (release) of loss contingency related to arbitration award recognized in the current fiscal period relates to the release of a previously recorded loss contingency recorded in the fiscal year ended March 31, 2024 that had been awarded against the Company during arbitration for compensatory damages, including prejudgment interest in a matter pertaining to a former director challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The release of the loss contingency was based on a Texas District Court order vacating the previously recorded and disclosed arbitration award against Beneficient.
Other expenses decreased $9.2 million for the year ended March 31, 2025, compared to the same period in 2024, primarily driven by a decrease in various categories, including travel and entertainment, and depreciation. The largest decrease relates to lower travel and entertainment, which reflects approximately $4.1 million of lower costs associated with an aircraft dry lease that expired on January 1, 2024 as well as lower depreciation and amortization, and software license and maintenance costs.

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
We define adjusted operating income (loss) as operating income (loss), adjusted to exclude the effect of the adjustments to revenue as described above, credit losses on related party available-for-sale debt securities that were acquired in the Collateral Swap which on August 1, 2023, became interests in the GWG Wind Down Trust, and receivables from a related party that filed for bankruptcy and certain notes receivables originated during our formative transactions, non-cash asset impairment, share-based compensation expense, and legal, professional services, and public relations costs related to the GWG Holdings bankruptcy, lawsuits, and certain employee matters, including fees and loss contingency accruals (releases) incurred in arbitration with a former director.
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
The following tables set forth a reconciliation of adjusted revenue to revenue and adjusted operating income (loss) to operating income (loss), the most directly comparable U.S. GAAP measures, using data derived from our consolidated financial statements for the periods indicated:

(in thousands)	Year Ended March 31, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$42,583	$21,574	$(8,274)	$(422)	$(63,404)	$(7,943)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	545	7	—	552
Adjusted revenues	$42,583	$21,574	$(7,729)	$(415)	$(63,404)	$(7,391)

Operating income (loss)	$(12,802)	$13,288	$(168,427)	$10,243	$133,513	$(24,185)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	545	7	—	552
Intersegment provision for credit losses on collateral comprised of interests in GWG Wind Down Trust	5	1,807	—	—	(1,812)	—
Share-based compensation expense	—	—	—	5,649	—	5,649
Goodwill impairment	—	3,427	—	265	—	3,692
Release of loss contingency related to arbitration award	—	—	—	(54,973)	—	(54,973)
Legal and professional fees(1)	—	—	—	7,682	—	7,682
Adjusted operating income (loss)	$(12,797)	$18,522	$(167,882)	$(31,127)	$131,701	$(61,583)
(1) Includes legal and professional fees related to lawsuits.

(in thousands)	Year Ended March 31, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$46,947	$24,534	$(97,568)	$(1,493)	$(71,116)	$(98,696)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	66,080	1,377	—	67,457
Adjusted revenues	$46,947	$24,534	$(31,488)	$(116)	$(71,116)	$(31,239)

Operating income (loss)	$(1,810,964)	$(588,811)	$(248,065)	$(210,169)	$209,463	$(2,648,546)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	66,080	1,377	—	67,457
Intersegment provision for credit losses on collateral comprised of interests in GWG Wind Down Trust and formative transaction note receivables	43,907	25,252	—	—	(69,159)	—
Provision for credit losses related to receivables from related party and formative transaction note receivables	—	—	—	5,515	—	5,515
Share-based compensation expense	—	—	—	39,103	—	39,103
Goodwill impairment	1,725,880	583,323	—	45,117	—	2,354,320
Loss on arbitration	—	—	—	54,973	—	54,973
Legal and professional fees(1)	—	—	—	11,370	—	11,370
Adjusted operating income (loss)	$(41,177)	$19,764	$(181,985)	$(52,714)	$140,304	$(115,808)
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
As of March 31, 2025, Ben Liquidity’s loan portfolio consisted of ExAlt Loans to the Customer ExAlt Trusts with an aggregate principal amount outstanding of $586.5 million, including accrued interest that has been capitalized on the ExAlt Loans. Ben Liquidity’s ExAlt Loans are structured as loans with a maturity date of 12 years that bear contractual interest at a variable rate or fixed rate that compounds monthly. The ExAlt Loans made prior to December 31, 2020 have a variable interest rate established off of a base rate of 14%, and ExAlt Loans made on or after December 31, 2020 have a variable interest rate established off a base rate of 10% or a fixed rate of 5%-10%. Ben Liquidity may make ExAlt Loans in the future with a variable interest rate established off of different base rates. Since the Customer ExAlt Trusts are consolidated, the ExAlt Loans and related interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts are eliminated in the presentation of our consolidated financial statements; however, such amounts directly impact the income (loss) allocable to Ben’s or BCH’s equity holders.
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
The Customer ExAlt Trusts held interests in alternative assets with a NAV of $259.1 million and $293.9 million as of March 31, 2025 and 2024, respectively. As of March 31, 2025, the Customer ExAlt Trusts’ portfolio had exposure to 213 professionally managed alternative investment funds, comprised of 713 underlying investments, 91 percent of which are investments in private companies. Additionally, the Customer ExAlt Trusts directly hold investments in debt and equity securities. The aggregate value of these investments was $32.3 million and $35.2 million as of March 31, 2025 and 2024, respectively. As part of the Asset Sales Initiative described elsewhere, subsequent to March 31, 2025, entities held by a Customer ExAlt Trust and managed by an indirect subsidiary of the Company completed or agreed to the completion of the sale of beneficial interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trust. Aggregate gross proceeds of $36.7 million are expected to be received for the sale of the beneficial interests once all transactions are closed. Furthermore, following the completion of these sales of beneficial interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trusts after our fiscal year end, as of March 31, 2025, on a pro forma basis considering the sales of beneficial interests, the aggregate value of the investments held by the Customer ExAlt Trusts is $240.7 million, exclusive of the approximately $11.8 million of new originations that have occurred subsequent to our fiscal year end through the date of this Annual Report on Form 10-K.
The following sections provide more detailed information for Ben Liquidity’s loan portfolio and related allowance for credit losses and the Customer ExAlt Trusts’ investments in alternative assets and other equity and debt securities.

Ben Liquidity
Loans Receivable
The following table provides the carrying value of the loan portfolio by collateral type and classification (in thousands):

	March 31, 2025	March 31, 2024
Loans collateralized by interests in alternative assets	$412,095	$394,328
Loans collateralized by debt and equity securities	174,435	165,430
Total loans receivable	586,530	559,758
Allowance for credit losses	(342,460)	(303,574)
Total loans receivable, net	$244,070	$256,184
The following table provides certain information concerning our loan portfolio by collateral type and maturity as of March 31, 2025 (in thousands):

	Original Principal	Interest Accrued	Aggregate Payments	Outstanding Balance(1)	Allowance	Carrying Value
Loans collateralized by interests in alternative assets
Within 5 Years	$416,844	$254,686	$(358,499)	$166,940	$82,077	$84,863
After 5 Years Within 10 Years	191,766	82,097	(75,475)	198,324	64,898	133,426
After 10 Years	47,681	2,608	(3,458)	46,831	43,097	3,734
Loans collateralized by debt and equity securities
Within 5 Years	161,891	129,674	(12,238)	149,160	147,949	1,211
After 5 Years Within 10 Years	13,546	6,818	—	20,364	3,242	17,122
After 10 Years	4,012	1,062	(164)	4,911	1,197	3,714
Total	$835,740	$476,945	$(449,834)	$586,530	$342,460	$244,070
(1) This balance includes $276.3 million in unamortized discounts as of March 31, 2025.
Loan to Value Ratio
The loan to value ratio is calculated as the carrying value of loans receivable after any allowance for credit losses over the Collateral Value of the loan portfolio. The value of the Collateral (the “Collateral Value”) is defined as the mutual beneficial interest of the respective Customer ExAlt Trust, which we refer to as the “Collective Trust” that is owned by the Customer ExAlt Trust, which we refer to as the “Funding Trust,” that borrows from Ben Liquidity’s subsidiary, BFF. The Collateral Value is derived from the expected cash flows from the various alternative assets held by other trusts included within the Customer ExAlt Trust structure. The Collateral is valued using industry standard valuation models, which includes assumptions related to (i) equity market risk premiums, (ii) alternative asset beta to public equities, (iii) NAVs, (iv) volatilities, (v) distribution rates, and (vi) market discount rates. The fair value of the mutual beneficial interests collateralizing the loan portfolio as of March 31, 2025 and 2024, is estimated at $241.9 million and $292.7 million, respectively.
The loan to value ratio for the entire loan portfolio was 1.01 and 0.88 as of March 31, 2025 and 2024, respectively. The increase in the loan to value ratio from March 31, 2024 to March 31, 2025 was primarily driven by a decrease in the fair value of the collateral during the period.
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
The following table provides the allowance for credit losses recognized by Ben Liquidity and Ben Custody by collateral type and by classification (in thousands):

	March 31, 2025	March 31, 2024
Loans collateralized by interests in alternative assets	$190,072	$168,089
Loans collateralized by interest in debt and equity securities	152,388	135,485
Total allowance for credit losses	$342,460	$303,574
The following tables provide a rollforward of the allowance for credit losses recognized by Ben Liquidity and Ben Custody by collateral type (in thousands):

	Year Ended March 31,
	2025		2024
	Alternative Assets	Debt & Equity Securities	Alternative Assets	Debt & Equity Securities
Beginning balance	$168,089	$135,485	$32,632	$96,497
Impact of the adoption of CECL	—	—	52,554	8,536
Provision for credit losses	21,983	16,903	82,903	30,452
Ending balance	$190,072	$152,388	$168,089	$135,485

Credit Quality
The following tables presents certain credit quality metrics (dollar amounts in thousands):

	March 31, 2025	March 31, 2024
Loans collateralized by alternative assets
Period-end loans	$412,095	$394,328
Nonperforming loans	$164,983	$126,607
Allowance for credit losses	$190,072	$168,089
Allowance/loans	46.12%	42.63%
Nonperforming loans/loans	40.04%	32.11%
Allowance to nonperforming loans	1.15x	1.33x

Loans collateralized by debt and equity securities
Period-end loans	$174,435	$165,430
Nonperforming loan(1)	$131,382	$120,845
Allowance for credit losses	$152,388	$135,485
Allowance/loans	87.36%	81.90%
Nonperforming loans/loans	75.32%	73.05%
Allowance to nonperforming loans(1)	1.16x	1.12x

Combined
Period-end loans	$586,530	$559,758
Nonperforming loans(1)	$296,365	$247,452
Allowance for credit losses	$342,460	$303,574
Allowance/loans	58.39%	54.23%
Nonperforming loans/loans	50.53%	44.21%
Allowance to nonperforming loans(1)	1.16x	1.23x
(1) The nonperforming loans collateralized by interests in GWG or the GWG Wind Down Trust was $145.9 million as of March 31, 2025 and 2024.
Customer ExAlt Trusts — Alternative Asset Portfolio
The portfolio of alternative assets held by the Customer ExAlt Trusts covers the following industry sectors and geographic regions for the periods shown below (dollar amounts in thousands):

	March 31, 2025		March 31, 2024
Industry Sector	Value	Percent of Total	Value	Percent of Total
Food and Staples Retailing	$63,846	24.6%	$41,721	14.2%
Software and Services	41,460	16.0	42,908	14.6
Diversified Financials	22,273	8.6	30,297	10.3
Capital Goods	20,532	7.9	23,146	7.9
Utilities	15,432	6.0	28,768	9.8
Semiconductors and Semiconductor Equipment	15,426	6.0	16,144	5.5
Health Care Equipment and Services	13,464	5.2	16,520	5.6
Energy	11,306	4.4	19,930	6.8
Other(1)	55,374	21.3	74,482	25.3
Total	$259,113	100.0%	$293,916	100.0%

(1)	Industries in this category each comprise less than 5 percent. Energy is shown separately as it comprised greater than 5 percent in the prior period.

	March 31, 2025		March 31, 2024
Geography	Value	Percent of Total	Value	Percent of Total
North America	$135,066	52.1%	$164,205	55.9%
South America	64,969	25.1	43,543	14.8
Asia	41,948	16.2	49,385	16.8
Europe	17,018	6.6	35,870	12.2
Africa	112	—	913	0.3
Total	$259,113	100.0%	$293,916	100.0%
Assets in the portfolio consist primarily of interests in alternative investment vehicles (also referred to as “funds”) that are managed by a group of U.S. and non-U.S. based alternative asset management firms that invest in a variety of financial markets and utilize a variety of investment strategies. The vintages of the funds in the portfolio as of March 31, 2025 ranged from 1993 to 2024.
As Ben Liquidity originates additional ExAlt Loans, it monitors the diversity of the portfolio of alternative assets held by the Customer ExAlt Trusts through the use of concentration guidelines. These guidelines were established, and are periodically updated, through a data driven approach based on asset type, fund manager, vintage of fund, industry segment and geography to manage portfolio risk. Ben Liquidity refers to these guidelines when making decisions about new financing opportunities; however, these guidelines do not restrict Ben Liquidity from entering into financing opportunities that would result in Ben Liquidity having exposure outside of its concentration guidelines. In addition, changes to the portfolio of alternative assets held by the Customer ExAlt Trusts may lag changes to the concentration guidelines. As such, the portfolio of alternative assets held by the Customer ExAlt Trusts may, at any given time, have exposures that are outside of Ben Liquidity’s concentration guidelines to reflect, among other things, attractive financing opportunities, limited availability of assets, or other business reasons. Given our operating history of relatively few transactions at significant NAV, the portfolio as of March 31, 2025 had exposure to certain alternative investment vehicles and investments in private companies that were outside of those guidelines.
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
Industry sector is based on Global Industry Classification Standard (GICS®) Level 2 classification (also known as “Industry Group”) of companies held in the portfolio by funds or directly, subject to certain adjustments by us. “Other” classification is not a GICS® classification. “Other” classification reflects companies in the GICS® classification categories of Automobiles & Components, Banks, Commercial & Professional Services, Consumer Durables & Apparel, Consumer Services, Food, Beverage & Tobacco, Household & Personal Products, Insurance, Materials, Media & Entertainment, N/A, Pharmaceuticals, Biotechnology & Life, Real Estate, Retailing, Technology Hardware & Equipment, Telecommunication Services and Transportation. “N/A” includes investments assets that we have determined do not have an applicable GICS® Level 2 classification, such as Net Other Assets and investments that are not operating companies.
Geography reflects classifications determined by us based on each underlying investment.
Cash Flow
The following table presents a summary of cash flows from operating, investing and financing activities for periods presented below (in thousands):

	Year Ended March 31,
	2025	2024
Net cash used in operating activities	$(37,703)	$(58,216)
Net cash provided by investing activities	28,105	44,057
Net cash provided by financing activities	2,967	12,591
Net decrease in cash and cash equivalents, and restricted cash	$(6,631)	$(1,568)

Years Ended March 31, 2025 and 2024
Net cash used in operating activities was $37.7 million for the year ended March 31, 2025, largely driven by working capital requirements, including employee compensation and benefits and professional services. Net cash provided by investing activities was $28.1 million for the year ended March 31, 2025, primarily driven by $30.4 million of distributions received as return of investments in alternative assets offset by $1.2 million of purchases of investments in alternative assets and $1.1 million in purchases of premises and equipment. Net cash provided in financing activities was $3.0 million for the year ended March 31, 2025, resulting from proceeds received from issuance of Class A common shares under the standby equity purchase agreement of approximately $7.9 million, a total of $5.3 million in proceeds from debt issuances, and $0.7 million from other common stock sales offset by approximately $2.1 million in payment of deferred issuance costs and $8.7 million in principal payments on debt obligations.
Net cash used in operating activities was $58.2 million for the year ended March 31, 2024, largely driven by working capital requirements, including employee compensation and benefits and professional services. Net cash provided by investing activities was $44.1 million for the year ended March 31, 2024, primarily driven by $46.3 million of distributions received as return of investments in alternative assets combined with proceeds from sale of put options slightly offset by purchases of premises and equipment and investments in alternative assets. Net cash provided in financing activities was $12.6 million for the year ended March 31, 2024, largely driven by proceeds from the HH-BDH Credit Agreement and equity sales under the standby equity purchase agreement, offset by debt payments, redemptions of preferred equity securities, payments of deferred equity costs, and the net impact of the de-SPAC merger transaction.
Liquidity and Capital Resources
As of March 31, 2025 and 2024, we had $1.3 million and $7.9 million, respectively, in combined available unrestricted cash and cash equivalents. As of the date of this Annual Report on Form 10-K, we have purported events of default on certain of our related party debt obligations that could make these debts potentially callable by the lender (as further described below). Our obligations including principal and accrued interest under these related party debt instruments as of August 31, 2025 exceeded $125 million, when considering the cross default provisions under the terms of each respective debt agreement.
Additionally, our business is capital intensive, and we have historically generated net losses and, in aggregate, these net losses have resulted in an accumulated deficit of $2.0 billion as of March 31, 2025.
We currently finance our business through a combination of cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio, receipt of fees for performing trust services, dividends and interest on investments, debt offerings, and equity offerings, including under the SEPA, and sales of loans extended to the Customer ExAlt Trusts. We have traditionally used proceeds from these sources for cash obligations arising from our initial capitalization and formative transactions, funding liquidity transactions and potential unfunded capital commitments, working capital, debt service payments, and costs associated with potential future products. We have recently completed or agreed to complete the sale of certain beneficial interests in alternative assets whereby, once all transactions close, will result in the receipt of gross proceeds of approximately $36.7 million, and we may consider the monetization of additional alternative assets as source of funding. BFF is also required to maintain sufficient regulatory capital due to its Kansas charter, though such amount is not significant.
The ability of Ben, BCH, and our operating subsidiaries to access the cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio is limited by the terms of the ExAlt Loans from Ben Liquidity to the Customer ExAlt Trusts. Historically, Ben Liquidity has elected to capitalize interest that accrues on the ExAlt Loans and only receives payments on the ExAlt Loans, at the discretion of the applicable trustee, following the Customer ExAlt Trusts’ receipt of cash distributions on their alternative asset portfolio. The trustee of the Customer ExAlt Trusts intends to make principal payments on the ExAlt Loans out of the proceeds of the distributions from the alternative assets. To the extent the Customer ExAlt Trusts do not receive distributions, such as if the managers of the professionally managed funds comprising the alternative assets determine to delay distributions or transactions that would result in the distributions to its limited partners, the Customer ExAlt Trusts’ ability to repay the ExAlt Loans, and therefore, Ben Liquidity’s ability to receive principal and interest payments in cash may be adversely impacted. During the year ended March 31, 2025, largely as a result of macro-economic conditions, the Customer ExAlt Trusts continued to receive fewer distributions from their alternative assets than was originally anticipated, which adversely impacted the Customer ExAlt Trusts’ ability to repay the ExAlt Loans and our liquidity. Such conditions are expected to continue throughout the first half of fiscal year 2026. In an effort to address cash flow restraints the Company has been experiencing primarily relating to delays in distributions and other realization events on the interests in alternative assets held the Customer ExAlt Trusts, the Company has commenced an initiative (the “Asset Sales Initiative”) to sell or otherwise monetize a portion of the assets reported on the Company’s consolidated balance sheet, including assets and additional investments held by the Customer ExAlt Trusts if, as and when prudent. Through September 22, 2025, this has resulted in sales of approximately $36.7 million of limited partner interests by entities held by the Customer ExAlt Trusts, of which approximately $34.0 million has been funded to-date and $2.7 million is expected to be funded on or around September 30,

2025. While the Company intends to consider additional sales, there can be no assurances that such additional sales will be available on favorable terms or at all.
We expect that the Company will require additional capital to satisfy our obligations and fund our operations for the next twelve months, which will likely be achieved through the issuance of additional debt or equity, including through the SEPA, and the monetization of certain of the investments held by the Customer ExAlt Trusts. We continue to explore raising additional capital through a combination of debt financing and/or equity financing to supplement the Company’s capitalization and liquidity. If and as we raise additional funds by incurring loans or by issuing debt securities or preferred stock, these forms of financing have rights, preferences, and privileges senior to those of holders of our Common Stock. The availability and the terms under which we are able to raise additional capital could be disadvantageous, and the terms of debt financing and/or equity financing could place significant restrictions on our operations. Macroeconomic conditions and credit markets are also impacting the availability and cost of potential future debt financing. As we raise capital through the issuance of additional equity, such sales and issuance have and will continue to dilute the ownership interests of the existing holders of Common Stock. There can be no assurances that any additional debt and/or equity financing would be available to us on favorable terms or at all. We expect to continue to incur net losses, comprehensive losses and negative cash flows from operating activities until we meet a certain scale of operations.
As of the date of this Annual Report on Form 10-K, we believe that our anticipated operating cash flows, proceeds on ExAlt Loan payments and fee income derived from distributions on investments held by the Customer ExAlt Trusts or other investments held by Ben, and additional sources of liquidity, are not sufficient to meet our contractual obligations over the next 12 months.
Our contractual obligations over the next 12 months include scheduled maturities of outstanding borrowings of approximately $22.0 million with a maturity date of March 31, 2026. With proceeds from the Asset Sales Initiative described above and other payments, we have paid down the $22.0 million loan to approximately $8.3 million as of the date of filing of these financial statements. Additionally, on April 14, 2025, the HCLP Loan purportedly matured, and on July 30, 2025, we received written notice from HCLP that events of default had occurred with respect to our borrowings under the HCLP Loan Agreement (approximately $94.5 million (including an unamortized premium thereon) of debt outstanding and unpaid interest of $18.6 million as of March 31, 2025). The debt and accrued interest matured and became due and payable upon such maturity date. Due to the Company identifying credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP.
While we may refinance some or all of the existing borrowings due prior to their maturity, with either our current lenders or other lenders, continue to seek opportunities to reduce corporate overhead, intend to raise capital through equity or debt investments in us by third parties, including through the SEPA, and the additional monetization of certain of the investments held by the Customer ExAlt Trusts, we cannot conclude these are probable of being implemented or, if probable of being implemented, being in sufficient enough amounts to satisfy our contractual amounts as they presently exist that are coming due over the next 12 months as of the date of filing this Annual Report on Form 10-K.
As further discussed in other sections of this Annual Report on Form 10-K, on June 27, 2023, we entered into the SEPA with Yorkville, whereby we have the right, but not the obligation, to sell to Yorkville up to $250.0 million of shares of the Company’s Class A common stock. Through September 22, 2025, the Company had offered and sold 4,911,775 shares of Class A common stock to the Yorkville Investor pursuant to the SEPA for net proceeds of approximately $9.3 million. On June 20, 2024, the Company obtained stockholder approval pursuant to Nasdaq Listing Rule 5635(d) for the issuance of shares of Class A common stock to the Yorkville in excess of the Exchange Cap. As a result, the Company may issue up to an aggregate of approximately $246.1 million worth of shares of Class A common stock following registration with the SEC on November 12, 2024. As of September 22, 2025, approximately $240.7 million worth of shares of Class A common stock remains available under the terms of the SEPA. The issuance of additional shares of Class A common stock under the SEPA will dilute the percentage ownership interest of all stockholders, could dilute the book value per share of the Class A common stock and will increase the number of the Company’s outstanding shares, which could cause the market price of our Class A common stock to decrease. Additionally, the decision regarding future sale of shares, including those under the SEPA, is subject to market conditions, such as trading volume, price of our Class A Common Stock and other factors beyond our control.
As further discussed in other sections of this Annual Report on Form 10-K, on October 19, 2023, we entered into a three-year $25.0 million term loan with HH-BDH, which was fully drawn upon closing and, the proceeds of which were used to repay certain outstanding obligations, fund development of our products, and provide additional working capital. On August 16, 2024, an amendment to the term loan with HH-BDH was executed to add a subsequent term loan of $1.7 million, which was fully drawn upon the closing, and, the proceeds of which used to provide additional working capital. Subsequent to March 31, 2025, we agreed to amend the term loan with HH-BDH to add a subsequent term loan of $850 thousand, which has been fully drawn, and, the proceeds of which used to provide additional working capital. The HH-BDH Credit Agreement contains certain financial maintenance covenants, including a debt service coverage ratio and, beginning on December 31, 2024, a minimum liquidity requirement of $4.0 million, measured on the last day of each month. The Company has at times in late fiscal year 2025 and in subsequent periods been in default on certain of the required payment obligations, financial covenants, and information reporting requirements of the HH-BDH Credit Agreement. The Company is actively working with the lender on waivers related to these defaults along with the amendment to the HH-BDH Credit Agreement. Such negotiations remain in process as of the date of this Annual Report on Form 10-K. The events of default under the HCLP Loan Agreement described above triggered a cross default provision in the HH-BDH Credit Agreement. The Company timely notified HH-BDH of the cross default and, as of the date of this Annual Report on Form 10-K, HH-BDH has not notified the Company that it intends to declare an event of default as its relates to the cross default provision of the HH-BDH Credit Agreement.
Additionally, on August 6, 2024, we entered into the Purchase Agreement with Yorkville, pursuant to which we agreed to issue and sell to Yorkville in connection with the issuance and sale by the Company of Convertible Debentures issuable in an aggregate principal amount of up to $4.0 million, which were convertible into shares of the Company’s Class A common stock. Yorkville purchased and the Company issued $2.0 million in aggregate principal amount of Convertible Debentures at the First Closing. Furthermore, the Company agreed to issue to the Yorkville Warrants to purchase up to 1,325,382 shares of Class A common stock at an exercise price of $2.63. At the First Closing, the Company issued a Yorkville Warrant to purchase up to 662,691 shares of Class A common stock. Additionally, on November 13, 2024, the Second Closing under the Purchase Agreement occurred whereby the Company issued an additional $2.0 million in aggregate principal amount of Convertible Debentures for proceeds of approximately $1.8 million and issued an additional Yorkville Warrant to purchase up to 662,691 shares of Class A common stock. The Convertible Debentures did not bear interest, subject to a potential increase to 18.0% per annum (or the maximum amount permitted by applicable law) upon the occurrence of certain events of default. The Convertible Debentures matured on February 6, 2025 and resulted in gross proceeds to the Company of approximately $3.6 million. The Convertible Debentures were issued at an original issue discount of 10%. The Convertible Debentures was repaid in full by the February 6, 2025 maturity date.
If any of the limitations of the HH-BDH Credit Agreement or the HCLP Loan Agreement, for which there are currently existing events of defaults on on these related party debt obligations, were to materially impede the flow of cash to us, our ability to service and repay our related party debt would be materially and adversely affected. Notwithstanding the receipt of the proceeds of the borrowings made under the HH-BDH Credit Agreement, as amended, to the extent the Company continues to receive cash distributions that are less than previously projected amounts from its alternative assets, the Company will require additional capital to fund and grow its operations.
We may not be able to refinance our indebtedness or obtain additional financing on terms favorable to the Company, or at all. To the extent that Ben or its subsidiaries raise additional capital through the future sale of equity or debt, the ownership interest of our existing equity holders may be diluted. The terms of these future equity or debt securities may include liquidation or other preferences that adversely affect the rights of our existing equity unitholders or involve negative covenants that restrict Ben’s ability to take specific actions, such as incurring additional debt or making additional investments in growing the operations of the Company. If Ben defaults on these borrowings, then the Company will be required to either (i) sell participation or other interests in our loans or other of our assets or (ii) to raise additional capital through the sale of equity and the ownership interest of our equity holders may be diluted. Further, given the number of shares of Class A common stock eligible for resale as a result of various registration statements we have filed with the SEC, our stock price may be further depressed as a result of significant sales of our securities, which could adversely affect our ability to raise equity capital on favorable terms or at all. In addition, because the $920.00 exercise price per share of the outstanding Warrants substantially exceeds the current trading price per share of our Class A common stock ($0.31 per share as of March 31, 2025), there is no assurance that the Warrants will be in the money prior to their expiration and it is unlikely that the Warrant holders will be able to exercise such Warrants in the near future, if at all. Accordingly, we are unlikely to receive any proceeds from the exercise of the Warrants in the near future, if at all, and the Warrants may not provide any additional capital. Similarly, the Yorkville Warrants have an exercise price ($2.63 per share) that significantly exceeds the current trading price per share of our Class A common stock. In considering our capital requirements and sources of liquidity, we have not assumed or relied on the receipt of proceeds from the exercise of Warrants or Yorkville Warrants. As a result of the foregoing, we may require additional capital resources to execute strategic initiatives to grow our business.
We will utilize our cash flows toward our contractual obligations, to invest in our business, including new product initiatives and growth strategies, including any potential acquisitions, and, if determined by our Board, pay dividends to our equity holders, including guaranteed payments on certain of BCH’s preferred equity securities, and fund tax distributions for certain noncontrolling interest holders. Our ability to fund these capital needs will depend on our ongoing ability to generate cash from operations and via the capital markets. We are continuing to evaluate the impact of the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and other items, such as inflation, rising interest rates and changes in regulatory requirements and tariffs, and assess the impact on financial markets and our business. The Company’s future results may be adversely affected by slowdowns in fundraising activity and the pace of new liquidity transactions with our customers due to such events.
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
Capital expenditures have historically not been material and we do not anticipate making material capital expenditures through the remainder of fiscal year 2026.
Liquidity Transactions
On December 31, 2024, Ben Liquidity entered into agreements to finance liquidity transactions related to a primary capital transaction with respect to a limited partner interest in an investment fund with a NAV of $1.4 million. Pursuant to such transaction, the Customer ExAlt Trusts acquired the limited partnership, and in exchange for such interest, the customer received 136,193 shares of the Company’s Series B-5 Resettable Convertible Preferred Stock, par value $0.001 per share (the “Series B-5 preferred stock”), with such Series B-5 preferred stock being convertible into shares of the Company’s Class A common stock. Each share of the Series B-5 preferred stock is convertible at the election of the holder into shares of the Class A common stock initially at a conversion price of $0.694 per share, which is only subject to customary adjustments and is otherwise fixed. A maximum of 1,962,435 shares of Class A common stock may be issued upon conversion of the Series B-5 preferred stock.
On April 4, 2025, Ben Liquidity entered into agreements to finance liquidity transactions related to a primary capital transaction with respect to a limited partner interest in an investment fund with a NAV of $9.6 million. Pursuant to such transaction, the Customer ExAlt Trusts acquired the limited partnership, and in exchange for such interest, the customer received 965,576 shares of the Company’s Series B-6 Resettable Convertible Preferred Stock, par value $0.001 per share (the “Series B-6 preferred stock”), with such Series B-6 preferred stock being convertible into shares of the Company’s Class A common stock. Each share of the Series B-6 preferred stock is convertible at the election of the holder into shares of the Class A common stock initially at a conversion price of $0.3151 per share, and is subject to reset from time to time, subject to a floor of $0.2363 per share. A maximum of 40,862,294 shares of Class A common stock may be issued upon conversion of the Series B-6 preferred stock.
On April 21, 2025, Ben Liquidity entered into agreements to finance liquidity transactions related to a primary capital transaction with respect to a limited partner interest in an investment fund with a NAV of $0.2 million. Pursuant to such transaction, the Customer ExAlt Trusts acquired the limited partnership, and in exchange for such interest, the customer received 23,333 shares of the Company’s Series B-7 Resettable Convertible Preferred Stock, par value $0.001 per share (the “Series B-7 preferred stock”), with such Series B-7 preferred stock being convertible into shares of the Company’s Class A common stock. Each share of the Series B-7 preferred stock is convertible at the election of the holder into shares of the Class A common stock initially at a conversion price of $0.2979 per share, and is subject to reset from time to time, subject to a floor of $0.2234 per share. A maximum of 1,044,450 shares of Class A common stock may be issued upon conversion of the Series B-7 preferred stock.
On June 17, 2025, Ben Liquidity entered into agreements to finance liquidity transactions related to a primary capital transaction with respect to a limited partner interest in an investment fund with a NAV of $1.9 million. Pursuant to such transaction, the Customer ExAlt Trusts acquired the limited partnership, and in exchange for such interest, the customer received 191,037 shares of the Company’s Series B-8 Resettable Convertible Preferred Stock, par value $0.001 per share (the “Series B-8 preferred stock”), with such Series B-8 preferred stock being convertible into shares of the Company’s Class A common stock. Each share of the Series B-8 preferred stock is convertible at the election of the holder into shares of the Class A common stock initially at a conversion price of $0.3397 per share, and is subject to reset from time to time, subject to a floor of $0.2548 per share. A maximum of 7,497,528 shares of Class A common stock may be issued upon conversion of the Series B-8 preferred stock.
138

Recent Equity Issuances
On February 18, 2025 and August 13, 2025, the Company issued 13,004 and 40,000 shares, respectively, of Class A common stock of the Company to a consultant of the Company.
On each of March 28, 2025, April 4, 2025, April 10, 2025, April 21, 2025, June 5, 2025, and June 11, 2025, Yorkville purchased 50,000, 50,000, 37,504, 46,867, 582,179 and 225,000 shares of Class A common stock for $0.33, $0.30, $0.29, $0.29, $0.29 and $0.29 per share, respectively, pursuant to the terms of the SEPA.
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
On July 12, 2023, BCH, entered into (a) that certain Amendment No. 7 to the First Lien Amendment, which amended the First Lien Credit Agreement, and (b) that certain Amendment No. 7 to Second Lien Amendment (together with the First Lien Amendment, the “Seventh Amendments”), which amended the Second Lien Credit Agreement, each among BCH, HCLP and the other parties thereto. Among other things, the Seventh Amendments (i) modified the interest rate to a fixed rate of 9.5% (ii) extended the maturity dates of the First Lien Amendment and the Second Lien Amendment to September 15, 2024 and September 15, 2027, respectively, and (iii) agreed to installment payments on the First Lien Amendment of $5.0 million on each of March 29th, June 28th, September 29th, and December 29th of each year for so long as the obligations remain outstanding, and so long as such payments do not cause a going concern. No payments will be made on the Second Lien Amendment until the obligations on the First Lien Amendment have been fully satisfied. Effective on July 31, 2024, the maturity date of the First Lien Credit Agreement was extended from September 15, 2024 to February 1, 2025, and certain mandatory prepayment obligations thereunder were waived by HCLP until February 1, 2025. On January 31, 2025, these terms were further extended to February 8, 2025 and then on February 8, 2025 the terms were extended to February 15, 2025. Furthermore, effective as of March 1, 2025, the Company’s obligations under the First Lien Credit Agreement were waived by HCLP through April 1, 2025, and the maturity date of the First Lien Credit Agreement was extended through April 1, 2025. These terms were then extended through April 7, 2025 and again through April 14, 2025.
On July 30, 2025, we received written notice (the “Notice”) from HCLP that events of default occurred with respect to the HCLP Loan Agreement. The Notice provided that, among other thing, (i) with respect to the First Lien Credit Agreement, a default occurred on April 14, 2025, and has been continuing at all times since that date through July 29, 2025, as a result of BCH’s failure to pay all outstanding obligations (including all principal and accrued interest on the loan made pursuant to the First Lien Credit Agreement) on April 14, 2025, and that such default constitutes an Event of Default (as defined in the First Lien Credit Agreement) (such default, the “First Lien Event of Default”) and (ii) with respect to the Second Lien Credit Agreement, a default also occurred on April 14, 2025, which has been continuing at all times since that date through July 29, 2025, as a result of the First Lien Event of Default, which also constitutes an Event of Default (as defined in the Second Lien Credit Agreement) pursuant to the Second Lien Credit Agreement (the “Second Lien Event of Default,” and together with the First Lien Event of Default, the “Specified Events of Default”).
139

The Notice also provided that, as a result of the Specified Events of Default, the outstanding principal amount of the loans under the HCLP Loan Agreement and all other amounts owing or payable under each credit agreement or under any other loan document was immediately due and payable (including, without limitation, all interest accrued through July 29, 2025, and all amounts owing under Section 9.04(b) of each credit agreement). Furthermore, the Notice also declared that Accrued Interest (as defined in each Credit Agreement), effective as of April 14, 2025, shall accrue on each calendar day on the outstanding amount of the loan under each Credit Agreement, after as well as before judgment, at a rate equal to 11.5% per annum and such accrued interest shall be payable on demand.
As a result of the Specified Events of Default, in accordance with Section 5(c)(i) of each certain security agreements executed in connection with the HCLP Loan Agreement, the Notice provides that the pledgors pursuant to such security agreements are prohibited from selling, transferring, exchanging, disposing of, or granting any option with respect to the following collateral and any related proceeds as of July 29, 2025: (i) the equity interests in the underlying investment funds, in each case together with the certificates (or other agreements or instruments), if any, representing such equity interests, and all options and other rights, contractual or otherwise, with respect thereto; (ii) the loans and loan agreements made to the funding trusts; (iii) the acquisition documents; (iv) all other accounts, chattel paper, documents, general intangibles, instruments, investment property, money, deposit accounts, goods, commercial tort claims, letters of credit, letter of credit rights and supporting obligations; (v) all proceeds of the property described in the foregoing clauses (i), (ii), (iii) and (iv); and (v) all books and records (including computer software and other records) pertaining to any of the foregoing.
Consistent with the assertions contained in the Notice, HCLP delivered certain letters to each of the Company entity guarantors and pledgors (including BCH, Ben Liquidity, and Beneficient USA, among others) requesting various remedies, including demands for payment of the outstanding obligations and the transfer of applicable HCLP loan collateral and any proceeds therefrom, pursuant to purported rights under the HCLP Loan Agreement. Additionally, HCLP delivered certain letters to Delaware Trust Company, as trustee of certain custody trusts (LT-1 – LT-28 Custody Trusts) that hold HCLP loan collateral, requesting various remedies including the transfer of their applicable HCLP loan collateral and any proceeds therefrom, pursuant to purported rights under the HCLP Loan Agreement. The Company has communicated with the non-Company recipients of the HCLP notices to relay the Company’s position.
The Company has previously disclosed and continues to disclose HCLP as a related party in its public filings based on its relationship with Brad Heppner, the Company’s former CEO and Chairman of the Board of Directors. As previously disclosed, on June 19, 2025, Mr. Heppner resigned following a request from the Company’s counsel, acting at the direction of the Audit Committee of the Board of Directors, for Mr. Heppner to sit for a formal interview regarding, among other things, his knowledge of certain documents and information concerning Mr. Heppner’s relationship to HCLP provided to the Company’s auditors in 2019. The interview request was made after the Company identified credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, knowing that these documents would be provided to the Company’s auditors. The Company is investigating additional information it has learned about other conduct by Mr. Heppner and other persons that purportedly controlled HCLP to determine the extent to which any of that conduct surrounding HCLP was fraudulent. On August 5, 2025, HCLP filed a summons with notice in the Supreme Court of the State of New York seeking a judgment against the Company for amounts owed under the HCLP Loan Agreement in addition to attorney’s fees and litigation costs. The summons with notice did not include a complaint and has not been served on the Company. No action is required by the Company until it has been served. In light of these circumstances, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP loans and is considering all options that it may pursue related to this conduct, including counter claims and litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP. The Company intends to vigorously pursue its claims regarding the validity of such purported indebtedness.
As part of the Seventh Amendments, Ben agreed to pay fees totaling approximately $0.1 million. During the years ended March 31, 2025 and 2024, no deferred financing costs were paid to HCLP. No payments of principal or interest have been made on the First Lien or Second Lien Credit Agreements since the interest payment made in March 2023. Accrued interest on the First Lien or Second Lien Credit Agreements of $18.6 million and $9.5 million as of March 31, 2025 and 2024, respectively, is included in other liabilities in the consolidated statement of financial condition. Through March 31, 2025, all required principal and interest payments due under the Second A&R Agreements have been paid.
140

In connection with the Second A&R Agreements, Beneficient Holdings, Inc. (“BHI”), which is owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, owns a majority of the BCH Class S Ordinary Units, Class S Preferred Units of BCH (“BCH Class S Preferred Units”), BCH Preferred A-0, Preferred Series A Subclass 1 Unit Accounts of BCH (“BCH Preferred A-1”), and BCH FLP-1 Unit Accounts, and Subclass 3 FLP Unit Accounts of BCH, will grant certain tax-related concessions to HCLP as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5% of BCH Preferred A-1 held by BHI, which will be held by HCLP, may convert to BCH Preferred A-0. In addition, recipients of a grant of BCH Preferred A-1 from BHI will have the right to put an amount of BCH Preferred A-1 to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred A-1 from BHI. No such liability existed as of March 31, 2025 or 2024.
The Second A&R Agreements and ancillary documents contain covenants that (i) prevent Ben from issuing any securities senior to the BCH Preferred A-0 or BCH Preferred A-1; (ii) prevent Ben from incurring additional debt or borrowings greater than $10.0 million, other than trade payable, while the loans are outstanding; and (iii) prevent, without the written consent of HCLP, GWG from selling, transferring, or otherwise disposing of any BCH Preferred A-1 held as of May 15, 2020, other than to its subsidiary GWG DLP Funding V, LLC. GWG no longer holds any BCH Preferred A-1 Unit Accounts. Ben obtained consents for the Second A&R Agreements from HCLP in connection with the HH-BDH Credit Agreement (discussed below).
Ben may be required to pay an additional extension fee to extend the maturity dates of the Second A&R Agreements beyond April 14, 2025 and September 15, 2027 or other fees related to the Notice, depending on the outcome of the Company evaluation of the validity of its obligations under the Second A&R Agreements described above.
Recent Debt Financing
As discussed above, on October 21, 2023, Beneficient Financing, L.L.C. (the “Borrower”), a wholly owned subsidiary the Company, and BCH, as guarantor (the “Guarantor” and together with the Borrower, the “Loan Parties”) entered into the HH-BDH Credit Agreement. HH-BDH’s sole member is Hicks Holdings. The managing member of Hicks Holdings is Mr. Thomas O. Hicks, a member of the Company’s Board. HH-BDH will receive customary fees and expenses in its capacity as a lender and as the administrative agent under the HH-BDH Credit Agreement, as further described below. Hicks Holdings and Mr. Hicks may be deemed to have a direct or indirect material financial interest with respect to the transactions contemplated by the HH-BDH Credit Agreement, as described below. HH-BDH funded the amounts under the HH-BDH Credit Agreement from the Financing.
The HH-BDH Credit Agreement provides for a three-year term loan in the aggregate principal amount of $25.0 million, which was fully drawn on closing (the “Term Loan”).
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
On August 16, 2024, the Loan Parties entered into an amendment to the HH-BDH Credit Agreement (the “Amendment” and the HH-BDH Credit Agreement as amended, the “Amended Credit Agreement”), to, among other things, (i) add a subsequent term loan of up to $1,675,000, which was fully drawn upon closing of the Amendment (together with the Term Loan, the “Loans”), and (ii) waive certain events of default resulting from the occurrence of the Acknowledged Defaults (as defined in the Amendment), provided that in the case of the expense reimbursement default, the Borrower must cure the expense reimbursement default upon the earlier of (x) November 1, 2024 and (y) two business days following the effectiveness of Company’s registration statement for resale of the shares of Class A common stock, underlying the convertible debentures and warrants issuable pursuant to the Purchase Agreement.
The Amended Credit Agreement also required the Borrower to prepay the outstanding principal balance of the Loans in the amount of $200,000, $200,000, $200,000, $200,000 and $875,000 on each of September 7, 2024, October 7, 2024, November 7, 2024, December 7, 2024 and December 31, 2024, respectively. Furthermore, on each Required Payment Date (as defined in the Amended Credit Agreement), the Borrower shall prepay the outstanding principal balance of the Loans by an amount equal to the lesser of (a) the Total Portfolio Net Receipts (as defined in the Amended Credit Agreement) for the most recently ended period beginning on the 16th day of each month and ending on the 15th day of the immediately following month, and (b) as of each Required Payment Date, an amount equal to the excess, if any, of (x)(i) the number of Required Payment Dates occurring on or prior to such Required Payment Date, multiplied by (ii) $500,000, minus (y) the amount of all Excess Payments (as defined in the Amended Credit Agreement) made prior to such Required Payment Date. Additionally, the
141

Amended Credit Agreement requires the Borrower to make certain minimum monthly payments to prepay the balance of the Loans.
The Amended Credit Agreement also includes, among other things, (i) updates to conditions precedent for the HH-BDH to make the subsequent term loan to the Borrower, (ii) updates to certain representations and warranties, (iii) additional certain affirmative and negative covenants including a minimum liquidity financial covenant of $4.0 million and (iv) additional events that the occurrence of which would constitute an Event of Default (as defined in the Amended Credit Agreement). Except as modified by the Amendment, the terms of the HH-BDH Credit Agreement remain the same.
Subsequent to March 31, 2025, we agreed to amend the term loan with HH-BDH to add a subsequent term loan of $850 thousand, which has been fully drawn, and, the proceeds of which used to provide additional working capital. We have also made significant principal payments principally from proceeds received from the Asset Sales Initiative as described elsewhere in this Annual Report on Form 10-K. The Company has at times in late fiscal year 2025 and in subsequent periods been in default on certain of the required payment obligations, financial covenants, and information reporting requirements of the HH-BDH Credit Agreement. The Company is actively working with the lender on waivers related to these defaults along with the amendment to the HH-BDH Credit Agreement. Such negotiations remain in process as of the date of this Annual Report on Form 10-K.
The events of default under the HCLP Loan Agreement triggered a cross default provision in the HH-BDH Credit Agreement. The Company timely notified HH-BDH of the of the cross default and, as of the date of this Annual Report on Form 10-K, HH-BDH has not notified the Company that it intends to declare an event of default as its relates to cross default provision of the HH-BDH Credit Agreement.
Inflation
Changes in inflation do not necessarily correlate with changes in interest rates. We presently do not foresee any material impact of inflation on our results of operations in the periods presented in our consolidated financial statements.
Unfunded Capital Commitments
The Customer ExAlt Trusts had $41.6 million and $47.8 million of potential gross capital commitments as of March 31, 2025 and 2024, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The trust holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by certain of the associated trusts within the ExAlt PlanTM or affiliated entities. To the extent that the associated Customer ExAlt Trust or their affiliated entities cannot pay the capital funding commitment, Ben is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Ben to the Customer ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves, if any, held by the associated Customer ExAlt Trusts or their affiliated entities are added to the ExAlt Loan balance between Ben and the Customer ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. The majority, or 89%, of our portfolio with an unfunded commitment has a vintage of 2012 and prior. As the vintages continue to age, a cash requirement becomes less likely. We consider the creditworthiness of the investment on a case-by-case basis. As of March 31, 2025 and 2024, there were no reserves for losses on unused commitments to fund potential limited partner capital funding commitments. In connection with the Asset Sale Initiatives, $1.7 million of unfunded capital commitments as of March 31, 2025 were or will be assigned to, and assumed by, the purchasers in the executed transactions.
Dependence on Related Party Transactions
In the ordinary course of business, we depend on certain transactions with related parties. For example, as discussed above, Ben, through its subsidiaries, is a party to the Second A&R Agreements with HCLP. HCLP is an indirect subsidiary of Highland Consolidated, L.P. Ben’s former CEO is a beneficiary and trust investment advisor of the trusts that control, and are the partners of, Highland Consolidated, L.P. As of March 31, 2025, we had approximately $94.5 million (including an unamortized premium thereon) of debt outstanding derived from BCH’s secured loans with HCLP. In addition, unpaid interest of $18.6 million was accrued and owed as of March 31, 2025. As described elsewhere, on July 30, 2025, we were notified of events of default under the HCLP Loan Agreement, however, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan in light of credible evidence that Mr.
142

Heppner, our former CEO, participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items.
Additionally, effective October 19, 2023, Ben, through its subsidiaries, is a party to the $25.0 million HH-BDH Credit Agreement with HH-BDH. HH-BDH’s sole member is Hicks Holdings whose managing member is a member of our Board. On August 16, 2024, Amendment to the HH-BDH Credit Agreement was executed to add a subsequent term loan of $1.7 million. As of March 31, 2025, we had approximately $21.1 million (including an unamortized discount thereon) of debt outstanding derived from the term loan with HH-BDH. Subsequent to March 31, 2025, we borrowed an additional $850 thousand under the HH-BDH Credit Agreement and with proceeds from the Asset Sales Initiative made principal payments on the loan totaling $14.5 million. We are in the process of negotiating waivers for certain defaults that have occurred under the HH-BDH Credit Agreement related to required payment obligations, financial covenants, and information reporting requirements as part of an amendment to that agreement. Additionally, the events of default under the HCLP Loan Agreement described above triggered a cross default provision in the HH-BDH Credit Agreement. The Company timely notified HH-BDH of the cross default and, as of the date of this Annual Report on Form 10-K, HH-BDH has not notified the Company that it intends to declare an event of default as its relates to the cross default provision of the HH-BDH Credit Agreement.
Furthermore, Ben and BCH are parties to a Services Agreement with Bradley Capital Company, L.L.C. (“Bradley Capital”) and Beneficient Management Counselors, L.L.C. effective June 1, 2017. Effective as of January 1, 2022, the parties entered into the First Amended and Restated Services Agreement and effective June 7, 2023, the parties entered into the Second Amended and Restated Services Agreement (the “Services Agreement”). Bradley Capital is an entity associated with Ben’s former CEO. During the years ended March 31, 2025 and 2024, Ben recognized expenses totaling $2.8 million and $2.7 million related to this services agreement, respectively. As of March 31, 2025 and 2024, $3.9 million and $2.7 million, respectively, was owed to Bradley Capital related to the Services Agreement.
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
143

investments existed. Our NAV could be materially affected if the determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such investments.
Allowance for Credit Losses
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
As of March 31, 2025 and 2024, the allowance for credit losses calculations incorporated reasonable and supportable forecast periods to account for economic conditions utilized in each measurement period. The quantitative models for March 31, 2025 and 2024 utilized economic forecasts sourced from reputable third parties that reflected US Equity market growth rates of 2.5% and 5.0% and Treasury rates of 3.3% and 3.4% during the forecast periods, respectively. Key assumptions utilized in the CECL calculations include NAV of the underlying collateral, reasonable and supportable forecast periods, and discounted cash flow inputs including economic forecast data. Key assumptions are reviewed and approved on a quarterly basis.
For purposes of determining income allocations to Ben’s and BCH’s equity holders, interest income is adjusted for any allowance for credit losses on the ExAlt Loans, which was approximately $38.9 million and $113.4 million for the years ended March 31, 2025 and 2024, respectively. Expected credit losses (recovery) on insurance reimbursable receivables was $0.8 million and $(0.8) million for the years ended March 31, 2025 and 2024, respectively. In addition, during the year ended March 31, 2025, the Company recorded additional loan losses related to fee receivables of $1.8 million and available for sale debt securities of $1.0 million.
144

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
Interim Impairment Tests
Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. Subsequent to the public listing on June 8, 2023, and through the date of this report, the Company has experienced a significant sustained decline in the price of its Class A common stock and its related market capitalization. We believe that these factors indicated that the fair value of our reporting units had more likely than not fallen below their carrying values as of each quarter end starting with the quarter ending as of June 30, 2023. As such, management performed interim impairment tests of goodwill as of each quarter end starting with June 30, 2023 through the most recent quarter end of March 31, 2025. Impairment was recorded as a result of each of these quarter end analyses, other than the quarters ended December 31, 2024 and March 31, 2025 analyses. While a triggering event was identified for these two most recent quarter end analyses, no goodwill impairment was necessary based on the impairment testing results for these two quarter end periods.
For the year ended March 31, 2025, non-cash goodwill impairment of $3.7 million was recorded at the Ben Custody and Ben Markets reporting units. For the year ended March 31, 2024, non-cash goodwill impairment of $2.4 billion was recorded at the Ben Liquidity, Ben Custody, Ben Insurance and Ben Markets reporting units.
145

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
The discount rates used for each reporting unit in the June 30, 2023, September 30, 2023, December 31, 2023, and March 31, 2024 impairment assessments ranged from 24.8% to 29.3%. The Company applied a terminal year long-term growth rate of 3.0% for each reporting unit for the June 30, 2023, September 30, 2023, December 31, 2023, and March 31, 2024 impairment analyses.
The discount rates used for the relevant reporting units ranged from 28.0% to 29.3% in the June 30, 2024, September 30, 2024, December 31, 2024, and March 31, 2025 impairment assessments. The Company applied a terminal year long-term growth rate of 3.0% for each relevant reporting unit in the June 30, 2024, September 30, 2024, December 31, 2024, and March 31, 2025 impairment analyses.
Remaining goodwill of $9.9 million at March 31, 2025 relates to the Ben Custody and Ben Markets reporting units. The March 31, 2025 impairment analysis results indicated that there was approximately $0.2 million of reporting unit fair value over carrying value for Ben Custody and approximately $0.6 million of reporting unit fair value over carrying value for Ben Markets.
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
For its annual impairment test for fiscal years 2025 and 2024, since the Company performed an interim impairment test as of December 31, 2024 and December 31, 2023, no additional impairment test was necessary as of January 1, 2025 and January 1, 2024. See description above discussion of the December 31, 2024 and 2023 goodwill impairment testing.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company” as defined by applicable SEC rules and regulations, the Company is not required to provide the information required by this Item.
146

ITEM 8 — CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Beneficient
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Beneficient (the “Company”) as of March 31, 2025 and 2024, and the related consolidated statements of comprehensive income (loss), changes in equity (deficit), and cash flows for the years ended March 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended March 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) (“CECL”), as of April 1, 2023. Our opinion is not modified with respect to this matter.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring net losses, liquidity constraints and has a net capital deficiency that collectively raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
San Antonio, Texas
September 29, 2025

BENEFICIENT
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of
	March 31, 2025	March 31, 2024
(Dollars and shares in thousands)
ASSETS
Cash and cash equivalents	$1,346	$7,913
Restricted cash	—	64
Investments, at fair value:
Investments held by Customer ExAlt Trusts (related party of $5 and $552)	291,371	329,113
Investments held by Ben (related party of nil and $6)	—	6
Other assets, net (related party of $404 and $277)	49,144	14,699
Intangible assets	3,100	3,100
Goodwill	9,914	13,606
Total assets	$354,875	$368,501
LIABILITIES, TEMPORARY EQUITY, AND EQUITY (DEFICIT)
Accounts payable and accrued expenses (related party of $14,733 and $14,143)	$156,770	$157,157
Other liabilities (related party of $19,360 and $9,740)	24,381	31,727
Warrants liability	227	178
Debt due to related parties	117,896	120,505
Total liabilities	299,274	309,567
Redeemable noncontrolling interests
Preferred Series A Subclass 0 Redeemable Unit Accounts, nonunitized	90,526	251,052
Total temporary equity	90,526	251,052
Shareholders’ equity (deficit):
Preferred stock, par value $0.001 per share, 250,000 shares authorized
Series A preferred stock, 0 and 0 shares issued and outstanding as of March 31, 2025 and 2024	—	—
Series B preferred stock, 363 and 227 shares issued and outstanding as of March 31, 2025 and 2024, respectively	—	—
Class A common stock, par value $0.001 per share, 5,000,000 and 18,750(1) shares authorized as of March 31, 2025 and 2024, respectively, 8,483 and 3,348 shares issued as of March 31, 2025 and 2024, respectively, and 8,474 and 3,339 shares outstanding as of March 31, 2025 and 2024, respectively	8	3
Class B convertible common stock, par value $0.001 per share, 250(1) shares authorized, 239 and 239 shares issued and outstanding as of March 31, 2025 and 2024	—	—
Additional paid-in capital	1,844,489	1,848,068
Accumulated deficit	(2,008,052)	(2,059,214)
Stock receivable	—	(20,038)
Treasury stock, at cost (9 shares as of March 31, 2025 and 2024)	(3,444)	(3,444)
Noncontrolling interests	132,076	42,231
Accumulated other comprehensive income (loss)	(2)	276
Total equity (deficit)	(34,925)	(192,118)
Total liabilities, temporary equity, and equity (deficit)	$354,875	$368,501
(1) Number has been adjusted to reflect the 1-for-80 reverse stock split on April 18, 2024. See Note 1 - Summary of Significant Accounting Policies - Reverse Stock Split, for additional information.
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
(Dollars in thousands, except per share amounts)	2025	2024
Revenues
Investment income (loss), net	$(6,500)	$4,791
Loss on financial instruments, net (related party of $(552) and $(67,457))	(2,242)	(104,521)
Interest and dividend income	44	457
Trust services and administration revenues (related party of $30 and $30)	753	365
Other income	2	212
Total revenues	(7,943)	(98,696)

Operating expenses
Employee compensation and benefits	16,851	65,129
Interest expense (related party of $12,294 and $8,618)	14,908	17,559
Professional services	23,235	29,999
Provision for credit losses	1,000	6,016
Loss on impairment of goodwill	3,692	2,354,320
Accrual (release) of loss contingency related to arbitration award	(54,973)	54,973
Other expenses, net (related party of $2,825 and $7,046)	11,529	21,854
Total operating expenses	16,242	2,549,850
Operating income (loss)	(24,185)	(2,648,546)
(Gain) loss on liability resolution	(23,462)	—
Loss on extinguishment of debt, net	—	8,846
Net income (loss) before income taxes	(723)	(2,657,392)
Income tax expense	80	788
Net income (loss)	(803)	(2,658,180)
Plus: Net loss attributable to noncontrolling interests - Customer ExAlt Trusts	34,914	44,175
Plus: Net loss attributable to noncontrolling interests - Ben	34,875	535,157
Less: Noncontrolling interest guaranteed payment	(17,824)	(16,793)
Net income (loss) attributable to Beneficient common shareholders	$51,162	$(2,095,641)
Other comprehensive income (loss):
Unrealized (loss) gain on investments in available-for-sale debt securities	(278)	4,070
Total comprehensive income (loss)	50,884	(2,091,571)
Less: comprehensive (loss) gain attributable to noncontrolling interests	(278)	4,070
Total comprehensive income (loss) attributable to Beneficient	$51,162	$(2,095,641)

Net income (loss) per common share
Class A - basic	$8.51	$(673.31)
Class B - basic	$13.69	$(584.23)

Net income (loss) per common share
Class A - diluted	$0.06	$(673.31)
Class B - diluted	$0.06	$(584.23)
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
For the years ended March 31, 2025 and 2024:

	Series A preferred stock		Series B-1 preferred stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 13)	Total equity	Redeemable noncontrolling interests
(Dollars and shares in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2024	—	$—	227	$—	3,348	$3	239	$—	$1,848,068	$(2,059,214)	$(20,038)	$(3,444)	$276	$42,231	$(192,118)	$251,052
Net income (loss)	—	—	—	—	—	—	—	—	—	51,162	—	—	—	(64,359)	(13,197)	12,394
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	5,649	—	—	—	—	—	5,649	—
Noncontrolling interest reclass	—	—	—	—	—	—	—	—	—	—	—	—	—	(892)	(892)	—
Issuance of shares in connection with recent financings	—	—	136	—	—	—	—	—	1,362	—	—	—	—	—	1,362	—
Unrealized gain (loss) on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	(278)	—	(278)	—
Preferred A-0 guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,430)	(5,430)	(12,394)
Settlement of restricted stock units	—	—	—	—	410	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares to settle liability	—	—	—	—	384	—	—	—	1,264	—	—	—	—	—	1,264	—
Issuance of shares in connection with standby equity purchase agreement	—	—	—	—	3,922	4	—	—	7,855	—	—	—	—	—	7,859	—
Issuance of Class A common stock	—	—	—	—	363	1	—	—	672	—	—	—	—	—	673	—
Rounding adjustment in connection with reverse stock split	—	—	—	—	80	—	—	—	—	—	—	—	—	—	—	—
Stock receivable on prepaid forward purchase	—	—	—	—	(24)	—	—	—	(20,038)	—	20,038	—	—	—	—	—
Reclass of BCH Preferred A-1 Unit Accounts from temporary to permanent equity	—	—	—	—	—	—	—	—	—	—	—	—	—	160,526	160,526	(160,526)
Equity issuance costs	—	—	—	—	—	—	—	—	(343)	—	—	—	—	—	(343)	—
Balance, March 31, 2025	—	$—	363	$—	8,483	$8	239	$—	$1,844,489	$(2,008,052)	$—	$(3,444)	$(2)	$132,076	$(34,925)	$90,526
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (continued)

	Series A preferred stock		Series B preferred stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 13)	Total equity	Redeemable noncontrolling interests
(Dollars and shares in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2023	—	$—	—	$—	2,252	$2	239	$—	$1,579,742	$—	$—	$(3,444)	$9,900	$142,213	$1,728,413	$950,493
Net income (loss)	—	—	—	—	—	—	—	—	(36,432)	(2,059,214)	—	—	—	(579,331)	(2,674,977)	16,793
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	39,103	—	—	—	—	—	39,103	—
Payment of employee payroll taxes on restricted stock units	—	—	—	—	—	—	—	—	(116)	—	—	—	—	—	(116)	—
Issuance of common and preferred shares upon closing of de-SPAC merger transaction, net of issuance costs	2,749	3	—	—	100	—	—	—	(4,293)	—	—	—	—	—	(4,290)	—
Conversion of Series A preferred stock to Class A common stock	(2,749)	(3)	—	—	9	—	—	—	3	—	—	—	—	—	—	—
Issuance of shares in connection with recent financings	—	—	—	—	92	—	—	—	12,877	—	—	—	—	(3,060)	9,817	—
Reclass of distributions payable to noncontrolling interest holder	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,170)	(1,170)	—
Non-cash dividend to related party	—	—	—	—	—	—	—	—	(110)	—	—	—	—	—	(110)	—
Share-based awards to related party employees	—	—	—	—	—	—	—	—	110	—	—	—	—	—	110	—
Conversion of BCH Class S Ordinary to Class A common stock	—	—	—	—	5	—	—	—	3,884	—	—	—	—	(3,884)	—	—
Conversion of Preferred Series C Unit Accounts to Class A common stock	—	—	—	—	551	1	—	—	205,758	—	—	—	—	(205,759)	—	—
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	4,070	—	4,070	—
Reclassification of realized gain upon transfer from available-for-sale debt security to equity interest	—	—	—	—	—	—	—	—	—	—	—	—	(13,694)	—	(13,694)	—
Deemed dividend for BCG Preferred B.2 Unit Accounts preferred return	—	—	—	—	—	—	—	—	6,942	—	—	—	—	(6,942)	—	—
Preferred A-0 guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,793)
Redemption of BCG Preferred B.2 Unit Accounts	—	—	—	—	—	—	—	—	(1,413)	—	—	—	—	—	(1,413)	—
Settlement of restricted stock units	—	—	—	—	68	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares to settle liability	—	—	27	—	98	—	—	—	5,251	—	—	—	—	—	5,251	—
Issuance of Series B-1 preferred stock in connection with recent financings	—	—	3,969	4	—	—	—	—	38,653	—	—	—	—	992	39,649	—
Stock receivable on prepaid forward purchase	—	—	—	—	—	—	—	—	—	—	(20,038)	—	—	—	(20,038)	—
Reclass of BCH Preferred A-1 Unit Accounts from temporary to permanent equity	—	—	—	—	—	—	—	—	—	—	—	—	—	699,441	699,441	(699,441)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(269)	(269)	—
Equity issuance costs	—	—	—	—	—	—	—	—	(1,895)	—	—	—	—	—	(1,895)	—
Conversion of Series B-1 preferred stock to Class A common stock	—	—	(3,769)	(4)	173	—	—	—	4	—	—	—	—	—	—	—
Balance, March 31, 2024	—	$—	227	$—	3,348	$3	239	$—	$1,848,068	$(2,059,214)	$(20,038)	$(3,444)	$276	$42,231	$(192,118)	$251,052
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(Dollars in thousands)	2025	2024
Cash flows used in operating activities:
Net income (loss)	$(803)	$(2,658,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,695	3,775
Net amortization of debt premium and discount (related party of $296 and $(1,849))	296	(1,250)
Loss on extinguishment of debt	—	8,846
Loss on impairment of goodwill	3,692	2,354,320
Accrual (release) of loss contingency related to arbitration award	(54,973)	54,973
Loss on financial instruments, net (related party of $552 and $67,457)	2,242	104,521
Investment (income) loss, net	6,500	(4,791)
Non cash interest expense (related party of $9,715 and $9,463)	12,214	17,699
Non cash interest income	(494)	(446)
Non cash share-based compensation	5,649	39,103
Provision for credit losses	1,000	6,016
Provision for deferred taxes	80	—
(Gain) loss on liability resolution	(23,462)	—
Changes in assets and liabilities:
Changes in other assets	(32,784)	5,965
Changes in accounts payable and accrued expenses	41,445	8,628
Changes in other liabilities and deferred revenue	—	2,605
Net cash used in operating activities	(37,703)	(58,216)
Cash flows from investing activities:
Return of investments in alternative assets held by Customer ExAlt Trusts	30,368	46,268
Purchase of investments in alternative assets held by Customer ExAlt Trusts	(1,219)	(1,420)
Purchase of premises and equipment	(1,099)	(1,759)
Proceeds from sale of put options by Ben	—	968
Proceeds from sale of public equity securities held by Customer ExAlt Trusts	55	—
Net cash provided by investing activities	28,105	44,057
Cash flows from financing activities:
Proceeds from related party debt financings	1,675	25,000
Payments on related party debt financings	(4,675)	—
Proceeds from issuance of convertible debt	3,575	—
Payments on convertible debt	(4,000)	—
Payments on Customer ExAlt Trust loan payable	—	(6,780)
Redemption of Preferred Series B Subclass 2 Unit Accounts	—	(1,413)
Proceeds received from issuance of Class A common under standby equity purchase agreement	7,859	1,122
Payment of deferred financing costs for debt	—	(1,585)
Payment of deferred financing costs for equity	(2,140)	(8,091)
Distribution to noncontrolling interest	—	(269)
Proceeds from sale of Class A common shares	673	—
Payment of employee income taxes on restricted equity units	—	(116)
Proceeds from de-SPAC merger	—	24,761
Payment for prepaid forward purchase agreement	—	(20,038)
Net cash provided by financing activities	2,967	12,591
Net decrease in cash, cash equivalents, and restricted cash	(6,631)	(1,568)
Cash, cash equivalents, and restricted cash at beginning of period	7,977	9,545
Cash, cash equivalents, and restricted cash at end of period	$1,346	$7,977
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
BCH is a Delaware limited partnership formed on July 1, 2010. BCH is primarily a holding company that directly or indirectly receives all active and passive income of the Company and allocates that income among the partnership interests issued by BCH. As of March 31, 2025, BCH has issued and outstanding general partnership Subclass 1 Class A Units (“BCH Class A Units”), Class S Ordinary Units of BCH (the “BCH Class S Ordinary Units”), Class S Preferred Units of BCH (the “BCH Class S Preferred Units”), FLP Unit Accounts (Subclass 1, Subclass 2, and Subclass 3), Preferred Series A Subclass 0 Unit Accounts (“BCH Preferred A-0”), and Preferred Series A Subclass 1 Unit Accounts (“BCH Preferred A-1”).
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
Ben’s primary operations, which commenced on September 1, 2017, relate to its liquidity and trust administration products and services. Ben offers or plans to offer its products and services through its operating subsidiaries, which include: (i) Ben AltAccess, L.L.C., a Delaware limited liability company (“Ben AltAccess”), which offers an online platform designed to provide a digital experience for Customers seeking liquidity, custody, trust and data services for their alternative assets, (ii) Ben Liquidity, L.L.C., a Delaware limited liability company, and its subsidiaries (collectively, “Ben Liquidity”), which offers liquidity products, (iii) Ben Custody, L.L.C., a Delaware limited liability company, and its subsidiaries (collectively, “Ben Custody”), which provides services for private fund, trustee, and trust administration, (iv) Ben Data, L.L.C., a Delaware limited liability company (“Ben Data”), which provides data analytics and evaluation services, (v) Ben Markets L.L.C., including its subsidiaries (“Ben Markets”), provides broker-dealer services and transfer agency services in connection with offering Ben’s products and services, and (vi) Ben Insurance, L.L.C., including its subsidiaries (“Ben Insurance Services”), which intends to offer insurance products and services covering risks attendant to owning, managing and transferring alternative assets. Ben serves as trustee of certain of the Customer ExAlt Trusts, which operate for the benefit of the Charities (defined below) and Economic Growth Zones (defined below).
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
The Customer ExAlt Trusts’ distributions on its alternative assets support the repayment of the ExAlt Loans plus any related interest and fees. Since Ben consolidates the Customer ExAlt Trusts, Ben Liquidity’s ExAlt Loans and related interest and fee income and provision for credit losses and Ben Custody’s fee income are eliminated in the presentation of our consolidated financial statements solely for financial reporting purposes; however, such amounts directly impact the allocation of income (loss) to Ben’s or BCH’s equity holders. Likewise, the amounts expensed by the Customer ExAlt Trusts for interest and fees owed to Ben’s operating subsidiaries are eliminated in the presentation of our consolidated financial statements, but are recognized for purposes of the allocation of income (loss) to the beneficial owners of the Customer ExAlt Trusts. Refer to Note 3 for additional information.
Ben’s existing and planned products and services are designed to be delivered digitally and provide liquidity, trust and custody solutions, data analytics and news, support the tax and estate planning objectives of its Customers, facilitate asset diversification and provide administrative management and reporting solutions tailored to the goals of investors of alternative investments. While Ben’s financial products and services are presently offered through Ben Liquidity and Ben Custody, Ben plans to expand its capabilities under Ben Custody and provide additional products and services through Ben Insurance Services and Ben Markets in the future. Ben Insurance Services, through two subsidiaries, PEN Indemnity Insurance Company, Ltd. (“PEN”), which has been chartered as a Bermuda based insurance company, and Beneficient Insurance Company, L.L.C. (“BIC”), an entity through which the Company intends to apply to become a Kansas captive property and casualty insurer, plans to offer to affiliated Customer ExAlt Trusts certain customized insurance products and services covering risks relating to owning, managing and transferring alternative assets. Ben Markets, through one of its subsidiaries, Ben Markets Management Holdings, L.P., received regulatory approval to acquire, and subsequently acquired, a captive registered broker-dealer, Beneficient Securities Company, L.P., an entity that will conduct its activities attendant to offering a suite of products and services from the Ben family of companies. Ben Markets, through another of its subsidiaries, Beneficient Transfer & Clearing Company, L.L.C., also received regulatory approval from the SEC on June 24, 2022 to operate as a registered transfer agent with respect to its securities, and intends to provide various services for customers transacting with Ben, including the Customer ExAlt Trusts.

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
Liquidity and Going Concern
The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2025, we had unrestricted cash and cash equivalents of $1.3 million. Besides the unrestricted cash and cash equivalents, the Company’s principal sources of liquidity available to meet its contractual obligations are proceeds on ExAlt Loan payments and fee income derived from distributions on investments held by the Customer ExAlt Trusts and potential access to capital under the Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), however, our ability to access the cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio is limited by the terms of the ExAlt Loans from Ben Liquidity to the Customer ExAlt Trusts and our ability to access proceeds from SEPA is subject to market conditions, such as trading volume, price of our Class A Common Stock and other factors beyond our control. We have historically generated net losses and, in aggregate, these net losses have resulted in an accumulated deficit of $2.0 billion as of March 31, 2025. As of August 31, 2025, we had unrestricted cash and cash equivalents of approximately $3.2 million.
Our contractual obligations over the next 12 months include scheduled maturities of outstanding related party borrowings of approximately $22.0 million as of March 31, 2025 related to the HH-BDH Credit Agreement. As discussed in Note 22, subsequent to March 31, 2025, we have paid down the $22.0 million of outstanding borrowing under the HH-BDH Credit Agreement to approximately $8.3 million as of the date of filing of these financial statements primarily with proceeds from the monetization of certain of the investments held by the Customer ExAlt Trusts. As discussed in Note 11, on July 30, 2025, we were notified of events of default under the HCLP Loan Agreement. The HCLP Loan purportedly matured on April 14, 2025, at which time the related party debt and accrued interest became due and payable immediately (approximately $94.5 million (including an unamortized premium thereon) of debt outstanding and unpaid interest of $18.6 million as of March 31, 2025). The Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan in light of credible evidence that Mr. Heppner, our former CEO, participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items. Our obligations including principal and accrued interest under these related party debt instruments as of August 31, 2025 exceeded $125 million.
All of these conditions raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance.
We expect the Company will require additional capital to satisfy our obligations and fund our operations for the next twelve months, which will likely be achieved through the issuance of additional debt or equity, including through the SEPA, and the monetization of certain of the investments held by the Customer ExAlt Trusts. Also, we intend to potentially refinance some or all of our existing borrowings with either our current lenders or other lenders, and continue to seek opportunities to reduce corporate overhead; however, we cannot conclude these are probable of being implemented or, if probable of being implemented, being in sufficient enough amounts to satisfy our contractual amounts as they presently exist that are coming due over the next 12 months as of the date of the filing of these financial statements with the SEC.
On June 27, 2023, we entered into a SEPA, whereby we have the right, but not the obligation, to sell to Yorkville up to $250.0 million of shares of the Company’s common stock. On June 20, 2024, the Company obtained stockholder approval pursuant to Nasdaq Listing Rule 5635(d) for the issuance of shares of Class A common stock to Yorkville in excess of the Exchange Cap. As a result, the Company could issue up to an aggregate of approximately $246.1 million worth of shares of Class A common stock following registration with the SEC, which occurred on November 12, 2024. As of March 31, 2025, approximately $241.0 million worth of shares of Class A common stock remains available under the terms of the SEPA. However, the decision regarding future sale of shares, including those under the SEPA, is subject to market conditions, such as trading volume, price of our Class A common stock and other factors beyond our control.
As more fully described in Note 11, on October 19, 2023, we entered into a three-year $25.0 million term loan with HH-BDH LLC, which was fully drawn upon closing and, the proceeds of which were used to repay certain outstanding obligations, fund development of our products, and provide additional working capital. On August 16, 2024, we entered into an amendment to the term loan with HH-BDH to add an additional term loan of $1.7 million, which was used to provide working capital. Subsequent to March 31, 2025, we agreed to enter into an amendment to the term loan with HH-BDH to add an additional term loan of $850 thousand, which was used to provide working capital. The HH-BDH Credit Agreement contains certain financial maintenance covenants, including a debt service coverage ratio. The Company has at times in late fiscal year 2025 and in subsequent periods been in default on certain of the required payment obligations, financial covenants, and information reporting requirements of the HH-BDH Credit Agreement. The Company is actively working with the lender on waivers related to these defaults along with the amendment to the HH-BDH Credit Agreement. Such negotiations remain in process as of the date of these financial statements. The events of default under the HCLP Loan Agreement described above triggered a cross default provision in the HH-BDH Credit Agreement. The Company timely notified HH-BDH of the cross default and, as of the date of these financial statements, HH-BDH has not notified the Company that it intends to declare an event of default as its relates to the cross default provision of the HH-BDH Credit Agreement.
On August 6, 2024, the Company entered into a securities purchase agreement with Yorkville, pursuant to which the Company agreed to issue and sell convertible debentures in an aggregate principal amount of up to $4.0 million and warrants to purchase up to 1,325,382 shares of the Company’s Class A common stock at an exercise price of $2.63. On August 6, 2024, the Company issued $2.0 million to Yorkville in aggregate principal amount of the convertible debentures and warrants to purchase up to 662,691 shares of Common Stock. Also, on November 13, 2024, the Company issued an additional $2.0 million in aggregate principal amount of convertible debentures and warrants to purchase up to 662,691 shares of Class A common stock. The convertible debentures were repaid in full in February 2025. The warrants issued to Yorkville remain outstanding however, given the trading price per share of our Class A common stock is significantly below the exercise price of these warrants, we have not assumed or relied on the receipt of proceeds from the exercise of these warrants.
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
Reverse Stock Split
In April 2024, the Company's stockholders approved a reverse stock split of its Common Stock at a range of ratios between 1-for-10 to 1-for-100, and the Company's board of directors approved the implementation of the reverse stock split at a ratio of 1-for-80 and a simultaneous proportionate reduction in the authorized shares of each class of Common Stock as required by Nevada Revised Statutes Section 78.207 (the “Reverse Stock Split”). The Reverse Stock Split was effective as of April 18, 2024, and the Company regained compliance with the minimum bid price requirement in May 2024.
As of the effective time of the Reverse Stock Split, every 80 issued and outstanding shares of the Company’s Common Stock was automatically reclassified into one issued and outstanding share of the Company’s Common Stock, with no change in the par value per share. No fractional shares of Common Stock were issued in connection with the Reverse Stock Split and all fractional shares were rounded up to the nearest whole share with respect to outstanding shares of common stock. Proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of the Company’s equity award, warrants, and other equity instruments convertible into common stock, as well as the applicable exercise price. All share and per share amounts of the Company's Class A and Class B common stock presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the 1-for-80 Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of Common Stock to additional paid-in capital.
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
On September 30, 2024, Amendment No. 1 to the Ninth A&R BCH LPA was adopted to re-designate fifty percent (50%) of the aggregate capital account balances in the BCH Preferred A-0 as non-redeemable Preferred A-0 Unit Accounts (such redesignated portion, the “BCH Preferred A-0 Non-Redeemable”) with the remaining fifty percent (50%) of the capital account balances in the BCH Preferred A-0 Accounts remaining redeemable (such remaining Preferred A-0 being the “BCH Preferred A-0 Redeemable”). As a result of this redesignation, approximately $125.5 million of temporary equity was reclassified to permanent equity as of September 30, 2024. Also, on November 21, 2024, an additional $35.0 million of the BCH Preferred A-0 was redesignated to BCH Preferred A-0 Non-Redeemable.
The BCH Preferred A-0 Non-Redeemable is identical to the BCH Preferred A-0 Redeemable except that it does not have any cash redemption rights.
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
Purchase Agreement with Mercantile Bank International Corp.
On December 4, 2024, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”), by and among the Company, Beneficient Capital Company Holdings, L.P., a subsidiary of the Company (“BCC Holdings”), Mercantile Bank International Corp. (“MBI”) and Mercantile Global Holdings, Inc., (“MGH” and, together with MBI, the “Sellers”), pursuant to which, BCC Holdings agreed to purchase from MGH all of the issued and outstanding shares of capital stock of MBI upon the terms and subject to the conditions set forth in the Purchase Agreement.
On June 3, 2025, the Sellers delivered a notice to the Company terminating the Purchase Agreement, effective immediately. The termination of the Purchase Agreement did not cause the Company or BCC Holdings to incur any additional liability.
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
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents represent cash held in banks or money market funds with original maturities upon purchase of three months or less. Interest income from cash and cash equivalents is recorded in interest and dividend income in the consolidated statements of comprehensive income (loss).
Under the terms of certain of the ExAlt PlanTM trust agreements, certain trusts originally were required to maintain capital call reserves and administration reserves. These reserves were used to satisfy capital call obligations and pay fees and expenses for the trusts as required. The fees and expenses were primarily paid to Ben for serving as the administrative agent to the current trustees of certain Customer ExAlt Trusts. Recently, changes were made to the terms of the trusts agreements such that these capital call reserves and administrative reserves are no longer required. These reserves represent cash held in banks and are classified as restricted cash on the consolidated statements of financial condition for periods as applicable.
Refer to Note 21 for the reconciliation of cash, cash equivalents and restricted cash on our consolidated statements of cash flows.

Investments, at Fair Value
Investments held by Ben or held by the Customer ExAlt Trusts include investments in alternative assets, investments in public equity and debt securities, and investments in private equity securities and other interests.
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
•Investments in Public Equity Securities
Investments in public equity securities represent common stock ownership in public companies (including GWG Holdings for periods prior to August 1, 2023), all of which are carried at fair value. Fair value is determined using quoted market prices. Any realized gains and losses are recorded on a trade-date basis. Realized and unrealized gains and losses are recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss).
•Investments in Debt Securities
Investments in debt securities represent ownership in privately held debt securities. Prior to August 1, 2023, investments in debt securities also included ownership in corporate debt securities, specifically, L Bonds of GWG Holdings (“L Bonds”) held by certain of the Customer ExAlt Trusts. Upon the effectiveness of GWG Holdings’ plan of reorganization on August 1, 2023, the investments in L Bonds converted to equity interests in the GWG Wind Down Trust, which are reflected in the other equity securities and interests.
These investments are classified and accounted for as available-for-sale (“AFS”) securities and are reported at fair value with unrealized gains and losses presented as a separate component of equity in the accumulated other comprehensive income line item.
The Company follows ASC 326 to assess whether an investment in debt securities is impaired in each reporting period. An investment in debt securities is impaired if the fair value of the investment is less than its amortized cost. If the Company intends to sell the debt security (that is, it has decided to sell the security), a credit loss is considered to have occurred. If the Company more likely than not will be required to sell the security before recovery of its amortized cost basis or it otherwise does not expect to recover the entire amortized cost basis of the security, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income for available-for-sale securities. The Company considers the expected cash flows from the investment based on reasonable and supportable forecasts as well as several other factors to estimate whether a credit loss exists. If the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the credit loss is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. During the years ended March 31, 2025 and 2024, the Company recognized a credit loss on its investment in debt securities of $1.0 million and nil, respectively. Any impairment in the debt securities is recorded in the provision for credit losses line item on the consolidated statements of comprehensive income (loss).

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
Additionally, investments in other equity securities are held by certain of the Customer ExAlt Trusts and represent ownership in equity securities of privately held companies, which do not have a readily determinable fair value. Equity securities that do not have readily determinable fair values are initially recorded at cost and subsequently remeasured, using the measurement alternative for equity investments that do not have readily determinable fair values, when there is (i) an observable transaction involving the same investment, (ii) an observable transaction involving a similar investment from the same issuer, or (iii) an impairment. These remeasurements are reflected in the consolidated statements of comprehensive income (loss) in the gain (loss) on financial instruments, net line item.
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
Insurance reimbursable receivable
Upon the recognition of a loss related to a pending, threatened or actual litigation for which the Company has insurance coverage, a related insurance reimbursable receivable is recorded upon evaluation that an insurance contract is enforceable and the insurer has not disputed the claim. If the insurance is enforceable and not subject to dispute, the Company recognizes a receivable from the insurer when it is probable of recovery up to the loss recognized. Insurance reimbursable receivables are subject to the CECL model under ASC 326. The allowance for credit losses is based on historical loss experience, current conditions, and reasonable and supportable forecasts. The Company monitors the credit quality of insurers and adjusts expected credit losses accordingly. The allowance as of March 31, 2025 and 2024 is $2.1 million and $1.3 million, respectively.
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
Goodwill and Other Intangibles
The Company accounts for goodwill and intangible assets in accordance with ASC Topic 350, Intangibles – Goodwill and Other. The amount of goodwill initially recorded is based on the fair value of the acquired entity at the time of acquisition and is allocated to one or more reporting unit(s). Management performs goodwill and intangible asset impairment testing annually or when events occur, or circumstances change that would more likely than not indicate impairment has occurred. In the evaluation of goodwill impairment, mangement may first perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. The Company may also elect to bypass the qualitative testing and proceed directly to the quantitative testing. If the quantitative testing indicates that the estimated fair value of a reporting unit is less than the carrying value of the reporting unit, we will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, any loss recognized will not exceed the total amount of goodwill allocated to that reporting unit. The Company conducts its annual impairment test on January 1 each year.
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
Warrants Liability
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
The Company accounts for its outstanding warrants, which are principally comprised of those assumed in the Transaction (as described in Note 4) and the warrants issued to Yorkville (as described in Note 10), in accordance with the guidance contained in ASC 815, Derivatives and Hedging, whereby under those accounting requirements, our outstanding warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies our warrant instruments as a liability recorded at fair value and adjusts the instruments to fair value at each reporting period using quoted market prices, where available, or other appropriate valuation techniques, such as an option pricing model. The warrant liability is re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s consolidated statements of comprehensive income (loss). Such warrant classification is also subject to re-evaluation at each reporting period.
Convertible Debt
The Company elected the fair value option to account for the convertible debentures with Yorkville (as described in Note 10). The Company recorded the convertible debentures at fair value upon issuance. The Company records changes in fair value in the consolidated statements of comprehensive income (loss), with the exception of changes in fair value due to instrument-specific credit risk which, if present, will be recorded as a component of other comprehensive income (loss). Interest expense related to the convertible debentures is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the convertible debentures were expensed as incurred.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist primarily of trade payables comprised principally of outstanding legal fees and other professional service fees; accrued employee payroll, bonus, and commissions; accrued fees and other costs under the Bradley Capital Company service agreement and Aircraft Sublease (Note 16); accrued guaranteed payments related to the Preferred Series A-0 Unit Accounts (Note 13); an accrued liability related to the GWG Litigation Trust Adversary Proceedings (Note 20); and an accrued liability related to the equity award arbitration (Note 20).

Other Liabilities
Other liabilities consist principally of accrued interest on certain outstanding debt instruments, a liability related to an interest commitment, deferred loan fees, deferred income taxes (Note 15) and trust payables. Refer to Note 9 for more information on these other liabilities.
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
Noncontrolling interests include: (i) holders, which consist of Related Entities, as defined below, an entity affiliated with a related party, and third parties, of Class S Ordinary Units issued by BCH, (ii) holders, which consists of Related Entities, an entity affiliated with a related party, and third parties, of Class S Preferred Units issued by BCH, (iii) holders, which consists of Related Entities, an entity affiliated with a related party, a third party, and certain directors, of Preferred A.1 issued by BCH, (iv) holders, which consists of Related Entities, an entity affiliated with a related party, a third party, and certain directors, of Preferred A-0 Non-Redeemable issued by BCH beginning on September 30, 2024, (v) holders, which consists of unrelated charity organizations, of residual beneficial interests issued by certain of the Customer ExAlt Trusts and (vi) holder, which consists of a third-party, of Class A of CT Risk Management.
Redeemable noncontrolling interests are held by holders, which consist of Related Entities, an entity affiliated with a related party, a third party, and certain directors, of Preferred A-0 issued by BCH for periods prior to September 30, 2024 and Preferred A-0 Redeemable for periods beginning on September 30, 2024.

Related Entities are defined as certain trusts and those entities held by such trusts that are controlled by our founder and former CEO, Brad K Heppner, and in which our founder and his family members are also among classes of economic beneficiaries whether or not our founder is entitled to economic distributions from such trusts. Mr. Heppner served as Chief Executive Officer and Chairman of the Board of Directors of the Company until his resignation on June 19, 2025.
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
Gain (Loss) on Financial Instruments, Net
Gain (loss) on financial instruments, net consists of gains (losses) due to changes in fair value of financial instruments, gains (losses) from the sale of public equity securities and other equity securities and interests, changes in fair value of convertible debt, and loss on issuance of convertible debt and warrants. See Note 6 for a reconciliation of the financial statement line item.
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
Provision for Credit Losses
The provision for credit losses consists of charges against earnings for credit losses on AFS debt securities and other financial instruments and bad debt expenses on other miscellaneous receivables. A reconciliation of provision for credit losses for each of the periods presented herein is presented below:

	Year Ended March 31,
(in thousands)	2025	2024
Credit loss on AFS debt securities (Note 5)	$998	$—
Bad debt expense on other receivables	2	6,016
Provision for credit losses	$1,000	$6,016
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
We adopted ASU 2023-07, Segment Reporting, (Topic 280) for the annual period beginning April 1, 2024 and interim periods beginning on April 1, 2025 with retrospective application to all prior periods presented. The update requires enhanced disclosures about significant segment expenses, enhanced interim disclosure requirements, clarification for when multiple segment measures of profit or loss can be disclosed, and other requirements intended to improve overall reportable segment disclosures in annual and interim periods. See Note 18 for further information. The adoption of ASU 2023-07 did not have a material impact on our segment reporting.
ASU 2020-04, Reference Rate Reform, (Topic 848) was issued in March 2020. The amendments in Topic 848 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Topic 848 could be applied by all entities as of the beginning of the interim period that includes March 12, 2020, or any date thereafter, and entities could elect to apply the amendments prospectively through December 31, 2022. On December 31, 2022, ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 was issued, which extended the period of time entities could utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024. The adoption of this new guidance did not result in a material impact to the Company’s consolidated financial statements.
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
As a result, Ben’s primary tangible assets reflected on its consolidated statements of financial condition are investments, mainly comprised of alternative assets held by the Customer ExAlt Trusts and the primary sources of revenue reflected on our consolidated statements of comprehensive income (loss) are investment income (loss), net, which represents changes in the net asset value (“NAV”) of these investments held by the Customer ExAlt Trusts, and gain (loss) on financial instruments, net, which represents changes in fair value of equity securities, convertible debt accounted for at fair value, a derivative liability, warrants liability and put options, primarily held by the Customer ExAlt Trusts. Such investment income (loss), net, and gain (loss) on financial instruments that are held by the Customer ExAlt Trusts is included in the net income (loss) allocated to noncontrolling interests – Customer ExAlt Trusts in the consolidated statement of comprehensive income (loss). The revenues and expenses recognized in these line items for the activities of the Customer ExAlt Trusts do not directly impact net income (loss) attributable to Ben’s or BCH’s equity holders.
Instead, the interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts, which are eliminated in the presentation of our consolidated financial statements, directly impact the net income (loss) attributable to Ben’s and BCH’s equity holders. Our Ben Liquidity and Ben Custody business segments, which relate to our current operating subsidiaries, are owned by the Company’s equity holders (including those of BCH), and recognize revenue through (i) interest income on ExAlt Loans made to the Customer ExAlt Trusts in connection with our liquidity transactions for Customers with interest rates between 5.0% and 14.0% per annum charged against the outstanding principal balance of the ExAlt Loan, (ii) fee income billed at closing, but recognized as revenue ratably over the expected life of the alternative asset, for each liquidity transaction with Customers for services including access to and use of the AltAccess Platform, transfer of the alternative assets, and delivery of the consideration to the client, with fee rates between 1.0% and 7.0% of the sum of the NAV and remaining unfunded commitment of the transacted alternative asset, and (iii) recurring fee income recognized each period for providing services including trustee, custody, and trust administration of the Customer ExAlt Trusts while they hold investments, with fee rates generally at 2.8% per annum of the sum of the NAV and remaining unfunded commitment of the alternative assets held. Ben Liquidity and Ben Custody revenue recognized for the fiscal years ended March 31, 2025 and 2024, is as follows:
a.Ben Liquidity recognized $42.6 million and $46.9 million, in interest income during the fiscal years ended March 31, 2025 and 2024, respectively.
b.Ben Custody recognized $21.6 million and $24.5 million, in trust services and administration revenues during the fiscal years ended March 31, 2025 and 2024, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods.

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

	Year Ended March 31,
(in thousands)	2025	2024
Operating income (loss)*
Ben Liquidity	$(12,802)	$(1,810,964)
Ben Custody	13,288	(588,811)
Corporate & Other	10,243	(210,169)
Loss on extinguishment of debt, net (intersegment elimination)	—	(3,940)
Gain on liability resolution	23,462	—
Income tax expense (allocable to Ben and BCH equity holders)	(80)	(121)
Net loss attributable to noncontrolling interests - Ben	34,875	535,157
Noncontrolling interest guaranteed payment	(17,824)	(16,793)
Net income (loss) attributable to common shareholders	$51,162	$(2,095,641)
*Includes amounts eliminated in consolidation.
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
Interest income for purposes of determining income allocations to Ben’s and BCH’s equity holders is adjusted for any allowance for loan losses, which was approximately $38.9 million and $113.4 million, for the years ended March 31, 2025 and 2024, respectively. Expected credit losses (recovery) on insurance reimbursable receivables was $0.8 million and $(0.8) million for the years ended March 31, 2025 and 2024, respectively. During the year ended March 31, 2025, the Company recorded additional credit losses related to fee receivables of $1.8 million and available-for-sale debt securities of $1.0 million. During the year ended March 31, 2024, the Company recorded additional credit losses related to fee receivables of $25.5 million and other miscellaneous note receivables of $6.0 million.
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
No sales of any of the Prepaid Forward Shares have occurred as of September 30, 2024, and on such date, the Company and the Purchaser entered into an agreement to terminate the Forward Purchase Agreement. The Purchaser subsequently returned the 23,651 Prepaid Forward Shares to the Company.
Recapitalization of BCG
On June 6, 2023, immediately prior to the Conversion, BCG was recapitalized (the “BCG Recapitalization”) as follows: (i) the limited partnership agreement of BCG was amended to create one new subclass of BCG common units, the Class B Common Units (the “BCG Class B Common Units”), and the existing common units were renamed the Class A Common

Units (the “BCG Class A Common Units”); and (ii) certain holders of the BCH Preferred A-1 entered into conversion and exchange agreements (the “BCG Conversion and Exchange Agreements”) with BCG and BCH, pursuant to which they converted certain BCH Preferred A-1 to BCH Class S Ordinary Units, which were then contributed to BCG in exchange for BCG Class A Common Units.
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
The following table provides additional information on the securities contributed and exchanged as part of the BCG Recapitalization by each of BHI, Bruce W. Schnitzer and Hicks Holdings Operating, LLC (dollars and units in thousands):

Name	Converted Capital Account Balance of BCH Preferred A-1	BCH Class S Ordinary Units Received	BCG Class B Units Received
BHI	$177,195	178	178
Bruce W. Schnitzer	988	1	1
Hicks Holdings Operating, LLC	13,222	14	14
Total	$191,405	193	193
The following table provides additional information on the securities contributed and exchanged as part of the BCG Recapitalization by each of Bruce W. Schnitzer and Richard W. Fisher (dollars and units in thousands):

Name	Converted Capital Account Balance of BCH Preferred A-1	BCH Class S Ordinary Units Received	BCG Class A Units Received
Bruce W. Schnitzer	$734	9	9
Richard W. Fisher	1,722	10	10
Total	$2,456	19	19
As part of the conversion to BCG Class A Common Units, additional value of approximately $15.0 million was provided to certain holders who were members of our Board at the time of conversion. The additional value was accounted for as compensation, which resulted in stock-based compensation expense of $15.0 million during the fiscal year ended March 31, 2024.
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
As of March 31, 2025, there were 24,699,725 Warrants outstanding with a fair value of $0.2 million, included in the warrants liability line item on the consolidated statements of financial condition. During the years ended March 31, 2025 and 2024, gains of nominal and $2.5 million, respectively, were recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.

5.    Investments, at Fair Value
Investments held by Ben or held by the Customer ExAlt Trusts are comprised of investments in alternative assets, public equity securities, debt securities, and other equity securities and interests (including those of a related party). The composition of investments recorded at fair value by holder is included in the table below (in thousands):

	March 31, 2025		March 31, 2024
	Ben	Customer ExAlt Trusts	Ben	Customer ExAlt Trusts
Alternative assets	$—	$259,113	$—	$293,916
Public equity securities	—	4,065	—	4,897
Debt securities available-for-sale	—	1,687	—	2,962
Other equity securities and interests	—	26,506	6	27,338
Total investments, at fair value	$—	$291,371	$6	$329,113
Investments in Alternative Assets held by the Customer ExAlt Trusts
The investments in alternative assets are held, either through direct ownership or through beneficial interests, by certain of the Customer ExAlt Trusts and consist primarily of limited partnership interests in various alternative investments, including private equity funds. These alternative investments are valued using NAV as a practical expedient. Changes in the NAV of these investments are recorded in investment income (loss), net in our consolidated statements of comprehensive income (loss). The investments in alternative assets provide the economic value that ultimately collateralizes the ExAlt Loans that Ben Liquidity originates with the Customer ExAlt Trusts in liquidity transactions and any associated fees due from the Customer ExAlt Trusts. The decrease in investments in alternative assets since March 31, 2024, was primarily driven by $30.4 million in distributions and downward adjustments of NAV as reported by the investment managers or general partners.
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

Portfolio Information
Our portfolio of alternative asset investments, held by certain of the Customer ExAlt Trusts by asset class of each fund as of March 31, 2025 and 2024, is summarized below (in thousands):

	Alternative Investments Portfolio Summary
	March 31, 2025		March 31, 2024
Asset Class	Carrying Value	Unfunded Commitments	Carrying Value	Unfunded Commitments
Private Equity	$120,008	$34,252	$116,462	$38,401
Venture Capital	109,361	1,324	139,495	2,548
Natural Resources	12,691	2,663	17,553	3,340
Private Real Estate	6,454	2,777	8,760	2,907
Hedge Funds	3,931	245	6,095	245
Other(1)	6,668	383	5,551	382
Total	$259,113	$41,644	$293,916	$47,823
(1)    “Other” includes earnouts, escrow, net other assets, and private debt strategies.
As of March 31, 2025, the Customer ExAlt Trusts collectively had exposure to 213 professionally managed alternative asset investment funds, comprised of 713 underlying investments, 91 percent of which are investments in private companies.
Public Equity Securities
Investment in public equity securities primarily represents ownership by certain of the Customer ExAlt Trusts in public companies. These investments are carried at fair value, which is determined using quoted market prices. Any realized gains and losses are recorded on a trade-date basis. Realized and unrealized gains and losses are recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). As of March 31, 2025 and March 31, 2024, the fair value of investments in public equity securities was $4.1 million and $4.9 million, respectively. On August 1, 2023, GWG Holdings’ plan of reorganization was declared effective, and the public equity securities held by the Company related to GWG Holdings were transferred to equity interests in the GWG Wind Down Trust (as defined herein). The interests in the GWG Wind Down Trust are reflected as an investment in other equity securities and interests. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
Put Options
On April 1, 2022, Ben, through CT Risk Management, L.L.C. (“CT”), made aggregate payments of $5.0 million to purchase put options in the S&P 500 Index with an aggregate notional amount of $141.3 million. On April 27, 2022, CT sold an equity interest for $2.4 million to the third-party involved in a participation loan transaction described in Note 10 and utilized the proceeds to purchase additional put options similar to the put options purchased on April 1, 2022. The put options were sold in September 2023 for $1.0 million, resulting in a recognized loss of $0.7 million.
The put options were carried at fair value, which is determined using quoted market prices. Any realized gains and losses are recorded on a trade-date basis. Realized and unrealized gains and losses were recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss).
No put options were held as of March 31, 2025 and 2024. For the year ended March 31, 2024, Ben recognized net losses of $3.0 million on the put options, of which approximately $2.0 million is attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
Debt Securities Available-for-Sale
As of March 31, 2025 and 2024, investments in debt securities represent ownership in privately held debt securities. Investments in debt securities are classified and accounted for as available-for-sale, with unrealized gains and losses presented as a separate component of equity under the accumulated other comprehensive income (loss) line item.
Prior to August 1, 2023, investments in debt securities also included ownership in corporate debt securities, specifically, L Bonds of GWG Holdings (“L Bonds”) held by certain of the Customer ExAlt Trusts. The L Bonds had a maturity date of August 8, 2023. However, upon the effectiveness of GWG Holdings’ plan of reorganization on August 1, 2023, the investments in L Bonds converted to equity interests in the GWG Wind Down Trust, which are reflected in other equity securities and interests as of March 31, 2025 and 2024.

The amortized cost, estimated fair value, and unrealized gains and losses on investments in debt securities classified as available-for-sale as of March 31, 2025 and 2024 are summarized as follows:

	March 31, 2025
(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Other debt securities	$2,685	$—	$(998)	$1,687
Total available-for-sale debt securities	$2,685	$—	$(998)	$1,687

	March 31, 2024
(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Other debt securities	$2,685	$1,337	$(1,060)	$2,962
Total available-for-sale debt securities	$2,685	$1,337	$(1,060)	$2,962
The table below indicates the length of time individual debt securities have been in a continuous loss position as of March 31, 2025 and 2024:

	March 31, 2025		March 31, 2024
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other debt securities:
Less than twelve months	$—	$—	$—	$—
Twelve months or longer	1,687	998	1,964	1,060
Total available-for-sale debt securities with unrealized losses	$1,687	$998	$1,964	$1,060
The noncredit-related portion of the net unrealized losses of $0.3 million and $4.1 million for the years ended March 31, 2025 and 2024, respectively, was recognized as a component of accumulated other comprehensive income (loss).
During the year ended March 31, 2025, the Company determined there was a $1.0 million credit-related loss on its investment in debt securities available-for-sale. During the year ended March 31, 2024, the Company determined there was no credit-related loss on its investment in debt securities available-for-sale.
The following table is a rollforward of credit-related losses recognized in earnings for the periods presented below:

	Year Ended March 31,
(Dollars in thousands)	2025	2024
Balance, beginning of period	$31,290	$31,290
Credit related losses not previously recognized	998	—
Increase in amounts previously recognized	—	—
Balance, end of period	$32,288	$31,290
The contractual maturities of available-for-sale debt securities as of March 31, 2025 and 2024 are as follows:

	March 31, 2025		March 31, 2024
(Dollars in thousands)	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Due in one year or less	$1,687	$1,687	$1,687	$1,964
No fixed maturity	998	—	998	998
	$2,685	$1,687	$2,685	$2,962
Other Equity Securities and Interests
Ben and certain of the Customer ExAlt Trusts hold investments in equity securities of private companies measured based on quoted prices for similar assets in active markets, including those of the GWG Wind Down Trust. On August 1, 2023, GWG

Holdings’ plan of reorganization was declared effective and our investments in its common stock and L Bonds (previously accounted for as public equity securities and available-for-sale debt securities, respectively) were then transferred to an investment in the GWG Holdings Wind Down Trust. The fair value of these equity interests was nominal and $0.6 million as of March 31, 2025 and 2024, respectively. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
Additionally, certain of the Customer ExAlt Trusts hold investments in equity securities that do not have a readily determinable fair value. These equity securities are measured using the measurement alternative for equity investments that do not have readily determinable fair values at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The value of these equity securities was $26.5 million and $26.8 million as of March 31, 2025 and 2024, respectively. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein, which reflects any upward or downward adjustments to these equity securities for the periods presented herein. During the year ended March 31, 2024, an impairment of $37.8 million was recognized, which is reflected in the gain (loss) on financial instruments, net line item on the consolidated statements of comprehensive income (loss). This impairment primarily relates to a new investment that was entered into during the third quarter, that was subsequently written off in the fourth quarter. There were no impairments to these equity securities during the year ended March 31, 2025.
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
•Level 3 - Valuations for instruments with inputs that are significant and unobservable are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such instruments.
This hierarchy requires the use of observable market data when available. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Investments that are valued using NAV as a practical expedient are excluded from this hierarchy.
As of March 31, 2025 and 2024, the fair value of these investments using the NAV per share practical expedient was $259.1 million and $293.9 million, respectively. During the years ended March 31, 2025 and 2024, we recognized a loss of $6.5 million and a gain of $4.8 million, respectively, from changes in NAV, which are recorded within the investment income (loss), net, line item of our consolidated statements of comprehensive income (loss).

Financial instruments on a recurring basis
The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, on March 31, 2025 and 2024 are presented below.

	As of March 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Public equity securities	$4,065	$—	$—	$4,065
Other equity interests	—	5	—	5
Debt securities available-for-sale, other	—	—	1,687	1,687
Liabilities:
Warrants liability	180	47	—	227

	As of March 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Public equity securities	$4,897	$—	$—	$4,897
Other equity interests	—	558	—	558
Debt securities available-for-sale, other	—	998	1,964	2,962
Liabilities:
Warrants liability	178	—	—	178
Prepaid forward liability	14	—	—	14
A reconciliation of gain (loss) on financial instruments, net for each of the periods presented herein is included in the tables below (in thousands):

	Year Ended March 31,
	2025	2024
Public equity securities:
Related party equity securities	$—	$(3,702)
Other public equity securities	(831)	(237)
Put options	—	(3,023)
Loss on issuance of convertible debt and warrants to Yorkville	(2,307)	—
Convertible debt	100	—
Warrants liability	1,732	2,477
Prepaid forward liability	14	(14)
Derivative liability	—	1,581
Other equity securities and interests:
Related party, fair value using quoted market prices of similar assets in active market(1)	(552)	(63,755)
Other, without a readily determinable fair value	(398)	(37,848)
Gain (loss) on financial instruments, net	$(2,242)	$(104,521)
(1) Includes realized net gains of $13.7 million related to the Company’s previously classified available-for-sale debt securities upon reclassification from accumulated other comprehensive income during the year ended March 31, 2024.
The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:
Investment in other equity securities and interests
As of March 31, 2025 and 2024, the fair value of these equity interests is calculated using quoted prices for similar instruments observed in the equity capital markets and is classified as a Level 2 investment in the fair value hierarchy.

Investment in debt securities available-for-sale
Other debt securities. The fair value of these debt securities is calculated using the market approach adjusted for the recoverability of the security. The following table provides quantitative information about the significant unobservable inputs used in the fair value measure of the Level 3 other debt securities (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range	Weighted Average
March 31, 2025	$1,687	Market Approach	Enterprise value-to-revenue multiple	0.2x – 18.9x	1.75x
March 31, 2024	$1,964	Market Approach	Enterprise value-to-revenue multiple	0.2x – 18.9x	1.77x
The following table reconciles the beginning and ending fair value of our Level 3 other debt securities:

	Year Ended March 31,
(Dollars in thousands)	2025	2024
Beginning balance	$1,964	$2,078
Gains (losses) recognized in accumulated other comprehensive income (loss)(1)	(277)	(114)
Ending balance	$1,687	$1,964
(1) Recorded in unrealized gain (loss) on available-for-sale debt securities.
Convertible Debt
During the current fiscal year, the Company issued convertible debentures to Yorkville as discussed in Note 10 whereby the Company elected to account for the convertible debentures using the fair value option of accounting. The Company estimated the fair value of the convertible debentures based on assumptions used in the Monte Carlo simulation model, which was considered a Level 3 fair value measure. The convertible debentures were fully repaid prior to March 31, 2025.
The following is a summary of the change in the fair value of the convertible debentures for the years ended March 31, 2025 and 2024:

(Dollars in thousands)	Year Ended March 31,
	2025	2024
Beginning fair value	$—	$—
Additions during the period	4,100	—
Payments in cash during the period	(4,000)	—
Changes in fair value during the period	(100)	—
Ending fair value	$—	$—
As the fair value of the freestanding instruments identified with each issuance of the convertible debentures exceeded the proceeds, a loss on each issuance of the convertible debentures was recognized. Refer to Note 10 for further information.
Warrants
As part of the transactions with Yorkville related to the convertible debentures discussed in Note 10, the Company also issued warrants to purchase our Class A common stock. These warrants are liability classified and subject to periodic remeasurement. The fair value of these warrants issued to Yorkville are measured using the Black-Scholes option pricing model. The key inputs used in the valuation as of the end of the reporting period are: expected terms (in years) - 2.35 to 2.62; stock price - $0.31; exercise price - $2.63; expected volatility - 90.1%; expected dividend rate - 0.0%; and risk-free rate - 3.70%.
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
The derivative liability was extinguished along with its related debt on October 18, 2023, as discussed in Note 10.
The following table reconciles the beginning and ending fair value of our Level 3 derivative liability:

	Year Ended March 31,
(Dollars in thousands)	2025	2024
Beginning balance	$—	$3,513
Gains recognized in earnings(1)	—	(1,581)
Gain recognized in loss on extinguishment of debt, net	—	(1,932)
Ending balance	$—	$—

(1) Recorded in (gain) loss on financial instruments, net.
There have been no transfers between levels for any assets or liabilities recorded at fair value on a recurring basis or any changes in the valuation techniques used for measuring the fair value as of March 31, 2025 and 2024, respectively.
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
The value of these equity securities was $26.5 million and $26.8 million as of March 31, 2025 and 2024, respectively. Additionally, through March 31, 2025, one security has cumulative upward adjustments of $10.8 million based upon observable price changes, which was based on a then recent equity offering and stock to stock transactions. The cumulative upward adjustments occurred in fiscal year 2023. No significant adjustments were made during the years ended March 31, 2025 and 2024.
There were no other assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2025 and 2024.
Goodwill
During each of the fiscal quarters of 2025 and 2024, primarily as a result of a significant, sustained decline in our Class A common stock price and the Company’s related market capitalization, we concluded that it was more likely than not that the fair value of each of our reporting units with goodwill were below their respective carrying amounts, which resulted in us performing interim impairment assessments. As a result, we wrote the carrying value of each reporting unit with goodwill down to its estimated fair value and recognized a non-cash goodwill impairment charge of $3.7 million and $2.4 billion for the years ended March 31, 2025 and 2024, respectively, which is reflected in loss on impairment of goodwill in the consolidated statements of comprehensive income (loss). Prior to the goodwill impairment recorded during the first quarter of fiscal 2024, the Company had not previously recorded any impairments of goodwill.
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
The discount rates used for each reporting unit ranged from 24.8% to 29.3% for the June 30, 2023, September 30, 2023, December 31, 2023 and March 31, 2024 impairment assessments. The discount rates used for each reporting unit ranged from 28.0% to 29.3% for the June 30, 2024, September 30, 2024, December 31, 2024 and March 31, 2025 impairment assessments. The Company applied a terminal year long-term growth rate of 3.0% for each reporting unit during each of the interim impairment assessments. Remaining goodwill at March 31, 2025 relates to Ben Custody and Ben Markets.

Subsequent to the impairment analysis as of March 31, 2025, there was $0.2 million of reporting unit fair value over carrying value for Ben Custody and approximately $0.6 million of reporting unit fair value over carrying value for Ben Markets.
The change in goodwill at each reporting unit for the years ended March 31, 2025 and 2024 is included in Note 8.
There were no other assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2025 and 2024.
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
The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value as of March 31, 2025 and 2024, were as noted in the table below:

	As of March 31, 2025
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$1,346	$1,346
Restricted cash	1	—	—
Financial liabilities:
Debt due to related parties, net	2	117,896	143,260
Accounts payable and accrued expenses	1	156,770	156,770

	As of March 31, 2024
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$7,913	$7,913
Restricted cash	1	64	64
Financial liabilities:
Debt due to related parties, net	2	120,505	129,327
Accounts payable and accrued expenses	1	157,157	157,157

7.    Fixed Assets
Fixed assets are included in other assets in the consolidated statements of financial condition and consist of the following:

(Dollars in thousands)	March 31, 2025	March 31, 2024
Computer hardware and software	$12,861	$11,864
Buildings	188	188
Furniture, fixtures, and equipment	109	139
Leasehold improvements	23	109
Other	73	73
Fixed assets, gross	13,254	12,373
Accumulated depreciation and amortization	(11,801)	(10,327)
Internal use software in process	279	282
Fixed assets, net	$1,732	$2,328
Depreciation and amortization expense related to fixed assets was $1.7 million and $3.8 million, for the years ended March 31, 2025 and 2024, respectively. The majority of our depreciation and amortization expense is related to the amortization of capitalized computer software costs, which was $1.6 million and $3.7 million, for the years ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and 2024, the unamortized computer software costs were $1.2 million and $1.8 million, respectively.
8.    Goodwill and Other Intangibles
The following tables present activity in the Company’s goodwill and finite-lived and indefinite-lived intangible assets for the years ended March 31, 2025 and 2024.

(Dollars in thousands)	March 31, 2024	Impairment	March 31, 2025	Amortization Period
Goodwill
Ben Custody	$10,896	$(3,427)	$7,469	Indefinite
Ben Markets	2,710	(265)	2,445	Indefinite
Total goodwill	13,606	(3,692)	9,914	Indefinite
Insurance license	3,100	—	3,100	Indefinite
Total goodwill and intangible assets	$16,706	$(3,692)	$13,014

(Dollars in thousands)	March 31, 2023	Impairment	March 31, 2024	Amortization Period
Goodwill
Ben Liquidity	$1,725,880	$(1,725,880)	$—	Indefinite
Ben Custody	594,219	(583,323)	10,896	Indefinite
Ben Insurance	37,942	(37,942)	—	Indefinite
Ben Markets	9,885	(7,175)	2,710	Indefinite
Total goodwill	2,367,926	(2,354,320)	13,606	Indefinite
Insurance license	3,100	—	3,100	Indefinite
Total goodwill and intangible assets	$2,371,026	$(2,354,320)	$16,706
Barring a triggering event that suggests possible impairment, the Company conducts impairment tests for goodwill and indefinite-lived assets during the fourth quarter each fiscal year, using generally accepted valuation methods. The Company conducts its annual impairment test on January 1 of each fiscal year.
As previously discussed in Note 6, during each of the fiscal quarters of 2024 and 2025, primarily as a result of significant, sustained declines in our Class A common stock price and the Company’s related market capitalization, we concluded that it was more likely than not that the fair value of our reporting units was below their carrying amount. This resulted in us performing interim impairment assessments each fiscal quarter during fiscal years 2024 and 2025. As a result, during fiscal

2024 and 2025, we wrote the carrying value of the Ben Liquidity, Ben Custody, Ben Insurance, and Ben Markets reporting units down to their estimated fair value and recognized cumulatively during fiscal 2024 and 2025 a non-cash goodwill impairment charge of $2.4 billion and $3.7 million, respectively, which is reflected in loss on impairment of goodwill in the consolidated statements of comprehensive income (loss). Prior to the goodwill impairment recorded during the prior fiscal year, the Company had not previously recorded any impairments of goodwill.
For each impairment assessment during fiscal quarters of 2024 and 2025, the Company computed the fair value of each reporting unit by computing the overall enterprise value of the Company by valuing its various equity instruments, primarily based on the Class A common stock price per share. The overall enterprise value was allocated to each reporting units using the discounted cash flow method to estimate the relative value of each reporting unit based on their future cash flows using a multi-year forecast, and a terminal value calculated using a long-term growth rate that was informed based on our industry, analyst reports of a public company peer set, current and expected future economic conditions and management expectations. The discount rate used to discount these future cash flows was determined using a capital asset pricing model based on the market value of equity of a public company peer set, adjusted for risk characteristics and expectations specific to the reporting unit, combined with an assessment of the cost of debt.
Finally, management has determined that none of the Company’s goodwill is deductible for tax purposes.
9.    Other Assets and Other Liabilities
The following table details the components of other assets:

(Dollars in thousands)	March 31, 2025	March 31, 2024
Insurance reimbursable receivable, net (Note 20)	$39,574	$2,840
Promissory notes receivable	5,517	5,515
Allowance for promissory notes receivable and other receivables	(5,517)	(5,515)
Loan fee receivable	2,932	2,932
Prepaid expenses	2,367	4,054
Fixed assets (Note 7)	1,732	2,328
Distribution receivables	348	—
Deferred costs of equity offering	—	343
Other assets	2,191	2,202
Total Other assets, net	$49,144	$14,699
Promissory Notes Receivable
There are amounts due under two promissory note agreements for funds advanced outside of our normal liquidity arrangements with and original principal balances of $2.5 million and $0.9 million as of March 31, 2025 and 2024. The $2.5 million note bears interest at 9.0% per annum and was paid-in-kind by adding to the outstanding principal. The $0.9 million note bears interest at the lesser of 18% or the mid-term federal rate (360 day year) and was paid-in-kind by adding to the outstanding principal. The interest rate was 5.0% per annum as of March 31, 2025 and 5.0% per annum as of March 31, 2024. Both promissory note agreements matured in April 2024. The Company is negotiating with the counterparty on potentially extending these note agreements or otherwise coming to a resolution on these outstanding balances. Total principal and interest due for both promissory notes as of March 31, 2025 and 2024 was $5.5 million and $5.5 million, respectively. As of March 31, 2025 and 2024, reserves related to these receivables were $5.5 million and $5.5 million, respectively.
The following table details the components of other liabilities:

(Dollars in thousands)	March 31, 2025	March 31, 2024
Accrued interest on debt due to related parties (Note 16)	$19,360	$9,740
Deferred upfront fees	2,242	2,717
Interest commitments	1,542	18,243
Deferred tax liability (Note 15)	80	—
Other	1,157	1,027
Total Other liabilities	$24,381	$31,727

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
During the year ended March 31, 2025, the Company executed a letter agreement with one of the counterparties which released the Company for a portion of the interest commitment. At the time of the execution of the letter agreement, the interest commitment with the counterparty was approximately $19.2 million. This resulted in the recognition of a gain that is reflected in the (gain) loss on liability resolution line item of the consolidated statement of comprehensive income (loss) for the year ended March 31, 2025.
Interest expense of $2.5 million and $4.7 million was recognized during the years ended March 31, 2025 and 2024, respectively. Accrued interest on this commitment is reflected in other liabilities. No amount of accrued interest has been paid through March 31, 2025.
10.    Debt
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

The loan agreement included a contingent interest feature whereby additional interest could be owed up to a maximum rate of 21% under certain circumstances, dependent principally on the cash flows generated by the pro rata portion of the underlying collateral. As the contingent interest feature was not based on creditworthiness, such feature was not clearly and closely related to the host instrument and was therefore bifurcated and recognized as a derivative liability with a resulting debt discount at inception. The change in fair value of the contingent interest derivative liability resulted in net gains of nil and $1.6 million that is reflected in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss) for the years ended March 31, 2025 and 2024, respectively. The amortization of the debt discount, which is reflected as a component of interest expense in the consolidated statements of comprehensive income (loss), was nil and $0.6 million for the years ended March 31, 2025 and 2024, respectively.
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
The Convertible Debentures do not bear interest, subject to a potential increase to 18.0% per annum (or the maximum amount permitted by applicable law) upon the occurrence of certain events of default. The Convertible Debentures matured on February 6, 2025 (the “Maturity Date”). The Convertible Debentures were fully repaid by the Maturity Date. The Convertible Debentures were convertible at the option of the holder into Class A common stock equal to the applicable Conversion Amount (as in the Convertible Debenture) divided by $3.018 (the “Conversion Price”). The maximum amount of shares issuable upon conversion of the Convertible Debentures is 1,325,382. No amount of the Convertible Debentures was converted into shares of the Company’s Class A common stock.
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
The Company elected to account for the Convertible Debenture under the fair value option of accounting upon issuance. At each issuance date, the proceeds were allocated to all freestanding instruments recorded at fair value. As the fair value of the freestanding instruments exceeded the proceeds on each issuance date, an aggregate loss of $2.3 million was recognized for the year ended March 31, 2025 in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). As of March 31, 2025, the fair value of the Convertible Debenture was nil.
The primary reason for electing the fair value option is for simplification of accounting for the Convertible Debenture at fair value in its entirety versus bifurcation of the embedded derivatives. The fair value was determined using a Monte Carlo valuation model. Refer to Note 6 for further information on the Convertible Debentures.
The Yorkville Warrants were required to be classified as a liability and are subject to periodic remeasurement. The fair value on each date of issuance, measured using the Black-Scholes option pricing model, was approximately $1.3 million for the Yorkville Warrants issued at the First Closing and approximately $0.5 million for the Yorkville Warrants issued at the Second Closing. The key inputs used in the valuation as of the initial valuation date for the First Closing were: expected terms (in years) - 3.0; stock price - $2.63; exercise price - $2.63; expected volatility - 130.2%; expected dividend rate - —%; and risk-free rate - 3.58%. The key inputs used in the valuation as of the initial valuation date for the Second Closing were: expected terms (in years) - 3.0; stock price - $1.29; exercise price - $2.63; expected volatility - 108.9%; expected dividend rate - —%; and risk-free rate - 4.02%.

11.    Debt Due to Related Parties
As of March 31, 2025 and 2024, the Company’s debt due to related parties consisted of the following:

(Dollars in thousands)	March 31, 2025	March 31, 2024
First Lien Credit Agreement	$21,260	$21,264
Second Lien Credit Agreement	72,983	72,996
Term Loan	22,000	25,000
Other borrowings	2,292	2,180
Unamortized debt discount, net	(639)	(935)
Total debt due to related parties	$117,896	$120,505
First and Second Lien Credit Agreements
On August 13, 2020, Ben, through its subsidiary Beneficient Capital Company II, L.L.C. (formerly known as Beneficient Capital Company, L.L.C.) (“BCC”), executed the Second Amended and Restated First Lien Credit Agreement (“First Lien Credit Agreement”) and the Second Amended and Restated Second Lien Credit Agreement (“Second Lien Credit Agreement”) collectively, (the “Second A&R Agreements”) with its lender, HCLP Nominees, L.L.C (“HCLP”), to amend its First Lien Credit Agreement and Second Lien Credit Agreement dated September 1, 2017 and December 28, 2018, respectively. The Second A&R Agreements have been further amended from time to time to extend the maturity date and defer principal and interest payments, among other things. In connection with certain of the amendments to the Second A&R Agreements, Ben agreed to pay extension fees on a percentage of the amount outstanding under the credit agreements as of the date of the respective amendment.
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
On July 12, 2023, BCH, entered into (a) that certain Amendment No. 7 to the First Lien Amendment, which amended the First Lien Credit Agreement, and (b) that certain Amendment No. 7 to Second Lien Amendment (together with the First Lien Amendment, the “Seventh Amendments”), which amended the Second Lien Credit Agreement, each among BCH, HCLP and the other parties thereto. Among other things, the Seventh Amendments (i) modified the interest rate to a fixed rate of 9.5%, (ii) extended the maturity dates of the First Lien Amendment and the Second Lien Amendment to September 15, 2024 and September 15, 2027, respectively, and (iii) agreed to installment payments on the First Lien Amendment of $5.0 million on each of March 29th, June 28th, September 29th, and December 29th of each year for so long as the obligations remain outstanding, and so long as such payments do not cause a going concern. No payments will be made on the Second Lien Amendment until the obligations on the First Lien Amendment have been fully satisfied. Effective on July 31, 2024, the maturity date of the First Lien Credit Agreement was extended from September 15, 2024 to February 1, 2025, and certain mandatory prepayment obligations thereunder were waived by HCLP until February 1, 2025. On January 31, 2025, these terms were further extended to February 8, 2025 and then on February 8, 2025 the terms were extended to February 15, 2025. Furthermore, effective as of March 1, 2025, the Company’s obligations under the First Lien Credit Agreement were waived by HCLP through April 1, 2025, and the maturity date of the First Lien Credit Agreement was extended through April 1, 2025. These terms were then extended through April 7, 2025 and again through April 14, 2025.
No payments of principal or interest have been made on the First Lien or Second Lien Credit Agreements since an interest payment made in March 2023. Accrued interest on the First Lien or Second Lien Credit Agreements of $18.6 million as of March 31, 2025 and $9.5 million as of March 31, 2024 is included in other liabilities in the consolidated statement of financial condition.
As part of the Seventh Amendments, Ben agreed to pay fees totaling approximately $0.1 million. During the years ended March 31, 2025 and 2024, no deferred financing costs were paid to HCLP. As of March 31, 2025 and 2024, the unamortized premium related to the Second A&R Agreements was $0.3 million and $0.5 million, respectively. Through March 31, 2025, all required principal and interest payments due under the Second A&R Agreements have been paid.
In connection with the Second A&R Agreements, Beneficient Holdings, Inc. (“BHI”), which owns a majority of the BCH Class S Ordinary Units, BCH Preferred A-1, and FLP Subclass 1 Unit Accounts issued by BCH, will grant certain tax-related concessions to HCLP as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5.0% of BHI’s BCH Preferred A-1, which will be held by HCLP, may convert to BCH Preferred A-0. In addition, recipients of a grant of BCH Preferred A-1 from BHI will have the right to put an amount of BCH Preferred A-1 to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred A-1 from BHI. No such liability existed as of March 31, 2025 and 2024.
The Second A&R Agreements and ancillary documents contain covenants that (i) prevent Ben from issuing any securities senior to the BCH Preferred A-0 or BCH Preferred A-1; (ii) prevent Ben from incurring additional debt or borrowings greater than $10.0 million, other than trade payables, while the loans are outstanding; and (iii) prevent, without the written consent of HCLP, GWG Holdings from selling, transferring, or otherwise disposing of any BCH Preferred A-1 held as of May 15, 2020, other than to its subsidiary GWG DLP Funding V, LLC. GWG no longer holds any BCH Preferred A-1 Unit Accounts. Ben obtained consents for the Second A&R Agreements from HCLP in connection with the HH-BDH Credit Agreement (as defined below).
On April 14, 2025, the HCLP Loan purportedly matured, and on July 30, 2025, we received written notice (the “Notice”) from HCLP that events of default occurred with respect to the Second A&R Agreements. The Notice provided that, among other thing, (i) with respect to the First Lien Credit Agreement, a default occurred on April 14, 2025, and has been continuing at all times since that date through July 29, 2025, as a result of BCH’s failure to pay all outstanding obligations (including all principal and accrued interest on the loan made pursuant to the First Lien Credit Agreement) on April 14, 2025, and that such default constitutes an Event of Default (as defined in the First Lien Credit Agreement) (such default, the “First Lien Event of Default”) and (ii) with respect to the Second Lien Credit Agreement, a default also occurred on April 14, 2025, which has been continuing at all times since that date through July 29, 2025, as a result of the First Lien Event of Default, which also constitutes an Event of Default (as defined in the Second Lien Credit Agreement) pursuant to the Second Lien Credit Agreement (the “Second Lien Event of Default,” and together with the First Lien Event of Default, the “Specified Events of Default”).
The Notice also provided that, as a result of the Specified Events of Default, the outstanding principal amount of the loans under the Second A&R Agreements and all other amounts owing or payable under each credit agreement or under any other loan document was immediately due and payable (including, without limitation, all interest accrued through July 29, 2025, and all amounts owing under Section 9.04(b) of each credit agreement). Furthermore, the Notice also declared that Accrued Interest (as defined in the Second A&R Agreements), effective as of April 14, 2025, shall accrue on each calendar day on the outstanding amount of the loan under each Credit Agreement, after as well as before judgment, at a rate equal to 11.5% per annum and such accrued interest shall be payable on demand.
As a result of the Specified Events of Default, in accordance with Section 5(c)(i) of each certain security agreements executed in connection with the Second A&R Agreements, the Notice provides that the pledgors pursuant to such security agreements are prohibited from selling, transferring, exchanging, disposing of, or granting any option with respect to the following collateral and any related proceeds as of July 29, 2025: (i) the equity interests in the underlying investment funds, in each case together with the certificates (or other agreements or instruments), if any, representing such equity interests, and all options and other rights, contractual or otherwise, with respect thereto; (ii) the loans and loan agreements made to the funding trusts; (iii) the acquisition documents; (iv) all other accounts, chattel paper, documents, general intangibles, instruments, investment property, money, deposit accounts, goods, commercial tort claims, letters of credit, letter of credit rights and supporting obligations; (v) all proceeds of the property described in the foregoing clauses (i), (ii), (iii) and (iv); and (v) all books and records (including computer software and other records) pertaining to any of the foregoing.
Consistent with the assertions contained in the Notice, HCLP delivered certain letters to each of the Company entity guarantors and pledgors (including BCH, Ben Liquidity, and Beneficient USA, among others) requesting various remedies, including demands for payment of the outstanding obligations and the transfer of applicable HCLP loan collateral and any proceeds therefrom, pursuant to purported rights under the HCLP Loan Agreement. Additionally, HCLP delivered certain letters to Delaware Trust Company, as trustee of certain custody trusts (LT-1 – LT-28 Custody Trusts) that hold HCLP loan collateral, requesting various remedies including the transfer of their applicable HCLP loan collateral and any proceeds therefrom, pursuant to purported rights under the HCLP Loan Agreement. The Company has communicated with the non-Company recipients of the HCLP notices to relay the Company’s position.
On June 19, 2025, Mr. Heppner resigned from his position as CEO and Chairman of the Board of Directors following a request from the Company’s counsel, acting at the direction of the Audit Committee of the Board of Directors, for Mr. Heppner to sit for a formal interview regarding, among other things, his knowledge of certain documents and information concerning Mr. Heppner’s relationship to HCLP provided to the Company’s auditors in 2019. The interview request was made after the Company identified credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, knowing that these documents would be provided to the Company’s auditors. The Company is investigating additional information it has learned about other conduct by Mr. Heppner and other persons that purportedly controlled HCLP to determine the extent to which any of that conduct surrounding HCLP was fraudulent. On August 5, 2025, HCLP filed a summons with notice in the Supreme Court of the State of New York seeking a judgment against the Company for amounts owed under the HCLP Loan Agreement in addition to attorney’s fees and litigation costs. The summons with notice did not include a complaint and has not been served on the Company. No action is required by the Company until it has been served. In light of these circumstances, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including counter claims and litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP. The Company intends to vigorously pursue its claims regarding the validity of such purported indebtedness.
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
The Loans will mature on October 19, 2026, and all remaining outstanding principal amounts and accrued and unpaid interest thereon shall be due and payable on such date. As of March 31, 2025 and 2024, the unamortized discount related to the Term Loan was $0.9 million and $1.5 million, respectively.

Subsequent to March 31, 2025, we agreed to enter into an amendment to the term loan with HH-BDH to add an additional term loan of $850 thousand, which was used to provide working capital. Such negotiations remain in process as of the issuance date of these financial statements.
The Term Loan is secured in part by pledges of: (a) substantially all of the assets of the Borrower, (b) the Guarantor’s equity interests in the Borrower, (c) 97.5% of the equity interests held by The EP-00117 Custody Trust, a Delaware statutory trust known as the “Custody Trust,” in certain entities that hold interests in private investment funds, which, as of March 31, 2025 and 2024, represented approximately 41.9% and 41.5%, respectively, of all assets held by the Customer ExAlt Trusts and (d) certain deposit accounts.
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
Additionally, the HH-BDH Credit Agreement, as amended, contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross default of material indebtedness, bankruptcy-related defaults, judgment defaults, the occurrence of certain change of control events and the Class A common stock being suspended from trading for more than two consecutive days or delisting from Nasdaq. The occurrence of an event of default may result in the acceleration of repayment obligations with respect to any outstanding principal amounts and foreclosure on the collateral. As part of the Amendment, certain events of default resulting from the occurrence of the Acknowledged Defaults (as defined in the Amendment) were waived, provided that in the case of the expense reimbursement default, the Borrower must cure the expense reimbursement default upon the earlier of (i) November 1, 2024 and (ii) two business days following the effectiveness of Company’s registration statement for resale of the shares of Class A common stock, underlying the convertible debentures and warrants described in Note 10.
The Company has at times in late fiscal year 2025 and in subsequent periods been in default on certain of these requirements, including delayed interest and principal payments and noncompliance with the minimum monthly liquidity requirement, among others. As of the issuance date of these financial statements, the lender has not notified the Company that it intends to declare an event of default related to these defaults involving certain payment obligations, financial covenants, and information reporting requirements, and the Company is actively working with the lender on waivers related to these defaults along with an amendment to the HH-BDH Credit Agreement. Such negotiations remain in process as of the issuance date of these financial statements.
The events of default under the Second A&R Agreements described above triggered a cross default provision in the HH-BDH Credit Agreement. The Company timely notified HH-BDH of the cross default and, as of the issuance date of these financial statements, HH-BDH has not notified the Company that it intends to declare an event of default as its relates to the cross default provision of the HH-BDH Credit Agreement.
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

Aggregate maturities of principal, considering the existing events of default as described above, on the debt due to related parties for the next five fiscal years ending March 31 are as follows:

(Dollars in thousands)	Debt Due to Related Parties
2026	$118,535
2027	—
2028	—
2029	—
2030	—
12.    Share-based Compensation
As of March 31, 2025 and 2024, the Company has outstanding share-based awards under the Beneficient Management Partners, L.P. (“BMP”) Equity Incentive Plan (the “BMP Equity Incentive Plan”), the Beneficient 2023 Long Term Incentive Plan (the “2023 Incentive Plan”), and BCH Preferred A-1, as more fully described below.
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
BMP Equity Incentive Plan
The Board of Directors of Ben Management, Ben’s general partner prior to the Conversion, adopted the BMP Equity Incentive Plan in 2019. Under the BMP Equity Incentive Plan, certain directors and employees of Ben are eligible to receive equity units in BMP, an entity affiliated with the Board of Directors of Ben Management, in return for their services to Ben. The BMP equity units eligible to be awarded to employees is comprised of BMP’s Class A Units and/or BMP’s Class B Units (collectively, the “BMP Equity Units”). As of March 31, 2025, the Board has authorized the issuance of up to 119,000,000 units each of the BMP Equity Units. All awards are classified in equity upon issuance.
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
There were no BMP Equity Units granted during the years ended March 31, 2025 and 2024.
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
During the third calendar quarter of 2020, 6,438 units were granted to a director subject to a performance condition. The performance condition was met upon public listing in June 2023 and expense for vested units was recognized in June of 2023 in the amount of $5.2 million. The recognition of the remaining compensation cost will be recognized over the remaining vesting period. Total recognized compensation cost related to these awards for the years ended March 31, 2025 and 2024 is approximately $0.3 million and $6.1 million, respectively. The originally granted units were increased at a rate of one-to-1.25 units, or by 1,610 units, upon public listing and effectiveness of the 2023 Incentive Plan. All compensation cost related to this award was recognized by September 30, 2024.
2023 Incentive Plan
On June 6, 2023, the Company’s Board adopted the 2023 Incentive Plan, which was approved by the Company’s stockholders. Under the 2023 Incentive Plan, Ben is permitted to grant equity awards in the form of restricted stock units (“RSUs”), stock options, and other types of awards. Subject to certain adjustments, the aggregate number of shares of Class A common stock expected to be issuable under the 2023 Incentive Plan in respect of awards will be equal to 15% of the aggregate number of fully diluted shares issued and outstanding, subject to quarterly adjustment. Settled awards under the 2023 Incentive Plan dilute common stockholders. All awards are classified in equity upon issuance.
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
During the year ended March 31, 2025, 817,619 RSUs were awarded to certain employees of the Company, which fully vested on the date of grant. The Company expensed the full grant date fair value of the RSUs of approximately $2.4 million during the year ended March 31, 2025. Additionally, during the year ended March 31, 2025, the Company granted two directors (i) 100,000 stock options, each with an exercise price of $1.23 and $0.82 per share of Class A common stock, which vest ratably over two years, and (ii) 138,212 and 207,317 RSUs, which vest ratably over one year. The stock options have a grant date fair value of $0.97 and $0.78, calculated using a Black Scholes option pricing model.
Preferred Equity
On April 1, 2022, a certain director was assigned BCH Preferred A-1 with a grant date of December 31, 2021 and having an account balance of $5.7 million (the “Initial Grant”). Further, effective as of April 3, 2022, the director was assigned additional BCH Preferred A-1 (the “Additional Grant” and together with the Initial Grant, the “BHI Grants”) with a grant date of December 31, 2021 and having an account balance of $3.8 million. The Initial Grant is subject to a service condition, which requires compensation cost to be recognized over the explicit, substantive service vesting period that extends after the grant date. The Additional Grant was fully vested upon issuance.
In order to provide that certain director with cash to cover any tax liability arising from the BHI Grants, BCH and the director entered into a Unit Account Redemption Agreement, effective as of April 3, 2022, whereby BCH was required to purchase and redeem from that certain director all of the BCH Preferred A-1 granted to the director pursuant to the BHI Tax Grant for a purchase price of $3.8 million, in cash. Such redemption occurred in full on June 10, 2022.
Commissions
Certain of our employees’ commission compensation is paid in the form of common stock. Such shares granted to employees are subject to service-based vesting conditions over a multi-year period from the recipient’s grant date. Awards granted through June 8, 2023 were also subject to a performance condition, which was met on June 8, 2023 when Ben became publicly listed.

The following table summarizes the award activity, in units, for the BMP and Ben Equity Incentive Plans during the years ended March 31, 2025 and 2024:

	BMP		RSU
(units in thousands)	Units	Weighted Average Grant Date Fair Value per Unit	Units	Weighted Average Grant Date Fair Value per Unit
Balance, March 31, 2023	438	$9.94	22	$800.00
Granted during the period	—	—	51	218.40
Vested during the period	(287)	9.75	(40)	400.78
Forfeited during the period	(34)	10.18	(7)	397.28
Balance, March 31, 2024	117	$10.34	26	$375.47
Granted during the period	—	—	1,170	2.33
Vested during the period	(68)	10.11	(1,001)	6.81
Forfeited during the period	(25)	10.67	(3)	331.02
Balance, March 31, 2025	24	$10.67	192	$21.94
The following table presents the components of share-based compensation expense, included in employee compensation and benefits, recognized in the consolidated statements of comprehensive income (loss) for the years ended March 31, 2025 and 2024:

	Year Ended March 31,
(dollars in thousands)	2025	2024
BMP equity units	$383	$1,854
Restricted stock units	5,132	18,415
Preferred equity	—	858
Other(1)	134	17,976
Total share-based compensation	$5,649	$39,103
(1) The year ended March 31, 2024 includes $15.0 million of compensation recognized related to the BCG Recapitalization and $3.0 million recognized for equity based compensation issued to employees for Ben Liquidity transactions.
Unrecognized share-based compensation expense totaled $3.2 million as of March 31, 2025, which we expect to recognize based on scheduled vesting of awards outstanding at March 31, 2025. The following table presents the share-based compensation expense expected to be recognized over the next five fiscal years ending March 31 for awards outstanding as of March 31, 2025:

(dollars in thousands)	BMP	RSU	Total
2026	$151	$1,893	$2,044
2027	—	819	819
2028	—	345	345
2029	—	—	—
2030	—	—	—
Total	$151	$3,057	$3,208
Weighted-average period to be recognized	0.76	1.95
13.    Equity
Below is a description of the outstanding classes of the equity of the Company, including quasi-equity amounts that are required to be reported as temporary equity between the liabilities and equity sections on the consolidated statements of financial condition. As of March 31, 2025, the 9th Amended and Restated LPA of BCH (“BCH LPA”), as amended, and the articles of incorporation and bylaws of Beneficient, govern the terms of these equity securities, as applicable. The Company’s governing documents authorize the issuance of additional classes of equity. All equity interests of BCH are limited partnership interests.
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
On September 29, 2023, a resale registration statement on Form S-1 was declared effective by the SEC, thereby permitting sales of Class A common stock to Yorkville under the SEPA. This resale registration statement on Form S-1 was terminated on September 27, 2024. A new resale registration statement on Form S-1, registering approximately 200.1 million shares for resale under the SEPA, was declared effective by the SEC on November 12, 2024. Under the SEPA, during the year ended March 31, 2025, the Company sold a total of 3,921,407 of Class A common shares, for a total of $7.9 million in net proceeds. During the year ended March 31, 2024, the Company sold a total of 48,818 Class A common shares for a total of $1.3 million in net proceeds.
Preferred Stock:
Under the terms of our articles of incorporation, our Board is authorized to issue up to 250 million shares of preferred stock in one or more series. As of March 31, 2025, 50 million shares of preferred stock are designated as shares of Series A preferred stock and approximately 4.5 million are designated as Series B preferred stock pursuant to certificates of designation.
Series A Preferred Stock
As of March 31, 2025 and 2024, there were no shares of Series A preferred stock issued and outstanding, respectively.
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
Series B Preferred Stock
The Series B preferred stock has various subclasses, however, the general rights, preferences, privileges and restrictions of these equity securities are described below. Each of the Series B preferred stock has a par value of $0.001 per share. The most significant difference in the various subclasses of the Series B preferred stock pertains to the conversion rate and the mandatory conversion periods, both of which are described below. During fiscal year 2024, the Company issued Series B preferred stock comprising subclasses No. 1 through No. 4 in the amounts of 3,768,995; 200,000; 20,000; and 6,932 shares, respectively. During fiscal year 2025, the Company issued 136,193 shares of Series B-5 Resettable Convertible Preferred Stock, par value $0.001 per share (the “Series B-5”).
On October 3, 2023, 3,768,995 shares of Series B-1 preferred stock converted into 172,574 shares of Class A common stock at a price per share of approximately $218.40. No other Series B preferred stock has converted through March 31, 2025.
As of March 31, 2025 and 2024, there were a total of 363,125 and 226,932 shares of Series B preferred stock, issued and outstanding, respectively.
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
Optional Conversion. The conversion price is determined generally based on a volume weighted price of the Class A common stock at the time the Series B preferred stock is issued. The conversion price for the various subclasses of Series B preferred stock ranged from $0.69 to $436.80 (the “Conversion Price”). Each share of Series B preferred stock is convertible at the option of the holder thereof into a number of shares of Class A common stock that is equal to $10.00 divided by Conversion Price then in effect as of the date of such notice (the “Conversion Rate”). For Series B preferred stock subclasses No. 1 through No.4, the Conversion Price is subject to reset on certain dates (generally monthly) following the date of issuance of the Series B preferred stock, subject to adjustment, including the reset Conversion Price cannot adjust lower than 50% of the initial Conversion Price or generally, higher than the initial Conversion Price. For the Series B No. 5, the Conversion Price is subject only to customary adjustment and is otherwise fixed at $0.69. Based on the shares of Series B preferred stock outstanding as of March 31, 2025, the maximum number of Class A common shares that can be issued upon conversion of the Series B preferred stock is 2,127,472 shares.

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
Redeemable Noncontrolling Interests:
Preferred Series A Subclass 0 Unit Accounts
The BCH Preferred A-0 receives a quarterly guaranteed payment calculated as 6% of the BCH Preferred A-0’s initial capital account balance on an annual basis, or 1.50% per fiscal quarter. The BCH Preferred A-0 does not receive any allocations of profits, except to recoup losses previously allocated. The guaranteed payment to BCH Preferred A-0 is not subject to available cash and has priority over all other distributions made by BCH. BCH and the holders of the BCH Preferred A-0 entered into an agreement to defer the guaranteed payment to November 15, 2024; provided that such a guaranteed payment may be made prior to November 15, 2024 if the Audit Committee of the Board of Directors determines that making such payment, in part or in full, would not cause Ben to incur a going concern issue. As part of the proposed transactions to revise BCH’s liquidation priority described in Note 1, the guaranteed payment would be further deferred until November 15, 2025 on terms consistent with those described above if the proposed transactions are completed, however, with the resignation of Brad Heppner from his position as Chief Executive Officer and Chairman of the Board of Directors on June 19, 2025, we do not expect the transaction to be consummated on the terms set forth in the Master Agreement. Accordingly, the Company is exploring available alternative options, including renegotiating terms or not proceeding with the transaction. An entity controlled by Mr. Heppner holds the majority of the BCH Preferred A-0. No amounts have been paid to the BCH Preferred A-0 holders through March 31, 2025.
The guaranteed payment accrual totaled $55.5 million and $37.7 million as of March 31, 2025 and 2024, respectively, and is included in the accounts payable and accrued expenses line item of the consolidated statements of financial condition.
Additionally, the BCH Preferred A-0 has the ability under the BCH LPA to elect, by a majority of holders of BCH Preferred A-0, to receive a full return of capital senior to any other security if an event causing mandatory returns of capital occurs.
The BCH Preferred A-0 can be converted into BCH Class S Units at the election of the holder, at a price equal to the average of (i) $840.00, and (ii) the volume-weighted average closing price of Class A common stock for the twenty (20) days preceding the applicable exchange date; provided, that from the effectiveness of the BCH LPA through December 31, 2027, such conversion price shall not be less than $840.00.
Finally, a holder of BCH Preferred A-0, subsequent to January 1, 2023, may elect to require a redemption by BCH of up to 12.5% of his or her respective initial BCH Preferred A-0 capital account for any rolling twelve-month period; provided that such holder shall not be permitted to redeem more than 50% of such holder’s initial BCH Preferred A-0 capital account in the aggregate. Subsequent to January 1, 2023, if a holder of BCH Preferred A-0 continues to hold BCH Preferred A-1, such holder may elect on a quarterly basis to convert additional BCH Preferred A-1 held by such holder to BCH Preferred A-0 up to an amount equal to 12.5% of such holder’s initial BCH Preferred A-0 capital account; provided that such holder’s post-conversion capital account balance in respect of all BCH Preferred A-0 held by such holder does not exceed such holder’s initial BCH Preferred A-0 capital account.
On September 30, 2024, the BCH LPA was amended to re-designate fifty percent (50%) of the aggregate capital account balances in the BCH Preferred A-0 to the BCH Preferred A-0 Non-Redeemable. The remaining fifty percent (50%) of the capital account balances in the BCH Preferred A-0 Accounts remain redeemable. As a result of this redesignation, approximately $125.5 million of temporary equity was reclassified to permanent equity as of September 30, 2024. Also, on November 21, 2024, an additional $35.0 million of the BCH Preferred A-0 was re-designated to BCH Preferred A-0 Non-Redeemable. Subsequent to September 30, 2024, the redemption provisions described above for the BCH Preferred A-0 only relate to the portion of the capital account balance of BCH Preferred A-0 that is ultimately not re-designated to the BCH Preferred A-0 Non-Redeemable.
Starting on September 30, 2024 and for subsequent periods, the BCH Preferred A-0 Redeemable are recorded in the consolidated statements of financial condition in the redeemable noncontrolling interest line item and the BCH Preferred A-0

Non-Redeemable are recorded in the consolidated statements of financial condition in the noncontrolling interest line item. For periods prior to the September 30, 2024 re-designation, the BCH Preferred A-0 are recorded in the consolidated statements of financial condition in the redeemable noncontrolling interest line item.
The following table presents a rollforward of the redeemable noncontrolling interests for the years ended March 31, 2025 and 2024:

	Redeemable Noncontrolling Interests
(Dollars in thousands)	Preferred Series A-0*	Preferred Series A-1	Total Redeemable Noncontrolling Interests
Balance, March 31, 2023	251,052	699,441	950,493
Net income (loss)	16,793	—	16,793
Reclass of BCH Preferred A-1 from temporary to permanent equity	—	(699,441)	(699,441)
BCH Preferred Series A-0 Unit Accounts guaranteed payment accrual	(16,793)	—	(16,793)
Balance, March 31, 2024	251,052	—	251,052
Net income (loss)	12,394	—	12,394
Reclass of BCH Preferred A-0 from temporary to permanent equity	(160,526)	—	(160,526)
BCH Preferred Series A-0 Unit Accounts guaranteed payment accrual	(12,394)	—	(12,394)
Balance, March 31, 2025	$90,526	$—	$90,526
*For periods after September 30, 2024, the balance noted represents the BCH Preferred A-0 Redeemable due to the redesignation described above.
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

The following table presents a rollforward of the noncontrolling interests for the years ended March 31, 2025 and 2024:

	Noncontrolling Interests
(Dollars in thousands)	Trusts	BCH Class S Ordinary	BCH Class S Preferred	BCH Preferred Series A-0 Non-Redeemable	BCH Preferred Series A-1	BCH Preferred Series C	Class A of CT	Total Noncontrolling Interests
Balance, March 31, 2023	$(118,299)	$52,560	$856	$—	$—	$205,759	$1,337	$142,213
Net income (loss)	(44,175)	(48,676)	(856)	—	(484,556)	—	(1,068)	(579,331)
Issuance of shares in connection with recent financings	133	—	—	—	—	—	—	133
Reclass of distributions payable to noncontrolling interest holder	(1,170)	—	—	—	—	—	—	(1,170)
Reduction of noncontrolling interest in connection with recent financings	(3,272)	—	—	—	—	—	—	(3,272)
Issuance of noncontrolling interest in connection with recent financings	79	—	—	—	—	—	—	79
Conversion of BCH Class S Ordinary to Class A common stock	—	(3,884)	—	—	—	—	—	(3,884)
Conversion of Preferred Series C to Class A common stock	—	—	—	—	—	(205,759)	—	(205,759)
Deemed dividend for BCG Preferred B.2 Unit Accounts preferred return	—	—	—	—	(6,942)	—	—	(6,942)
Reclass of BCH Preferred A-1 from temporary to permanent equity	—	—	—	—	699,441	—	—	699,441
Issuance of Series B-1 preferred stock and noncontrolling interest in connection with recent financings	992	—	—	—	—	—	—	992
Distribution to noncontrolling interest	—	—	—	—	—	—	(269)	(269)
Balance, March 31, 2024	$(165,712)	$—	$—	$—	$207,943	$—	$—	$42,231
Net income (loss)	(34,914)	—	—	5,430	(34,875)	—	—	(64,359)
Reclass of distributions payable to noncontrolling interest holder	—	—	—	(5,430)	—	—	—	(5,430)
Reclass of BCH Preferred A-0 from temporary to permanent equity	—	—	—	160,526	—	—	—	160,526
Noncontrolling interest reclass	(892)	—	—	—	—	—	—	(892)
Balance, March 31, 2025	$(201,518)	$—	$—	$160,526	$173,068	$—	$—	$132,076
Preferred Series A Subclass 1 Unit Accounts
The BCH Preferred A-1 unit accounts are issued by BCH and are non-participating and convertible on a dollar basis.
The weighted average preferred return rate for the years ended March 31, 2025 and 2024, was approximately nil and 0.23%, respectively. No amounts have been paid to the BCH Preferred A-1 holders related to the preferred return from inception through March 31, 2025, and any amounts earned have been accrued and are included in the balance of redeemable noncontrolling interests presented on the consolidated statements of financial condition. As of March 31, 2025, approximately $121.5 million of preferred return related to the BCH Preferred A-1 has not been allocated to its holders due to insufficient income during those periods to fully satisfy the preferred return and will be allocable to the BCH Preferred A-1 holders in future quarterly periods to the extent that sufficient income, if any, is available for such allocation. In accordance with the BCH LPA, the preferred rate was waived and will not accrue from June 7, 2023 until December 31, 2024, except to the extent of allocations of income to the holders of the BCH Preferred A-1, in which event distributions may be requested by the holders of the BCH Preferred A-1, and if not requested, such amounts shall be accrued. In connection with the consummation of the Business Combination, the holders of the BCH Preferred A-1 agreed to significantly reduce the BCH Preferred A-1 return rate and also agreed to waive and defer the accrual of the preferred return as described above. In addition, until January 1, 2025, the hypothetical BCH Preferred A-1 capital account will only be increased to the extent there are allocations of income during such period. The agreement to waive and not accrue the Quarterly Preferred Series A-1 Return from the effective date of the BCH LPA until December 31, 2024 does not affect or waive any Quarterly Preferred Series A-1 Returns or hypothetical BCH Preferred A-1 capital account already accrued as of the effective date. Additionally, certain BCH Preferred A-1 holders agreed to be specially allocated any income or losses associated with the BMP Equity Incentive Plan, and certain other costs.
Beginning January 1, 2025, BCH Preferred A-1 may be converted into BCH Class S Ordinary Units at the election of the holder, subject to a 20% annual conversion limit through December 31, 2029 as set forth in the BCH LPA; provided, that if the conversion price for the BCH Preferred A-1 equals or exceeds $1,440 after January 1, 2025, the annual conversion limit shall no longer be applicable. Upon conversion, the holder shall be issued BCH Class S Ordinary Units in an amount equal to the capital account balance associated with the BCH Preferred A-1 being converted divided by a price equal to the average closing price of Class A common stock for the thirty (30) days preceding the applicable exchange date; provided, that from the effectiveness of the BCH LPA through December 31, 2027, such conversion price shall not be less than $840. The holder of such newly issued BCH Class S Ordinary Units may immediately convert them into Class A common stock.
The BCH LPA also includes certain limitations of BCH, without the consent of a majority-in-interest of the Preferred Series A Unit Account holders, to (i) issue any new equity securities, and (ii) except as otherwise provided, incur indebtedness that is senior to or pari passu with any right of distribution, redemption, repayment, repurchase or other payments relating to the Preferred Series A Unit Accounts or the Preferred Series B Unit Accounts. Further, BCH cannot, prior to the conversion of all the Preferred Series A Unit Accounts and the Preferred Series B Unit Accounts, incur any additional long-term debt unless (i) after giving effect to the incurrence of the new long-term debt on a pro forma basis, the sum of certain preferred stock, existing debt and any new long-term indebtedness would not exceed 55% of the BCH’s NAV plus cash on hand, and (ii) at the time of incurrence of any new long-term indebtedness, the aggregate balance of the BCH’s (including controlled subsidiaries) debt plus such new long-term debt does not exceed 40% of the sum of the NAV of the interests in alternative assets supporting the Collateral underlying the loan portfolio of BCH and its subsidiaries plus cash on hand at BCG, BCH and its subsidiaries. Upon the effectiveness of the 8th BCH LPA in June 2023, the redemption feature of the BCH Preferred A-1 was removed, which resulted in the BCH Preferred A-1 no longer being required to be presented in temporary equity.
On June 6, 2023, in connection with the BCG Recapitalization as described in Note 4, $193.9 million of aggregate capital account balances in BCH Preferred A-1 converted to 208,861 units of BCH Class S Ordinary. Those BCH Class S Ordinary units then converted into 17,456 units of BCG Class A common units and 191,405 shares of BCG Class B common units on a one-for-one basis. As part of the conversion to BCG Class A Units, additional value of approximately $15.0 million was provided to certain holders who are members of our Board. The additional value was accounted for as compensation, which resulted in stock-based compensation expense of $15.0 million during the quarter ended June 30, 2023.
The BCH Preferred A-1 are recorded in the consolidated statements of financial condition in the noncontrolling interest line item.
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
Class S Ordinary Units
As of March 31, 2025 and 2024, BCH, a subsidiary of Ben, had issued 67 thousand BCH Class S Ordinary Units, which were all outstanding on each of the respective dates. The BCH Class S Ordinary Units participate on a pro-rata basis in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units have limited voting rights and do not entitle participation in the management of the Company’s business and affairs. At the election of the holder, the BCH Class S Ordinary Units are exchangeable quarterly for Class A common stock on a one-for-one basis. Each conversion also results in the issuance to Ben LLC of a BCH Class A Unit for each share of Class A common stock issued.
On June 8, 2023, 5,057 BCH Class S Ordinary Units ultimately converted into shares of Class A common stock on a one-to-one basis pursuant to the terms of the Exchange Agreement and the BCH LPA.
The BCH Class S Ordinary Units are recorded in the consolidated statements of financial condition in the noncontrolling interests line item.
Class S Preferred Units
The BCH Class S Preferred Units also participate on a pro-rata basis in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units are generally non-voting and do not entitle participation in the management of the Company’s business and affairs. The BCH Class S Preferred Units are entitled to a quarterly preferred return. In accordance with the 8th BCH LPA, the preferred rate was waived and will not accrue from June 7, 2023 until December 31, 2024, except to the extent of allocations of income to the holders of the BCH Class S Preferred Units. In connection with the consummation of the Business Combination, the holders of the BCH Preferred A-1 agreed to significantly reduce the BCH Class S Preferred Units preferred return rate and also agreed to waive and defer the accrual of the preferred return as described above. In addition, until January 1, 2025, the hypothetical BCH Class S Preferred Units capital account will only be increased to the extent there are allocations of income during such period. The agreement to waive and not accrue the Quarterly Class S Preferred Return from June 7, 2023 until December 31, 2024 does not affect or waive any Quarterly Class S Preferred Return or hypothetical BCH Class S Preferred capital account already accrued as of the effective date.
Generally, on a quarterly basis and at the election of the holder, the BCH Class S Preferred Units are exchangeable for BCH Class S Ordinary Units in Ben on a 1.2-for-1 basis. The BCH Class S Ordinary may then be exchanged for Class A common stock as described above. Each conversion into Class A common stock also results in the issuance to Ben LLC of a BCH Class A Units for each share of Class A common stock issued. Holders of BCH Class S Preferred Units may elect to convert into BCH Class S Ordinary Units in connection with a sale or dissolution of BCH.
As of March 31, 2025 and 2024, a nominal number of shares of BCH Class S Preferred Units have been issued, respectively. Preferred return earned by the BCH Class S Preferred Units from inception in 2019 through March 31, 2025 is $0.2 million. No amounts have been paid to the BCH Class S Preferred Unit holders related to the preferred return from inception through March 31, 2025 and any amounts earned have been accrued and are included in the balance of BCH Class S Preferred Units presented on the consolidated statements of financial condition.
The BCH Class S Preferred Units are recorded in the consolidated statements of financial condition in the noncontrolling interests line item.
FLP Unit Accounts (Subclass 1 and Subclass 2)
FLP Unit Accounts (Subclass 1 and Subclass 2) are non-unitized capital accounts. The FLP Subclass 1 Units (the “FLP-1 Unit Accounts”) were issued to a Related Entity (as defined in Note 16) as part of the initial commercial operations of Ben. The FLP Subclass 2 Units (the “FLP-2 Unit Accounts”) are related to the BMP Equity Incentive Plan. Each subclass of the FLP Unit Accounts, with FLP-1 Unit Accounts (receiving 50.5%) and the FLP-2 Unit Accounts (receiving 49.5%), shall be allocated (i) fifteen percent (15%) of the profits, if any, from financing activities of BCH and its subsidiaries and (ii) an amount equal to the lesser of (A) fifty percent (50%) of the revenues of BCH and its tax pass-through subsidiaries, excluding financing activities revenues, and (B) that amount of revenues that will cause the profit margin (as defined in the BCH LPA) to equal twenty percent (20%). Amounts allocated to the FLP Unit Accounts are reinvested equally in additional BCH Class S Ordinary Units and Class S Preferred Units on a quarterly basis at a price equal to the closing price of the units on such exchange on the date of allocation, thereby creating additional BCH Class S Ordinary Units and BCH Class S Preferred Units.
During the years ended March 31, 2025 and 2024, there was no income allocated to the FLP Unit Accounts (Subclass 1 and 2). Annually, a true up of the quarterly allocations is required to match amounts allocated with annual earnings.
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
As a result of the consummation of the Business Combination, an adjustment to the carrying value of BCH’s assets of $321.9 million occurred. Pursuant to the BCH LPA, approximately 402,383 BCH Class S Ordinary Units would be issuable as a result of the carrying value adjustment. Additionally, subsequent to the Business Combination through March 31, 2025, additional carrying value adjustments occurred, and approximately 1,400,000 (inclusive of the 402,383 units described above) BCH Class S Ordinary Units would be issuable through March 31, 2025 as a result of such carrying value adjustments, subject to the Compensation Policy. Under the Compensation Policy, unless amended or waived, the number of BCH Class S Ordinary Units that may be issued as a result of carrying value adjustments will be limited and require approval of the Board; provided that any such BCH Class S Ordinary Units that are issuable under the carrying value provision may be issued in subsequent years in accordance with the Compensation Policy. As of March 31, 2025, there has been no allocation of the carrying value adjustment among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts and no issuance of any BCH Class S Ordinary Units as a result of such adjustment.
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
During the years ended March 31, 2025 and 2024, there was no income allocated to the FLP-3 Unit Accounts. The Company has not made any distributions related to income allocated to the FLP-3 Unit Accounts through March 31, 2025 and has accrued a liability of $0.9 million included in the accounts payable and accrued expenses line item of the consolidated statements of financial condition as of March 31, 2025 and 2024 related to income allocated in periods prior to the start of fiscal year 2024.
Beneficiaries of the Customer ExAlt Trusts
The ultimate beneficiaries of the Customer ExAlt Trusts are the Charitable Beneficiaries, unrelated third-party charities, that are entitled to (i) either, depending on the applicable trust agreements, 2.5% of all distributions received by such Customer ExAlt Trusts or 5.0% of any amounts paid to Ben as payment on amounts due under each ExAlt Loan, (ii) for certain Customer ExAlt Trusts, approximately 10% of the amount of excess cash Collateral, if any, following the full repayment of an ExAlt Loan, and (iii) all amounts accrued and held at the Customer ExAlt Trusts once all amounts due to Ben under the ExAlt Loans and any fees related to Ben’s services to the Customer ExAlt Trusts are paid. The Charitable Beneficiaries’ account balances with respect to its interest in such Customer ExAlt Trusts cannot be reduced to below zero. Any losses allocable to the Charitable Beneficiaries in excess of their account balances are reclassified at each period end to the trusts’ deficit account. Additional Customer ExAlt Trusts are created arising from new liquidity transactions with customers. These new Customer ExAlt Trusts, which are consolidated by Ben, result in the recognition of additional noncontrolling interest representing the interests in these new Customer ExAlt Trusts held by the Charitable Beneficiaries. For the years ended March 31, 2025 and 2024, nominal and $1.1 million, respectively, of additional noncontrolling interest were recognized.
The interests of the Charitable Beneficiaries in the Customer ExAlt Trusts are recorded on the consolidated statements of financial condition in the noncontrolling interests line item.
Class A of CT Risk Management, L.L.C.
On April 1, 2022, a minority interest in the Class A membership of CT, a consolidated VIE of Ben (as further discussed in Note 17), was sold for $2.4 million in cash to the third-party involved in the loan participation transaction described in Note 10. As a Class A member of CT, the holder is entitled to distributions first on a pro rata basis with other Class A members until the initial capital contributions are received and 2.0% of any amounts in excess of their capital contributions, to the extent such amounts are available. This interest is recorded on the consolidated statements of financial condition in the noncontrolling interests line item, however, for both March 31, 2025 and 2024, the balance is nil. During the year ended March 31, 2024, a distribution of $0.3 million was made to a noncontrolling interest holder of CT.

14.    Net Income (Loss) per Share
Basic net income (loss) attributable to Beneficient per common share for the years ended March 31, 2025 and 2024, is as follows:

(Dollars in thousands, except per share amounts)	Year Ended March 31,
	2025	2024
Net income (loss)	$(803)	$(2,658,180)
Plus: Net loss attributable to noncontrolling interests	69,789	579,332
Less: Noncontrolling interest guaranteed payment	(17,824)	(16,793)
Net income (loss) attributable to Beneficient common shareholders	$51,162	$(2,095,641)
Net income (loss) attributable to Class A common shareholders	47,886	(1,955,861)
Net income (loss) attributable to Class B common shareholders	3,276	(139,780)

Basic weighted average of common shares outstanding
Class A	5,627,120	2,904,851
Class B	239,256	239,256

Basic net income (loss) attributable to Beneficient per common share
Class A	$8.51	$(673.31)
Class B	$13.69	$(584.23)
Diluted net income (loss) attributable to Beneficient per common share for the year ended March 31, 2025, is as follows:

(Dollars in thousands, except per share amounts)	Year Ended March 31,
2025
Diluted income (loss) per share
Net income (loss) attributable to Beneficient common shareholders - Basic	$51,162
Less: Net income (loss) attributable to noncontrolling interests - Ben	(34,875)
Plus: Noncontrolling interest guaranteed payment	17,824
Net income (loss) attributable to Beneficient common shareholders - Diluted	$34,111

Basic weighted average of common shares outstanding (Class A and Class B)	5,866,376
Dilutive effect of:
Series B Preferred Stock	648,924
Class S Ordinary	66,982
Class S Preferred	605
Preferred Series A Subclass 0	123,683,109
Preferred Series A Subclass 1	398,028,517
Restricted Stock Units	570,673
Diluted weighted average of common shares outstanding (Class A and Class B)	528,865,186

Diluted net income (loss) attributable to Beneficient per common share (Class A and Class B)	$0.06
For the year ended March 31, 2024, as the Company was in a net loss position, the diluted EPS calculation for the Beneficient common shareholders is the same as basic EPS per common share disclosed above for that period. Diluted EPS for the Class A shareholders is $(673.31) and diluted EPS for the Class B shareholders is $(584.23) for the year ended March 31, 2024.

In computing diluted net income (loss) per share, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted net loss per share calculation for the year ended March 31, 2025 and 2024, were as follows:

	Shares
	Year Ended March 31,
	2025	2024
Series B Preferred Stock	—	29,786
Class S Ordinary	—	67,936
Class S Preferred	—	606
Preferred Series A Subclass 0	—	1,044,524
Preferred Series A Subclass 1	—	3,510,235
Preferred Series C Subclass 1	—	151,917
Restricted Stock Units	265,630	100,214
Stock Options	85,753	—
Convertible Debt	393,983	—
Warrants	25,380,572	312,012
Total anti-dilutive shares	26,125,938	5,217,230
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

15.    Income Taxes
The components of income tax expense (benefit) for the years ended March 31, 2025 and 2024, were as follows:

	Year Ended March 31,
(Dollars in thousands)	2025	2024
Current provision expense (benefit)
Federal	$—	$—
State and local	80	—

Deferred provision expense (benefit)
Federal	$6,370	$788
State and local	743	—
Valuation allowance	(7,113)	—
Income tax expense (benefit)	$80	$788
Income tax expense differs from the amounts computed by applying the Federal statutory rate to pre-tax income (loss). A reconciliation between the Federal statutory income tax rate of 21% to the effective income tax rate of negative 11.07% and negative 0.03% for the years ended March 31, 2025 and 2024, respectively, are shown below:

	Year Ended March 31,
(Dollars in thousands)	2025	2024
Expected statutory income tax expense (benefit)	$(152)	$(558,052)
Amounts not deductible for income tax - goodwill impairment	775	490,969
Amounts not deductible for income tax - other	1,448	4,919
Amounts attributable to non-taxable flow-through entities	5,122	2,445
Return to provision adjustment	3,201	410
Change in valuation allowance	(10,314)	60,097
Income tax expense	$80	$788

Certain prior year items have been reclassified to conform with current year presentation.
The components of gross deferred tax assets and gross deferred tax liabilities as of March 31, 2025 and 2024, are as follows (included in other assets):

(Dollars in thousands)	March 31, 2025	March 31, 2024
Deferred income tax assets:
Passthrough differences - temporary	$30,112	$28,130
Loss on arbitration	—	11,544
Share-based compensation	4,089	4,567
Net operating loss	24,296	17,658
Other	163	—
Non-current deferred income tax assets	58,660	61,899

Deferred income tax liabilities:
Other	—	—
Non-current deferred income tax liabilities	—	—
Less: valuation allowance	58,660	61,899
Total deferred income tax liability	$—	$—
As of March 31, 2025 and 2024, our gross federal and state net operating loss carryforwards for income tax purposes were approximately $114.2 million and $82.4 million, respectively. Under the Tax Act, federal net operating loss carryforwards can be carried forward indefinitely but the deduction for federal net operating loss is limited to 80% of taxable income for any given year. The Company’s state net operating losses can generally be carried forward indefinitely but the deduction for state net operating loss is generally limited to 80% of taxable state income for any given year. The change in the valuation allowance from March 31, 2024 is a decrease of $3.2 million.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred over the past three years and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of March 31, 2025 and 2024.
The Company does not have any significant uncertain tax positions as of March 31, 2025 and 2024, and the 2021, 2022, 2023 and 2024 tax years remain subject to examination by major tax jurisdictions as of the date of this report.
16.    Related Parties
The Company considers its employees and directors to be related parties. A “Related Entity” or “Related Entities” include certain trusts that are directly or indirectly controlled by, or operate for the benefit of, Mr. Heppner or his family, and those entities directly or indirectly held by, or that are under common control with, such trusts, and in which he and his family members are among classes of economic beneficiaries, whether or not Mr. Heppner is entitled to economic distributions from such trusts. Mr. Heppner is a beneficiary of the trust that is the sole shareholder of BHI (such trust, the “Related Entity Trust”). Mr. Heppner resigned as Chief Executive Officer and Chairman of the Board of Directors on June 19, 2025, however, Mr. Heppner continues to control, either directly or indirectly, a significant amount of equity of the Company and its subsidiaries.
Relationship with Beneficient Management Counselors, L.L.C.
For periods prior to the conversion of BCG to a Nevada corporation, Ben Management was the general partner of Ben and Ben Management was governed by a board of directors. The governing document of Ben Management provided that Beneficient Management Counselors, L.L.C. (“BMC”), wholly owned by one of several Related Entities, determined the directors of Ben Management who filled 49% of the Board seats. BMC was also entitled to select (a) 50% of the membership of the Ben Management’s Nominating Committee and Executive Committee and appoint the chair of each of these committees, and (b) 50% of the membership of the Community Reinvestment Committee (the “CRC”) and the CRC’s chairperson and lead committee member. Certain decisions with respect to Ben’s charitable giving program were delegated to the CRC, including certain decisions on behalf of BFF as a Kansas TEFFI. Decisions regarding appointment and removal of Ben Management’s directors, other than directors appointed by BMC, were delegated, with certain exceptions, to the Nominating Committee of Ben Management of which our former Chief Executive Officer and Chairman was a member and Chairman. In the event of a tie vote of the Nominating Committee on a vote for the appointment or removal of a director, the majority of the then total number of directors serving on the board of directors would break the tie; provided that upon and following a “trigger event” (as defined in Ben Management’s governing document) the chair of the Nominating Committee may cast the tie-breaking vote. Subsequent to the conversion of BCG to a Nevada corporation, Beneficient is governed by a board of directors and Beneficient’s common equity holders are entitled to vote on all matters on which stockholders generally are entitled to vote as described in Note 13, Equity.
Services Agreement with Bradley Capital Company, L.L.C.
BCG and BCH entered into an agreement with Bradley Capital Company, L.L.C. (“Bradley Capital”) and BMC effective June 1, 2017 (the “Bradley Capital Agreement”), which was then amended and restated effective January 1, 2022 (the “A&R Bradley Capital Agreement”). Bradley Capital is a Related Entity. Under the Bradley Capital Agreement and the A&R Bradley Capital Agreement, Bradley Capital is entitled to a current base fee of $0.4 million per quarter for executive level services provided by an executive of Bradley Capital, who, prior to BCG’s conversion to a Nevada corporation on June 7, 2023, was our Chief Executive Officer and Chairman of Ben Management’s Board of Directors and was our Chief Executive Officer and Chairman of our Board, until his resignation on June 19, 2025, together with a current supplemental fee of $0.2 million per quarter for administrative and financial analysis, with both the base fee and supplemental fee, subject to an annual inflation adjustment. The base fee may be increased by the provider up to two times the initial base fee per quarter to cover increases in the cost of providing the services, or in the event of an expansion of the scope of the services, with the approval of the Executive Committee of the Board of Ben Management prior to June 7, 2023 and the Executive Committee of our Board subsequent to June 7, 2023, of which our former CEO and Chairman was a member and Chairman. Our former CEO and Chairman received an annual salary from the Company of $0.2 million and both he and other employees of Bradley Capital could participate in equity incentive plans sponsored by the Company. The Bradley Capital Agreement and the A&R Bradley Capital Agreement also includes a payment from Ben of $0.2 million per year, paid in equal quarterly installments, to cover on-going employee costs for retired and/or departed employees of predecessor entities prior to September 1, 2017, which on-going costs were assumed by Bradley Capital, as well as a further payment to Bradley Capital in respect of the cost of health and retirement benefits for current employees of Bradley Capital all of which are reimbursed by Ben.
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
On June 7, 2023 BCG’s existing Bradley Capital Agreement, was replaced by a Second Amended and Restated Services Agreement (the “Second A&R Bradley Capital Agreement”) with the Company as a party. The Second A&R Bradley Capital Agreement is substantially similar to the existing Bradley Capital Agreement, subject to certain changes as follows. The Executive Committee (as defined in the Second A&R Bradley Capital Agreement) reference was revised to refer to the Executive Committee of the Board, and the Second A&R Bradley Capital Agreement expressly states that it shall in no way limit the authority of Board to appoint and remove officers of the Company, including its chief executive officer. The term of the Second A&R Bradley Capital Agreement currently extends through December 31, 2025, and is subject to an annual one-year renewal provision thereafter. The termination provision was revised so that the agreement may be terminated upon the approval of all members of the Executive Committee, excluding Brad K. Heppner if he is then serving on the Executive Committee. The base fee was increased to $0.5 million per quarter and the supplemental fee was increased to $0.2 million per quarter, with each fee remaining subject to an annual inflation adjustment. In addition, revisions were made to the limitation of liability and indemnification provisions to reflect the applicability of the corporation laws of Nevada to Beneficient.
During the years ended March 31, 2025 and 2024, the Company recognized expenses totaling $2.8 million and $2.7 million, respectively, related to this services agreement. As of March 31, 2025 and 2024, $3.9 million and $2.7 million, respectively, was owed to Bradley Capital related to the ongoing aspects of this services agreement. In addition, prior to the Aircraft Sublease with Bradley Capital discussed below, we also reimbursed Bradley Capital for certain costs, including private travel, for our former chief executive officer, including family members. As of March 31, 2025 and 2024, we have nil and $0.7 million accrued related to these reimbursements originating prior to the Aircraft Sublease. These amounts are reflected in the accounts payable and accrued expenses line item on the consolidated statements of financial condition. During the years ended March 31, 2025 and 2024, the Company paid $2.5 million and $2.9 million, respectively, related to accrued amounts owed under this services agreement.
In addition to the above, the Company incurred legal fees on behalf of Mr. Heppner under certain indemnification provisions. During the years ended March 31, 2025 and 2024, these legal fees totaled approximately $7.0 million and $2.9 million, respectively. Substantially all of these legal fees have or are expected to be eligible for reimbursement by the directors and officers insurance carriers.
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

During the year ended March 31, 2024, BCH expensed $4.3 million in lease and direct operating expenses related to this agreement. No amounts have been paid to Bradley Capital related to the Aircraft Sublease through March 31, 2025. As of each March 31, 2025 and 2024, $10.8 million of accrued costs related to the sublease is reflected in the accounts payable and accrued expenses line item on the consolidated statements of financial condition.
As discussed below, BHI, a Related Entity, entered into a Contribution Agreement with BCH and BCG pursuant to which BHI has agreed to reimburse BCG for a significant portion of the costs incurred by Beneficient USA under the Aircraft Sublease.
Relationship with Beneficient Holdings, Inc.
Beneficient USA, a subsidiary of BCH, entered into with BHI, a Related Entity, a Services Agreement effective July 1, 2017 (the “BHI Services Agreement”). BHI pays an annual fee of $30,000 to Ben for the provision of trust administration services for Related Entities and all trusts affiliated with its family trustee as that term is defined in the governing documents for a Related Entity. Beneficient USA also is required to provide any other services requested by BHI, subject to any restrictions in the operating agreement of BHI, at cost. The term of the BHI Services Agreement extends for the longer of (i) five years past the expiration or termination of the Bradley Capital Agreement, or (ii) seven years after the family trustee of the Related Entity is no longer a primary beneficiary of any trust affiliated with the family trustee. The Company recognized nominal income during the years ended March 31, 2025 and 2024, respectively, in accordance with the BHI Services Agreement.
In conjunction with the execution of the Aircraft Sublease, BHI, a Related Entity, BCH, and BCG entered into a Contribution Agreement effective as of January 1, 2022 and January 1, 2023 (the “Contribution Agreement”). Pursuant to the Contribution Agreement, BHI agrees to pay to BCH, on the last business day of each calendar quarter, any amounts paid by BCH during the quarter for the use of an aircraft under the Aircraft Sublease, or any similar lease or sublease, which would include the quarterly rental under the Aircraft Sublease. In addition, BHI agrees to pay to BCH any amounts paid related to fixed monthly or quarterly costs incurred in connection with such aircraft lease or sublease in an amount not to exceed $250,000 per year. This additional payment is intended to partially cover flight crew costs and other related costs. Each contribution is conditioned upon (i) the effectiveness of the Aircraft Sublease, and (ii) BCH’s timely payment to BHI of the guaranteed payment to be made to holders of BCH Preferred A-0 for the respective quarter in which such contribution is to be paid (whether or not waived in accordance with the terms of the BCH LPA); provided, that if such guaranteed payment is not timely paid, or is only paid in part, for any given quarter, then any contributions contemplated under the Contribution Agreement for such quarter will not be owed. In the event such guaranteed payment is subsequently paid in full, then any previously unfunded contributions for the applicable quarter under the Contribution Agreement will become immediately due and payable on the last business day of the calendar quarter in which such guaranteed payment is paid in full. All payments made by BHI to BCH pursuant to the Contribution Agreement shall be treated as capital contributions, as defined in the BCH LPA, by BHI to BCH and shall be added to BHI’s sub-capital account related to its BCH Class S Ordinary Units. BCH further agrees to specially allocate to BHI’s sub-capital account related to its BCH Class S Ordinary Units any expenses or deductions derived from amounts paid or accrued by BCH for use of the aircraft to the extent such expenditures are offset by the contributions made by BHI pursuant to the Contribution Agreement. There have been no contributions from BHI related to this agreement, which is expected and will continue to occur until the guaranteed payments to BCH Preferred A-0 holders are no longer deferred.
BHI owns the majority of the Company’s Class B common stock, and the BCH Class S Ordinary Units, BCH Class S Preferred Units, BCH Preferred A-0, BCH Preferred A-1, and FLP Subclass 1 and Subclass 3 Unit Accounts issued by BCH.
HCLP Nominees, L.L.C.
HCLP is an indirect subsidiary of Highland Consolidated, L.P. (“Highland”). Ben’s former Chairman and CEO (who resigned on June 19, 2025) is a beneficiary and trust investment advisor of the trusts that control, and are the partners of, Highland. Loans to and investments with or in the Related Entities have been and may be made by Highland, or its affiliates, as applicable, using proceeds from loan repayments made by Ben to HCLP in its capacity as lender to Ben. Ben is not a party to these transactions between Highland and the Related Entities.
As of June 30, 2021, Highland and the applicable Related Entity mutually agreed to satisfy all obligations under all outstanding loans among Highland and the Related Entity via full payment and satisfaction of the existing loan balances (the “Loan Balances”) by in-kind real property transfers (the “In-Kind Property Payment”) from certain of the Related Entities to Highland. The terms of the In-Kind Property Payment grant Highland the right to transfer the real property that was transferred pursuant to the In-Kind Property Payment back to certain of the Related Entities, in exchange for a BCH Preferred

A-1 capital account balance in BCH in an amount equal to the Loan Balances, with such exchange to be satisfied from existing BCH Preferred A-1 that are held by such Related Entities.
Since June 30, 2021, additional net advances have been made by Highland to a Related Entity. As of March 31, 2025 and 2024, Highland Consolidated, L.P. had outstanding loans in the principal amount of $11.2 million and $11.5 million, respectively, with a Related Entity. Ben is not a party to these loans, nor has it secured or guaranteed the loans.
The Company incurred legal fees of approximately $1.9 million and $1.0 million on behalf of HCLP pursuant to the indemnification obligations under the HCLP credit agreements during the years ended March 31, 2025 and 2024, respectively.
On July 30, 2025, HCLP delivered written notice that events of default occurred with respect to the Second A&R Agreements and provide that all amounts owed under those agreements are immediately due and payable. Due to the Company identifying credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items, the Company is evaluating the validity of its obligations under the Second A&R Agreements and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including counter claims and litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP.
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
RROC’s purpose is to provide funding and operational support for the research activities conducted by the qualified charities. The funding received by RROC, from proceeds of trusts settled and funded by customers of Ben, may be used, in RROC’s discretion, to (i) provide appropriate facilities and properties for the charitable organizations to utilize as part of their charitable initiatives (those properties and facilities being owned by a Related Entity), and (ii) provide fee revenue to RROC. RROC is granted such rights and authority pursuant to trust instruments entered into between a customer and subsidiaries of Ben as well as an agreement with NPT. Ben’s subsidiaries provide financing to the Customer ExAlt Trusts and Ben is paid as an agent of the trustees for administrative services it provides to the trusts. Ben has certain outstanding payables, including accrued interest, to RROC and the Charitable Accounts (for the benefit of the Texas universities as discussed above) of $2.3 million and $2.2 million as of March 31, 2025 and 2024, respectively. There were no payments made during the years ended March 31, 2025 and 2024. Due to changes in the Customer ExAlt Trust agreements, no incremental amounts are expected to be allocated to RROC or the Charitable Accounts other than those amounts already provided by certain prior trust agreements.
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
Ben has an outstanding payable to EGT of $0.4 million and $0.1 million as of March 31, 2025 and 2024, respectively. Ben paid $0.4 million and $1.4 million during the years ended March 31, 2025 and 2024, respectively, related to allocable proceeds to Charitable Beneficiaries. Additionally, during the year ended March 31, 2023, Ben sold its Kansas properties to the EGT in exchange for a $1.4 million promissory note, which is in the other assets line item on the consolidated statements of financial condition as of March 31, 2025 and 2024. The EGT made a prepayment on the promissory note of $0.2 million during the year ended March 31, 2025, principally in return for the promissory note being extended by two years, until September 30, 2028.
Hicks Holdings, L.L.C.
Hicks Holdings, L.L.C., an entity associated with one of Ben’s current directors, is one of the owners and serves as the manager of a limited liability company (“SPV”). A Related Entity also has ownership in the SPV. The SPV holds BCH Preferred A-0 and BCH Preferred A-1 among its investment holdings. Hicks Holdings, L.L.C. is also the sole member of HH-BDH, the lender on outstanding term loans with a subsidiary of Ben.
Hicks Holdings Operating, LLC (“Hicks Holdings”), an entity associated with one of Ben’s current directors, has historically held BCH Preferred A-0, BCH Preferred A-1, BCH Class S Ordinary Units, BCH Class S Preferred Units and Class B common stock of Beneficient. Hicks Holdings was granted its BCH Preferred A-1 and BCH Class S Ordinary Units as compensation for services provided in 2018. Hicks Holdings was granted its BCH Preferred A-0 when a portion of the existing BCH Preferred A-1 converted to BCH Preferred A-0 in 2021. Hicks Holdings converted a portion of its existing BCH Preferred A-1 to BCG Class B Common Units in June 2023 in connection with the recapitalization of BCG described in Note 4. In connection with the letter agreement described below, in October 2023, Hicks Holdings assigned the BCH Preferred A-0, BCH Preferred A-1, BCH Class S Ordinary Units, and BCH Class S Preferred Units to HH-BDH. The total preferred equity of BCH, BCH Class S Preferred Units and BCH Class S Ordinary Units balance as of March 31, 2025 and 2024, was $25.4 million and $27.5 million, respectively (amounts disclosed here are based on their GAAP capital accounts). Hicks Holdings held 16,528 shares of Class B common stock as of March 31, 2025 and 2024. Additionally, during the year ended March 31, 2025, Mr. Hicks and an entity controlled by Mr. Hicks purchased a total of 100,000 shares of Class A common stock for a purchase price of approximately $0.2 million.
The Company has outstanding payable amounts to Hicks Holdings related to the HH-BDH Credit Agreement totaling approximately $0.8 million as of March 31, 2025, which is reflected in the other liabilities line item in the consolidated statement of financial condition. No such amount was outstanding as of March 31, 2024.

Letter Agreement with Hicks Holdings
In connection with the HH-BDH Credit Agreement and the Financing, on October 19, 2023, the Guarantor, Ben LLC, and Hicks Holdings entered into a letter agreement (the “Letter Agreement”). In connection with the Financing, Hicks Holdings agreed to assign to HH-BDH (which is wholly-owned by Hicks Holdings) all of its rights, title and interest in and to the following partnership interests of the Guarantor: BCH Preferred A-0 with a capital account balance of $15.3 million as of June 30, 2023, BCH Preferred A-1 with a capital account balance of $48.1 million as of June 30, 2023, 1 BCH Class S Preferred Units and 3,640 BCH Class S Ordinary Units held by HH-BDH (the “Pledged Guarantor Interests”). Hicks Holdings’ membership interest in HH-BDH (collectively with the Pledged Guarantor Interests, the “Pledged Equity Interests”) and the Pledged Guarantor Interests serve as collateral for the Financing (together, the “Lender Pledge”).
Pursuant to the terms of the Letter Agreement, the parties thereto agreed that if the Borrower and/or Guarantor default under the HH-BDH Credit Agreement and such default results in a foreclosure on, or other forfeiture of, the Pledged Equity Interests, the Guarantor will promptly issue to Hicks Holdings, BCH Preferred A-0 with a capital account balance of $15.3 million, BCH Preferred A-1 with a capital account balance of $48.1 million, 1 BCH Class S Preferred Units and 3,640 BCH Class S Ordinary Units (subject to a tax gross-up as provided in the Letter Agreement), or, in the discretion of Hicks Holdings, equivalent securities of equal fair market value to the value of the security interests at the time of the applicable foreclosure or other loss (such newly issued equity interests referred to as the “Replacement Equity Interests”); provided, however that, if less than all Pledged Equity Interests have been foreclosed on or forfeited, the foregoing capital account balances and numbers of units comprising the Replacement Equity Interests shall be reduced on a class-by-class and subclass-by-subclass basis, as applicable, to the extent necessary to ensure that Hicks Holdings and its affiliates do not receive additional value relative to the value held by Hicks Holdings and its affiliates immediately prior to the foreclosure or forfeiture. Furthermore, Ben LLC shall cause a Ben LLC Unit (as defined in the BCH LPA) to be issued for each BCH Class A Unit issued to the Hicks Holdings pursuant to the Letter Agreement. Additionally, the Guarantor agreed to indemnify Hicks Holdings and its affiliates and hold each of them harmless against any and all losses which may arise directly or indirectly in connection with, among other things, the HH-BDH Credit Agreement, the Term Loan, the Financing and the Lender Pledge.
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
During the year ended March 31, 2024, GWG Holdings paid approximately $1.4 million to Ben under the Shared Services Agreement.
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
Subscription agreements with an entity associated with a certain board member
During the year ended March 31, 2025, an entity associated with Peter T. Cangany, Jr., a member of our board of directors, purchased a total of 262,500 shares of Class A common stock from the Company for an aggregate purchase price of approximately $0.5 million.
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
As of March 31, 2025 and 2024, the consolidated statements of financial condition include assets of this consolidated VIE with a carrying value of nil. The Company recorded losses of $3.0 million, for the year ended March 31, 2024, of which approximately $2.0 million is attributable to Ben or Ben’s loan portfolio, with the remainder attributable principally to the loan involved in the participation loan transaction. The amounts are reported in the gain (loss) on financial instruments, net line item of the consolidated statements of comprehensive income (loss), for the year ended March 31, 2024. No options were held as of March 31, 2025 or 2024 and there was no activity of CT during the year ended March 31, 2025.
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

The consolidated statements of financial condition includes the following amounts from these consolidated VIEs as of the dates presented:

(Dollars in thousands)	March 31, 2025	March 31, 2024
Assets:
Cash and cash equivalents	$717	$963
Restricted cash	—	64
Investments, at fair value	291,371	329,113
Other assets	378	30
Total Assets of VIEs	$292,466	$330,170

Liabilities:
Accounts payable and accrued expense	$3,107	$1,670
Other liabilities	95	109
Total Liabilities of VIEs	$3,202	$1,779

Equity:
Treasury stock	$(3,444)	$(3,444)
Noncontrolling interests	(201,518)	(165,712)
Accumulated other comprehensive income (loss)	(2)	276
Total Equity of VIEs	$(204,964)	$(168,880)
The consolidated statements of comprehensive income (loss) for the periods presented include the following amounts from these consolidated VIEs:

	Year Ended March 31,
(Dollars in thousands)	2025	2024
Revenues
Investment income (loss), net	$(6,500)	$4,791
Loss on financial instruments, net	(1,776)	(102,584)
Interest and dividend income	—	10
Other income	2	215
Total revenues	(8,274)	(97,568)

Operating expenses
Interest expense	—	4,091
Provision for credit losses	998	254
Professional services	2,137	3,277
Other expenses	794	1,191
Total operating expenses	3,929	8,813
Loss on extinguishment of debt, net	—	8,846
Net income (loss)	$(12,203)	$(115,227)
Net income (loss) attributable to noncontrolling interests	$(34,914)	$(44,175)
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
These segments are differentiated by the products and services they offer as well as by the information used by the Company’s chief operating decision maker (“CODM”) to determine allocation of resources and assess performance. Our chief executive officer is the CODM. Operating income (loss) is the measure of profitability used by management to assess the performance of its segments and allocate resources. Performance is measured by the Company’s CODM on an unconsolidated basis because management makes operating decisions and assesses the performance of each of the Company’s business segments based on financial and operating metrics and data that exclude the effects of consolidation of any of the Customer ExAlt Trusts.

The following tables include the results of each of the Company’s reportable segments reconciled to the consolidated financial statements (in thousands):

	Year Ended March 31, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income (loss), net	$—	$—	$(6,500)	$—	$—	$(6,500)
Loss on financial instruments, net	—	—	(1,776)	(466)	—	(2,242)
Interest and dividend income	—	—	—	44	—	44
Trust services and administration revenues	—	753	—	—	—	753
Other income	—	—	2	—	—	2

Intersegment revenues
Interest income	42,583	—	—	—	(42,583)	—
Trust services and administration revenues	—	20,821	—	—	(20,821)	—
Total revenues	42,583	21,574	(8,274)	(422)	(63,404)	(7,943)

External expenses
Employee compensation and benefits	1,436	1,597	—	13,818	—	16,851
Interest expense	12,406	—	—	2,502	—	14,908
Professional services	1,086	651	2,137	19,361	—	23,235
Provision for credit losses	—	—	998	2	—	1,000
Loss on impairment of goodwill	—	3,427	—	265	—	3,692
Release of loss contingency related to arbitration award	—	—	—	(54,973)	—	(54,973)
Other expenses	1,571	804	794	8,360	—	11,529

Intersegment expenses
Interest expense	—	—	142,543	—	(142,543)	—
Provision for loan losses	38,886	1,807	—	—	(40,693)	—
Other expenses	—	—	13,681	—	(13,681)	—
Total expenses	55,385	8,286	160,153	(10,665)	(196,917)	16,242

Operating income (loss)	$(12,802)	$13,288	$(168,427)	$10,243	$133,513	$(24,185)

	As of March 31, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
Loans to Customer ExAlt Trusts, net	$244,070	$—	$—	$—	$(244,070)	$—
Investments, at fair value	—	—	291,371	—	—	291,371
Other assets	859	19,339	16,328	45,209	(31,245)	50,490
Goodwill and intangible assets, net	—	7,469	—	5,545	—	13,014
Total Assets	$244,929	$26,808	$307,699	$50,754	$(275,315)	$354,875

	Year Ended March 31, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income (loss), net	$—	$—	$4,791	$—	$—	4,791
Loss on financial instruments, net	—	—	(102,584)	(1,937)	—	(104,521)
Interest and dividend income	—	—	10	447	—	457
Trust services and administration revenues	—	365	—	—	—	365
Other income	—	—	215	(3)	—	212

Intersegment revenues
Interest income	46,947	—	—	—	(46,947)	—
Trust services and administration revenues	—	24,169	—	—	(24,169)	—
Total revenues	46,947	24,534	(97,568)	(1,493)	(71,116)	(98,696)

External expenses
Employee compensation and benefits	5,903	2,297	—	56,929	—	65,129
Interest expense	8,724	—	4,091	4,744	—	17,559
Professional services	1,993	1,187	3,277	23,542	—	29,999
Provision for credit losses	—	—	254	5,762	—	6,016
Loss on impairment of goodwill	1,725,880	583,323	—	45,117	—	2,354,320
Loss on arbitration	—	—	—	54,973	—	54,973
Other expenses	2,057	997	1,191	17,609	—	21,854

Intersegment expenses
Interest expense	—	—	126,339	—	(126,339)	—
Provision for loan losses	113,354	25,541	—	—	(138,895)	—
Other expenses	—	—	15,345	—	(15,345)	—
Total expenses	1,857,911	613,345	150,497	208,676	(280,579)	2,549,850

Operating loss	$(1,810,964)	$(588,811)	$(248,065)	$(210,169)	$209,463	$(2,648,546)

	As of March 31, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
Loans to Customer ExAlt Trusts, net	$256,184	$—	$—	$—	$(256,184)	$—
Investments, at fair value	—	—	329,113	6	—	329,119
Other assets	5,814	20,398	19,467	12,510	(35,513)	22,676
Goodwill and intangible assets, net	—	10,896	—	5,810	—	16,706
Total Assets	$261,998	$31,294	$348,580	$18,326	$(291,697)	$368,501

19.    Risks and Uncertainties
The Customer ExAlt Trusts hold investments in alternative assets, public and private equity securities, and debt securities that are exposed to market risk, credit risk, currency risk, and interest rate risk. Currently, these investments, whose cash flows serve as the sole collateral to the ExAlt Loans, primarily are comprised of alternative assets consisting of private equity limited partnership interests, which are primarily denominated in the U.S. dollar, Euro, and Canadian dollar. The financial statements risks, stemming from such investments, are those associated with the determination of estimated fair values, the diminished ability to monetize certain investments in times of strained market conditions, the recognition of income and recognition of impairments on certain investments.
The portfolio of alternative assets covers the following industry sectors and geographic regions for the periods shown below (dollar amounts in thousands):

	March 31, 2025		March 31, 2024
Industry Sector	Value	Percent of Total	Value	Percent of Total
Food and staples retailing	$63,846	24.6%	$41,721	14.2%
Software and services	41,460	16.0	42,908	14.6
Diversified financials	22,273	8.6	30,297	10.3
Capital goods	20,532	7.9	23,146	7.9
Utilities	15,432	6.0	28,768	9.8
Semiconductors and semiconductor equipment	15,426	6.0	16,144	5.5
Health care equipment and services	13,464	5.2	16,520	5.6
Energy	11,306	4.4	19,930	6.8
Other(1)	55,374	21.3	74,482	25.3
Total	$259,113	100.0%	$293,916	100.0%

(1)	Industries in this category each comprise less than 5 percent. Energy is shown separately as it comprised greater than 5 percent in the prior period.

	March 31, 2025		March 31, 2024
Geography	Value	Percent of Total	Value	Percent of Total
North America	$135,066	52.1%	$164,205	55.9%
South America	64,969	25.1	43,543	14.8
Asia	41,948	16.2	49,385	16.8
Europe	17,018	6.6	35,870	12.2
Africa	112	—	913	0.3
Total	$259,113	100.0%	$293,916	100.0%
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
Lease Commitments
The Company operates on a month-to-month rental basis for its office premises. The Company also had subleased an aircraft under the Aircraft Sublease, which expired on January 1, 2024, with Bradley Capital as discussed in Note 16. Rental expense for our premises and for the Aircraft Sublease for the years ended March 31, 2025 and 2024, totaled $0.6 million and $5.1 million, respectively.
Unfunded Capital Commitments
The Customer ExAlt Trusts had $41.6 million and $47.8 million of potential gross capital commitments as of March 31, 2025 and 2024, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The Customer ExAlt Trusts holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by certain of the associated trusts within the ExAlt PlanTM or affiliated entities. To the extent that the associated Customer ExAlt Trust or their affiliated entities cannot pay the capital funding commitment, Ben is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Ben to the Customer ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves, if any, held by the associated Customer ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. The majority, or 89%, of our portfolio with an unfunded commitment has a vintage of 2012 and prior. As the vintages continue to age, a cash requirement becomes less likely. We consider the creditworthiness of the investment on a case-by-case basis. At March 31, 2025 and 2024, there were no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.
Legal Proceedings
Paul Capital Advisors Lawsuit
On February 18, 2022, Paul Capital Advisors (“PCA”) filed a lawsuit against MHT, Ben, and two trust advisors (the “Trust Advisors”), Murray Holland (part-owner of MHT and who served as the President and CEO of GWG Holdings beginning in mid-2019 through November 2022) and James Turvey (a former employee of Ben). While Ben was named as a defendant, PCA did not assert claims against or seek relief from Ben but instead only sought the removal and replacement of the Trust Advisors. The lawsuit concerns a set of transactions that utilized a trust structure with MHT as the sole beneficiary.
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
On July 29, 2024, the Texas State District Court, Dallas County 134th Judicial District (the “Texas District Court”) entered an order vacating the Arbitration Award in its entirety. The Texas District Court directed the parties to file motions requesting any further relief that may be available within twenty days of the order. On August 2, 2024, the Claimant filed an appeal to challenge the order vacating the Arbitration Award in the Texas Fifth Court of Appeals. The Claimant filed his opening brief on October 28, 2024, and the Company filed its response brief on January 21, 2025. On February 10, 2025, the Claimant filed his reply brief. The Texas Fifth Court of Appeals heard oral arguments in April 2025. A specific timeline for making a final decision has not been provided by the Court of Appeals. The Company continues to vigorously defend itself in connection with the appeal.
As a result of the order, the Company released the liability associated with the Arbitration Award, which resulted in the release of the previously recognized loss contingency accrual in the amount of $55.0 million being reflected in the year ended March 31, 2025 consolidated statement of comprehensive income (loss).
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
Further, the Official Committee of Bondholders (the “OBC”) in the Chapter 11 Cases has also filed a motion seeking standing to prosecute causes of actions on behalf of the Debtors’ estate. The OBC’s motion was deemed to be withdrawn upon the effective date of the Debtors’ bankruptcy plan, which occurred on August 1, 2023. The OBC’s motion set forth causes of action related to certain past transactions between the Debtors and Ben, including its directors. The OBC’s motion stated the proposed claims could add a maximum exposure of up to $500 million worth of additional value to the Debtors’ estate. Ben and its former CEO filed motions to object to the OBC’s motion that refutes the allegations. The Debtors have indicated they oppose the OBC’s motion for standing and intend to address such alleged claims, if any, as part of a global plan of reorganization, including a possible mediated resolution. Ben intends to vigorously defend itself against any claims, should they be brought by the Litigation Trust.
GWG Litigation Trust Adversary Proceedings
On April 19, 2024, the Litigation Trustee filed a complaint (the “LT Complaint”) as an Adversary Proceeding in the bankruptcy of GWG Holdings, Inc. currently pending in the United States Bankruptcy Court in the Southern District of Texas against Ben Management, the Company, BCH, Beneficient Capital Company II, L.L.C., f/k/a Beneficient Capital Company, L.L.C. (together with New BCC, defined herein, “BCC”), Beneficient Capital Company, L.L.C. (“New BCC”), Beneficient Holdings, Inc. (“BHI”), various current or former officers and directors of the Company, HCLP and certain of its affiliates, former officers and directors of the Company’s former parent company, trustees of certain trusts that are directly or indirectly controlled by, or operate for the benefit of, Ben’s former CEO and founder or his family, entities directly or indirectly held by, or that are under common control with, such trusts, and in which Ben’s former CEO and his family members are among classes of economic beneficiaries, whether or not Ben’s former CEO is entitled to economic distributions from such trusts, and others. The LT Complaint alleges causes of action that include (i) actual or constructive fraudulent transfer for certain transactions between GWG and the Company or its affiliates, (ii) breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty, and civil conspiracy, (iii) unjust enrichment, (iv) avoidance of any purported releases of the defendants, and (v) disallowance of the claims filed by certain defendants, including the Company, in the GWG bankruptcy case.
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
On August 29, 2024, the Company and related entities moved to dismiss the claims asserted against them. Ben’s former CEO and related entities also moved to dismiss the claims asserted against them. The remaining defendants moved to dismiss the claims asserted against them on November 4, 2024. The motions remain pending as to related entities to Ben’s former CEO.

On December 26, 2024, the Litigation Trustee, the Company, its affiliates and officers and directors, and other defendants insured under the applicable insurance policies filed a stipulation informing the court that they had reached an agreement in principle to settle the case. On June 13, 2025, the Bankruptcy Court for the Southern District of Texas approved the settlement agreement resolving all claims pending in the Bankruptcy Court under the lawsuits related to GWG Holdings, Inc. against the Company, its subsidiaries, and each of their current and former directors and officers. The settlement does not require any payment by the Company or its affiliates and officers and directors and resolves the Adversary Proceeding. The securities class action described below is also contemplated to be resolved by this settlement. On September 25, 2025, the United States District Court for the Northern District of Texas granted the motion for preliminary approval of the settlement. A hearing on whether to grant final approval of the settlement has been set for January 13, 2026.
The terms of the settlement are within the policy limits of the Company’s insurance policy with respect to such claims, and the Company expects the settlement will be entirely funded by insurance proceeds. Accordingly, the Company has recorded an estimated liability of $34.5 million in accounts payable and accrued expenses and estimated insurance recoveries of $34.5 million in other assets, net, in the consolidated statement of financial condition as of March 31, 2025. The amounts reflected in our consolidated financial statements for the estimated liability and insurance recoveries represents an estimate of the amounts attributable to Ben, its consolidated subsidiaries, and directors as part of a broader settlement also involving other parties.
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
Scura Action
On March 30, 2023, David Scura and Clifford Day, on behalf of themselves and all others similarly situated, filed a class action lawsuit in the United States District Court for Northern District of Texas against Ben, certain current and former members of its board of directors (Brad K. Heppner, Peter T. Cangany, Jr., Richard W. Fisher, Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer), certain past members of the board of directors of GWG Holdings (Jon R. Sabes and Steven F. Sabes), FOXO Technologies Inc. (“FOXO”), and Emerson Equity LLC (“Emerson”) (the “Scura Action”). The suit alleged that the defendants defrauded GWG Holdings’ investors, and it asserted claims on behalf of a putative class consisting of all persons and entities who purchased or otherwise acquired GWG Holdings’ L Bonds or preferred stock of GWG Holdings between December 23, 2017, and April 20, 2022. The suit alleged that (i) BCG, the individual defendants, and FOXO violated Sections 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, (ii) that the individual defendants violated Section 20(a) of the Exchange Act and (iii) that Emerson violated Section 15(c)(1)(A) of the Exchange Act. The complaint did not allege the total amount of damages sought by the plaintiffs. On June 8, 2023, the plaintiffs in the Scura Action filed a voluntary notice of dismissal without prejudice.
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
The plaintiffs re-filed their claims in Dallas County District Court on November 22, 2024. On January 17, 2025, the plaintiffs filed notices informing the court that the parties had reached an agreement in principle to settle all claims and anticipate dismissing the cases following the settlement documentation process. The settlement does not require any payment by the Company or the other defendants. The parties entered into a settlement agreement on July 28, 2025, pursuant to which the Plaintiffs filed a notice of nonsuit with prejudice on August 22, 2025, which was effectively immediately upon filing.
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
On October 2, 2023, the Lead Plaintiffs filed a Consolidated Class Action Complaint against the Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer, Murray T. Holland, Timothy L. Evans, David H. de Weese, Roy W. Bailey, David F. Chavenson, and Whitley Penn LLP, alleging Securities Act violations arising out of the Offering. The complaint alleges that the individual defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act, and further alleges that the Company violated Section 15 of the Securities Act. The Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer (the “Ben Individual Defendants”) filed a motion to dismiss the complaint on November 7, 2023. On January 4, 2024, defendants Murray Holland, Tim Evans, Roy Bailey, Whitley Penn, David Chavenson and David H. de Weese filed motions to dismiss. The Lead Plaintiffs’ responded to the various motions to dismiss on February 20, 2024, and the defendants (other than Whitley Penn) filed replies in support of the motions to dismiss on March 21, 2024. On October 24, 2024, the court granted defendants’ motions to dismiss and dismissed the claims without prejudice. The Lead Plaintiffs filed an amended complaint on November 14, 2024. On December 26, 2024, the Lead Plaintiff, the Company, and other defendants filed a motion informing the court that they had reached an agreement in principle to settle the claims on a class-wide basis. The settlement in principle does not require any payment by the Company or its affiliates and officers and directors. While the settlement has been approved by the Bankruptcy Court for the Southern District of Texas as it relates to the GWG Litigation Trust Adversary Proceedings as described above, this matter has not yet been approved by the relevant court. The Lead Plantiffs filed a motion for preliminary approval and, on September 25, 2025, the United States District Court for the Northern District of Texas granted the motion for preliminary approval of the settlement. A hearing on whether to grant final approval of the settlement has been set for January 13, 2026. If the settlement is not approved, the Company intends to vigorously defend itself in the litigation.
This litigation (and related litigation against other parties that is not part of the settlement) can subject us and certain of our directors to substantial costs and divert resources and the attention of management from our business. If these claims are successful, our business could be seriously harmed. Even if the claims do not result in protracted litigation or are resolved in our favor and the favor of our directors, the time and resources needed to resolve such claims could divert our management’s resources and adversely affect our business.
The settlement of the LT Complaint utilizes substantially all of the amount of insurance coverage available to the Company on certain continuing legal matters. Therefore, ongoing defense costs and, to the extent there are any, awards against the Company associated with these legal matters will be borne by the Company. Prior to the settlement of the LT Complaint, the substantial majority of the defense costs related to these certain continuing legal matters, were covered under the terms of our directors and officers insurance policies.
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
On January 10, 2025, the Hatteras Defendants and Mr. Perkins filed a Notice of Removal, removing the action to the United States District Court of the District of Delaware (the “District Court”) pursuant to the Class Action Fairness Act, 28 U.S.C. § 1453(b), and 28 U.S.C. § 1332(d), which provides for federal jurisdiction over certain class action lawsuits. On January 28, 2025, YWCA filed an amended complaint, which continues to assert the derivative claims asserted in its original complaint (Counts I-VII) but no longer asserts the class action claim (formerly Count VIII). As a result, the parties entered into a stipulation remanding the case to the Court of Chancery for all further proceedings, which was entered by the District Court on February 5, 2025. On February 6, 2025, the parties filed a Joint Stipulation and Proposed Order Setting Time to Respond to Amended Complaint in the Court of Chancery. On March 3, 2025, the Ben Defendants filed a motion to dismiss the complaint and an opening brief in support of such motion. On April 18, 2025, YWCA filed its opposition to the motions to dismiss, and on May 12, 2025, Defendants filed their replies. The Court is scheduled to hear oral argument on the motions to dismiss on December 5, 2025. The Company intends to vigorously defend against these claims.
Templeton Revocable Trust Action
On May 16, 2025, Susan J. Templeton Revocable Trust (“Templeton Trust”) filed a derivative complaint in in the Delaware Court of Chancery against Hatteras Investment Partners, LP, formerly known as Hatteras Funds, LP, (“HIP”), David B. Perkins (Mr. Perkins, together with HIP, the “Hatteras Defendants”), the Company, and Brad Heppner (“Mr. Heppner,” together with Ben, the “Ben Defendants”). Templeton Trust, as a unit holder of nominal defendant Hatteras Evergreen Private Equity Fund, LLC (the “Fund”), asserts the following claims arising from a plan to liquidate the Fund that involved a transaction with the Company: (i) direct and derivative claims against the Hatteras Defendants for breach of fiduciary duty, (ii) derivative claims against HIP and the Ben Defendants for unjust enrichment, and a derivative claim against the Ben Defendants for aiding and abetting breach of fiduciary duty. The Company intends to vigorously defend against these claims.
Lazard Action
On March 17, 2025, Lazard Frères & Co. LLC (“Lazard”) filed a complaint against the Company in the U.S. District Court for the Southern District of New York, alleging that the Company breached the terms of its previous contract with Lazard by failing to timely pay amounts owed thereunder. Lazard seeks damages in the amount of approximately $4.5 million in addition to costs, attorneys’ fees and prejudgment interest. In June 2025, the Company reached a settlement with Lazard for payment of approximately $2.5 million based on a payment schedule outlined in the settlement agreement. The Company had previously accrued the $4.5 million in its statement of financial condition and upon the completion of the payments outlined in the settlement agreement will release the additional accrual of $2.0 million. As of the date of the filing of this Annual Report on Form 10-K, all required payments under the payment schedule outlined in the settlement agreement have been made on a timely basis.
HCLP Action
On August 5, 2025, HCLP filed a summons with notice in the Supreme Court of the State of New York seeking a judgment against the Company for amounts owed under the HCLP Loan Agreement in addition to attorney’s fees and litigation costs. The summons with notice did not include a complaint and has not been served on the Company. In light of these circumstances, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including counter claims and litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP. The Company intends to vigorously pursue its claims regarding the validity of such purported indebtedness.
21.    Supplemental Cash Flow Information
Cash paid for taxes for the years ended March 31, 2025 and 2024, was de minimis and $0.8 million, respectively. Cash paid for interest for the years ended March 31, 2025 and 2024, was $2.4 million and $1.1 million, respectively.
Supplemental disclosure of noncash investing and financing activities include:
Year Ended March 31, 2025:
–$160.5 million reclass of BCH Preferred A-0 from temporary equity to permanent equity.
–$17.8 million accrual for BCH Preferred A-0 guaranteed payment.
–$1.3 million settlement of liability for issuance of Class A common stock.
–$1.4 million issuance of Series B preferred stock in connection with recent financings.

–$0.9 million of distributions payable to the Charitable Beneficiaries.
Year Ended March 31, 2024:
–$793.4 million conversion of BCG Class A common units for Class A common stock.
–$791.9 million conversion of BCG Preferred B.2 for Class A common stock.
–$205.8 million conversion of BCH Preferred C for Class A common stock.
–$193.9 million exchange of BCH Preferred A-1 for Class A common stock and Class B common stock in BCG Recapitalization.
–$56.7 million transfer of alternative assets for settlement of the Customer ExAlt Trust loan payable.
–$38.7 million issuance of Series B preferred stock in connection with recent financings.
–$16.8 million accrual for BCH Preferred A-0 guaranteed payment.
–$6.9 million deemed dividend from BCH Preferred A-1 to BCG Preferred B.2 for accrual of preferred return.
–$5.3 million issuance of Class A common for recent financings.
–$4.5 million settlement of liability for issuance of Class A common stock.
–$3.9 million conversion of BCH Class S Ordinary to Class A common stock.
–$1.2 million of distributions payable to the Charitable Beneficiaries.
–$1.1 million noncash issuance of noncontrolling interest.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of financial condition and that are shown in the consolidated statements of cash flows:

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$1,346	$7,913
Restricted cash	—	64
Total cash, cash equivalents and restricted cash	$1,346	$7,977
22.    Subsequent Events
The Company has evaluated subsequent events the date the financial statements were issued, and determined that there have been no events, other than those disclosed below, that have occurred that would require adjustments to our disclosures in the consolidated financial statements.
Potential Future Goodwill Impairment
Through the date of this report, the Company has not experienced any further significant sustained decline in the price of its common stock from the values at March 31, 2025 of $0.31. A significant sustained decline in our common stock and related market capitalization has in the past been, and in the future may be, a potential indicator that a portion of our remaining goodwill is impaired and may require a quantitative impairment assessment of the Company’s assets, including goodwill and intangible assets, which may result in an additional impairment charge in a future period. While management cannot predict if or when additional future goodwill impairments may occur, additional goodwill impairments could have material adverse effects on the Company’s financial condition, operating income, net assets, and/or the Company’s cost of, or access to, capital.
Liquidity Transactions
On April 4, 2025, Ben Liquidity entered into agreements to finance liquidity transactions related to a primary capital transaction with respect to a limited partner interest in an investment fund with a NAV of $9.6 million. Pursuant to such transaction, the Customer ExAlt Trusts acquired the limited partnership, and in exchange for such interest, the customer received 965,576 shares of the Company’s Series B-6 Resettable Convertible Preferred Stock, par value $0.001 per share (the “Series B-6 preferred stock”), with such Series B-6 preferred stock being convertible into shares of the Company’s Class A common stock. Each share of the Series B-6 preferred stock is convertible at the election of the holder into shares of the Class A common stock initially at a conversion price of $0.3151 per share, and is subject to reset from time to time, subject to a floor of $0.2363 per share. A maximum of 40,862,294 shares of Class A common stock may be issued upon conversion of the Series B-6 preferred stock.
On April 21, 2025, Ben Liquidity entered into agreements to finance liquidity transactions related to a primary capital transaction with respect to a limited partner interest in an investment fund with a NAV of $0.2 million. Pursuant to such transaction, the Customer ExAlt Trusts acquired the limited partnership, and in exchange for such interest, the customer received 23,333 shares of the Company’s Series B-7 Resettable Convertible Preferred Stock, par value $0.001 per share (the “Series B-7 preferred stock”), with such Series B-7 preferred stock being convertible into shares of the Company’s Class A common stock. Each share of the Series B-7 preferred stock is convertible at the election of the holder into shares of the Class A common stock initially at a conversion price of $0.2979 per share, and is subject to reset from time to time, subject to a floor of $0.2234 per share. A maximum of 1,044,450 shares of Class A common stock may be issued upon conversion of the Series B-7 preferred stock.
On June 17, 2025, Ben Liquidity entered into agreements to finance liquidity transactions related to a primary capital transaction with respect to a limited partner interest in an investment fund with a NAV of $1.9 million. Pursuant to such transaction, the Customer ExAlt Trusts acquired the limited partnership, and in exchange for such interest, the customer received 191,037 shares of the Company’s Series B-8 Resettable Convertible Preferred Stock, par value $0.001 per share (the “Series B-8 preferred stock”), with such Series B-8 preferred stock being convertible into shares of the Company’s Class A common stock. Each share of the Series B-8 preferred stock is convertible at the election of the holder into shares of the Class A common stock initially at a conversion price of $0.3397 per share, and is subject to reset from time to time, subject to a floor of $0.2548 per share. A maximum of 7,497,528 shares of Class A common stock may be issued upon conversion of the Series B-8 preferred stock.
Asset Sales
On June 6, 2025 and July 1, 2025, entities (“Sellers”) held by a Customer ExAlt Trust and managed by an indirect subsidiary of the Company completed the sale of beneficial interests with respect to certain limited partner interests (the “Interests”) held for the benefit of such Customer ExAlt Trust. The Sellers received aggregate gross proceeds of $25.1 million for the sale of the Interests. The Sellers paid an agreed upon brokerage commission and certain transaction costs out of such gross proceeds. The remainder of the proceeds were distributed to the Customer ExAlt Trust, which then used such proceeds as follows: (i) a portion (2.5%) of the proceeds will be distributed to the beneficiaries of the Customer ExAlt Trust and (ii) the remainder was paid to BFF, a subsidiary of the Company, as payment on outstanding accrued fees (if any) and a loan repayment on the outstanding loan issued by BFF to such Customer ExAlt Trust. The proceeds for the fee payment and the loan repayment received by BFF were then available for use by the Company. The Company was required to pay approximately $11.2 million out of the net proceeds to HH-BDH LLC as a principal and interest payment on the loan previously made by HH-BDH LLC to Beneficient Financing, LLC. HH-BDH LLC is an entity affiliated with Mr. Thomas O. Hicks, who is a member of the Company’s board of directors and was named chairman of the board of directors in June 2025.
Additionally, on August 8, 2025, Sellers agreed to sell additional beneficial interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trust. The Sellers will receive aggregate gross proceeds of approximately $11.6 million for the sale of such interests included in this transaction that will close and fund on various dates. As of the date of these financial statements, approximately $8.9 million has been funded with the remaining closing(s) expected to occur prior to September 30, 2025. The Sellers have agreed to pay brokerage commissions and certain transaction costs out of such gross proceeds. The remainder of the proceeds were or will be distributed to the Customer ExAlt Trust, which then used or will use such proceeds as follows: (i) a portion (2.5%) of the proceeds will be distributed to the beneficiaries of the Customer ExAlt Trust and (ii) the remainder was paid or will be paid to BFF, a subsidiary of the Company, as payment on outstanding accrued fees (if any) and a loan repayment on the outstanding loan issued by BFF to such Customer ExAlt Trust. The proceeds for the fee payment and the loan repayment received or to be received by BFF were or will be then available for use by the Company. The Company is required to pay approximately $3.8 million in total out of the net proceeds received on this transaction to HH-BDH LLC as a principal payment on the loan previously made by HH-BDH LLC to Beneficient Financing, LLC.
New Chairman of the Board of Directors and Chief Executive Officer
On June 30, 2025, Thomas O. Hicks was elected to be the Chairman of the Board of Directors. Effective on July 20, 2025, James G. Silk was named the Interim Chief Executive Officer. Brad K. Heppner previously served as the CEO and Chairman of the Board of Directors and resigned from both positions on June 19, 2025.
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
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 because of the material weakness in our internal control over financial reporting described below.
Changes in Internal Control over Financial Reporting
Other than described below, there were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the fourth quarter ended March 31, 2025, that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2025 due to the material weakness described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
The control environment, the first component in the COSO framework, provides the basis for carrying out internal controls across the organization and places responsibility on senior management to establish the tone at the top of the organization, including demonstrated commitment to integrity and ethical behavior throughout the organization. As described in “Recent Developments” included in Item 7, the Company identified credible evidence that a certain now former member of senior management engaged in inappropriate conduct by participating in fabricating and delivering fake documents to the Company regarding his and others’ relationships to one of our lenders, knowing that these documents would be provided to the Company’s auditors and such actions did not comport with the Company’s culture of compliance, code of conduct and ethics. Based on these findings, we concluded that there was a deficiency in the control environment specifically because the foregoing actions failed to demonstrate commitment to integrity and ethical behavior and senior management did not set an appropriate tone at the top. Although these actions did not have a quantitative impact on our financial statements, because of the circumvention of controls orchestrated by the now former member of senior management, we concluded that the potential for material misstatement of the financial statements was more than remote. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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
Remediation Plan
We have implemented or are evaluating various remedial actions to address the material weakness described above. These actions include the following:
•certain senior management members are no longer employed by Beneficient;
•the roles of the chairperson of the board of directors and the CEO were separated. Thomas O. Hicks was elected as the chairperson of the board on June 30, 2025 and James G. Silk was hired as the interim CEO on July 20, 2025.
•The Audit Committee, Board of Directors, and senior management will increase communication and training regarding the ethical values of Beneficient, requirement to comply with laws, our code of conduct and other policies.
As we continue to evaluate and work to improve our internal control over financial reporting and disclosure controls and procedures, we may decide to take additional measures to address control deficiencies or modify the remediation actions described above. We anticipate that the foregoing efforts and new internal control over financial reporting, when implemented and tested for a sufficient period of time, will remediate the material weakness described above. We will provide further updates to our remediation plan and status in future SEC filings.
ITEM 9B — OTHER INFORMATION
During the quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth information about our directors and officers as of September 22, 2025.

Name	Age	Positions
Executive Officers
James G. Silk	56	Interim Chief Executive Officer
Derek L. Fletcher	57	President of BFF, Chief Fiduciary Officer and Director
Greg Ezell	50	Chief Financial Officer
Maria S. Rutledge	49	Chief Technology Officer

Directors
Peter T. Cangany, Jr.	68	Director
Patrick Donegan	69	Director
Thomas O. Hicks	79	Director, Chairman of the Board of Directors
Bruce W. Schnitzer	81	Director
Karen J. Wendel	67	Director
The biographies of the above-identified individuals are set forth below:
James G. Silk – Interim Chief Executive Officer
Mr. Silk has over 25 years of experience, primarily in the alternative asset investment space. Prior to re-joining Ben on July 20, 2025 as Interim Chief Executive Officer, Mr. Silk served as Executive Vice President and Chief Legal Officer of the Company, overseeing Beneficient’s operations, underwriting, risk, and legal groups, from January 2020 until May 2024. He also served as a member of the Board of Directors from January 2020 until May 2024. Prior to originally joining Ben in January 2020, Mr. Silk was a Partner in the Asset Management Group at Willkie Farr & Gallagher LLP in Washington D.C. Before joining Willkie Farr, Mr. Silk was an attorney at Shearman & Sterling. During his career, Mr. Silk has advised customers on a variety of transactional and regulatory matters across the alternative asset space and has extensive experience consulting on investment advisor launches, registrations, operational issues and dozens of successful asset management M&A transactions. Mr. Silk has also counseled many of the industry’s largest and most recognizable public and private asset management firms – including Goldman Sachs, Deutsche Bank, Credit Suisse, Ares Capital, KKR, Brookfield, Bank of America Merrill Lynch and Morgan Stanley – on a wide variety of legal, compliance and regulatory issues.
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
Maria S. Rutledge – Chief Technology Officer
Ms. Rutledge has over 25 years of Information Technology and Information Security expertise. Prior to joining Ben, Mrs. Rutledge served as Executive Director and Chief of Staff of Information Technology Business Services for MUFG (Mitsubishi UFJ Financial Group) where she was responsible for all technology related functions including strategy, delivery, security, audit, and compliance. Prior to that, Mrs. Rutledge has served similar roles focused on Information Technology in various industries including Financial Services, Retail, Energy, and Telecommunications.
Ms. Rutledge received a Master’s of Science in Information Services, an MBA in International Management, and a Bachelor’s degree in Political Science, all from the University of Texas at Dallas.
Peter T. Cangany Jr. – Director
Mr. Cangany retired as a partner with Ernst & Young LLP (“EY”) in 2017, having served in such capacity since 1993. Mr. Cangany specialized in the audits of companies involved in several sectors of the financial services industry, including insurance companies and investment management firms with a focus on public companies. He held senior positions with the leadership of EY throughout his years as a partner, including location and sector leadership responsibilities. Mr. Cangany also currently serves as Chair of the Board of Trustees of Franklin College of Indiana. Mr. Cangany brings extensive knowledge of financial reporting and accounting issues faced by companies in the financial services industry, as well as experience with early-stage growth businesses, strategic planning, and corporate governance from nearly 40 years of serving clients.
Mr. Cangany earned a B.A. in Accounting from Franklin College and an M.B.A. from Texas A&M University. He is also a Certified Public Accountant.
We believe Mr. Cangany is qualified to serve on our board of directors due to, among other things, his expertise related to financial reporting and other complex accounting matters and his experience working with insurance entities.
Patrick J. Donegan – Director
Mr. Donegan brings almost thirty years of compliance, legal, banking and capital markets experience to the Company. As an attorney having held various senior compliance positions, Mr. Donegan is an expert in identifying risks and setting policies and procedure to effectively manage those risks. He has a vast understanding of banking and capital markets law and the regulations governing participants in those markets. Some of his senior compliance positions include serving as Chief Compliance Officer for bank holding companies and broker dealers and as Assistant General Counsel for a securities company. Over the course of his career, Mr. Donegan has attained eleven FINRA licenses and two certifications from the American Bankers Association, including the Certified Regulatory Compliance Mangers designation, and currently holds a Certified Anti-Money Laundering Specialist certification.
Mr. Donegan currently serves as a Senior Adviser at Premier Consulting Partners, Inc., a consulting firm focused on operational risk evaluation and compliance, and previously served as the Global Chief Compliance Officer of OKX Group from August 2023 to January 2024. From 2015 to 2023, Mr. Donegan held various leadership positions at Signature Bank, including Chief Compliance Officer, Senior Vice President and Sanctions Compliance Officer. Mr. Donegan’s professional career has also included positions with a number of prominent investment banks, including Cantor Fitzgerald, RBC, Guggenheim, BNP Paribas and Nat West, and compliance roles at Mitsubishi UFJ and Hudson City Bancorp.
Mr. Donegan received a Bachelor of Science in Accounting from St. John’s University and a J.D. from St. John’s University School of Law. He currently holds FINRA licenses that include: Series 7, 9, 10, 14, 24, 53, 55, 63, 79, 87 and 99.
We believe Mr. Donegan is qualified to serve on our board of directors due to, among other things, his expertise related to compliance and risk management and his experience working with banking and capital market entities.
Thomas O. Hicks – Director and Chairman of the Board of Directors
Mr. Hicks is a pioneer in the private equity industry in the United States. From 1984 to 1988 he was Co-Founder and Co-Chairman of Hicks & Haas which compiled a highly successful track record of acquisitions, including Dr Pepper, Seven Up, A&W Root Beer, Sybron, and Thermadyne. He later founded numerous private equity funds for his firm, Hicks, Muse, Tate and Furst, which raised over $12 billion in funds. His funds have invested billions of dollars of equity in businesses in the United States, Europe, and Latin America. Mr. Hicks retired from Hicks Muse in 2004, and now manages his own family office private equity firm, Hicks Holdings, LLC. Mr. Hicks was a Director of Carpenter Technology Corporation until September 2014. Mr. Hicks is also the manager and indirect, majority owner of HSG Sports Group Holdings LLC, which, through subsidiaries, including HSG Sports Group LLC and others, formerly owned interests in professional sports franchises, including the Texas Rangers major league professional baseball club and Dallas Stars professional ice hockey team. From March 2007 to October 2010, Mr. Hicks owned 50 percent of LFC Holdings, which owned 100 percent of Liverpool Football Club, an English Premier League soccer club. On May 24, 2010, the Texas Rangers filed a voluntary petition for Chapter 11 bankruptcy protection. On September 15, 2011, the Dallas Stars filed a voluntary petition for Chapter 11 bankruptcy protection. Additional proceedings were filed by or against other entities related to the Texas Rangers and the Dallas Stars, and Mr. Hicks in his individual capacity, in connection with the foregoing. Both the Texas Rangers and the Dallas Stars were sold to new owners in connection with their respective Chapter 11 bankruptcy cases. Upon sale of the teams, all claims against Mr. Hicks were withdrawn.
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
Karen J. Wendel – Director
Ms. Wendel is an experienced executive with strong skills in banking, technology M&A, cybersecurity, private equity, corporate governance, risk management, and the emerging blockchain and DeFi space. Her strategic expertise provides unique decision making skills for board-level strategic and tactical requirements. She has held executive and board roles in US and global private and public companies. As the CEO and President of TrustChains, a boutique advisory firm, Ms. Wendel works with large institutional entities. The focus includes, among other things, seeking to leverage the emerging implications of blockchain technology for cybersecurity and asset management. She has led major transformational projects across multiple geographies and industry segments. The projects ranged from transaction processing to global cybersecurity and identity platforms to emerging technologies in the insurance, healthcare, and pharmaceutical arenas. She has played critical roles in the development and deployment of regulatory strategies for both banks and banking infrastructure players. She has guided private equity firms and their portfolio companies in developing strategies for the financial services, cybersecurity, and identity management segments. Ms. Wendel’s expertise spans fundraising, corporate restructuring, transformational leadership, and innovative responses to changing technology and regulatory landscapes. In that capacity, she has played a vital role in creating more diverse, environmentally friendly entities aligned with global industry and governmental initiatives. She is a sought-after mentor and coach in the banking, cybersecurity, and blockchain market segments, and an active investor in seed funding for women and minority-led businesses.
Ms. Wendel received Bachelors of Science degrees in Economics and International Relations from Brigham Young University.
We believe Ms. Wendel is qualified to serve on our board of directors due to, among other things, her expertise related to technology and corporate governance and her experience working with private equity and capital market entities.

Family Relationships
There are no family relationships between our board of directors and our executive officers.
Board of Directors
Our board currently of directors consists of six (6) members with one open position. The current members include Peter T. Cangany, Jr., Patrick J. Donegan, Derek L. Fletcher, Thomas O. Hicks, Bruce W. Schnitzer and Karen J. Wendel, all with terms ending at the Company’s next annual meeting of stockholders. Mr. Hicks currently serves as the Chairman of the Board. The Company’s Bylaws provide that the Board shall consist of least five individuals and not more than fifteen individuals, with the number of directors within the foregoing fixed minimum and maximum established and changed from time to time solely by resolution adopted by the Board. The Stockholders Agreement provides that for so long as the Class B Threshold (as defined in the Stockholders Agreement) is met, the Board shall be comprised of nine members. The holders of the Class B common stock have agreed to temporarily waive this requirement and on March 19, 2025, the Board determined to decrease the number of directors on the Board from nine to seven, provided that the Board will increase the size of the Board to nine members as soon as practicable and in any event not later than the earlier of two (2) months following the Company’s annual meeting held on May 29, 2025, and the date the Class B Holder 1 (as defined in provides notice to the Board that it intends to nominate a Class B Director pursuant to the Stockholders Agreement. The Board Size Decrease was also approved by the Class B Holders subject to the foregoing conditions. Despite the foregoing, due to Mr. Heppner’s recent resignation from the Board, the Company does not currently intend to increase the size of the Board.
Arrangements for Election of Directors
Pursuant to the terms of the Stockholders Agreement, entered into on June 6, 2023, by and among, the Company, BHI, Hicks Holdings Operating, LLC and Mr. Schnitzer, Class A Directors are elected by holders of Class A common stock and Class B common stock, voting together as a single class, with holders of Class B common stock being entitled to 10 votes per share with respect to all matters on which stockholders are entitled to vote. Furthermore, pursuant to the Stockholders Agreement, for so long as the Class B Threshold is met, the Class B Holders will have the right to designate 51% of the directors (rounded up to the nearest director) to the Beneficient board of directors as follows: (i) provided that Class B Holder 1 or its Permitted Transferee continues to hold (A) at least twenty-five percent (25%) of the number of shares of Class B common stock held by Class B Holder 1 on the effective date of the Stockholders Agreement, or (ii) if the condition in preceding clause (A) is not satisfied, the aggregate capital account balances with respect to the limited partner interests in BCH held by Class B Holder 1 is an amount that is at least twenty percent (20%) of the aggregate capital account balances of the limited partner interests in BCH held by Class B Holder 1 on the effective date of the Stockholders Agreement (the condition in either clause (A) or clause (B) being referred to as the “Class B Holder 1 Threshold”), up to three individuals (currently two individuals under the March 19, 2025 agreement described above) designated by Class B Holder 1, which currently is Derek L. Fletcher with one position open (ii) provided that Class B Holder 2 or its Permitted Transferee continues to hold (A) at least twenty-five percent (25%) of the number of shares of Class B common stock held by Class B Holder 2 on the effective date of the Stockholders Agreement, or (ii) if the condition in preceding clause (A) is not satisfied, the aggregate capital account balances with respect to the limited partner interests in BCH held by Class B Holder 2 is an amount that is at least twenty percent (20%) of the aggregate capital account balances of the limited partner interests in BCH held by Class B Holder 2 on the effective date of the Stockholders Agreement (the condition in either clause (A) or clause (B) being referred to as the “Class B Holder 2 Threshold”), one individual designated by Class B Holder 2, who currently is Thomas Hicks (provided, however, that if Thomas Hicks declines to serve as a director, then the director designated by Class B Holder 2 will be Mack Hicks; provided, further, that if Mack Hicks declines to serve as a director, then Class B Holder 1 shall designate such director) and (iii) provided that Class B Holder 3 or its Permitted Transferee continues to hold (A) at least twenty-five percent (25%) of the number of shares of Class B common stock held by Class B Holder 3 on the effective date of the Stockholders Agreement, or (ii) if the condition in preceding clause (A) is not satisfied, the aggregate capital account balances with respect to the limited partner interests in BCH held by Class B Holder 3 is an amount that is at least twenty percent (20%) of the aggregate capital account balances of the limited partner interests in BCH held by Class B Holder 3 on the effective date of the Stockholders Agreement (the condition in either clause (A) or clause (B) being referred to as the “Class B Holder 3 Threshold”), one individual designated by Class B Holder 3, who currently is Bruce W. Schnitzer (provided, however, that if Bruce W. Schnitzer declines to serve as a director, then the director designated by Class B Holder 3 will be Eliza Schnitzer; provided, further, that if Eliza Schnitzer declines to serve as a director, then Class B Holder 1 shall designate such director).
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
Under the terms of the Stockholders Agreement, the following directors are the current Class B Directors: Bruce W. Schnitzer, Thomas O. Hicks, and Derek L. Fletcher. Furthermore, the following directors are the current Class A Directors: Peter T. Cangany, Jr., Patrick J. Donegan, and Karen J. Wendel. One Class B director position is currently open.
Controlled Company Status
Pursuant to the Stockholders Agreement, holders of Class B common stock have the right to elect a majority of Beneficient’s directors. As a result, Beneficient is a “controlled company” within the meaning Nasdaq rules and may elect not to comply with certain corporate governance standards.
Director Independence
Under the Nasdaq Listing Rules, a majority of the members of the board of directors of a Nasdaq-listed company must satisfy Nasdaq’s criteria for “independence.” As a “controlled company,” Beneficient is largely exempted from such requirements. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Peter T. Cangany, Jr., Patrick J. Donegan and Karen J. Wendel are “independent” as defined under the rules of Nasdaq. Additionally, the Board had previously determined that the Company’s former directors Emily B. Hill and Dennis P. Lockhart were independent. In making such determinations, our board of directors considered the relationships that each such non-employee director has with Beneficient and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director and any institutional stockholder with which he or she is affiliated.
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
The Audit Committee has three members: Peter T. Cangany, Jr., Patrick J. Donegan and Karen J. Wendel, all of whom are independent as defined by Nasdaq rules. Dennis P. Lockhart and Emily B. Hill served on the Audit Committee prior to his or her departure from the board of directors effective, July 19, 2024 for Mr. Lockhart and September 30, 2024 for Ms. Hill. Our board of directors has adopted a written charter for the Audit Committee, which is available on Beneficient’s corporate website, www.trustben.com under “Shareholders: Governance.” The Beneficient board of directors has determined that Peter T. Cangany, Jr., is an “audit committee financial expert” as defined by applicable SEC rules.
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
The Compensation Committee may be comprised of up to four members, of which two members are designated by Class B Directors and any additional members are designated by Class A Directors. Currently, the members of our Compensation Committee are Thomas O. Hicks and Bruce W. Schnitzer. Subject to the terms of the Stockholders Agreement, the Nominating Committee is evaluating the composition of the Compensation Committee and may consider additional appointments to the Compensation Committee. Our board of directors has adopted a written charter for the Compensation Committee, which is available on Beneficient’s corporate website, www.trustben.com under “Shareholders: Governance.” None of our executive officers serve as a member of the board of directors or Compensation Committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of the Beneficient board of directors or a committee of the Beneficient board of directors.
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
The Nominating Committee may be comprised of up to four directors, of which two members are designated by Class B Directors and any additional members are designated by Class A Directors. Currently, the member of our Nominating Committee is Thomas O. Hicks. James G. Silk served on the Nominating Committee prior to his departure from the board of directors effective May 10, 2024. Brad K. Heppner served on the Nominating Committee prior to his departure from the board of directors effective June 19, 2025. Subject to the terms of the Stockholders Agreement, the Nominating Committee is evaluating its composition and may consider additional appointments to the Nominating Committee to fill the vacancies created by Mr. Silk’s and Mr. Heppner’s departures from the board of directors. Our board of directors has adopted a written charter for the Nominating Committee, which is available on Beneficient’s corporate website, www.trustben.com under “Shareholders: Governance.”
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
The Community Reinvestment Committee may be comprised of up to four directors, of which two members are designated by the Class B Directors and any additional members are designated by Class A Directors. Currently, the members of our Community Reinvestment Committee are Derek Fletcher and Aurelia Heppner. Ms. Heppner is not a director of the Company but serves as a non-board member on the Community Reinvestment Committee as permitted under Nevada law. Ms. Heppner is the spouse of the Company’s former Chief Executive Officer, Brad K. Heppner. Emily B. Hill served on the Community Reinvestment Committee prior to her departure from the board of directors effective September 30, 2024. Subject to the terms of the Stockholders Agreement, the Community Reinvestment Committee is evaluating its composition and may consider additional appointments to the Community Reinvestment Committee to fill the vacancy created by Ms. Hill’s departure. Our board of directors has adopted a written charter for the Community Reinvestment Committee, which is available on Beneficient’s corporate website, www.trustben.com under “Shareholders: Governance.”

Executive Committee
The Executive Committee’s responsibilities include, among other things, exercising all of the powers and authority of our board of directors to act in matters as directed by the board of directors or in any other matter in the discretion of the Executive Committee, relating to our management and business and affairs, to the fullest extent permitted by law.
The Executive Committee may be comprised of up to four members, of which two members are designated by Class B Directors and any additional members are designated by Class A Directors. Currently, the members of our Executive Committee are Peter T. Cangany, Jr., Thomas O. Hicks and Bruce W. Schnitzer. James G. Silk served on the Executive Committee prior to his departure from the board of directors effective May 10, 2024. Brad K. Heppner served on the Executive Committee prior to his resignation from the board of directors effective June 19, 2025. Subject to the terms of the Stockholders Agreement, the Nominating Committee is evaluating the composition of the Executive Committee and may consider additional appointments to the Executive Committee to fill the vacancies created by departures of Mr. Silk and Mr. Heppner from the board of directors.
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
The Enterprise Risk Committee currently has five members. The members of our Enterprise Risk Committee are Thomas O. Hicks, Bruce W. Schnitzer, Peter, T. Cangany, Jr., Karen J. Wendel and Patrick J. Donegan. Brad K. Heppner served on the Enterprise Risk Committee prior to his departure from the board of directors effective June 19, 2025. Our board of directors has adopted a written charter for the Enterprise Risk Committee, which is available on Beneficient’s corporate website, www.trustben.com under “Shareholders: Governance.”
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
The Credit Committee currently has three members. The members of our Credit Committee are Thomas O. Hicks, Bruce W. Schnitzer, and Patrick J. Donegan. Dennis P. Lockhart, Emily B. Hill and Brad K. Heppner served on the Credit Committee prior to his or her resignation from the board of directors, effective July 19, 2024 for Mr. Lockhart, September 30, 2024 for Ms. Hill and June 19, 2025 for Mr. Heppner. Our board of directors has adopted a written charter for the Credit Committee, which is available on Beneficient’s corporate website, www.trustben.com under “Shareholders: Governance.”
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
The Products and Related Party Transactions Committee has three members. The members of our Products and Related Party Transactions Committee are Peter T. Cangany, Jr., Patrick J. Donegan and Karen J. Wendel. Dennis P. Lockhart and Emily B. Hill served on the Products and Related Party Transaction Committee prior to his or her departure from the board of directors, effective July 19, 2024 for Mr. Lockhart and September 30, 2024 for Ms. Hill. Our board of directors has adopted a written charter for the Products and Related Party Transactions Committee, which is available on Beneficient’s corporate website, www.trustben.com under “Shareholders: Governance.”
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
Insider Trading Policy
Our board of directors has adopted an insider trading policy governing the purchase, sale and/or other dispositions of its securities by directors, officers and certain employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations. While the Company is not subject to the insider trading policy, the Company does not trade in its securities when it is in possession of material nonpublic information other than pursuant to any Rule 10b5-1 trading plans adopted by the Company. Our insider trading policy is available on Beneficient’s corporate website, www.trustben.com under “Shareholders: Governance.”
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
Equity Award Timing Policies
We do not have a formal policy or obligation that requires us to award equity or equity-based compensation on specific dates. Neither our Board nor our Compensation Committee takes material non-public information into account when determining the timing of equity awards, nor do we time the disclosure of material non-public information for the purpose of impacting the value of executive compensation. During the last fiscal year, there were no stock option awards to any named executive officers within four business days preceding the filing of any report of Forms 10-K, 10-Q, or 8-K that disclosed material nonpublic information.
ITEM 11 — EXECUTIVE COMPENSATION
Beneficient is an “emerging growth company,” as defined in the JOBS Act and is also a “smaller reporting company” under SEC rules. As such, we have opted to comply with the scaled executive compensation disclosure rules applicable to emerging growth companies and smaller reporting companies, which provide certain exemptions from various reporting requirements that are applicable to other public companies. This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as Beneficient’s principal executive officer during the fiscal year ended March 31,

2025 (the “FY2025”), and our next two most highly compensated executive officers in respect of their service to Beneficient during the period. We refer to these individuals as our named executive officers, or NEOs. Our NEOs for FY2025 were as follows:
•Brad K. Heppner, Former Chief Executive Officer and Former Chairman of the Board;
•Derek Fletcher, President of BFF, Chief Fiduciary Officer and Director; and
•Jeff Welday, Former Global Head of Originations & Distribution.
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
Historical Context of Executive Compensation
Effective in June 2017 and July 2017, BCG entered into the Bradley Capital Agreement and the BHI Services Agreement (as amended and restated as the Bradley Capital Services Agreement), each of which is defined and described in “—Narrative Disclosure to Summary Compensation Table.” Such agreements were executed in accordance with the terms of a Recapitalization Agreement dated August 1, 2017, by and among BCG and several related parties in contemplation of the commencement of our commercial operations. For additional information, see “—Certain Beneficient Relationships and Related Party Transactions – Relationships with Other Parties.” Pursuant to the Bradley Capital Agreement, and the BHI Services Agreement, we are obligated to pay certain costs that are reported as compensation to Mr. Heppner in the Summary Compensation Table in footnotes (5) and (6) thereto. At the time such agreements were entered, BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, held substantially all our outstanding equity and estimates of the current and future costs of those arrangements were incorporated in the valuation of the Company as part of the May 2018 change in control of BCG. The Amended and Restated Agreement of Limited Partnership of BCG dated September 1, 2017 included a provision stating that each person who acquired an interest in BCG approved, ratified and confirmed the execution and delivery of certain related party agreements described therein, including the Recapitalization Agreement, were acknowledged by GWG in connection with its initial transaction with BCG.
Summary Compensation Table
The “Summary Compensation Table” below summarizes the total compensation paid to or earned by our principal executive officer and each of the other two most highly-compensated officers employed at the end of FY2025.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($) (3)		All Other Compensation ($)		Total ($)
Brad K. Heppner(1) (2)	2025	$225,000	$—		$—		$4,151,578	(4)	$4,376,578
Former Chief Executive Officer and Chairman of the Board	2024	225,000	—		1,142,019		4,141,495	(5)	5,508,514
Derek L. Fletcher	2025	565,000	—	(6)	—		18,732	(7)	583,732
President of BFF and Chief Fiduciary Officer and Director	2024	565,000	—	(6)	356,560		21,133	(8)	942,693
Jeff Welday(9)	2025	300,000	3,919	(10)	642,882	(11)	18,732	(12)	965,533
Former Global Head of Originations & Distribution	2024	—	—		—		—		—
(1)    Mr. Heppner resigned from the Board of Directors and from his role as Chief Executive Officer effective June 19, 2025.
(2)     Amounts do not include certain equity interests and other returns received by BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, as each of these additional amounts represent returns on founder’s equity interests originally received in connection with the formation and recapitalization of BCG and its subsidiaries and are not considered to be compensation, consistent with their treatment in the Company’s audited financial statements. See “—Narrative Disclosure to Summary Compensation Table – Beneficient Company Holdings, L.P. Interests.”
(3)     The amount disclosed represents the aggregate grant date fair value of stock awards computed in accordance with ASC Topic 718. This amount does not reflect the actual economic value that may be realized by the named executive officer, which will depend on factors including the continued services of the named executive officer and the future value of our Common Stock. For the restricted stock unit awards granted in FY2024, the grant date fair value is based on the closing price of our common stock on the date of grant. The grant date fair values do not take into account any estimated forfeitures related to service-vesting conditions. The assumptions used in calculating the grant date fair value for such stock awards are set forth in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K for the year ended March 31, 2025.
(4)    Consists of:
(i) total fees of $2,825,153 with respect to FY2025 accrued to Bradley Capital (as defined below), a Related Entity, for services provided and $55,779 with respect to the FY2025 for Bradley Capital and other Related Entities’ use of Company office space and resources all in accordance with the terms and pursuant to the Bradley Capital Services Agreement (as defined below). See “— Historical Context of Executive Compensation” above; (ii) total legal, tax and other expenses of $53,833 with respect to FY2025 expenses on behalf of Bradley Capital, a Related Entity, for services provided pursuant to the Bradley Capital Services Agreement. See “— Historical Context of Executive Compensation” above;
(ii) $663,225 with respect to FY2025 for the use by the Related Entity Trust (as defined below) of our “platinum level” trust administration services product plan and tax, legal and other expenses of approximately $522,011, of which $472,680 is accrued but unreimbursed, with respect to the FY2025 paid on behalf of BHI and other Related Entities pursuant to the terms of the BHI Services Agreement (as defined below). See “— Historical Context of Executive Compensation”;
(iii) $11,894 of club dues; and
(iv) Company-paid premiums in the amount of $19,683 for supplemental medical coverage.
(5) Consists of:
(i) total fees of $2,708,877 with respect to FY2024 paid to Bradley Capital, a Related Entity, for services provided and $65,442 with respect to the FY2024 for Bradley Capital and other Related Entities’ use of Company office space and resources all in accordance with the terms and pursuant to the Bradley Capital Services Agreement. See “— Historical Context of Executive Compensation” above; (ii) total legal, tax and other expenses of $30,199 with respect to FY2024 expenses on behalf of Bradley Capital, a Related Entity, for services provided pursuant to the Bradley Capital Services Agreement. See “— Historical Context of Executive Compensation” above;
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
(6)    Final aggregate bonus amounts with respect to the FY2024 and FY2025 have not yet been determined.
(7)    Consists of Company-paid premiums in the amount of $18,732 for supplemental medical coverage.
(8)    Consists of Company-paid premiums in the amount of $16,787 for supplemental medical coverage and Company contributions in the amount of $4,346 to a 401(k) plan for the benefit of Mr. Fletcher with respect to FY2024.
(9)    Mr. Welday resigned from his role as Global Head of Originations & Distribution effective August 11, 2025.
(10)     Consists of cash commissions paid to Mr. Welday during FY2025 related to origination activity during the period.
(11)    Includes $637,905 of incentive awards and $4,977 of equity-based commissions awards related to origination activity during the period during FY2025 to Mr. Welday based on the aggregate grant date fair value of stock awards computed in accordance with ASC Topic 718.
(12)    Consists of Company-paid premiums in the amount of $18,732 for supplemental medical coverage.
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
Bradley Capital Company, L.L.C.
BCG and BCH entered into a services agreement with Bradley Capital Company, L.L.C., a Related Entity (“Bradley Capital”), originally effective June 1, 2017 (the “Bradley Capital Agreement”), which was subsequently amended and restated effective January 1, 2022 (the “A&R Bradley Capital Agreement”), pursuant to which Bradley Capital provides certain executive and other services to BCG in exchange for fees and other consideration as described above. In addition, effective January 1, 2022, The Beneficient Company Group (USA), L.L.C. (“Beneficient USA”), a subsidiary of BCH, as sublessee, Bradley Capital, as sublessor, and BCH, solely as it relates to the guarantee it makes to Bradley Capital as set forth therein, entered into an Aircraft Sublease Agreement (the “2022 Aircraft Sublease”) pursuant to which BCH subleases the aircraft described therein. In conjunction with the execution of the 2022 Aircraft Sublease, BHI, BCH and BCG entered into a

Contribution Agreement effective as of January 1, 2022 (the “2022 Contribution Agreement”). Pursuant to the 2022 Contribution Agreement, BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, agrees to reimburse to BCH the quarterly rental paid or accrued by BCH under the Aircraft Sublease and additional expenses of up to $250,000 per year, subject to certain conditions, including BCH’s timely payment of the Guaranteed Series A-0 Payment to BHI for the respective quarter in which such contribution is to be paid (whether or not waived in accordance with the terms of the BCH A&R LPA). On January 1, 2023, the 2022 Aircraft Sublease expired pursuant to its terms. Also on January 1, 2023, Beneficient USA, Bradley Capital and BCH entered into a replacement sublease agreement (the “2023 Aircraft Sublease”), on substantially the same terms as the 2022 Aircraft Sublease, and the 2023 Aircraft Sublease expired on January 1, 2024 and was not renewed. On January 1, 2023, in connection with the execution of the 2023 Aircraft Sublease, BHI, BCH and BCG entered into an Amended and Restated Contribution Agreement on substantially the same terms as the 2022 Contribution Agreement to incorporate both the 2022 Aircraft Sublease and the 2023 Aircraft Sublease.
In connection with the consummation of the Business Combination, on June 7, 2023, the Bradley Capital Agreement was replaced by the Second Amended and Restated Bradley Capital Agreement (the “Second A&R Bradley Capital Agreement”) with the Company as a party. The Second A&R Bradley Capital Agreement is substantially similar to the previous Bradley Capital Agreement, subject to certain changes as follows. The Executive Committee (as defined in the Second A&R Bradley Capital Agreement) reference now refers to the Executive Committee of the Board, and the Second A&R Bradley Capital Agreement expressly states that it shall in no way limit the authority of Board to appoint and remove officers of the Company, including its chief executive officer. The term of the Second A&R Bradley Capital Agreement extends through December 31, 2023, with an annual one-year renewal provision thereafter. The termination provision was revised so that the agreement may be terminated upon the approval of all members of the Executive Committee, excluding Brad K. Heppner if he is then serving on the Executive Committee. The base fee was increased to $460,000 per quarter and the supplemental fee was increased to $180,000 per quarter, with each fee remaining subject to an annual inflation adjustment. In addition, revisions were made to the limitation of liability and indemnification provisions to reflect the applicability of the corporation laws of Nevada to Beneficient. As described elsewhere in the Annual Report on Form 10-K, Mr. Heppner resigned from the Company on June 19, 2025.
See “— Historical Context of Executive Compensation” above and the section titled “—Certain Beneficient Relationships and Related Party Transactions – Relationship with Bradley Capital Company, L.L.C.” for details.
Beneficient Holdings, Inc.
Mr. Heppner indirectly holds certain interests in our business through BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, which is a holder of the following equity interests in BCH: BCH Class S Ordinary Units, BCH Class S Preferred Units, BCH Preferred A-1 Unit Accounts, BCH Preferred A-0 Unit Accounts, FLP-1 Unit Accounts and FLP-3 Unit Accounts. The equity interests represent founder’s interests originally received by BHI in connection with the formation and recapitalization of Ben. Through his participation in the value of his founder’s equity interests of BCH held by BHI, Mr. Heppner receives financial benefits from our business which include, but are not limited to, certain income allocations, preferred returns, issuances of additional securities, cash distributions and other payments, including those described above. BHI’s interest in the equity interests of BCH are subject to certain transfer restrictions. In addition, a Company subsidiary, The Beneficient Company Group (USA), L.L.C. (“Ben USA”) entered into a services agreement with BHI, effective as of July 1, 2017 (the “BHI Services Agreement”) pursuant to which BHI pays an annual fee of $30,000 to Ben USA in exchange for the provision of certain trust administration and other services to be provided to the Related Entity Trust and the Related Entities. See “— Historical Context of Executive Compensation” above and the section titled “—Certain Beneficient Relationships and Related Party Transactions – Relationship with Beneficient Holdings, Inc.” for details.
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
During FY2024, BHI received $7.8 million of an accrued, but unpaid, quarterly return on BCH Preferred A-1 Unit Accounts, approximately $7 thousand of an accrued, but unpaid, quarterly return on BCH Class S Preferred Units, approximately $13.7 million of accrued, but unpaid, guaranteed payments with respect to BCH Preferred A-0 Unit Accounts, and no accrued distributions on BCH FLP-3 Unit Accounts. During FY2025, BHI received $12.2 million of an accrued, but unpaid, quarterly return on BCH Preferred A-1 Unit Accounts, approximately $2 thousand of an accrued, but unpaid, quarterly return on BCH Class S Preferred Units, approximately $14.5 million of accrued, but unpaid, guaranteed payments with respect to BCH Preferred A-0 Unit Accounts, and no amount of accrued but unpaid distributions on BCH FLP-3 Unit Accounts. Amounts reflected above related to the quarterly return on the BCH Preferred A-1 Units Accounts and the BCH Class S Preferred Units are only earned to the extent these is sufficient income at BCH to satisfy the return, however, such amounts accumulate in periods when there is insufficient income to fully satisfy the returns. Through March 31, 2025, approximately $99.0 million and $0.1 million of preferred return related to BHI’s holdings of BCH Preferred A-1 Units Accounts and BCH Class S Preferred Units has not yet been allocated due to insufficient income during those periods to fully satisfy the preferred return and will be allocated in future quarterly periods to the extent that sufficient income, if any, is available for such allocation. In connection with the Business Combination, the quarterly BCH Preferred A-1 Units Accounts and BCH Class S Preferred Units will not accrue from June 7, 2023 through December 31, 2024, except to the extent of income available to be allocated to these securities. See “—Certain Beneficient Relationships and Related Party Transactions – Beneficient Company Holdings, L.P. Interests” for additional information.
BCH FLP-2 Unit Accounts
BMP holds BCH FLP-2 Unit Accounts in connection with the BMP Equity Incentive Plan. As the holder of BCH FLP-2 Unit Accounts, BMP is entitled to quarterly issuances of an equal amount of BCH Class S Ordinary Units and BCH Class S Preferred Units that in aggregate is equal to the income allocated to BCH FLP-2 Unit Accounts pursuant to the BCH A&R LPA. BCH FLP-2 Unit Accounts are allocated income equal to 49.5% of: (1) fifteen percent (15%) of the profits from financing activities of BCH and its subsidiaries, exclusive of profits from other activities such as fees or reimbursement of expenses in connection with trustee or custodial services and insurance and insurance-related activities (this will generally include revenues from Ben Liquidity subsidiaries), and (2) the Excess EBITDA Margin, which generally relates to the fee-generating businesses of Beneficient, exclusive of financing activity revenues. The Excess EBITDA Margin for an applicable entity is equal to the lesser of (i) 50% of the revenues of BCH and its tax pass-through subsidiaries, excluding revenues from financing activities, and (ii) an amount of revenues that will cause the EBITDA of such entity divided by the gross revenues of such entity to equal 20% (this will generally include the subsidiaries of Ben Custody and Ben Insurance Services). BCH FLP-2 Unit Accounts are also entitled to receive annual tax distributions. As the holder of the BCH FLP-2 Unit Accounts, upon its allocation of income of BCH in accordance with the above terms, BMP receives additional limited partner interests in BCH while retaining such BCH FLP-2 Unit Accounts. There were no units received by BMP for during FY2024 or FY2025.
In addition, pursuant to the terms of the BCH Eighth A&R LPA, adopted June 7, 2023, BMP, as the holder of the BCH FLP-2 Unit Accounts, also is entitled to receive an allocation of a portion of any upward carrying value adjustment as calculated pursuant to Internal Revenue Code Section 704(b). In the event of an upward carrying value adjustment, the BCH FLP-1 Unit Accounts (50.5%) and the BCH FLP-2 Unit Accounts (49.5%) are entitled to first be allocated gains associated with such carrying value adjustment equal to 15% of the value of the capital accounts of all Class A Units and Class S Units, calculated based on the post-adjusted capital accounts of the then outstanding Class A Units and Class S Units. Immediately following any such allocation, the amount allocated is converted into BCH Class S Ordinary Units at the unit price, which prior to the effectiveness of the Business Combination was determined by dividing the sum of the capital accounts for the BCH Class A Units and BCH Class S Units by the aggregate number of such units, and, following the effectiveness of the Business Combination, the closing price of a share of the Class A common stock on the primary exchange on which such shares are listed. Such provision results in BMP, as the holder of the BCH FLP-2 Unit Accounts, receiving additional limited partner interests as a result of any upward adjustment of the carrying value of the assets of BCH while retaining such BCH FLP-2 Unit Accounts. Adjustments to the carrying value of the BCH assets are likely to occur upon certain events, such as the acquisition of additional limited partner interests in BCH for more than a de minimis capital contribution. As a result of the consummation of the Business Combination, an adjustment to the carrying value BCH’s assets of approximately $321.9 million occurred. Pursuant to the BCH Eighth A&R LPA, approximately 402,383 BCH Class S Ordinary Units would be issuable as a result of the carrying value adjustment. Additionally, subsequent to the Business Combination, additional carrying value adjustments occurred, and approximately 1,400,000 (inclusive of the 402,383 units described above) BCH

Class S Ordinary Units would be issuable through March 31, 2025 as a result of such carrying value adjustments, subject to the Compensation Policy. Under the Compensation Policy, unless waived or amended, the number of BCH Class S Ordinary Units that may be issued as a result of the carrying value adjustments is limited and requires approval of the Board; provided that any such BCH Class S Ordinary Units that are issuable under the carrying value provision may be issued in subsequent years in accordance with the Compensation Policy. As of the date of this Annual Report on Form 10-K, there has been no allocation of such carrying value adjustments among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts, and no issuance of any BCH Class S Ordinary Units as a result of such adjustments.
Other Employment Arrangements
We did not have a formal employment agreement with Mr. Heppner prior to his resignation on June 19, 2025. Mr. Heppner received a base salary as determined by the compensation committee of Ben Management, prior to the Conversion, and of Beneficient, subsequent to the Conversion. Mr. Heppner received a base salary of $225,000 for FY2025 and FY2024. In establishing his salary, the compensation committee took into consideration the fees payable under the Bradley Capital Services Agreement and the equity interests indirectly held by Mr. Heppner, as a founder of Ben and the financial benefits derived from such interests. In establishing Mr. Heppner’s salary the compensation committee sought to establish a minimum salary that would allow Mr. Heppner to maximize the benefits available under the Company’s 401(k) plan and the also enable Mr. Heppner and his qualified dependents to participate in the Company’s insurance and other benefits programs.
We do not have a formal employment agreement with Mr. Fletcher. Mr. Fletcher receives a base salary and bonus as determined by the compensation committee of Ben Management, prior to the Conversion, and of Beneficient, subsequent to the Conversion. For FY2025 and FY2024, Mr. Fletcher received a base salary of $565,000, participates in our annual bonus program, and participates in our equity incentive plans.
We did not have a formal employment agreement with Mr. Welday prior to his resignation on August 11, 2025. Mr. Welday received a base salary and bonus as determined by the compensation committee of Ben Management, prior to the Conversion, and of Beneficient, subsequent to the Conversion. For FY2025, Mr. Welday received a base salary of $300,000, participated in our annual bonus program, and participated in our equity incentive plans. Mr. Welday also was eligible to earn commissions as a registered representative under our commission plan for originating new liquidity transactions.
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
On April 1, 2022 (during FY2023), Mr. Heppner was awarded an additional 543 REUs and Mr. Fletcher was awarded an additional 170 REUs, which vests as follows: 20% on the grant date, 20% on the first anniversary of the grant date, 20% on the second anniversary of the grant date, 20% on the third anniversary of the grant date, and 20% on the fourth anniversary of the grant date; provided, however, that such vesting was subject to the completion of an “Initial Listing Event” (as defined in the 2018 Equity Incentive Plan), which occurred upon consummation of the Avalon Merger (the “2023 Period Vesting Schedule”). To the extent a vesting date occurred prior to the Initial Listing Event, such vesting was delayed and only occurred on the Initial Listing Event (“FY2023 Vesting Criteria”). Grant amounts noted above awarded pursuant to the 2018 Equity Incentive Plan do not reflect the adjustment to account for the conversion rate for which each BCG Class A common unit converted into 1.25 shares of Beneficient Class A common stock.
On July 15, 2023 (during FY2024), Mr. Heppner and Mr. Fletcher were awarded 5,230 RSUs and 1,633 RSUs, respectively (the “FY2024 Awards”). The FY2024 Awards vest as follows (i) 2,325 RSUs and 726 RSUs granted to Mr. Heppner and Mr. Fletcher, respectively, fully vested on the grant date and (ii) the remainder of the FY2024 Awards, 2,906 RSUs and 907 RSUs granted to Mr. Heppner and Mr. Fletcher, respectively, vest 20% on the September 1, 2023, and the remaining 80% in four equal annual installments on September 1st of each subsequent calendar year (“FY2024 Vesting Schedule”).
On August 22, 2024 (during FY2025), Mr. Welday was awarded 218,760 RSUs and, on December 31, 2024, Mr. Welday was awarded 6,681 RSUs (the “FY2025 Awards”). No RSUs were awarded to Mr. Heppner or Mr. Fletcher during FY2025. For the FY2025 Awards to Mr. Welday, the August 22, 2024 grant of 218,760 RSUs was fully vested on the grant date, while the December 31, 2024 award of 6,681 RSUs vest in equal installments on January 15, 2025, April 15, 2025, July 15, 2025 and October 15, 2025 (“FY2025 Vesting Schedule”).

Employment Agreement with James Silk (Interim Chief Executive Officer)
Following the resignation of Mr. Heppner from his position as the Company’s Chief Executive Officer, on July 20, 2025, the Company entered into an employment agreement with Mr. Silk in connection with his appointment as Interim Chief Executive Officer. Pursuant to the agreement, Mr. Silk will serve as interim Chief Executive Officer until a successor Chief Executive Officer is appointed or until Mr. Silk’s earlier resignation or termination. The employment agreement provides that Mr. Silk will be entitled to receive an annualized base salary of $750,000 and is eligible to receive equity awards pursuant to the 2023 Incentive Plan, the BMP Equity Incentive Plan or any prior incentive plan of the Company, its predecessor or subsidiaries.
Pursuant to his employment agreement, Mr. Silk is entitled to vacation time and to participate in the Company’s standard employee benefit plans and programs. The employment agreement also contains customary provisions relating to, among other things, confidentiality, non-solicitation, non-disparagement and indemnification.
During Mr. Silk’s employment with the Company as Executive Vice President and Chief from January 2020 to May 2024, the Company previously entered into an employment agreement with Mr. Silk. Approximately $937,500 is owed by the Company to Mr. Silk pursuant to his previous employment agreement, which will be paid in installments, the amount and timing of which shall be mutually agreed to by Mr. Silk and the Board.
2025 Fiscal Year Outstanding Equity Awards at Fiscal Year-End Table
The following table lists the outstanding equity awards held by each of Messrs. Heppner, Fletcher and Welday as of March 31, 2025. Amounts reflected in the below table, to the extent related to awards under the 2018 Equity Incentive Plan, reflect the adjustment to account for the conversion rate for which each BCG Class A common unit converted into 1.25 shares of Class A common stock.

	Stock Awards
Name	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested		Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Brad K. Heppner	1,744	(1)	$545	(2)	—	—
	272	(3)	$85	(4)	—	—
Derek L. Fletcher	544	(5)	$170	(6)	—	—
	85	(7)	$27	(8)	—	—
Jeff Welday	212	(9)	$66	(10)	—	—
	45	(11)	$14	(12)	—	—
	5,011	(13)	$1,566	(14)

(1)	Consists of restricted stock units granted pursuant to the 2023 Incentive Plan on July 15, 2023, subject to the FY2024 Vesting Schedule.
(2)
Amount shown reflects the value of the restricted stock units granted pursuant to the 2023 Incentive Plan based on the closing price of the Company’s Class A common stock as of March 31, 2025 of $0.31.

(3)	Consists of restricted equity units granted pursuant to the 2018 Equity Incentive Plan on April 1, 2022, subject to the 2023 Period Vesting Schedule.
(4)
Amount shown reflects the value of the restricted equity units granted pursuant to the 2018 Equity Incentive Plan based on the closing price of the Company’s Class A common stock as of March 31, 2025 of $0.31.

(5)	Consists of restricted stock units granted pursuant to the 2023 Incentive Plan on July 15, 2023, subject to the FY2024 Vesting Schedule.
(6)
Amount shown reflects the value of the restricted stock units granted pursuant to the 2023 Incentive Plan based on the closing price of the Company’s Class A common stock as of March 31, 2025 of $0.31.

(7)	Consists of restricted equity units granted pursuant to the 2018 Equity Incentive Plan on April 1, 2022, subject to the 2023 Period Vesting Schedule.
(8)
Amount shown reflects the value of the restricted equity units granted pursuant to the 2018 Equity Incentive Plan based on the closing price of the Company’s Class A common stock as of March 31, 2025 of $0.31.

(9)	Consists of restricted stock units granted pursuant to the 2023 Incentive Plan on July 15, 2023, subject to the FY2024 Vesting Schedule.
(10)
Amount shown reflects the value of the restricted stock units granted pursuant to the 2023 Incentive Plan based on the closing price of the Company’s Class A common stock as of March 31, 2025 of $0.31.

(11)	Consists of restricted equity units granted pursuant to the 2018 Equity Incentive Plan on April 1, 2022, subject to the 2023 Period Vesting Schedule.
(12)
Amount shown reflects the value of the restricted equity units granted pursuant to the 2018 Equity Incentive Plan based on the closing price of the Company’s Class A common stock as of March 31, 2025 of $0.31.

(13)	Consists of restricted stock units granted pursuant to the 2023 Incentive Plan on December 31, 2024, subject to the FY2025 Vesting Schedule.
(14)
Amount shown reflects the value of the restricted stock units granted pursuant to the 2023 Incentive Plan based on the closing price of the Company’s Class A common stock as of March 31, 2025 of $0.31.

Payments to our Founder and Former Chief Executive Officer
The following table sets forth certain information regarding (i) payments of cash made or that have accrued to Mr. Heppner and (ii) issuances of equity and accruals to capital accounts and hypothetical capital accounts on equity interests held by certain entities in which Mr. Heppner has a financial interest. Disclosure covers (i) payments made in connection with Mr. Heppner’s compensation as Chief Executive Officer of the Company during FY2025 and FY2024 as disclosed in “Executive Compensation”, (ii) payments made in connection with certain related party transactions in which Mr. Heppner has a financial interest for FY2025 and FY2024 as disclosed in “Certain Relationships and Related Party Transactions”, and (iii) certain other arrangements under which amounts may be payable in later periods. Mr. Heppner resigned as Chief Executive Officer and Chairman of the Board of Directors on June 19, 2025, however, Mr. Heppner continues to control, either directly or indirectly, a significant amount of equity of the Company and its subsidiaries.

Executive Compensation
		Amount Paid or Accrued
Type	Explanation	FY 2025		FY 2024
Salary[1]	We provided Mr. Heppner cash compensation in the form of a base salary. For additional information on Mr. Heppner’s salary, see the section titled “Executive Compensation-Summary Compensation Table.”	$225,000		$225,000
Bonus	From time to time, we provided Mr. Heppner cash compensation in the form of a bonus. For additional information on bonuses awarded to Mr. Heppner, see the section titled “Executive Compensation-Summary Compensation Table.”	$—		$—
Stock Awards	From time to time, we have granted equity awards in the form of restricted equity units (REUs) pursuant to the 2018 Equity Incentive Plan and restricted stock units pursuant to the 2023 Incentive Plan to Mr. Heppner. For additional information on Mr. Heppner’s stock awards, see the section titled “Executive Compensation-2025 Fiscal Year Outstanding Equity Awards at Fiscal Year-End Table.”	$—	2*	$1,142,019	2*
Adjusted All Other Compensation[3,4]	We provided certain benefits and perquisites to Mr. Heppner including supplemental medical coverage, a 401(K) plan and payment of country club dues, while he was employed. For additional information on perquisites provided to Mr. Heppner, see the section titled “Executive Compensation-Summary Compensation Table.”	$1,326,425		$1,432,618
Bradley Capital Agreement[5]
Pursuant to the Bradley Capital Agreement, we make payments to Bradley Capital for certain executive-level services provided and for the use of office space and other resources and non-business use of an aircraft. Bradley Capital is an entity ultimately owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries. Additionally, we pay certain legal, tax and other expenses on behalf of Bradley Capital under the terms of the Bradley Capital Agreement. For additional information on the Bradley Capital Agreement, see the sections titled “Executive Compensation-Narrative Disclosure to the Summary Compensation Table” and “Certain Relationships and Related Party Transactions-Relationships with Other Parties.” A copy of the Second Amended and Restated Bradley Capital Agreement is included as Exhibit 10.15.2 to this Annual Report on Form 10-K.
		$2,825,153		$2,708,877
HCLP Loan Agreement6†
Pursuant to the HCLP Loan Agreement, we make payments to HCLP on our secured loans from HCLP, primarily in the form of principal and interest payments. The majority of HCLP is indirectly owned by The Highland Investment Holdings Trust, of which Mr. Heppner and his family are the beneficiaries. As of March 31, 2025, we had approximately $94.5 million (including an unamortized premium thereon) of debt outstanding derived from our secured loans with HCLP in principal amount. We have in the past, and we may in the future, pay fees to HCLP to extend the maturity date of our secured loans. For additional information on the HCLP Loan Agreement, see the section titled “Certain Relationships and Related Party Transactions, and Director Independence-Relationships with Other Parties.” Copies of the HCLP Loan Agreement and amendments thereto are included as Exhibits 10.12.1 through 10.12.14 and 10.13.1 through 10.13.17 to this Annual Report on Form 10-K.
		$9,093,409	[7]	$9,085,535	[7]
Aircraft Sublease	Pursuant to the Aircraft Sublease, which were effective January 1, 2022 and January 1, 2023, Bradley Capital subleases an aircraft, without a crew, to Beneficient USA for up to three hundred (300) hours of use. Beneficient USA pays certain quarterly rental fees plus direct operating expenses, and Bradley Capital pays the fixed and variable costs of operating the aircraft. For additional information on the Aircraft Sublease, see the sections titled “Executive Compensation-Narrative Disclosure to the Summary Compensation Table” and “Certain Relationships and Related Party Transactions-Relationships with Other Parties.” The Aircraft Sublease expired on January 1, 2024.	$—		$4,050,000	8*
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
		$—	[9]	$—	[10]

Executive Compensation
		Amount Paid or Accrued
Type	Explanation	FY 2025		FY 2024
BCH Preferred A-0 Unit Accounts
As of March 31, 2025, BHI held BCH Preferred A-0 Unit Accounts with an estimated capital account balance of $206,262,822. Additionally, as of March 31, 2025, BHI is owed quarterly guaranteed payments of approximately $45,299,484. BHI is directly owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries. As a holder of the BCH Preferred A-0 Unit Accounts, BHI is entitled to receive quarterly guaranteed cash payments equal to 1.50% per fiscal quarter (or 6.0% per annum) of its BCH Preferred A-0 Unit Accounts capital account balance on an annual basis, subject to the terms of an agreement to defer delivery of such payments until November 15, 2024. As part of the proposed transactions to revise BCH’s liquidation priority described elsewhere in this Annual Report on Form 10-K, the guaranteed payment would be further deferred until November 15, 2025 on terms consistent with the deferral through November 15, 2024 if the proposed transactions are completed, which we do not expect to occur based on the current terms. Ben has accrued such quarterly guaranteed cash payments, but such amounts remain unpaid as of the date of this Annual Report. See “Description of Securities-Limited Partner Interests in BCH”, “Executive Compensation-Narrative Disclosure to the Summary Compensation Table” and “Certain Relationships and Related Party Transactions-Beneficient Company Holdings, L.P. Interests” for additional information on payments made to BHI as a holder of BCH Preferred A-0 Unit Accounts.
		$14,500,000	11*	$13,700,000	11*
BCH Preferred A-1 Unit Accounts
As of March 31, 2025, BHI held BCH Preferred A-1 Unit Accounts with an estimated capital account balance of $644,062,834 and an estimated hypothetical capital account of $743,047,965 million. BHI is directly owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries. As a holder of the BCH Preferred A-1 Unit Accounts, BHI is entitled to (i) a quarterly preferred return equal to the hypothetical capital account balance of such BCH Preferred A-1 Unit Accounts multiplied by the most recent 90-Day Average Secured Overnight Financing Rate as published by the Federal Reserve Bank of New York prior to each fiscal quarter plus 0.5% (2.0% per annum) and allocable by a corresponding increase to the BCH Preferred A-1 Unit Accounts capital account, subject to an agreement to waive and defer the accrual of such payments that expired on December 31, 2024, (ii) tax distributions for any period in which there is an allocation of income related to the quarterly preferred return and (iii) allocations from sale proceeds of BCH in an amount up to their hypothetical BCH Preferred A-1 Unit Accounts capital account. See “Description of Securities-Limited Partner Interests in BCH”, “Executive Compensation-Narrative Disclosure to the Summary Compensation Table” and “Certain Relationships and Related Party Transactions, and Director Independence-Beneficient Company Holdings, L.P. Interests” for additional information on payments made to BHI as a holder of BCH Preferred A-1 Unit Accounts.
		$12,225,869	12*	$7,845,252	12*

BCH Class S Ordinary Units
As of March 31, 2025, BHI held BCH Class S Ordinary Units with an estimated capital account balance of $20,424. BHI is directly owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries. Following certain allocations of income to the BCH Class S Ordinary Units, the capital account balance associated with such BCH Class S Ordinary Units shall be reduced by the amount so allocated and, in exchange, BHI is entitled to an equal number of BCH Class S Ordinary Units and BCH Class S Preferred Units equal to the amount of the reduction in the capital account divided by the closing price of the Class A common stock on the date of such exchange. See “Description of Securities—Limited Partner Interests in BCH”, “Executive Compensation—Narrative Disclosure to the Summary Compensation Table” and “Certain Relationships and Related Party Transactions—Beneficient Company Holdings, L.P. Interests” for additional information on limited partner interests issued to BHI as a holder of BCH Class S Ordinary Units.
	$—		$—
BCH Class S Preferred Units
As of March 31, 2025, BHI held BCH Class S Preferred Units with an estimated capital account balance of $233 and an estimated hypothetical capital account of $120,774. BHI is directly owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries. Holders of the BCH Class S Preferred Units are entitled to receive (i) a quarterly preferred return (the “Quarterly Class S Preferred Unit Return”) equal to the hypothetical capital account balance of such BCH Class S Preferred Units multiplied by the base rate and allocable by a corresponding increase to the BCH Class S Preferred Unit capital account, subject to an agreement to waive and defer the accrual of such payments until December 31, 2024 and (ii) allocations of sale proceeds of BCH in an amount up to their hypothetical BCH Class S Preferred Unit capital account, thereby increasing such holder’s BCH Class S Preferred Unit capital account and resulting distributions. See “Description of Securities-Limited Partner Interests in BCH”, “Executive Compensation-Narrative Disclosure to the Summary Compensation Table” and “Certain Relationships and Related Party Transactions-Beneficient Company Holdings, L.P. Interests” for additional information on payments made to BHI as a holder of BCH Class S Preferred Units.
	$1,987	13*	$6,905	13*

Executive Compensation
		Amount Paid or Accrued
Type	Explanation	FY 2025		FY 2024
BCH FLP-1 Unit Accounts
As of March 31, 2025, BHI held BCH FLP-1 Unit Accounts Units with an estimated capital account balance of $0.00 as amounts allocated are converted to BCH Class S Ordinary and/or BCH Class S Preferred Units as described below. BHI is directly owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries. As a holder of the BCH FLP-1 Unit Accounts, BHI is entitled to receive (i) quarterly issuances of an equal amount of BCH Class S Ordinary Units and BCH Class S Preferred Units that in aggregate is equal to the income allocated to BCH FLP-1 Unit Accounts pursuant to the Eighth A&R BCH LPA, which is 50.5% of (1) 15% of profits from financing activities of BCH and (2) Excess EBITDA Margin, which generally relates to the fee-generating businesses of Ben, (ii) upon its allocation of income of BCH in accordance with the Eighth A&R BCH LPA, additional BCH Class S Ordinary Units and BCH Class S Preferred Units, (iii) an allocation of a portion of any upward carrying value adjustment as calculated pursuant to Internal Revenue Code Section 704(b) and (iv) annual tax distributions. See “Description of Securities-Limited Partner Interests in BCH”, “Executive Compensation-Narrative Disclosure to the Summary Compensation Table” and “Certain Relationships and Related Party Transactions-Beneficient Company Holdings, L.P. Interests” for additional information on payments made and limited partner interests issued to BHI as a holder of BCH FLP-1 Unit Accounts.
		$1,035,396	14*	$177,959,674	15*
BCH FLP-2 Unit Accounts
As of March 31, 2025, BMP held BCH FLP-2 Unit Accounts Units with an estimated capital account balance of $0.00. BMP is owned by certain of the directors, officers and employees of Ben and a limited number of former employees. BHI is directly owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries. Mr. Heppner does not hold an interest in BMP. When an employee forfeits their interest in BMP, BHI holds such interests until they are reissued to a participant. As a result, BHI may occasionally hold the forfeited interests of a former employee in BMP. However, BHI does not currently hold any such forfeited interests. As the holder of BCH FLP-2 Unit Accounts, BMP is entitled to receive (i) quarterly issuances of an equal amount of BCH Class S Ordinary Units and BCH Class S Preferred Units that in aggregate is equal to the income allocated to BCH FLP-2 Unit Accounts pursuant to the Eighth A&R BCH LPA, which is 49.5% of (1) 15% of profits from financing activities of BCH and (2) Excess EBITDA Margin (as defined herein), which generally relates to the fee-generating businesses of Ben, (ii) annual tax distributions, (iii) upon its allocation of income of BCH in accordance with the Eighth A&R BCH LPA, additional BCH Class S Ordinary Units and BCH Class S Preferred Units and (iv) an allocation of a portion of any upward carrying value adjustment as calculated pursuant to Internal Revenue Code Section 704(b). See “Description of Securities- Limited Partner Interests in BCH”, “Executive Compensation- Narrative Disclosure to the Summary Compensation Table” and “Certain Relationships and Related Party Transactions, and Director Independence-Beneficient Company Holdings, L.P. Interests” for additional information on payments made and limited partner interests issued to BMP as a holder of the BCH FLP-2 Unit Accounts.
		$—		$—
BCH FLP-3 Unit Accounts
As of March 31, 2025, BHI held BCH FLP-3 Unit Accounts Units with an estimated capital account balance of $930,000. The BCH FLP-3 Unit Accounts are designed to have a capital account of $0.00 as allocations are typically payable in cash upon issuance. However, as of March 31, 2025, the Company owed BHI $930,000 in cash distributions in connection with a previous allocation resulting in a capital account balance of $930,000. BHI is directly owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries. As the holder of BCH FLP-3 Unit Accounts, BHI is entitled to receive quarterly tax and other distributions equal to 100% of the amount of the profit allocated to BHI’s BCH FLP-3 Unit Accounts capital balance. BCH FLP-3 Unit Accounts are allocated profits from financing activities of Ben equal to the lesser of 5% of quarterly net financing revenues and 10% of the average annualized stated interest (to the extent constituting net financing revenues) of the quarterly average of new ExAlt Loans issued during the previous 12 months. See “Description of Securities-Limited Partner Interests in BCH”, “Certain Relationships and Related Party Transactions, and Director Independence-Beneficient Company Holdings, L.P. Interests” for additional information on payments made to BHI as a holder of BCH FLP-3 Unit Accounts.
		$—		$900,000

*	Such amount does not represent cash actually paid.
1
Amounts do not include certain equity interests and other returns received by BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, as each of these additional amounts represent returns on founder’s equity interests originally received in connection with the formation and recapitalization of BCG and its subsidiaries and are not considered to be compensation, consistent with their treatment in the Company’s audited financial statements. See “- Narrative Disclosure to Summary Compensation Table—Beneficient Company Holdings, L.P. Interests.”

2	Represents the aggregate grant date fair value of stock awards computed in accordance with ASC Topic 718. Awards in FY2024 were pursuant to the 2023 Incentive Plan. There were no awards in FY2025.
3	Amounts shown exclude certain payments made pursuant to the Bradley Capital Agreement, which are addressed below, and are not the same as reflected in the Summary Compensation Table.
4
On October 20, 2023, the Company paid legal fees of approximately $2.4 million on behalf of Mr. Heppner as indemnification from the proceeds under the HH-BDH Credit Agreement. On November 7, 2023, the Company was reimbursed by its D&O insurance carrier a total of $3.5 million, which included, among others, the legal fees paid by the Company on behalf of Mr. Heppner. Additional amounts of legal fees incurred on behalf of Mr. Heppner as indemnification during FY2024 totaled $1.8 million, of which $1.0 million was a legal retainer. In FY2025, legal fees incurred on behalf of Mr. Heppner as indemnification totaled $7.0 million. Substantially all of these payments are expected to be eligible for reimbursement by the D&O insurance carrier.

5
As of March 31, 2025 and March 31, 2024, $3.9 million and $2.7 million, respectively, was owed and unpaid to Bradley Capital under the terms of the Bradley Capital Agreement related to the ongoing aspects of this services agreement. Additionally, as of March 31, 2025 and 2024, we have nil and $0.7 million accrued under this services agreement related to these private travel reimbursements originating prior to the aircraft sublease. On October 20, 2023, a payment of approximately $2.5 million of past amounts owed and unpaid was made to Bradley Capital under the terms of the Bradley Capital Agreement from proceeds under the HH-BDH Credit Agreement. Additional payments made to Bradley Capital during FY2024 related to past amounts owed and unpaid totaled $0.6 million. Total payments made to Bradley Capital during FY2025 related to amounts owed and unpaid totaled $2.5 million.

†	Subsequent to March 31, 2025, additional interest is accruing at a rate of approximately $0.8 million per month but has not been paid.
6
On October 20, 2023, the Company paid legal fees of $559,753 on behalf of HCLP pursuant to the indemnification obligations under the HCLP Loan Agreement from the proceeds under the HH-BDH Credit Agreement. Additional legal fees were incurred on behalf of HCLP pursuant to indemnification obligations in the amount of $464 thousand during FY2024. Legal fees were incurred on behalf of HCLP pursuant to indemnification obligations in the amount of $1.9 million during FY2025.

7	Amount represent monthly interest that was accrued during FY2025 and FY2024. No monthly interest payments were made during either period.
8
Amount was expensed during the period but has not been paid for the period from April 1, 2023 to January 1, 2024, at which point the aircraft sublease agreement expired. Through March 31, 2025, no amounts of the $10.8 million total obligation related to the aircraft sublease have been paid.

9
Ben had outstanding payables of $2.3 million to charitable entities to which HERO serves as an advisor. However, Mr. Heppner does not have final decision-making authority on the ultimate use of these amounts.

10	Ben had outstanding payables of $2.2 million to charitable entities to which HERO serves as an advisor. However, Mr. Heppner does not have final decision-making authority on the ultimate use of these amounts.
11	Represents amount of Guaranteed Payment accrued, but unpaid, for the period.
12	Represents amount of the Accrued Quarterly Preferred Series A-1 Return accrued, but unpaid, for the period.
13	Represents amount of the Accrued Quarterly Class S Preferred Return accrued, but unpaid, for the period.
14
Represents a portion of the upward adjustment of the carrying value of the assets of BCH during the current fiscal year totaling approximately 836,000 BCH Class S Ordinary Units of which, once issued, 50.50% are allocable to BHI as the holder of the BCH FLP-1 Unit Accounts. However, due to the limitations of the Compensation Policy, the number of Class S Ordinary Units issuable in FY2025 has been limited. As of March 31, 2025, there has been no allocation of the carrying value adjustment among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts and no issuance of any BCH Class S Ordinary Units as a result of such adjustment. See “Certain Relationships and Related Party Transactions - Beneficient Company Holdings, L.P. Interests - BCH FLP-1 Unit Accounts” for additional information. The estimated value of the Class S Ordinary Units allocable to BHI, once issued, using the closing price of the Class A common stock as of March 31, 2025 as a proxy, was $132 thousand.

15
Represents a portion of the upward adjustment of the carrying value of the assets of BCH resulting from the Business Combination that are allocable to BHI as the holder of the BCH FLP-1 Unit Accounts. Once issued, this would result in BHI receiving 50.50% of the approximately 402 thousand BCH Class S Ordinary Units issuable as a result of the carrying value adjustment arising from the Business Combination. Additionally, represents a portion of the additional upward adjustments of the carrying value of the assets of BCH subsequent to the Business Combination through March 31, 2024 totaling approximately 160,000 BCH Class S Ordinary Units of which, once issued, 50.50% are allocable to BHI as the holder of the BCH FLP-1 Unit Accounts. However, due to the limitations of the Compensation Policy (as defined below), the number of Class S Ordinary Units issuable in FY2024 was limited. As of March 31, 2024, there has been no allocation of the carrying value adjustment among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts and no issuance of any BCH Class S Ordinary Units as a result of such adjustment. See “Certain Relationships and Related Party Transactions – Beneficient Company Holdings, L.P. Interests – BCH FLP-1 Unit Accounts” for additional information. The estimated value of the Class S Ordinary Units allocable to BHI, once issued, using the closing price of the Class A common stock as of March 31, 2025 as a proxy, was $88 thousand.

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
The Compensation Policy may only be amended (including an increase in the amount of the Annual Compensation Cap), and the board of directors may elect not to renew and extend any initial or renewal term, in each case, with the consent of the majority of the Company’s board of directors and, for so long as the holders of the Class B common stock have the right to elect a majority of the Company’s board of directors, a majority of the members of the Company’s board of directors elected by holders of the Class A common stock. As part of the proposed transactions to revise BCH’s liquidation priority described elsewhere in this Annual Report on Form 10-K, the Company would adopt an amended and restated Compensation Policy. For more information, see the section titled “Certain Relationships and Related Party Transactions - Proposed Transactions to Revise BCH Liquidation Priority” in this Annual Report on Form 10-K. We do not expect the proposed transactions to revise BCH Liquidation Priority to be consummated on the current terms. Accordingly, the Company is exploring available alternative options, including renegotiating terms or not proceeding with the transaction.
Employee Benefit Plans
We believe our ability to grant equity-based awards is a valuable compensation tool that enables us to attract, retain, and motivate our employees, consultants, and directors by aligning their financial interests with those of our equity holders. The principal features of our current equity incentive plans are summarized below. Our compensation committee, or our board of directors in place of the compensation committee, has authority to administer these plans. These summaries are qualified in their entirety by reference to the actual text of the plans, which are filed as exhibits to this Annual Report on Form 10-K.
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
Eligibility. Employees (including any employee who is also a director or an officer), contractors, and non-employee directors of Beneficient or its subsidiaries whose judgment, initiative and efforts contributed to or may be expected to contribute to the successful performance of Beneficient are eligible to participate in the 2023 Incentive Plan. As of September 22, 2025, Beneficient (including its subsidiaries) had approximately 55 employees and five non-employee directors. The Audit Committee will, with respect to directors and executive officers, and the Compensation Committee with respect to all other persons, determine who will participate in the 2023 Incentive Plan in order to attract, reward and retain top performers and key management.
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
Director Compensation
The following table sets forth the cash and non-cash compensation awarded to or earned by each non-employee who served as a member of the board of directors of Beneficient during the fiscal year ended March 31, 2025.

Director’s Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Peter T. Cangany, Jr.	$210,000	(1)	$—		$—		$—		$210,000
Patrick J. Donegan	—		170,000	(2)	97,000	(2)	—		$267,000
Thomas O. Hicks	160,000	(3)	—		—		150,000	(4)	$310,000
Emily B. Hill	102,500	(5)	—		—		—		$102,500
Dennis P. Lockhart	64,851	(6)	—		—		—		$64,851
Bruce W. Schnitzer	160,000	(7)	—		—		150,000	(8)	$310,000
Karen J. Wendel	—		170,000	(9)	78,000	(9)	—		$248,000

(1)	Represents aggregate cash compensation earned by Mr. Cangany for his service as a director, a member, including the chair, of the Audit Committee, and a member of the Enterprise Risk Committee.
(2)
On September 30, 2024, Mr. Donegan was awarded grants of restricted stock units and stock options in connection with his appointment to the Board. Mr. Donegan received 138,212 RSUs and 100,000 stock options. The RSUs vest ratably over one year while the stock options vest ratably over two years. Amount denoted for each award is computed using the grant date value of $1.23 for the RSUs and $0.97 for the stock options in accordance with FASB ASC 718.

(3)	Represents aggregate cash consideration earned by Mr. Hicks for his service as a director and a member of the Enterprise Risk Committee.
(4)	Represents cash compensation earned by Mr. Hicks under a consulting agreement entered into on June 7, 2023. The consulting agreement provides for an annual fee of $150,000.
(5)
Represents aggregate cash consideration earned by Ms. Hill for her services as a director and as a member of the Credit Committee, Community Reinvestment Committee, and Audit Committee through her resignation date of September 30, 2024.

(6)
Represents aggregate cash compensation earned by Mr. Lockhart for his services as a director, a member, including the chair, of the Credit Committee, and a member of the Audit Committee through his resignation date of July 19, 2024.

(7)	Represents aggregate cash consideration earned by Mr. Schnitzer for his service as a director and a member of the Enterprise Risk Committee.

(8)	Represents cash compensation earned by Mr. Schnitzer under a consulting agreement entered into on June 7, 2023. The consulting agreement provides for an annual fee of $150,000.
(9)
On November 21, 2024, Ms. Wendel was awarded grants of restricted stock units and stock options in connection with her appointment to the Board. Ms. Wendel received 207,317 RSUs and 100,000 stock options. The RSUs vest ratably over one year while the stock options vest ratably over two years. Amount denoted for each award is computed using the grant date value of $0.82 for the RSUs and $0.78 for the stock options in accordance with FASB ASC 718.

Narrative Disclosure to Director Compensation Table
Director Fees
Our Board previously approved the following annual fees to non-employee directors:
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
Non-employee directors also may receive equity compensation pursuant to the non-employee director compensation program in the amount of $150,000.
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
On March 31, 2022, BCG entered into a director agreement with Ms. Hill, effective as of March 31, 2022, pursuant to which (i) Ms. Hill receives base compensation of $150,000 per year, (ii) Ms. Hill was granted an award of restricted equity units with a fair market value of $500,000 on the date of grant and (iii) Ms. Hill will be granted, for a period of three years, an annual award of restricted equity units with a fair market value of $150,000 on the date of grant, provided that Ms. Hill is serving as a director of the Company as of January 1 of each such year. Ms. Hill was also granted an award of 40,000 Class A Units and 40,000 Class B Units pursuant to the Beneficient Management Partners, L.P. 2017 Equity Incentive Plan. Ms. Hill’s agreement has an initial term of three (3) years, subject to earlier termination as provided therein. In the event the initial term is terminated before it expires due to a removal or because Ms. Hill is not re-elected or re-appointed, in each case without cause (as defined in the agreement), the annual compensation fee will continue to be paid through the end of the initial term. In connection with her director agreement, Ms. Hill agreed to confidentiality, intellectual property protection and non-competition provisions. On June 6, 2023, BCG terminated the director agreement with Ms. Hill, although she continued to serve as a director of Beneficient through September 30, 2024.
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
Consulting Agreements
On June 6, 2023, BCG terminated the existing director agreements for Messrs. Hicks, Fletcher, Silk and Schnitzer and Ms. Hill. In addition, in connection with the closing, on June 7, 2023, each of Messrs. Hicks and Schnitzer entered into consulting agreements with Beneficient to replace and supersede their respective existing director agreements as described above. Pursuant to the consulting agreements, Messrs. Hicks and Schnitzer agreed to mentor, advise and support Beneficient and its related entities regarding its business of providing services, insurance, liquidity and financing for alternative asset holders and each receive an annual cash fee of $150,000 per year. Such consulting fee is in addition to the annual cash retainer each of Messrs. Hicks and Schnitzer receive under the director compensation program. The consulting agreements acknowledge the continuing effectiveness of certain provisions in the director agreements regarding equity awards previously awarded to Messrs. Hicks and Schnitzer under the director agreements as described above.
The consulting agreements have an initial term of one (1) year and automatically renew for successive one (1) year terms unless sooner terminated in accordance with their terms. In the event the initial or any renewal term is terminated before it expires due to a removal or because Messrs. Hicks and Schnitzer is not re-elected or re- appointed, in each case without cause (as defined in the consulting agreement), the annual consulting fee will continue to be paid through the end of the initial or renewal term, as applicable. In connection with the consulting agreements, Messrs. Hicks and Schnitzer agreed to confidentiality and intellectual property protection provisions.
Compensation Committee Interlocks and Insider Participation
During FY2025, Messrs. Hicks and Schnitzer served as members of the Compensation Committee, neither of whom was, during the fiscal year, an officer or employee of the Company and neither of whom has ever served as an officer of the Company. Each of Messrs. Hicks and Schnitzer entered into a consulting agreement with Beneficient on June 7, 2023. Pursuant to the consulting agreements, each of Messrs. Hicks and Schnitzer agreed to mentor, advise and support Beneficient and its related entities regarding its business of providing services, insurance, liquidity and financing for alternative asset holders and each receive an annual cash fee of $150,000 per year.
None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or Compensation Committee of any other entity that has one or more executive officers serving on our board of directors or compensation committee.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of September 22, 2025, the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our named executive officers and directors; and (iii) all of our executive officers and directors as a group. There were 9,464,248 shares of Class A common stock and 239,257 shares of Class B common stock outstanding as of September 22, 2025.
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
Unless otherwise indicated in the footnotes to the following table and subject to applicable community property laws, we believe that all persons named in the table below have, or may be deemed to have, sole voting and investment power with respect to all Beneficient common stock to be beneficially owned by them. Additionally, the following table does not reflect record or beneficial ownership of any (i) Class A common stock issuable upon exercise of our outstanding warrants to purchase one share of our Class A Common Stock and one share of our Series A preferred stock, par value $0.001 per share, at an exercise price of $920.00 and (ii) certain equity incentive awards that are subject to vesting conditions that have not yet been satisfied. However, shares that a person has the right to acquire within 60 days of September 22, 2025 are deemed issued and outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed issued and outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.
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

	Class B Common Stock			Class A Common Stock
Name of Beneficial Owner(1)	Number of Shares of Class B common stock Beneficially Owned(2)		Percentage of Outstanding Class B common stock	Number of Shares of Class A Common Stock Beneficially Owned(2)		Percentage of Outstanding Class A common stock	Percentage of Total Voting Power of Class A and Class B common stock(3)
Named Executive Officers and Directors
Brad K. Heppner(4)	221,494	(5)	92.6%	14,588	(7)	*	18.8%
Derek L. Fletcher	—		—	3,284	(8)	*	*
Peter T. Cangany, Jr.	—		—	425,981	(9)	4.5%	3.6%
Thomas O. Hicks	16,528	(6)	6.9%	101,626	(10)	1.1%	2.3%
Bruce W. Schnitzer	1,235		*	11,865	(11)	*	*
Karen J. Wendel	—		—	180,488	(12)	1.9%	1.5%
Patrick J. Donegan	—		—	128,659	(13)	1.3%	1.1%
Jeff Welday(14)	—		—	155,382	(15)	1.6%	1.3%
All current directors and executive officers of Beneficient as a group (9 individuals)	17,763		7.4%	857,880		9.0%	8.7%
Other 5% Holders
Hatteras Investment Partners, LP(16)	—		—	562,749		5.9%	4.7%

*	Indicates, as applicable, (i) less than one percent of Beneficient total voting power of Class A common stock outstanding and Class B common stock and (ii) less than one percent ownership of Class A common stock and Class B common stock.
1)
For purposes of this table, a person or group of persons is deemed to have beneficial ownership of any shares of Beneficient common stock that such person has the right to acquire within 60 days of September 22, 2025. For purposes of computing the percentage of outstanding shares of Beneficient common stock held by each person or group of persons named above, any shares of Beneficient common stock that such person or persons have the right to acquire within 60 days of the date of September 22, 2025 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

2)	Class B common stock will be convertible at any time by the holder into shares of Class A common stock on a one-for-one basis, such that each holder of Class B common stock beneficially owns an equivalent number of shares of Class A common stock. The number of shares of Class A common stock beneficially owned does not give effect to any such conversion of Class B common stock.
3)	Percentage of total voting power represents voting power with respect to all shares of our Class A common stock and Class B common stock, as a single class. Each holder of Class B common stock is entitled to 10 votes per share of Class B common stock and each holder of Class A common stock is entitled to one vote per share of Class A common stock on all matters submitted to our stockholders for a vote. The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by law and the election of Class B Directors.
4)	Mr. Heppner resigned from the Board of Directors and from his role as Chief Executive Officer effective June 19, 2025.
5)	Represents shares of Class B common stock held by BHI. BHI is an entity held by The Highland Business Holdings Trust of which Mr. Heppner is a beneficiary and a trustee and, in such capacity, has the sole power to vote and direct the disposition of such shares. Therefore, such shares are deemed to be beneficially owned by Mr. Heppner and The Highland Business Holdings Trust.

6)	Represents shares of Class B common stock held by Hicks Holdings Operating, LLC. Mr. Hicks is the sole member of Hicks Holdings Operating, LLC, and he has the power to vote and direct the disposition of such shares.
7)	Includes (i) 6,846 shares of Class A common stock and (ii) 7,742 shares of Class A Common Stock issuable upon settlement of vested restricted stock units held by Mr. Heppner.

8)	Includes (i) 1,199 shares of Class A common stock and (ii) 2,085 shares of Class A Common Stock issuable upon settlement of vested restricted stock units held by Mr. Fletcher.
9)
Includes (i) 100,000 shares of Class A Common Stock held by The Cangany Group, LLC, a limited liability company for which Mr. Cangany serves as a manager and, in such capacity, has the power to vote and direct the disposition of such shares, (ii) 325,000 shares of Class A Common Stock held by Cangany Capital Management, LLC, a limited liability company for which Mr. Cangany serves as a manager and, in such capacity, has the power to vote and direct the disposition of such shares, and (iii) 317 shares of Class A common stock, and (iv) 664 shares of Class A Common Stock issuable upon settlement of vested restricted stock units held by Mr. Cangany.

10)
Includes (i) 50,755 shares of Class A common stock, (ii) 50,000 shares of Class A common stock held by CFH Ventures, LTD., a limited liability partnership for which Mr. Hicks serves as the managing member of its general partner and, in such capacity, has the power to vote and direct the disposition of such shares, and (iii) 871 shares of Class A Common Stock issuable upon settlement of vested restricted stock units held by Mr. Hicks.

11)	Includes (i) 10,991 shares of Class A Common Stock and (ii) 874 shares of Class A Common Stock issuable upon settlement of vested restricted stock units held by Mr. Schnitzer.
12)
Includes (i) 155,488 shares of Class A common stock issuable upon settlement of vested restricted stock units held by Ms. Wendel and (ii) the vested or deemed vested portion of a stock option representing the right to purchase 100,000 shares of Class A common stock, of which 25,000 shares have vested or will vest within sixty days of September 22, 2025.

13)
Includes (i) 103,659 shares of Class A common stock issuable upon settlement of vested restricted stock units held by Mr. Donegan and (ii) the vested or deemed vested portion of a stock option representing the right to purchase 100,000 shares of Class A common stock, of which 25,000 shares have vested or will vest within sixty days of September 22, 2025.

14)	Mr. Welday resigned from his role as Global Head of Originations & Distribution effective August 11, 2025.
15)	Includes (i) 87,826 shares of Class A common stock, and (ii) 67,556 shares of Class A Common Stock issuable upon settlement of vested restricted stock units held by Mr. Welday.
16)
Based on the information contained in the Schedule 13G/A filed by Hatteras Master Fund, LP with the SEC on August 19, 2025 and other information publicly available. Hatteras Master Fund, LP, Hatteras Evergreen Private Equity Funds, LLC, Hatteras Global Private Equity Partners Institutional, LLC, Hatteras GPEP Fund, LP and Hatteras GPEP Fund II, GP (the “Hatteras Entities”) are the beneficial owners of 562,749 shares of Class A common stock. Hatteras Investment Partners, LP is the investment manager of Hatteras Master Fund, LP and, as such, has sole investment discretion and voting authority over these securities and may be deemed to be the beneficial owner of these securities. The principal address of the Hatteras Entities is c/o Hatteras Investment Partners, 8510 Colonnade Center Drive, Suite 150, Raleigh, North Carolina 27615.

Certain BCH Non-Controlling Interests
The following table sets forth information regarding the capitalization of BCH, with the equity values in BCH based upon the estimated capital account balances as determined pursuant to Section 704 of the Internal Revenue Code, as of March 31, 2025. These capital account balances are estimated based on a deemed liquidation value of $1.1 billion as of March 31, 2025 (after payment of amounts associated with hypothetical capital account balances) and an assumed conversion price of $0.3245 per share of Class A common stock.
As a result of the consummation of the Business Combination, an adjustment to the carrying value of BCH’s assets of $321.9 million occurred. Pursuant to the BCH LPA, approximately 402,383 BCH Class S Ordinary Units would be issuable as a result of the carrying value adjustment. Additionally, subsequent to the Business Combination through March 31, 2025, additional carrying value adjustments occurred, and approximately 1,400,000 (inclusive of the 402,383 units described above) BCH Class S Ordinary Units would be issuable through March 31, 2025 as a result of such carrying value adjustments, subject to the Compensation Policy. Under the Compensation Policy, unless amended or waived, the number of BCH Class S Ordinary Units that may be issued as a result of the carrying value adjustment is limited and requires approval of the Board; provided that any such BCH Class S Ordinary Units that were not be issued under the carrying value provision may be issued in subsequent years in accordance with the Compensation Policy. As of March 31, 2025, there has been no allocation of the carrying value adjustment among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts and no issuance of any BCH Class S Ordinary Units as a result of such adjustment.
None of the BCH securities identified in the table below are included in the beneficial ownership table reported above as they are either (i) not exchangeable for Class A common stock within 60 days of September 22, 2025, due to exchange limitations set forth in the BCH A&R LPA, dated April 18, 2024 and amended on September 30, 2024, and the Exchange Agreement, dated June 7, 2023, by and between the Company, BCH and Ben LLC, or (ii) in the case of the BCH Preferred A-1, which beginning January 1, 2025, are exchangeable for Class A common stock subject to a 20% annual limitation, the current conversion price of $840.00 far exceeds the current market price of the Class A common stock.

	As of March 31, 2025(1)
(Dollars in thousands)	Hypothetical Capital Account Balance	Capital Account Balance
BCH Equity Securities:
Class A Units held by Beneficient	$—	$2,830
Class S Ordinary Units	—	22
Class S Preferred Units	238	—
Preferred Series A Subclass 0	—	252,796
Preferred Series A Subclass 1	935,030	813,532
Subtotal BCH Equity	$935,268	$1,069,180

(1)
The table is based upon estimated capital account balances as of March 31, 2025 as determined pursuant to Section 704 of the Internal Revenue Code, and such estimates are subject to adjustment. The estimated amounts are based on a deemed liquidation value of $1.1 billion after payment of amounts associated with hypothetical capital account balances.

Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
The following table provides information as of March 31, 2025 about compensation plans under which shares of Class A common stock may be issued to employees, executive officers or members of our Board of Directors upon the exercise of options, warrants or rights under all of our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column
Equity compensation plans approved by security holders	684,164		$—	735,633	(1)
Equity compensation plans not approved by security holders	21,154	(2)	—	—	(3)
Total	705,318		—	735,633

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
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following is a summary of transactions for FY2024 and FY2025 which we have been a party, in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of the average of our total assets at March 31, 2025 and 2024 and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest other than compensation and other arrangements that are described in Item 11 “Executive Compensation and Director Compensation.
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
Through March 31, 2025, Ben’s originations of liquidity transactions to the Customer ExAlt Trusts have primarily been limited to: (i) the Initial and Second Transactions described above, (ii) the acquisition of $373 million of alternative assets acquired from an unrelated party in exchange for the issuance of BCG Preferred B-2 Unit Accounts in liquidity transactions that closed on and after December 7, 2021 and (iii) the acquisition of alternative assets with a NAV of approximately $37,689,946 from GRID in exchange for the issuance of 3,768,995 shares of Series B-1 preferred stock and 11,779 GRID Warrants. The Series B-1 preferred stock converted into 172,574 shares of Class A common stock in October 2023. The Initial and Second Transactions were transacted with a limited number of family offices, fund-of-funds and institutions.
Transaction with GWG and GWG Life, LLC
GWG is Beneficient’s former parent company. Following GWG’s emergence from bankruptcy, shares of Class A common stock held by GWG and its subsidiaries were transferred to the GWG Wind Down Trust in accordance with the Second Amended Plan. Based on the information reported on a Schedule 13D/A filed by the GWG Wind Down Trust on October 8, 2024, the GWG Wind Down Trust held approximately 8% of the outstanding Class A common stock. More recently available publicly-available information indicated that as of March 31, 2025 the GWG Wind Down Trust held approximately 248 thousand shares of our Class A common stock. which represents approximately 3% of our outstanding Class A common stock as of March 31, 2025, and that as of June 30, 2025, the GWG Wind Down Trust no longer owned any shares of our Class A common stock. On January 12, 2018, Ben entered into a Master Exchange Agreement, as amended from time to time (the “MEA”), with GWG, GWG Life, LLC, a Delaware limited liability company and wholly-owned subsidiary of GWG (“GWG Life” and, collectively with GWG, the “GWG Parties”), and the 2017-18 Exchange Trusts. The 2017-18 Exchange Trusts agreed to transfer the Common Units they held in BCG to the GWG Parties and receive assets, including GWG’s common stock and GWG Life debt.
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
Collateral Swap
On September 30, 2020, certain of the Customer ExAlt Trusts (collectively, the “Participating Customer ExAlt Trusts”), at the sole direction of the independent trustee of each such trust, with the intention of protecting the value of certain assets of the Participating Customer ExAlt Trusts underlying part of the collateral portfolio, the Participating Customer ExAlt Trusts entered into that certain Contribution and Exchange Agreement with certain of the 2017-18 Exchange Trusts, (collectively, the “Participating Exchange Trusts”), each of which entered into such agreement at the direction of its applicable trust advisor and by and through its applicable corporate trustee (the “Contribution and Exchange Agreement”). Under the Contribution and Exchange Agreement, the Participating Exchange Trusts agreed to exchange 9,837,264 shares of GWG’s common stock valued at $84.6 million, 543,874 shares of BCG Common Units valued at $6.8 million, and GWG’s L Bonds due 2023 in the aggregate principal amount of $94.8 million to the Participating Customer ExAlt Trusts for $94.3 million in NAV of the alternative asset investments held by the Participating Customer ExAlt Trusts (the “Collateral Swap”).
Transaction with GWG Controlling Shareholders
On April 15, 2019, BCG, among others, entered into a Purchase and Contribution Agreement (the “Purchase and Contribution Agreement”) with Jon R. Sabes, GWG’s Chief Executive Officer and a director, and Steven F. Sabes, GWG’s Executive Vice President and a director. Pursuant to the Purchase and Contribution Agreement, which closed on April 26, 2019 (the “Purchase and Contribution Agreement Closing”), Messrs. Jon and Steven Sabes sold and transferred all of the shares of GWG’s common stock held directly and indirectly by them and their immediate family members (approximately 12% of GWG’s outstanding common stock in the aggregate). Specifically, Messrs. Jon and Steven Sabes (i) sold in aggregate 2,500,000 shares of GWG’s common stock to BCC, a subsidiary of BCH, for $25.0 million in return for a payable ultimately settled in cash on December 31, 2019, and (ii) contributed their remaining 1,452,155 shares of GWG’s common stock to a limited liability company (“SPV”) owned by a Related Entity (defined below) and an entity held by one of the current directors of Ben Management, the general partner of BCG, in exchange for certain equity interests in the SPV. “Related Entity” or “Related Entities” include certain trusts that are directly or indirectly controlled by Ben’s former CEO, Brad Heppner, and those entities directly or indirectly held by such trusts, and in which he and his family members are among classes of economic beneficiaries whether or not our former CEO and founder is entitled to economic distributions from such trusts.

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
As part of the agreement, if Ben did not meet certain conditions GWG Life would receive an additional $5.0 million of Preferred C interests in BCH. Such conditions were met and no additional BCH Preferred C interest were issued as part of the repayment of the LiquidTrust Promissory Note.
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
In connection with the Investment Agreement, GWG acquired, on December 31, 2019, the right to appoint a majority of the Board of Directors of Ben Management, which was the general partner of BCG, which in turn was the general partner of BCH. Due to this change-of-control event, BCG became a consolidated subsidiary of GWG; therefore, the results of operations for BCG and its subsidiaries being reported in GWG’s financial statements on a consolidated basis beginning on the transaction date of December 31, 2019. Following the transaction, and as agreed in the Investment Agreement, GWG had an initial capital account balance for the BCH Preferred A-1 Unit Accounts of $319.0 million. The parties to the Investment Agreement agreed that the aggregate capital accounts of all holders of the BCH Preferred A-1 Unit Accounts after giving effect to the investment by GWG, including the deemed dividend, was $1.6 billion.
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
BCH issued a total $145.0 of BCH Preferred C-1 Unit Accounts related to this agreement for cash consideration of equal value under the UPA during calendar years 2020 and 2021.
On November 23, 2021, GWG converted $14.8 million of its BCH Preferred C-1 Unit Accounts to an equal amount of BCH Preferred C-0 Unit Accounts. On December 1, 2021, BCH redeemed GWG’s entire BCH Preferred C-0 Unit Accounts for $14.8 million in cash. In exchange for such payment, GWG agreed to pay BCH an early redemption fee in the amount of $1 million, however such fee was not paid prior to GWG filing bankruptcy. On July 10, 2023, the remaining BCH Preferred C-1 converted into 550,510 shares of Class A common stock at approximately $372.80 per share.
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
The term of the Shared Services Agreement had an initial term of one year from the effective date and renewed automatically for successive one year terms. Due to the filing by GWG for reorganization under the Chapter 11 Bankruptcy Code in April 2022, neither party was authorized to terminate the Shared Services Agreement. The Shared Services Agreement terminated upon the effectiveness of GWG’s bankruptcy plan on August 1, 2023. During the year ended March 31, 2024, GWG paid $1.4 million to Ben under the Shared Services Agreement. Due to the financial deterioration of GWG including the filing for reorganization under the Chapter 11 Bankruptcy Code in April 2022, any outstanding balances under the Shared Services Agreement were fully reserved at the time GWG filed for bankruptcy. As a result of the termination of the Shared Services Agreement on August 1, 2023, outstanding balances and related allowance of $15.6 million were written off during the year ended March 31, 2024.

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
On March 10, 2021, Ben executed Amendment No. 1 to the Second Amended and Restated Credit Agreement and Amendment No. 1 to the Second Amended and Restated Second Lien Credit Agreement with its lender. The amendments extended the maturity date of both loans to May 30, 2022. The amendments also provide for the payment of an extension fee equal to 1.5% of the amount outstanding under the Second A&R Agreements, which was added to the outstanding amount under the Second A&R Agreements as provided for in the amendments.
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
On July 12, 2023, BCH, entered into (a) that certain Amendment No. 7 to the First Lien Amendment, which amended the First Lien Credit Agreement, and (b) that certain Amendment No. 7 to Second Lien Amendment (together with the First Lien Amendment, the “Seventh Amendments”), which amended the Second Lien Credit Agreement, each among BCH, HCLP and the other parties thereto. Among other things, the Seventh Amendments (i) modified the interest rate to a fixed rate of 9.5% (ii) extended the maturity dates of the First Lien Amendment and the Second Lien Amendment to September 15, 2024 and September 15, 2027, respectively , and (iii) agreed to installment payments on the First Lien Amendment of $5.0 million on each of March 29th, June 28th, September 29th, and December 29th of each year for so long as the obligations remain outstanding, and so long as such payments do not cause a going concern. No payments will be made on the Second Lien Amendment until the obligations on the First Lien Amendment have been fully satisfied. Ben agreed to pay fees totaling approximately $0.1 million. Effective on July 31, 2024, the maturity date of the First Lien Credit Agreement was extended from September 15, 2024 to February 1, 2025, and certain mandatory prepayment obligations thereunder were waived by HCLP until February 1, 2025. On January 31, 2025, these terms were further extended to February 8, 2025 and then on February 8, 2025 the terms were extended to February 15, 2025. Furthermore, effective as of March 1, 2025, the Company’s obligations under the First Lien Credit Agreement were waived by HCLP through April 1, 2025, and the maturity date of the First Lien Credit Agreement was extended through April 1, 2025. These terms were then extended through April 7, 2025 and again through April 14, 2025.
In connection with the Second A&R Agreements, BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, that owns a majority of the Class S Ordinary Units, Class S Preferred Units, Preferred A-0 Unit Accounts, Preferred A-1 Unit Accounts, and BCH FLP-1 Unit Accounts issued by BCH, will grant certain tax-related concessions to HCLP as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5% of BCH Preferred A-1 Unit Accounts held by BHI, which will be held by HCLP, may convert to BCH Preferred A-0 Unit Accounts. In addition, recipients of a grant of BCH Preferred A-1 Unit Accounts from BHI will have the right to put an amount of BCH Preferred A-1 Unit Accounts to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred A-1 Unit Accounts from BHI; and provided further, that such put right could not be exercised prior to July 1, 2021. Through March 31, 2025, a total of $3.8 million has been put to the Company which related to grants of BCH Preferred A-1 Unit Accounts to a director in 2022. The liability was settled for cash during June 2022.

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
The HCLP Loan purportedly matured on April 14, 2025, and on July 30, 2025, we received written notice (the “Notice”) from HCLP that events of default occurred with respect to the Second A&R Agreements. The Notice provided that, among other thing, (i) with respect to the First Lien Credit Agreement, a default occurred on April 14, 2025, and has been continuing at all times since that date through July 29, 2025, as a result of BCH’s failure to pay all outstanding obligations (including all principal and accrued interest on the loan made pursuant to the First Lien Credit Agreement) on April 14, 2025, and that such default constitutes an Event of Default (as defined in the First Lien Credit Agreement) (such default, the “First Lien Event of Default”) and (ii) with respect to the Second Lien Credit Agreement, a default also occurred on April 14, 2025, which has been continuing at all times since that date through July 29, 2025, as a result of the First Lien Event of Default, which also constitutes an Event of Default (as defined in the Second Lien Credit Agreement) pursuant to the Second Lien Credit Agreement (the “Second Lien Event of Default,” and together with the First Lien Event of Default, the “Specified Events of Default”).
The Notice also provided that, as a result of the Specified Events of Default, the outstanding principal amount of the loans under the HCLP Loan Agreement and all other amounts owing or payable under each credit agreement or under any other loan document was immediately due and payable (including, without limitation, all interest accrued through July 29, 2025, and all amounts owing under Section 9.04(b) of each credit agreement). Furthermore, the Notice also declared that Accrued Interest (as defined in each Credit Agreement), effective as of April 14, 2025, shall accrue on each calendar day on the outstanding amount of the loan under each Credit Agreement, after as well as before judgment, at a rate equal to 11.5% per annum and such accrued interest shall be payable on demand.
As a result of the Specified Events of Default, in accordance with Section 5(c)(i) of each certain security agreements executed in connection with the Second A&R Agreements, the Notice provides that the pledgors pursuant to such security agreements are prohibited from selling, transferring, exchanging, disposing of, or granting any option with respect to the following collateral and any related proceeds as of July 29, 2025: (i) the equity interests in the underlying investment funds, in each case together with the certificates (or other agreements or instruments), if any, representing such equity interests, and all options and other rights, contractual or otherwise, with respect thereto; (ii) the loans and loan agreements made to the funding trusts; (iii) the acquisition documents; (iv) all other accounts, chattel paper, documents, general intangibles, instruments, investment property, money, deposit accounts, goods, commercial tort claims, letters of credit, letter of credit rights and supporting obligations; (v) all proceeds of the property described in the foregoing clauses (i), (ii), (iii) and (iv); and (v) all books and records (including computer software and other records) pertaining to any of the foregoing.
Consistent with the assertions contained in the Notice, HCLP delivered certain letters to each of the Company entity guarantors and pledgors (including BCH, Ben Liquidity, and Beneficient USA, among others) requesting various remedies, including demands for payment of the outstanding obligations and the transfer of applicable HCLP loan collateral and any proceeds therefrom, pursuant to purported rights under the HCLP Loan Agreement. Additionally, HCLP delivered certain letters to Delaware Trust Company, as trustee of certain custody trusts (LT-1 – LT-28 Custody Trusts) that hold HCLP loan collateral, requesting various remedies including the transfer of their applicable HCLP loan collateral and any proceeds therefrom, pursuant to purported rights under the HCLP Loan Agreement. The Company has communicated with the non-Company recipients of the HCLP notices to relay the Company’s position.
On June 19, 2025, Mr. Heppner resigned from his position as CEO and Chairman of the Board of Directors following a request from the Company’s counsel, acting at the direction of the Audit Committee of the Board of Directors, for Mr. Heppner to sit for a formal interview regarding, among other things, his knowledge of certain documents and information concerning Mr. Heppner’s relationship to HCLP provided to the Company’s auditors in 2019. The interview request was made after the Company identified credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, knowing that these documents would be provided to the Company’s auditors. The Company is investigating additional information it has learned about other conduct by Mr. Heppner and other persons that purportedly controlled HCLP to determine the extent to which any of that conduct surrounding HCLP was fraudulent. On August 5, 2025, HCLP filed a summons with notice in the Supreme Court of the State of New York seeking a judgment against the Company for amounts owed under the HCLP Loan Agreement in addition to attorney’s fees and litigation costs. The summons with notice did not include a complaint and has not been served on the Company. No action is required by the Company until it has been served. In light of these circumstances, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including counter claims and litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP. The Company intends to vigorously pursue its claims regarding the validity of such purported indebtedness.
In connection with the amendments to the Second A&R Agreements, Ben agreed to pay extension fees on a percentage of the amount outstanding under the Second A&R Agreements as of the date of the respective amendment. During the years ended March 31, 2025 and 2024, no deferred financing costs were paid to HCLP. The parties to the Second A&R Agreements no longer plan to combine the First Lien Credit Agreement and Second Lien Credit Agreement, as amended, into one senior credit agreement. On October 20, 2023, the Company paid legal fees of $559,753 on behalf of HCLP pursuant to the indemnification obligations under the HCLP Loan Agreement from the proceeds under the HH-BDH Credit Agreement. Additional amounts of legal fees paid on behalf of HCLP pursuant to the indemnification obligation paid through March 31, 2024 totaled $463,540.
HCLP is an indirect subsidiary of Highland Consolidated, L.P. Ben’s former CEO is a beneficiary and trust investment advisor of the trusts that control, and are the partners of, Highland Consolidated, L.P. Further, an indirect parent entity of HCLP has previously had loans outstanding to Related Entities. As of March 31, 2025 and 2024, Highland Consolidated, L.P. had outstanding loans in the principal amount of $11.2 million and $11.5 million, respectively, with a Related Entity. Ben was not a party to these loans, nor has it secured or guaranteed the loans.
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
The Term Loan will mature on October 19, 2026, and all outstanding principal amounts and accrued and unpaid interest thereon shall be due and payable on such date. During the years ended March 31, 2025 and 2024, nil and $1.6 million, respectively, of deferred financing costs were paid related to the Term Loan. As of March 31, 2025 and March 31, 2024, the unamortized discount related to the Term Loan was $0.9 million and $1.5 million, respectively.

Subsequent to March 31, 2025, we agreed to enter into an amendment to the term loan with HH-BDH to add an additional term loan of $850 thousand, which was used to provide working capital. Such negotiations remain in process as of the filing date of this Annual Report on Form 10-K.
The Term Loan is secured in part by pledges of: (a) substantially all of the assets of the Borrower, (b) the Guarantor’s equity interests in the Borrower, (c) 97.5% of the equity interests held by The EP-00117 Custody Trust, a Delaware statutory trust known as the “Custody Trust”, in certain entities that hold interests in private investment funds, which, as of March 31, 2025 and March 31, 2024, represented approximately 41.9% and 41.5%, respectively, of all assets held by the Customer ExAlt Trusts and (d) certain deposit accounts.
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
Additionally, the HH-BDH Credit Agreement contains customary events of default relating to, among other things, payment defaults, breach of covenants, cross default of material indebtedness, bankruptcy-related defaults, judgment defaults, the occurrence of certain change of control events, and the Class A common stock being suspended from trading for more than two consecutive days or delisting from Nasdaq. The occurrence of an event of default may result in the acceleration of repayment obligations with respect to any outstanding principal amounts and foreclosure on the collateral. As part of the Amendment, certain events of default resulting from the occurrence of the Acknowledged Defaults (as defined in the Amendment) were waived, provided that in the case of the expense reimbursement default, the Borrower must cure the expense reimbursement default upon the earlier of (i) November 1, 2024 and (ii) two business days following the effectiveness of Company’s registration statement for resale of the shares of Class A common stock, underlying the convertible debentures and warrants described in Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K.
The Company has at times in late fiscal year 2025 and in subsequent periods been in default on certain of these requirements, including delayed interest and principal payments and noncompliance with the minimum monthly liquidity requirement, among others. As of the date of this Annual Report on Form 10-K, the lender has not notified the Company that it intends to declare an event of default related to these defaults involving certain payment obligations, financial covenants, and information reporting requirements, and the Company is actively working with the lender on waivers related to these defaults along with an amendment to the HH-BDH Credit Agreement. Such negotiations remain in process as of the date of this Annual Report on Form 10-K.
The events of default under the Second A&R Agreements described above triggered a cross default provision in the HH-BDH Credit Agreement. The Company timely notified HH-BDH of the cross default and, as of the date of this Annual Report on Form 10-K, HH-BDH has not notified the Company that it intends to declare an event of default as its relates to the cross default provision of the HH-BDH Credit Agreement.
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
Relationship with AltAccess Securities
AltAccess Securities is an affiliate of the Company. Certain employees of the Company or its affiliates are registered persons of AltAccess Securities. When the Company uses AltAccess Securities as its broker-dealer to conduct its transactions, the Company’s use of AltAccess Securities creates various conflicts of interest and incentives as set forth herein, which may be in conflict with the best interests of customers of AltAccess Securities. Because of these relationships, transactions between AltAccess Securities and the Company are generally not arm’s-length and the Company has an incentive to use AltAccess Securities and its registered persons instead of other unaffiliated third parties. Through its ownership of AltAccess Securities, the Company, its owners, and employees receiving profit participation, equity incentives or similar benefits (including our former Chief Executive Officer and other employees) indirectly benefit from and/or share in the revenue earned by AltAccess Securities. Individuals registered with AltAccess Securities that are employees of the Company or its affiliates receive a portion of the transaction compensation or other fees earned by AltAccess Securities for transactions in which such registered persons participate in addition to compensation they receive as employees of the Company or its affiliates. Compensation paid to AltAccess Securities and therefore to such registered persons of AltAccess Securities may be significant. AltAccess Securities and its registered persons are incentivized to maximize the amount of subscriptions in any offering, to favor the Company’s offerings over offerings of unaffiliated third parties and to take greater risks regarding such offerings, and their decisions relating to offerings of the Company may be influenced by such persons being registered with AltAccess Securities and/or being employees of the Company or its affiliates and the extent of the compensation they may receive by participating in an offering of the Company.
Relationship with Bradley Capital Company, L.L.C. Services Agreement
BCG was the general partner of BCH and together they entered into the Bradley Capital Agreement and BMC effective June 1, 2017, and effective as of January 1, 2022, the parties entered into the First Amended and Restated Services Agreement (the “A&R Bradley Capital Agreement”). Bradley Capital is a Related Entity. Under the Bradley Capital Agreement, Bradley Capital was entitled to a base fee of $404,132 per quarter for executive-level services provided by an executive of Bradley Capital, who prior to BCG’s conversion to a Nevada corporation on June 7, 2023, was our Chief Executive Officer and Chairman of Ben Management’s Board of Directors and was our former Chief Executive Officer and Chairman of our Board until his resignation on June 19, 2025, together with a supplemental fee of $160,979 per quarter for administrative and financial analysis, with both the base fee and the supplemental fee subject to an annual inflation adjustment. The base fee may be increased by the provider up to two times the initial base fee per quarter to cover increases in the cost of providing the services, or in the event of an expansion of the scope of the services with the approval of the Executive Committee of the board of Ben Management prior to June 7, 2023 and the Executive Committee of our Board subsequent to June 7, 2023, of which our former CEO and Chairman of Ben Management’s board of directors was a member and Chairman. The Bradley Capital Agreement and the A&R Bradley Capital Agreement also includes a payment from Ben of $150,000 per year, paid quarterly, to cover on-going employee costs for retired and/or departed employees of predecessor entities prior to September

1, 2017, which on-going costs were assumed by Bradley Capital, as well as a further payment to Bradley Capital in respect of the cost of health and retirement benefits for current employees of Bradley Capital all of which are reimbursed by Ben.
The Bradley Capital Agreement and the A&R Bradley Capital Agreement requires Ben to reimburse Bradley Capital or its affiliates for taxes, fees, and expenses, including legal fees and related costs, relating to the contributions by affiliates of Bradley Capital of equity or debt interests in Ben to public charitable trusts in connection with the 2017-18 Exchange Trusts, as well as the contribution of beneficial interests in client trusts administered by Ben. The A&R Bradley Capital Agreement further requires that Ben indemnify and hold Bradley Capital harmless against any and all losses, damages, costs, fees and any other expenses incurred by Bradley Capital as air travel expenses owed in connection with the operation of the aircraft identified in the Aircraft Sublease (as defined below) for periods prior to January 1, 2022. Additionally, Ben provides office space and access to needed technology systems and telephone services. Payments by Ben to Bradley Capital and its affiliates are guaranteed and subject to enforcement by the state courts in Delaware in the event of default. The Bradley Capital Agreement extended through December 31, 2022, with an annual one-year renewal provision thereafter. Prior to June 7, 2023, the A&R Bradley Capital Agreement could have been be terminated by the mutual agreement of the parties, by the unanimous approval of the Executive Committee of the board of Ben Management, of which our former CEO and Chairman of Ben Management’s board of directors was a member and Chairman until his resignation on June 19, 2025, or without such approval if a designated Related Entity no longer holds the lesser of $10.0 million of Ben’s securities or 1% of the aggregate fair market value of Ben on both December 31, 2022, or any applicable extension date, and the date of termination.
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
During the years ended March 31, 2025 and 2024, the Company recognized expenses totaling $2.8 million and $2.7 million, respectively, related to this services agreement, respectively. As of March 31, 2025 and 2024, $3.9 million and $2.7 million, respectively, was owed to Bradley Capital related to the ongoing aspects of this services agreement. In addition, prior to the Aircraft Sublease with Bradley Capital discussed below, we also reimbursed Bradley Capital for certain costs, including private travel, for our founder and our former CEO, including family members. As of March 31, 2025 and 2024, we have nil and $0.7 million accrued related to these reimbursements originating prior to the aircraft sublease. During the years ended March 31, 2025 and 2024, respectively, the Company paid $2.5 million and $2.9 million to Bradley Capital related to previously accrued amounts owed under this services agreement.
In addition to the above, the Company incurred legal fees on behalf of Mr. Heppner under certain indemnification provisions. During the years ended March 31, 2025 and 2024, these legal fees totaled approximately $7.0 million and $2.9 million, respectively. Substantially all of these legal fees have or are expected to be eligible for reimbursement by the directors and officers insurance carriers.
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
Additionally, BCH agrees to unconditionally guarantee, for the benefit of Bradley Capital, all of the obligations of Beneficient USA to Bradley Capital under the Aircraft Sublease. During the years ended March 31, 2025 and 2024, BCH expensed nil and $4.3 million, respectively, in lease and direct operating expenses related to this agreement. No amounts have been paid to Bradley Capital related to the Aircraft Sublease. As of March 31, 2025 and 2024, $10.8 million and $10.8 million, respectively, was payable related to the Aircraft Sublease. The Aircraft Sublease expired on January 1, 2024.
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
BCH and the holders of the BCH Preferred A-0 Unit Accounts entered into an agreement to defer the Guaranteed Series A-0 Payment to November 15, 2024; provided that the Guaranteed Series A-0 Payment may be made prior to November 15, 2024 if the Audit Committee of the Board of Directors determines that making such payment, in part or in full, would not cause Ben to incur a going concern. As part of the proposed transactions to revise BCH’s liquidation priority described elsewhere in this Annual Report on Form 10-K, the guaranteed payment would be further deferred until November 15, 2025 on terms consistent with those described above if the proposed transactions are completed, however, with the resignation of Brad Heppner from his position as Chief Executive Officer and Chairman of the Board of Directors on June 19, 2025, we do not expect the transaction to be consummated on the terms set forth in the Master Agreement. Accordingly, the Company is exploring available alternative options, including renegotiating terms or not proceeding with the transaction. An entity controlled by Mr. Heppner holds the majority of the BCH Preferred A-0. The guaranteed payment accrual totaled $55.5 million and $37.7 million as of March 31, 2025 and 2024, respectively. As of March 31, 2025, no contributions have been made under the Contribution Agreement, which is expected and will continue to occur until the guaranteed payments to BCH Preferred A-0 Unit Accounts holders are no longer deferred.
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
Relationship with Beneficient Holdings, Inc.
Beneficient USA, a subsidiary of BCH, entered into with BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, the BHI Services Agreement. BHI pays an annual fee of $30,000 to Ben for the provision of trust administration services for Related Entities and all trusts affiliated with its family trustee as that term is defined in the governing documents for a Related Entity. Beneficient USA also is required to provide any other services requested by BHI, subject to any restrictions in the operating agreement of BHI, at cost. The term of the BHI Services Agreement extends for the longer of (i) five years past the expiration or termination of the Bradley Capital Agreement, or (ii) seven years after the family trustee of the Related Entity is no longer a primary beneficiary of any trust affiliated with the family trustee. During the years ended March 31, 2025 and 2024, the income recognized by Ben related to this services agreement was immaterial.
As of March 31, 2025, BHI owns the majority of the Company’s Class B common stock, BCH Class S Ordinary Units, BCH Class S Preferred Units, BCH Preferred A-0 Unit Accounts, BCH Preferred A-1 Unit Accounts, BCH FLP-1 Unit Accounts and BCH FLP-3 Unit Accounts. Additionally, Ben, through its subsidiary, BCC, was the obligor of $72.0 million from BHI that was subsequently contributed to a subsidiary of HCLP (a “Legacy Lender”) on April 4, 2019, through the Second Lien Credit Agreement issued in December 2018. There were no interest payments made during 2019 to BHI prior to the assignment on April 1, 2019. BHI expects to receive tax distributions from HCLP arising from the repayment of the Second Lien Credit Agreement to cover any tax liability associated with the contribution of the Second Lien Credit Agreement to HCLP. Additionally, if HCLP is liquidated while the Second Lien Credit Agreement is still outstanding, the Second Lien Credit Agreement with transfer back to BHI.
Administrative Services Agreement between Constitution Private Capital Company, L.L.C. (“Constitution”) and Beneficient USA.
Constitution is an entity owned 50.5% by BHI and 49.5% by BMP. It was founded in 1986 and acquired by a Related Entity in 1996. Constitution currently manages three private equity fund-of-funds. BMP is owned by the directors, officers and employees of Ben and certain former employees of Ben. Mr. Heppner does not hold an interest in BMP although BHI may occasionally hold the forfeited interests of a former employee in BMP. BHI does not currently hold any such forfeited interests. Additionally, Highland Consolidated, L.P., an entity majority owned by The Highland Investment Holdings Trust, retains a residual interest in Constitution associated with the investments and assets held prior to BHI and BMP ownership of Constitution. The residual interest held by Highland Consolidated, L.P. is associated with three private equity fund-of-funds, which are currently managed by Constitution. Effective January 1, 2017, Constitution entered into an Administrative Services Agreement (the “ASA”) with Beneficient USA, which is wholly owned by Ben Custody and a subsidiary of BCH, whereby Beneficient USA provides personnel to administer the portfolio assets advised by Constitution. Under the ASA, Constitution pays Beneficient USA a monthly fee equal to .01% of the month-end net assets of its portfolio. The ASA automatically renews on an annual basis and may be terminated at any time by Constitution. Beneficient USA may only terminate the ASA in the event of a breach by Constitution. For the years ended March 31, 2025 and 2024, the income recognized by Beneficient USA related to this services agreement was immaterial.
Preferred Liquidity Provider Agreement with Constitution.
Prior to December 31, 2018, GWG and Constitution had a mutual understanding to enter into an agreement that was formalized in May 2019 as outlined below. BCC entered into an agreement with Constitution (the “Preferred Liquidity Provider Agreement”) under which at Constitution’s option, BCC will provide liquidity to alternative asset funds sponsored by Constitution at an advance rate of not less than 82% of NAV, to the extent such funds meet certain specified qualifications. For a fund to qualify for the liquidity option, it must, among other things, hold investments that were approved or deemed approved by BCC at the time a fund makes such investments. BCC is required to provide liquidity in any combination, at its discretion, of cash, U.S. exchange traded funds registered under the Investment Company Act of 1940, or securities traded on a national securities exchange. BCC’s obligation under the Preferred Liquidity Provider Agreement is guaranteed by Ben and BCH. The Preferred Liquidity Provider Agreement may be terminated solely by mutual consent of Ben and Constitution. Ben and Constitution have not contracted for any liquidity under this agreement through March 31, 2025.
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
RROC’s purpose is to provide funding and operational support for the research activities conducted by the qualified charities. The funding received by RROC, from proceeds of trusts settled and funded by customers of Ben, may be used, in RROC’s discretion, to (i) provide appropriate facilities and properties for the charitable organizations to utilize as part of their charitable initiatives (those properties and facilities being owned by a Related Entity), and (ii) provide fee revenue to RROC. RROC is granted such rights and authority pursuant to trust instruments entered into between a customer and subsidiaries of Ben as well as an agreement with NPT. Ben’s subsidiaries provide financing to the Customer ExAlt Trusts and Ben is paid as an agent of the trustees for administrative services it provides to the trusts. Ben has certain outstanding payables, including accrued interest, to RROC and the Charitable Accounts (for the benefit of the Texas universities as discussed above) of $2.3 million and $2.2 million as of March 31, 2025 and 2024, respectively. During the years ended March 31, 2025 and 2024, no amounts were paid to RROC or the Charitable Accounts. Due to changes in the Customer ExAlt Trust agreements, no incremental amounts are expected to be allocated to RROC or the Charitable Accounts other than those amounts already provided by certain prior trust agreements. During our fiscal year ending March 31, 2023, the trust advisor to certain of the Customer ExAlt Trusts reassigned the beneficial interest held at NPT to the Kansas TEFFI Economic Growth Trust.
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
On January 20, 2022, BHF was formed as a Kansas nonprofit corporation to receive economic growth contributions pursuant to the TEFFI legislation. BHF is currently governed by a eleven-member board of directors, seven of whom are community leaders within the Hesston, Kansas community and four of whom are Ben employees or individuals otherwise affiliated with Ben. BHF is organized and operated exclusively for charitable and educational purposes within the meaning of Section 501(c)(3) of the Internal Revenue Code. Its purpose is to provide grants and other support to benefit growth, development and expansion of opportunities in rural Kansas communities with populations of 5,000 residents or less, including job and income growth, main street revitalization, educational facility improvements, construction and development, healthcare facility enhancements, senior facility improvements, and support for post-secondary institutions. BHF has the exclusive decision-making authority over all of the economic growth contributions it receives.
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
Ben has an outstanding payable to EGT of $0.4 million and $0.1 million as of March 31, 2025 and 2024, respectively. Ben paid $0.4 million and $1.4 million during the years ended March 31, 2025 and 2024. Additionally, during the year ended March 31, 2023, Ben sold its Kansas properties to the EGT in exchange for a $1.4 million promissory note receivable, which is reflected in the other assets line item on the consolidated statements of financial condition. The EGT made a prepayment on the promissory note of $0.2 million during the year ended March 31, 2025, principally in return for the promissory note being extended by two years, until September 30, 2028.
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
Hicks Holdings Operating LLC (“Hicks Holdings Operating”), an entity associated with one of Ben’s current directors, has historically held BCH Preferred A-0 Unit Accounts, BCH Preferred A-1 Unit Accounts, BCH Class S Ordinary Units and Class B common stock of Beneficient. Hicks Holdings LLC was granted its BCH Preferred A-1 Unit Accounts and BCH Class S Ordinary Units as compensation for services provided in 2018. Hicks Holdings Operating was granted its BCH Preferred A-0 Unit Accounts when a portion of the existing BCH Preferred A-1 Unit Accounts converted to BCH Preferred A-0 Unit Accounts in 2021. Hicks Holdings converted a portion of its existing BCH Preferred A-1 Unit Accounts to BCG Class B common stock of Beneficient in June 2023 in connection with the recapitalization of BCG. In connection with the letter agreement described below, in October 2023, Hicks Holdings assigned the BCH Preferred A-0, BCH Preferred A-1, BCH Class S Ordinary Units, and BCH Class S Preferred Units to HH-BDH. The total balance (based on their GAAP capital accounts) as of March 31, 2025 and 2024, was $25.4 million and $27.5 million, respectively. Hicks Holdings Operating held 16,528 shares of Class B common stock as of March 31, 2025 and 2024. During the year ended March 31, 2025, Mr. Hicks and an entity controlled by Mr. Hicks purchased a total of 100,000 shares of Class A common stock for a purchase price of approximately $0.2 million.
The Company has outstanding payable amounts to Hicks Holdings related to the HH-BDH Credit Agreement totaling approximately $0.8 million as of March 31, 2025. No such amount was outstanding as of March 31, 2024.
Services provided by representatives of Ben and the trusts associated with the loans
An independent individual most recently served as trustee for the LT 1 through 29 Liquid Trusts, The LT1A through LT29A Funding Trusts, and The Collective Collateral Trust I, The Collective Collateral Trust II, The Collective Collateral Trust III, The Collective Collateral Trust IV, The Collective Collateral Trust V, The Collective Collateral Trust VI, The Collective Collateral Trust VII, and The Collective Collateral Trust VII in the associated ExAlt Plan that are created at origination for each of our loans until Beneficient Company Group (USA) assumed the role in the current fiscal year. Additionally, Beneficient Fiduciary Financial, L.L.C., a subsidiary of Beneficient, is the trustee of the EP-00100 through EP-00121 Liquid Trusts, the EP-00100 through EP-00121 Funding Trusts, The Collective Collateral Trust and The Participation Collective Collateral Trust. Ben earns administration fees (for providing administrative services to the trustee) and interest income from these trusts. Prior to the above, an employee of Ben and another individual served as co-trustees for these trusts. The employee received no compensation for their services as co-trustee.

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
BCH Preferred A-0 Unit Accounts
Holders of the BCH Preferred A-0 Unit Accounts, which include as of March 31, 2025, BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, and Messrs. Hicks (through Hicks Holdings Operating LLC), and Schnitzer, who were directors of Beneficient on such date, are entitled to quarterly guaranteed cash payments (the “Guaranteed Payments”) equal to 1.50% per fiscal quarter (or 6.0% per annum) of their then respective BCH Preferred A-0 Unit Accounts capital account balance on an annual basis. Mr. Fisher and Mr. Silk, who resigned from the Board effective March 15, 2024 and May 10, 2024, respectively, also hold BCH Preferred A-0 Unit Accounts and are entitled to receive the Guaranteed Payments. BCH’s obligation to make such Guaranteed Payment is not subject to available cash and has priority over all other distributions made by BCH. The Guaranteed Payments are not made payable in connection with an allocation of income but are a required cash payment recorded as an allocation of income for BCH to the BCH Preferred A-0 Unit Accounts holders. BHI and the other holders of the BCH Preferred A-0 Unit Accounts have entered into an agreement to defer the delivery of Guaranteed Payments until November 15, 2024; provided that, the right to such deferred Guaranteed Payments continue to accrue on a quarterly basis and that Guaranteed Payments may be made prior to November 15, 2024 if the Audit Committee of

Beneficient determines that making such payment, in part or in full, would not cause the Company to incur a going concern. As part of the proposed transactions to revise BCH’s liquidation priority described elsewhere in this Annual Report on Form 10-K, the Guaranteed Payments would be further deferred until November 15, 2025 on terms consistent with those described above if the proposed transactions are completed, however, with the resignation of Brad Heppner from his position as Chief Executive Officer and Chairman of the Board of Directors on June 19, 2025, we do not expect the transaction to be consummated on the terms set forth in the Master Agreement. Accordingly, the Company is exploring available alternative options, including renegotiating terms or not proceeding with the transaction. An entity controlled by Mr. Heppner holds the majority of the BCH Preferred A-0. For FY2025 and FY 2024, Guaranteed Payments in the following respective approximate amounts were accrued, but not paid, to such related party holders of the BCH Preferred A-0 Unit Accounts: BHI – FY2024, $13.7 million and FY2025, $14.5 million; Mr. Fisher – FY2024, $76,025 and FY2025, $80,691; Mr. Hicks – FY2024, $1,017,829 and FY2025, $1,080,287; Mr. Schnitzer – FY2024, $76,025 and FY2025, $80,691; and Mr. Silk – FY2024, $74,529 and FY2025, $79,103.
As of March 31, 2025, the aggregate approximate amount of the accrued but unpaid Guaranteed Payments for each of the related party holders of the BCH Preferred A-0 Unit Accounts were as follows: BHI – $45.3 million; Mr. Fisher – $251 thousand; Mr. Hicks – $3.4 million; Mr. Schnitzer – $251 thousand; and Mr. Silk – $224 thousand.
BCH Preferred A-1 Unit Accounts
Holders of the BCH Preferred A-1 Unit Accounts, which as of March 31, 2025 include, BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, and Messrs. Fisher, Hicks, Schnitzer and Silk, who were directors of Ben Management and are currently or were directors of Beneficient during portions of fiscal 2024 or 2025, are entitled to a quarterly preferred return (the “Quarterly Preferred Series A-1 Return”) equal to the hypothetical capital account balance of such BCH Preferred A-1 Unit Accounts multiplied by a rate, which we refer to as the base rate (as described below), and allocable by a corresponding increase to the BCH Preferred A-1 Unit Accounts capital account.
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
In connection with the consummation of the Business Combination, the holders of the BCH Preferred A-1 Unit Accounts agreed to significantly reduce the BCH Preferred A-1 Unit Accounts return rate and also agreed to waive and defer the accrual of the preferred return as described above. Commencing with the effectiveness of the BCH Eighth A&R LPA, on June 7, 2023, in connection with the consummation of the Business Combination, the base rate shall be the most recent 90-Day Average Secured Overnight Financing Rate as published by the Federal Reserve Bank of New York prior to each fiscal quarter plus 0.5% (2.0% per annum); provided, that the Quarterly Preferred Series A-1 Return shall be waived and shall not accrue during the period from the effective date of the BCH Eighth A&R LPA until December 31, 2024, except to the extent of allocations of income to the holders of the BCH Preferred A-1 Unit Accounts, in which event distributions may be requested by the holders of the BCH Preferred A-1 Unit Accounts, and if not requested, such amounts shall be accrued. In addition, until January 1, 2025, the hypothetical BCH Preferred A-1 Unit Accounts capital account will only be increased to the extent there are allocations of income during such period. The agreement to waive and not accrue the Quarterly Preferred Series A-1 Return from the effective date of the BCH Eighth A&R LPA until December 31, 2024, which remained under the terms of the BCH Ninth A&R LPA, does not affect or waive any Quarterly Preferred Series A-1 Returns or hypothetical BCH Preferred A-1 Unit Accounts capital account already accrued as of the effective date of the BCH Eighth A&R LPA, which totaled approximately $106 million at that date and totaled approximately $121 million as of March 31, 2025. BCH Preferred A-1 Unit Accounts have the redemption and conversion features and rights as described in “—Description of Securities – BCH Preferred A-1 Unit Accounts”, which is filed as Exhibit 4.11 to this Annual Report on Form 10-K.
For FY2024 and FY2025, the following approximate amounts of the Accrued Quarterly Preferred Series A-1 Returns accrued to each of the related party holders of the BCH Preferred A-1 Unit Accounts: BHI – FY2024, $7.8 million and FY2025, $12.2 million; Mr. Fisher – FY2024, $43,726 and FY2025, $55,827; Mr. Hicks – FY2024, $0.6 million and FY2025, $0.9 million; Mr. Schnitzer – FY2024, $43,726 and FY2025, $55,827; and Mr. Silk – FY2024, $43,726 and FY2025, $81,618.
As of March 31, 2025, the estimated capital account balance determined in accordance with Section 704 of the Internal Revenue Code and the estimated hypothetical capital account balance for the BCH Preferred A-1 Unit Accounts for each of the related party holders of the BCH Preferred A-1 Unit Accounts were approximately as follows: BHI – capital account $644.0 million and hypothetical capital account of $743.0 million; Mr. Fisher – capital account of $2.9 million and hypothetical capital account of $3.4 million; Mr. Hicks – capital account of $48.0 million and hypothetical capital account of $55.4 million; Mr. Schnitzer – capital account of $2.9 million and hypothetical capital account of $3.4 million; and Mr. Silk — capital account $4.6 million and hypothetical capital account of $5.0 million.
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
BCH Class S Ordinary Units
As of March 31, 2025, the holders of the BCH Class S Ordinary Units include BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, Mr. Hicks, and BMP, which holds such BCH Class S Ordinary Units in connection with the BMP Equity Incentive Plan. Following certain allocations of income to the BCH Class S Units, the capital account balance associated with such BCH Class S Units shall be reduced by the amount so allocated and, in exchange, the holders shall be issued an equal number of BCH Class S Ordinary Units and BCH Class S Preferred Units equal to the amount of the reduction in the capital account divided by a price, which we refer to as the unit price, that will equal to the closing price of the Class A common stock on the primary exchange on which the shares of Class A common stock are listed on the date of such exchange or, if the Class A common stock is not listed on a national securities exchange, the closing price on the date of such exchange as quoted on the automated quotation system on which the Class A common stock is quoted. Such provisions result in the holders of the BCH Class S Ordinary Units and BCH Class S Preferred Units receiving additional limited partner interests in BCH as a result of the allocation of income of BCH while retaining the BCH Class S Units. In addition, BCH Class S Ordinary Units have the distribution and exchange features and rights as described in “—Description of Securities – BCH Class S Ordinary Units”, which is filed as Exhibit 4.11 to this Annual Report on Form 10-K.
BCH Class S Preferred Units
As of March 31, 2025, holders of the BCH Class S Preferred Units include BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, Mr. Hicks, and BMP, which holds such BCH Class S Preferred Units in connection with the BMP Equity Incentive Plan. Holders of the BCH Class S Preferred Units are entitled to the Quarterly Class S Preferred Unit Return equal to the hypothetical capital account balance of such BCH Class S Preferred Units multiplied by the base rate and allocable by a corresponding increase to the BCH Class S Preferred Unit capital account. Pursuant to the terms of the previous BCH Seventh A&R LPA, the Quarterly Class S Preferred Unit Return is only allocable to the capital account for any quarterly period to the extent of the amount of income available to be allocated with respect to BCH Class S Preferred Units; provided that, amounts not allocated to the capital account during a given quarterly period as a result of insufficient income are added pro rata to a hypothetical BCH Class S Preferred Unit capital account for each holder and become allocable to the capital account in the next quarterly period of which sufficient income is available for allocation with respect to BCH Class S Preferred Units (with respect to the aggregate amounts so accrued as of any given date, such amount, the “Accrued Quarterly Class S Preferred Unit Return”). Holders of the BCH Class S Preferred Units are entitled to receive, following the allocation of certain excluded amounts pursuant to Section 5.04(c) of the BCH A&R LPA and certain other required allocations pursuant to Section 5.04(a) of the BCH A&R LPA, allocations until the Quarterly Class S Preferred Unit Return and any Accrued Quarterly Class S Preferred Unit Return have been allocated. The hypothetical BCH Class S Preferred Unit capital account is used for purposes of calculating the Quarterly Class S Preferred Unit Return and, as a result, increases in the hypothetical BCH Class S Preferred Unit capital account result in increased returns in the future. Holders of the BCH Class S Preferred Units are also entitled to receive allocations of sale proceeds of BCH in an amount up to their hypothetical BCH Class S Preferred Unit capital account, thereby increasing such holder’s BCH Class S Preferred Unit capital account and resulting distributions. As a result, the hypothetical BCH Class S Preferred Unit capital balance represents a significant implicit value to any holder of the BCH Class S Preferred Units.
In connection with the consummation of the Business Combination, the holders of the BCH Class S Preferred Units agreed to significantly reduce the BCH Class S Preferred Units return rate and also agreed to waive and defer the accrual of the preferred return described above. Commencing with the effectiveness of the BCH Eighth A&R LPA on June 7, 2023, in connection with the consummation of the Business Combination, the base rate shall be reduced to the base rate described for the BCH Preferred A-1 Unit Accounts described above; provided that the Quarterly Class S Preferred Unit Return shall be waived and shall not accrue during the period from the effective date of the BCH Eighth A&R LPA until December 31, 2024 except to the extent of allocations of income to the holders of the BCH Class S Preferred Units. In addition, until January 1, 2025, the hypothetical BCH Class S Preferred Units capital account will only be increased to the extent there are allocations of income during such period. The agreement to waive and not accrue the Quarterly Class S Preferred Unit Return from the effective date of the BCH Eighth A&R LPA until December 31, 2024, which remained under the terms of the BCH Ninth A&R LPA, does not affect or waive any Quarterly Class S Preferred Unit Returns or hypothetical BCH Class S Preferred Unit Accounts capital account already accrued as of the effective date of the BCH Eighth A&R LPA. The BCH Class S Preferred Units have the distribution and conversion features and right as described “Description of Securities – BCH Class S Preferred Units,” which is filed as Exhibit 4.11 to this Annual Report on Form 10-K.
For the FY2024 and FY2025, the following approximate amounts of the Accrued Quarterly Class S Preferred Returns accrued to each of the related party holders of the BCH Class S Preferred Units: BHI – FY2024, $7,000 and FY2025, $2,000; Mr. Hicks – FY2024, $6 and FY2025, $2; and BMP – FY2024, $7,000 and FY2025, $1,900. As of March 31, 2025, the estimated capital account balance determined in accordance with Section 704 of the Internal Revenue Code and the estimated hypothetical capital account balance for BCH Class S Preferred Units for each of the related party holders of the BCH Class S Preferred Units were approximately as follows: BHI – capital account of $200 and hypothetical capital account of $121,000; Mr. Hicks – capital account of $1 and hypothetical capital account of $118; and BMP – capital account of $300 and hypothetical capital account of $117,000.
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
BCH FLP Unit Accounts
The BCH FLP Unit Accounts are subdivided into the BCH FLP-1 Unit Accounts, BCH FLP-2 Unit Accounts and BCH FLP-3 Unit Accounts. As of March 31, 2025, BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, holds all of the BCH FLP-1 Unit Accounts and BMP, which is owned by directors and employees of Ben, holds the limited partner interests in the BCH FLP-2 Unit Accounts. As discussed below, BCH issued the BCH FLP-3 Unit Accounts to an entity controlled and directly or indirectly owned by our former CEO, who resigned on June 19, 2025, and such BCH FLP-3 Unit Accounts are entitled to certain distributions as described below and elsewhere in this Annual Report on Form 10-K.
BCH FLP-1 Unit Accounts
As the holder of BCH FLP-1 Unit Accounts, BHI is entitled to quarterly issuances of an equal amount of BCH Class S Ordinary Units and BCH Class S Preferred Units that in aggregate is equal to the income allocated to BCH FLP-1 Unit Accounts pursuant to the BCH A&R LPA. BCH FLP-1 Unit Accounts are allocated income equal to 50.5% of: (1) fifteen percent (15%) of the profits from financing activities of BCH and its subsidiaries, exclusive of profits from other activities such as fees or reimbursement of expenses in connection with trustee or custodial services and insurance and insurance-related activities (this will generally include revenues from Ben Liquidity subsidiaries), and (2) the Excess EBITDA Margin, which generally relates to the fee-generating businesses of Beneficient, exclusive of financing activity revenues. The Excess EBITDA Margin for an applicable entity is equal to the lesser of (i) 50% of the revenues of BCH and its tax pass-through subsidiaries, excluding revenues from financing activities, and (ii) an amount of revenues that will cause the EBITDA of such entity divided by the gross revenues of such entity to equal 20% (this will generally include the subsidiaries of Ben Custody and Ben Insurance Services). BCH FLP-1 Unit Accounts are also entitled to receive annual tax distributions. Such provisions result in BHI, as the holder of the BCH FLP-1 Unit Accounts, receiving additional limited partner interests in BCH as a result of the allocation of income of BCH while retaining such BCH FLP-1 Unit Accounts. For FY2024 and FY2025, BHI did not receive any BCH S Ordinary Units or BCH S Preferred Units in connection with certain income allocations as a holder of the BCH FLP-1 Units Accounts.
In addition, BCH FLP-1 Unit Accounts are entitled to the allocation of a portion of any upward carrying value adjustment as calculated pursuant to Internal Revenue Code Section 704(b). Commencing with the effectiveness of the BCH Eighth A&R LPA on June 7, 2023, BMP, as the holder of the BCH FLP-2 Unit Accounts, is also entitled to receive an allocation of a portion of any upward carrying value adjustment as calculated pursuant to Internal Revenue Code Section 704(b). In the event of an upward carrying value adjustment, the BCH FLP-1 Unit Accounts (50.5%) and the FLP-2 Unit Accounts (49.5%) are entitled to first be allocated gains associated with such carrying value adjustment equal to 15% of the value of the capital accounts of all Class A Units and Class S Units, calculated based on the post-adjusted capital accounts of the then outstanding Class A Units and Class S Units. Immediately following any such allocation, the amount allocated is converted in BCH Class S Ordinary Units at the unit price, which is determined by the closing price of a share of the Class A common stock on the primary exchange on which such shares are listed. The consummation of the Business Combination resulted in an upward adjustment of the carrying value of the assets of BCH allocable to the FLP-1 and FLP-2 Unit Accounts of approximately $321.9 million. Pursuant to the terms of the BCH Eighth A&R LPA, which became effective upon the consummation of the Business Combination on June 7, 2023, 402,383 Class S Ordinary Units would be issuable as a result of the carrying value adjustment. Additionally, subsequent to the Business Combination, additional carrying value adjustments occurred, and approximately 1,400,000 (inclusive of the 402,383 units described above) BCH Class S Ordinary Units would be issuable through March 31, 2025 as a result of such carrying value adjustments, subject to the Compensation Policy. Under the Compensation Policy, unless waived or amended, the number of BCH Class S Ordinary Units that may be issued as a result of the carrying value adjustments is limited and requires approval of the Board; provided that any such BCH Class S Ordinary Units that that are issuable under the carrying value provision may be issued in subsequent years in accordance with the Compensation Policy. As of March 31, 2025, there has been no allocation of the carrying value adjustment among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts and no issuance of any BCH Class S Ordinary Units as a result of such adjustment. For additional information, see the section in this Annual Report on Form 10-K titled “—Executive Compensation – Compensation Policy.”
BCH FLP-2 Unit Accounts
BMP is the sponsor of the BMP Equity Incentive Plan and holds the BCH FLP-2 Unit Accounts. As the holder of BCH FLP-2 Unit Accounts, BMP is entitled to quarterly issuances of an equal amount of BCH Class S Ordinary Units and BCH Class S Preferred Units that in aggregate is equal to the income allocated to BCH FLP-2 Unit Accounts pursuant to the BCH A&R LPA. BCH FLP-2 Unit Accounts are allocated income equal to 49.5% of: (1) fifteen percent (15%) of the profits from financing activities of BCH and its subsidiaries, exclusive of profits from other activities such as fees or reimbursement of expenses in connection with trustee or custodial services and insurance and insurance-related activities (this will generally include revenues from Ben Liquidity subsidiaries), and (2) the Excess EBITDA Margin, which generally relates to the fee-generating businesses of Beneficient, exclusive of financing activity revenues. The Excess EBITDA Margin for an applicable entity is equal to the lesser of (i) 50% of the revenues of BCH and its tax pass-through subsidiaries, excluding revenues from financing activities, and (ii) an amount of revenues that will cause the EBITDA of such entity divided by the gross revenues of such entity to equal 20% (this will generally include the subsidiaries of Ben Custody and Ben Insurance Services). BCH FLP-2 Unit Accounts are also entitled to receive annual tax distributions. Such provisions result in BMP, as the holder of the BCH FLP-2 Unit Accounts, receiving additional limited partner interests in BCH as a result of the allocation of income of BCH while retaining such BCH FLP-2 Unit Accounts. For FY2024 and FY2025, BMP did not receive any BCH S Ordinary Units or BCH S Preferred Units in connection with certain income allocations as a holder of the BCH FLP- 2 Units Accounts.
In addition, commencing with the effectiveness of the BCH Eighth A&R LPA on June 7, 2023, BMP, as the holder of the BCH FLP-2 Unit Accounts, is also entitled to receive an allocation of a portion of any upward carrying value adjustment as calculated pursuant to Internal Revenue Code Section 704(b). In the event of an upward carrying value adjustment, the BCH FLP-1 Unit Accounts (50.5%) and the FLP-2 Unit Accounts (49.5%) are entitled to first be allocated gains associated with such carrying value adjustment equal to 15% of the value of the capital accounts of all Class A Units and Class S Units, calculated based on the post-adjusted capital accounts of the then outstanding Class A Units and Class S Units. Immediately following any such allocation, the amount allocated is converted in BCH Class S Ordinary Units at the unit price, which is determined by the closing price of a share of the Class A common stock on the primary exchange on which such shares are listed. The consummation of the Business Combination resulted in an upward adjustment of the carrying value of the assets of BCH allocable to the FLP-1 and FLP-2 Unit Accounts of approximately $321.9 million. Pursuant to the terms of the BCH Eighth A&R LPA, which became effective on June 7, 2023, 402,383 Class S Ordinary Units would be issuable as a result of the carrying value adjustment. Additionally, subsequent to the Business Combination, additional carrying value adjustments occurred, and approximately 1,400,000 (inclusive of the 402,383 units described above) BCH Class S Ordinary Units would be issuable through March 31, 2025 as a result of such carrying value adjustments, subject to the Compensation Policy. Under the Compensation Policy, unless waived or amended, the number of BCH Class S Ordinary Units that may be issued as a result of the carrying value adjustments is limited and requires approval of the Board; provided that any such BCH Class S Ordinary Units that are issuable under the carrying value provision may be issued in subsequent years in accordance with the Compensation Policy. As of March 31, 2025, there has been no allocation of the carrying value adjustment among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts and no issuance of any BCH Class S Ordinary Units as a result of such adjustment. For additional information, see the section in this Annual Report on Form 10-K titled “—Executive Compensation – Compensation Policy.”
BCH FLP-3 Unit Accounts
As the holder of BCH FLP-3 Unit Accounts, BHI is entitled to quarterly tax and other distributions equal to 100% of the amount of profit allocated to BHI’s BCH FLP-3 Unit Accounts capital account. BCH’s obligations to make such distributions are not subject to available cash. BCH FLP-3 Unit Accounts are allocated profits from net financing revenues on a quarterly basis equal to the lesser of (i) 5% of the quarterly net financing revenues, or (ii) 10% of the average annualized stated interest (to the extent constituting net financing revenue) of the quarterly average of new ExAlt Loans issued by any subsidiaries of Beneficient during the previous twelve fiscal quarters. For FY2024 and FY2025, there was no income allocated to the FLP-3 Unit Accounts. The Company has not made any distributions related to income allocated to the FLP-3 Unit Accounts through March 31, 2025 and has accrued a liability of $0.9 million as of March 31, 2025 and 2024 related to income allocated to the FLP-3 Unit Accounts prior to FY2024.
Redemption of certain BCH Preferred A-1 Unit Accounts held by Mr. Silk.
BHI, Mr. Silk and BCG entered into that certain Limited Partnership Interest Assignment Agreement, effective as of April 1, 2022, whereby BHI assigned to Mr. Silk BCH Preferred A-1 Unit Accounts having an account balance of $5,721,658 (the “BHI Initial Grant”). Further, effective as of April 3, 2022, BHI, Mr. Silk and BCG entered into another Limited Partnership Interest Assignment Agreement, whereby BHI assigned to Mr. Silk BCH Preferred A-1 Unit Accounts having an account balance of $3,793,342 (the “BHI Tax Grant,” and together with the BHI Initial Grant, the “BHI Grants”). In order to provide

Mr. Silk with cash to cover any tax liability arising from the BHI Grants, BCH and Mr. Silk entered into that certain Unit Account Redemption Agreement, effective as of April 3, 2022, whereby BCH agreed to, without further action or condition, purchase and redeem on June 1, 2022 from Mr. Silk all of the BCH Preferred A-1 Unit Accounts granted to Mr. Silk pursuant to the BHI Tax Grant for a purchase price of $3,793,342, in cash. Additionally, on April 2, 2022, $1,144,332 of Mr. Silk’s BCH Preferred A-1 Unit Accounts were converted into BCH Preferred A-0 Unit Accounts.
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

Proposed Transactions to Revise BCH Liquidation Priority
On December 22, 2024, the Company entered into Master Agreement, pursuant to which the holders of preferred equity of BCH agreed, among other things, to amend the governing documents of BCH to allow the Company’s public company stockholders to share in the liquidation priority currently reserved only for the preferred equity.
Closing of the proposed transactions contemplated by the Master Agreement is subject to, among other things, (i) execution and delivery of each of the transaction documents specified in the Master Agreement (collectively, the “Transaction Documents”), (ii) approval from the Company’s stockholders of an amendment to the Articles of Incorporation (such amendment, the “Charter Amendment”) to increase the number of authorized shares of Class B common stock and approval, for purposes of Nasdaq Listing Rule 5635, of the issuance of Class B common stock pursuant to the Transaction Documents, (iii) approval of the partners of BCH as necessary with respect to the proposed transactions and the Transaction Documents and (iv) the Company’s submission of a Listing of Additional Shares Notification Form with Nasdaq with respect to the additional shares of Class A common stock issuable with respect to the Subclass 4 FLP Unit Accounts of BCH (“FLP-4 Unit Accounts”) and Class B common stock issuable pursuant to the Transaction Documents, and Nasdaq shall not have objected to such issuances.
The Master Agreement provides for the adoption of the Tenth Amended and Restated Limited Partnership Agreement of BCH (the “Tenth A&R BCH LPA”), which would provide for, among other things, (i) amendments to the liquidation provisions to provide the Company’s public company stockholders, through the Company’s indirect interest in BCH, would receive preferential treatment in the event of a liquidation of BCH in an amount equal to 10% of the first $100 million distributed to equity holders of BCH and 33.3333% of the net asset value (the “Closing NAV”) of up to $5 billion of alternative assets added to the Company’s consolidated balance sheet on or after December 22, 2024, in connection with the Company’s ordinary course liquidity business, (ii) modifications to the existing limitations on the conversion of BCH Preferred A-1 held by BHI through December 31, 2027 such that (a) on the date that is 60 days following the closing of the proposed transactions, BHI would have the right to convert a portion of its BCH Preferred A-1 in an amount up to $10 million, less the amount of any Conditional Payment (as defined below), and (b) after the Closing NAV of the certain transactions by the ExchangeTrust (the “ExchangeTrust Transactions”) exceeds $100 million, BHI would have the ability to convert additional BCH Preferred A-1 subject to certain limitations and the Company’s right to pay cash in the amount of the BCH Preferred A-1 to be converted in lieu of such conversion, (iii) the establishment and issuance of the Subclass FLP-4

Unit Accounts of BCH (“FLP-4 Unit Accounts”) in connection with the BFF Customer Transactions (as defined below) with the effect that BHI, as the holder of FLP-1 Unit Accounts, and BMP, as the holder of the FLP-2 Unit Accounts, would forego the right to receive up to $400 million of equity in BCH that is exchangeable into shares of the common stock of the Company for the benefit of certain Customers (as defined below), (iv) certain amendments to conform to the amendments to the Compensation Policy (as defined below) and the terms of the FLP-1 Account Side Letter (as defined below) and address accrued but unallocated returns with respect to the FLP-1 Unit Accounts and the FLP-2 Unit Accounts, (v) a requirement that no new general partner may be admitted to BCH and that Ben LLC may not transfer its units in BCH or otherwise withdraw from being the general partner of BCH without the prior approval on a class by class basis of the holders of at least 51% of the capital account balances of each of the BCH Class A Units; the BCH Class S Ordinary Units and the BCH Class S Preferred Units voting together as a single class, and the BCH Preferred A-0 Unit Accounts and BCH Preferred A-1 Unit Accounts, voting together as a single class and (vi) certain amendments with respect to the exchange of Class S Ordinary Units. Additionally, the Tenth A&R BCH LPA would require BCH to make a payment on amounts contractually or otherwise currently owed to BHI or its affiliates in an amount equal to $5 million (the “Conditional Payment”) if, on the date that is 60 days following the closing of the proposed transactions, the Audit Committee of the Board determines that the Conditional Payment would not be materially adverse to the assessment of the Company’s ability to continue as a “going concern” for financial reporting purposes.
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
The Master Agreement contemplates that in the proposed transactions, BCH would issue newly established FLP-4 Unit Accounts to one or more customers of the Company or its affiliates (the “Customers”) pursuant to the terms of a subscription agreement, by and among the applicable Customer, BCH and Ben LLC (the “Subscription Agreement”), under certain circumstances (the “BFF Customer Transactions”), and in the event Customers are offered the FLP-4 Unit Accounts pursuant to the Subscription Agreement and determine to not participate in the BFF Customer Transactions, the FLP-4 Unit Accounts not issued to any Customers will be issued to the Company in lieu of being issued to the applicable Customer. The FLP-4 Unit Accounts would be entitled to receive in accordance with the Tenth A&R BCH LPA, on a pro rata basis, 100% of the carrying value adjustments until the earliest of an amount equal to $400 million had been allocated to the FLP-4 Unit Accounts or the date which is four years following the closing of the proposed transactions.
Additionally, the Hatteras Subscription Agreement provides, subject to the conditions therein, including the receipt by Hatteras of minimum values of Class S Ordinary Units of BCH delivered to Hatteras as a holder of the FLP-4 Unit Accounts, that Hatteras would agree to certain tolling agreements and contingent releases with respect to any claims Hatteras may have against the Company, its subsidiaries, officers, directors and any of their respective affiliates, and the Company would agree to analogous tolling agreements with respect to any claims it may have against Hatteras, its affiliates and their respective directors and officers. In addition, BCH would agree to reimburse Hatteras for certain expenses during the 12-month period following the closing of any BFF Customer Transaction with Hatteras in an amount up to $5.5 million, subject to certain adjustments. On March 6, 2025, Hatteras Master Fund, L.P. executed the Hatteras Subscription Agreement.
The Master Agreement provides for an amendment to the Stockholders Agreement, dated June 6, 2023, by and among the Company and the Class B Holders, which would revise certain provisions related to the Class B common stock designation rights to clarify that Class B common stock designees may be appointed, removed and replaced only by the holders of Class B common stock.
The Master Agreement also provides for a waiver of the guaranteed payment payable to the holders of the BCH Preferred A-0 Unit Accounts and the execution of a waiver of payment agreement to be entered into by and among BHI and BCH, pursuant to which BHI, as the holder of the majority in interest of the BCH Preferred A-0 Unit Accounts would waive the right to receive the Guaranteed Series A-0 Payment (as defined in the Tenth A&R BCH LPA) until November 15, 2025; provided that any such Guaranteed Series A-0 Payment may be made prior to November 15, 2025 if the Audit Committee determines it would not be materially adverse to the Company’s “going concern” financial statement assessment.
As a result of the resignation of Brad K. Heppner, who controls BHI, from his role as Chief Executive Officer and Chairman of the Board of Directors on June 19, 2025, we do not expect the transaction to be consummated on the terms set forth in the Master Agreement. Accordingly, the Company is exploring available alternative options, including renegotiating terms or not proceeding with the transaction.
The foregoing description of the Master Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the Master Agreement, a copy of which is filed as Exhibit 10.32.1 the this Annual Report.
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
Fees Paid to Independent Registered Public Accounting Firm
The following table shows the aggregate fees billed to us by Weaver for professional services rendered in fiscal years 2025 and 2024:

(in thousands)	2025	2024

Audit fees	$858	$937
Audit-Related fees	149	134
Tax fees	—	—
All other fees	2	2
Total fees	$1,009	$1,073
Audit Fees. Audit fees include services related to the audit and quarterly reviews of the Company’s consolidated financial statements and consultation on accounting matters, including services related to Registration Statements on Form S-1 and/or Form S-4.
Audit-Related Fees. Consists of fees billed for assurance and related services that are related to the performance of the auditor review of consolidated financial statements and are not reported under “Audit Fees.” These services are related to process control reports delivered to the Company.
All Other Fees. All other fees in fiscal years 2025 and 2024 include services related to professional services other than the services reported above.
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
Our Audit Committee is responsible for pre-approving all services provided by our independent registered public accounting firm. All of the above services and fees for fiscal years 2025 and 2024 were pre-approved by the audit committee of BCG’s limited partner, Ben Management, for services provided prior to the Conversion, and by the Audit Committee of Beneficient for services provided after the Conversion.

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

3.1.8
Certificate of Designation of Beneficient Series B-5 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on January 6, 2025).

3.1.9
Certificate of Designation of Beneficient Series B-6 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on April 7, 2025).

3.1.10
Certificate of Designation of Beneficient Series B-7 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on April 25, 2025).

3.1.11
Certificate of Designation of Beneficient Series B-8 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 25, 2025).

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

4.4.1
First Amended and Restated Limited Liability Agreement of Beneficient Company Group, L.L.C. dated June 6, 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

4.4.2
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

4.8.2
First Amendment to the Ninth Amended and Restated Limited Partnership Agreement of Beneficient Company Holdings, L.P. effective September 30, 2024 (incorporated by reference to Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K (File No. 001-41715) filed with the Securities and Exchange Commission on July 9, 2024).

4.9
Form of Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on August 7, 2024).

4.10	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on August 7, 2024).
4.11*	Description of Securities.

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

10.4.1†
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

10.4.3†
Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.10.3 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.4.4†
Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.10.4 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.4.5†
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.10.5 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.5.1†
The Beneficient Company Group, L.P. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.11.1 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.5.2†
First Amendment to The Beneficient Company Group, L.P. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.11.2 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.5.3†
Form of Restricted Equity Unit under The Beneficient Company Group, L.P. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.11.3 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.6.1†
The Beneficient Management Partners, L.P. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.12.1 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.6.2†
First Amendment to The Beneficient Management Partners, L.P. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.12.2 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.6.3†
Second Amendment to The Beneficient Management Partners, L.P. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.9.3 to Beneficient’s Form 10-K (File No. 001-41715) filed with the Securities and Exchange Commission on July 13, 2023).

10.6.4†
Third Amendment to The Beneficient Management Partners, L.P. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

10.7.1
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

10.7.2
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

10.7.3
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

10.7.4
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

10.8.1
Commercial Loan Agreement with GWG Life, LLC a Delaware limited liability company, dated August 10, 2018 (incorporated by reference to Exhibit 10.17.1 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.8.2
Amendment No. 1 to Commercial Loan Agreement with GWG Holdings, Inc., a Delaware corporation dated December 27, 2018 (incorporated by reference to Exhibit 10.17.2 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.9
Participating Option Agreement with GWG Holdings, Inc., a Delaware corporation, dated December 27, 2018 (incorporated by reference to Exhibit 10.18 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.10
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

10.11.3
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

10.12.1
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

10.12.2
Consent No. 1 to Second Amended and Restated Credit Agreement, dated as of January 20, 2021 and effective as of September 30, 2020 (incorporated by reference to Exhibit 10.21.2 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.12.3
Amendment No. 1 to the Second Amended and Restated Credit Agreement dated March 10, 2021(incorporated by reference to Exhibit 10.21.3 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.12.4
Amendment No. 2 to Loan Documents, dated as of June 28, 2021 (incorporated by reference to Exhibit 10.21.4 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.12.5
Consent and Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of November 3, 2021 and effective as of July 15, 2021 (incorporated by reference to Exhibit 10.21.5 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.12.6
Consent No. 2 to Second Amended and Restated Credit Agreement, dated as of March 24, 2022 (incorporated by reference to Exhibit 10.21.6 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.12.7
Consent and Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of March 24, 2022 (incorporated by reference to Exhibit 10.21.7 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.12.8
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

10.12.9
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

10.12.10
Joinder Agreement, dated as of August 13, 2020 to the Security and Pledge Agreement (DST) by certain Delaware statutory trusts (incorporated by reference to Exhibit 10.21.10 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.12.11
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

10.12.12
Joinder Agreement, dated as of August 13, 2020 to the Guaranty by certain Delaware statutory trusts (incorporated by reference to Exhibit 10.21.12 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.12.13
Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of February 15, 2023 (incorporated by reference to Exhibit 10.21.14 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.12.14
Consent and Amendment No. 6 to Second Amended and Restated Credit Agreement, dated as of June 5, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

10.13.1
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

10.13.2
Consent No. 1 to Second Amended and Restated Second Lien Credit Agreement, dated as of January 20, 2021 and effective as of September 30, 2020 (incorporated by reference to Exhibit 10.22.2 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.13.3
Amendment No. 1 to the Second Amended and Restated Second Lien Credit Agreement dated March 10, 2021(incorporated by reference to Exhibit 10.22.3 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.13.4
Amendment No. 2 to Second Lien Loan Documents, dated as of June 28, 2021(incorporated by reference to Exhibit 10.22.4 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.13.5
Consent and Amendment No. 3 to Second Amended and Restated Second Lien Credit Agreement, dated as of November 3, 2021 and effective as of July 15, 2021 (incorporated by reference to Exhibit 10.22.5 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.13.6
Consent No. 2 to Second Amended and Restated Second Lien Credit Agreement, dated as March 24, 2022 (incorporated by reference to Exhibit 10.22.6 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.13.7
Consent and Amendment No. 4 to Second Amended and Restated Second Lien Credit Agreement, dated as of March 24, 2022 (incorporated by reference to Exhibit 10.16.7 to Beneficient’s Form 10-K (File No. 001-41715) filed with the Securities and Exchange Commission on July 13, 2023).

10.13.8
Amendment No. 5 to Second Amended and Restated Second Lien Credit Agreement, dated as of February 15, 2023 (incorporated by reference to Exhibit 10.21.13 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.13.9
Consent and Amendment No. 6 to Second Amended and Restated Second Lien Credit Agreement, dated as of June 5, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

10.13.10
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

10.13.11
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

10.13.12
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

10.13.13
Joinder Agreement, dated as of August 13, 2020 to the Guaranty by certain Delaware statutory trusts (incorporated by reference to Exhibit 10.22.11 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.13.14
Amendment No. 7 to Second Amended and Restated Credit Agreement, dated as of July 12, 2023, among Beneficient Company Holdings, L.P. as the Borrower and HCLP Nominees, L.L.C. as the Lender (incorporated by reference to Exhibit 10.16.14 to Beneficient’s Form 10-K (File No. 001-41715) filed with the Securities and Exchange Commission on July 13, 2023).

10.13.15
Amendment No. 7 to Second Amended and Restated Second Lien Credit Agreement, dated as of July 12, 2023, among Beneficient Company Holdings, L.P. as the Borrower and HCLP Nominees, L.L.C. as the Lender (incorporated by reference to Exhibit 10.16.15 to Beneficient’s Form 10-K (File No. 001-41715) filed with the Securities and Exchange Commission on July 13, 2023).

10.13.16
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

10.13.17
Letter Agreement regarding Second Amended and Restated First Lien Credit Agreement and Second Amended and Restated Second Lien Credit Agreement, dated January 31, 2025, among Beneficient, Beneficient Company Holdings, L.P., and HCLP Nominees, L.L.C. (incorporated by reference to Exhibit 10.5.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-41715) filed with the Securities and Exchange Commission on February 14, 2025).

10.13.18*
Letter Agreement regarding Second Amended and Restated First Lien Credit Agreement and Second Amended and Restated Second Lien Credit Agreement, dated March 20, 2025, among Beneficient, Beneficient Company Holdings, L.P., and HCLP Nominees, L.L.C.

10.14
Security and Pledge Agreement (DST), dated as of August 13, 2020, by and among certain Delaware statutory trusts, Beneficient Company Holdings, L.P. and HCLP Nominees, L.L.C. (incorporated by reference to Exhibit 10.23 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.15.1†
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

10.15.2†
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

10.16†
Employment Agreement, by and between The Beneficient Company Group (USA), L.L.C. and James G. Silk, dated December 31, 2019 (incorporated by reference to Exhibit 10.26 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.17.1†
Director Agreement, by and between Beneficient Management, L.L.C. and James G. Silk, dated December 31, 2019 (incorporated by reference to Exhibit 10.27.1 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.17.2†
Director Agreement, by and between Beneficient Management, L.L.C. and Derek Fletcher, dated November 29, 2021 (incorporated by reference to Exhibit 10.27.2 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.17.3†
Director Agreement, by and between Beneficient Management, L.L.C. and Richard W. Fisher, Dated September 17, 2017 (incorporated by reference to Exhibit 10.27.3 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.17.4†
Director Agreement, by and between Beneficient Management, L.L.C. and Emily B. Hill, Dated March 31, 2022 (incorporated by reference to Exhibit 10.27.4 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.17.5†
Director Agreement, by and between Beneficient Management, L.L.C. and Thomas O. Hicks, Dated September 13, 2017 (incorporated by reference to Exhibit 10.27.5 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.17.6†
Director Agreement, by and between Beneficient Management, L.L.C. and Bruce W. Schnitzer, Dated September 18, 2017 (incorporated by reference to Exhibit 10.27.6 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.18
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

10.19
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.20.1
Conversion and Exchange Agreement, dated June 6, 2023, by and between Bruce W. Schnitzer, Beneficient Company Holding, L.P., and The Beneficient Company Group, L. P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

10.20.2
Conversion and Exchange Agreement, dated June 6, 2023, by and between Richard W. Fisher, Beneficient Company Holding, L.P., and The Beneficient Company Group, L. P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

10.20.3
Conversion and Exchange Agreement, dated June 6, 2023, by and between Beneficient Holdings Inc., Beneficient Company Holding, L.P., and The Beneficient Company Group, L. P. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

10.20.4
Conversion and Exchange Agreement, dated June 6, 2023, by and between Hicks Holdings Operating, LLC, Beneficient Company Holding, L.P., and The Beneficient Company Group, L. P. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

10.21
Consulting Agreement, dated June 7, 2023, by and between Beneficient and Bruce W. Schnitzer (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

10.22
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

10.24.1
Settlement and Release Agreement, dated June 7, 2023, by and among Beneficient, Avalon Acquisition Inc. and Maxim Partners LLC (incorporated by reference to Exhibit 10.28 to Beneficient’s Form 10-K (File No. 001-41715) filed with the Securities and Exchange Commission on July 13, 2023).

10.24.2
First Amendment to the Settlement and Release Agreement, dated May 9, 2024, by and between Beneficient and Maxim Partners LLC (incorporated by reference to Exhibit 10.18.2 to the Company’s Annual Report on Form 10-K (File No. 001-41715) filed with the Securities and Exchange Commission on July 9, 2024).

10.25
Standby Equity Purchase Agreement dated as of June 27, 2023 among Beneficient and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 28, 2023.

10.26.1
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

10.26.2
Amendment No. 1 and Waiver No. 1 to Credit and Guaranty Agreement and Each Other Loan Document, dated August 16, 2024, by and among Beneficient Financing, L.L.C., as borrower, Beneficient Company Holdings, L.P., as guarantor, and HH-BDH LLC, as the administrative agent party thereto and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41715).

10.27
Letter Agreement, dated October 19, 2023, by and among Beneficient Company Group, L.L.C., Beneficient Company Holdings, L.P. and Hicks Holdings Operating LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on October 20, 2023).

10.28.1
Form of Alternative Asset Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on March 6, 2024).

10.28.2
Form of Certificate of Designation of Series B Resettable Convertible Preferred Stock (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on March 6, 2024).

10.29.1#
Securities Purchase Agreement, by and between Beneficient and YA II PN, Ltd., dated August 6, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on August 7, 2024).

10.29.2
Global Guaranty Agreement, by and among the subsidiaries of Beneficient set forth on the signature pages thereto, dated August 6, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on August 7, 2024).

10.30.1#
Stock Purchase Agreement, dated December 4, 2024, by and among Beneficient, Beneficient Capital Company Holdings, L.P., Mercantile Global Holdings, Inc., and Mercantile Bank International Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on December 5, 2024).

10.30.2#
Security and Guarantee Release Agreement, dated December 4, 2024, by and among Mercantile Global Holdings, Inc., Mercantile Bank International Corp., Galaxy Digital Ventures LLC, and Beneficient (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on December 5, 2024).

10.30.3#
Transition Services Agreement, dated December 4, 2024, by and among Beneficient, Beneficient Capital Company Holdings, L.P., Mercantile Global Holdings, Inc., and Mercantile Bank International Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on December 5, 2024).

10.31.1
Master Agreement, dated December 22, 2024, by and among Beneficent, Beneficient Company Holdings, L.P., Beneficient Company Group, L.L.C., Beneficient Management Partners, L.P., and Beneficient Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on December 23, 2024).

10.31.2
Form of Subscription Agreement, by and among Beneficent, Beneficient Company Holdings, L.P., Beneficient Company Group, L.L.C., Beneficient Management Partners, L.P., Hatteras Master Fund, L.P. and certain other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on March 10, 2025).

10.32*	Services Agreement, dated August l , 2017, by and among The Beneficient Company Group (USA), L.L.C. and Beneficient Holdings, Inc.

10.33†
Employment Agreement, dated July 20, 2025, by and between Beneficient and James G. Silk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on July 21, 2025).

19
Beneficient Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K (File No. 001-41715) filed with the Securities and Exchange Commission on July 9, 2024).

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
97
Beneficient Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K (File No. 001-41715) filed with the Securities and Exchange Commission on July 9, 2024).

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

BENEFICIENT

Date: September 29, 2025	By:	/s/ James G. Silk
Interim Chief Executive Officer (Principal Executive Officer)

Date: September 29, 2025	By:	/s/ Gregory W. Ezell
Chief Financial Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Silk	Interim Chief Executive Officer	September 29, 2025
James G. Silk	(Principal Executive Officer)

/s/ Gregory W. Ezell	Chief Financial Officer	September 29, 2025
Gregory W. Ezell	(Principal Accounting Officer)

/s/ Peter T. Cangany, Jr.	Director	September 29, 2025
Peter T. Cangany, Jr.

/s/ Patrick Donegan	Director	September 29, 2025
Patrick Donegan

/s/ Derek L. Fletcher	Chief Fiduciary Officer and Director	September 29, 2025
Derek L. Fletcher

/s/ Thomas O. Hicks	Director	September 29, 2025
Thomas O. Hicks

/s/ Bruce W. Schnitzer	Director	September 29, 2025
Bruce W. Schnitzer

/s/ Karen J. Wendel	Director	September 29, 2025
Karen J. Wendel