Form 10-Q
period 2025-06-30
Beneficient
filed 2025-10-20
CIK 1775734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 13, 2025, Beneficient had 9,464,248 shares of Class A common stock outstanding and 239,256 shares of Class B common stock outstanding.

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
•we identified a material weakness in our internal control over financial reporting and our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2025. While we have implemented remedial actions and concluded the material weakness has been remediated as June 30, 2025, if we fail to maintain effective disclosure controls and procedures and internal control over financial reporting, it could result in a material misstatement in our financial statements or a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our Class A common stock;
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
i

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
•our current inability to raise sufficient capital, recurring losses from operations, negative cash flows from operations, existing events of defaults on our related party debts, delays in executing our business plans and the results from the recent confirmation by the Texas Court of Appeals confirming a previous equity arbitration award raises substantial doubt regarding our ability to continue as a going concern. If we are unable to obtain sufficient additional funding, do not have access to capital or are not successful in negotiating a settlement with the equity arbitration claimant or otherwise reducing the potential current cash requirements associated with the arbitration, we may be required to terminate or significantly curtail our operations;
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
•the Company may engage in transactions that represent a conflict of interest, with the review of such transactions subject to the Nevada statutory business judgment rule; and
•other risks, uncertainties and factors set forth in the “Risk Factors” section in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on September 29, 2025 (“Annual Report”) and in the “Management’s Discussion and Analysis” and “Risk Factors” sections of this Quarterly Report on Form 10-Q, as well as those described from time to time in our future reports filed with the SEC.
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

BENEFICIENT
Form 10-Q
For the Quarter Ended June 30, 2025

PART I. FINANCIAL INFORMATION
Item 1 — Financial Statements
BENEFICIENT
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2025	March 31, 2025
(Dollars and shares in thousands)	(unaudited)
ASSETS
Cash and cash equivalents	$7,612	$1,346
Investments, at fair value:
Investments held by Customer ExAlt Trusts (related party of $4 and $5)	263,769	291,371
Other assets, net (related party of $439 and $404)	50,111	49,144
Intangible assets	3,100	3,100
Goodwill	9,914	9,914
Total assets	$334,506	$354,875
LIABILITIES, TEMPORARY EQUITY, AND EQUITY (DEFICIT)
Accounts payable and accrued expenses (related party of $15,343 and $14,733)	$228,884	$156,770
Other liabilities (related party of $22,028 and $19,360)	26,903	24,381
Warrants liability	197	227
Debt due to related parties	108,393	117,896
Total liabilities	364,377	299,274
Redeemable noncontrolling interests
Preferred Series A Subclass 0 Redeemable Unit Accounts, nonunitized	90,526	90,526
Total temporary equity	90,526	90,526
Shareholder’s equity (deficit):
Preferred stock, par value $0.001 per share, 250,000 shares authorized
Series A preferred stock, 0 and 0 shares issued and outstanding as of June 30, 2025 and March 31, 2025	—	—
Series B preferred stock, 1,543 and 363 shares issued and outstanding as of June 30, 2025 and March 31, 2025, respectively	2	—
Class A common stock, par value $0.001 per share, 5,000,000 and 5,000,000 shares authorized as of June 30, 2025 and March 31, 2025, respectively, 9,425 and 8,483 shares issued as of June 30, 2025 and March 31, 2025, respectively, and 9,416 and 8,474 shares outstanding as of June 30, 2025 and March 31, 2025, respectively	9	8
Class B convertible common stock, par value $0.001 per share, 250 shares authorized, 239 and 239 shares issued and outstanding as of June 30, 2025 and March 31, 2025, respectively	—	—
Additional paid-in capital	1,856,723	1,844,489
Accumulated deficit	(2,073,128)	(2,008,052)
Treasury stock, at cost (9 shares as of June 30, 2025 and March 31, 2025)	(3,444)	(3,444)
Accumulated other comprehensive income (loss)	(2)	(2)
Noncontrolling interests	99,443	132,076
Total equity (deficit)	(120,397)	(34,925)
Total liabilities, temporary equity, and equity (deficit)	$334,506	$354,875
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,
(Dollars in thousands, except per share amounts)	2025	2024
Revenues
Investment income (loss), net	$(12,776)	$11,028
Gain (loss) on financial instruments, net (related party of $(1) and $(365))	(45)	(1,183)
Interest and dividend income	10	12
Trust services and administration revenues (related party of $8 and $8)	188	189
Total revenues	(12,623)	10,046

Operating expenses
Employee compensation and benefits	3,331	3,850
Interest expense (related party of $3,317 and $3,054)	3,415	4,288
Professional services	7,957	5,544
Provision for credit losses	—	524
Loss on impairment of goodwill	—	3,394
Accrual (release) of loss contingency related to arbitration award	62,831	(54,973)
Other expenses (related party of $628 and $694)	2,491	3,081
Total operating expenses	80,025	(34,292)
Net income (loss) before income taxes	(92,648)	44,338
Income tax expense	—	28
Net income (loss)	(92,648)	44,310
Plus: Net loss attributable to noncontrolling interests - Customer ExAlt Trusts	16,212	526
Plus: Net loss attributable to noncontrolling interests - Ben	15,984	7,187
Less: Noncontrolling interest guaranteed payment	(4,624)	(4,356)
Net income (loss) attributable to Beneficient common shareholders	$(65,076)	$47,667
Other comprehensive income (loss):
Unrealized (loss) gain on investments in available-for-sale debt securities	—	(21)
Total comprehensive income (loss)	(65,076)	47,646
Less: Comprehensive (loss) gain attributable to noncontrolling interests	—	(21)
Total comprehensive income (loss) attributable to Beneficient	$(65,076)	$47,667

Net income (loss) per common share
Class A - basic	$(7.19)	$12.11
Class B - basic	$(7.19)	$12.11
Net income (loss) per common share
Class A - diluted	$(7.19)	$0.17
Class B - diluted	$(7.19)	$0.17
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(UNAUDITED)
For the three months ended June 30, 2025 and 2024:

	Series A preferred stock		Series B preferred stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 10)	Total equity	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2025	—	$—	363	$—	8,483	$8	239	$—	$1,844,489	$(2,008,052)	$—	$(3,444)	$(2)	$132,076	$(34,925)	$90,526
Net income (loss)	—	—	—	—	—	—	—	—	—	(65,076)	—	—	—	(29,239)	(94,315)	1,667
Reclass of distributions payable to noncontrolling interest holder	—	—	—	—	—	—	—	—	—	—	—	—	—	(921)	(921)	—
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	461	—	—	—	—	—	461	—
Issuance of shares in connection with standby equity purchase agreement	—	—	—	—	942	1	—	—	270	—	—	—	—	—	271	—
Preferred A-0 Unit Accounts guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,957)	(2,957)	(1,667)
Miscellaneous adjustment to previously allocated FLP Subclass 3 income	—	—	—	—	—	—	—	—	—	—	—	—	—	189	189	—
Issuance of equity in connection with recent financings	—	—	1,180	2	—	—	—	—	11,503	—	—	—	—	295	11,800	—
Balance, June 30, 2025	—	$—	1,543	$2	9,425	$9	239	$—	$1,856,723	$(2,073,128)	$—	$(3,444)	$(2)	$99,443	$(120,397)	$90,526

	Series A preferred stock		Series B preferred stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 10)	Total equity	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2024	—	$—	227	$—	3,348	$3	239	$—	$1,848,068	$(2,059,214)	$(20,038)	$(3,444)	$276	$42,231	$(192,118)	$251,052
Net income (loss)	—	—	—	—	—	—	—	—	—	47,667	—	—	—	(7,713)	39,954	4,356
Reclass of distributions payable to noncontrolling interest holder	—	—	—	—	—	—	—	—	—	—	—	—	—	(225)	(225)	—
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	994	—	—	—	—	—	994	—
Issuance of shares in connection with standby equity purchase agreement	—	—	—	—	449	1	—	—	2,554	—	—	—	—	—	2,555	—
Issuance of common shares to settle liability	—	—	—	—	129	—	—	—	914	—	—	—	—	—	914	—
Equity issuance costs reclassed to APIC	—	—	—	—	—	—	—	—	(343)	—	—	—	—	—	(343)	—
Unrealized gain (loss) on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	(21)	—	(21)	—
Preferred A-0 Unit Accounts guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,356)
Rounding adjustment in connection with reverse stock split	—	—	—	—	80	—	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2024	—	$—	227	$—	4,006	$4	239	$—	$1,852,187	$(2,011,547)	$(20,038)	$(3,444)	$255	$34,293	$(148,290)	$251,052
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$(92,648)	$44,310
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	242	414
Net amortization of debt premium and discount (related party of $92 and $38)	92	38
Loss on impairment of goodwill	—	3,394
Loss on financial instruments, net (related party of $(1) and $(365))	45	1,183
Investment income (loss), net	12,776	(11,028)
Non cash interest expense (related party of $2,697 and $2,263)	2,764	3,315
Non cash interest income	(139)	(12)
Non cash share-based compensation	461	994
Provision for credit losses	—	524
Accrual (release) of loss contingency related to arbitration award	62,831	(54,973)
Changes in assets and liabilities:
Changes in other assets	1,101	1,851
Changes in accounts payable and accrued expenses	1,639	(565)
Changes in other liabilities and deferred revenue	—	(92)
Net cash used in operating activities	(10,836)	(10,647)
Cash flows from investing activities:
Return of investments in alternative assets held by Customer ExAlt Trusts	3,711	7,248
Proceeds from disposition of alternative assets held by Customer ExAlt Trusts	24,059	—
Purchase of investments in alternative assets held by Customer ExAlt Trusts	(1,219)	(192)
Purchase of premises and equipment	(96)	(664)
Net cash provided by investing activities	26,455	6,392
Cash flows from financing activities:
Proceeds from related party debt financings	850	—
Payments on related party debt financings	(10,474)	—
Proceeds received from issuance of Class A common under equity purchase agreement	271	2,555
Payment of deferred financing costs for equity	—	(1,564)
Net cash (used in) provided by financing activities	(9,353)	991
Net increase (decrease) in cash and cash equivalents	6,266	(3,264)
Cash and cash equivalents at beginning of period	1,346	7,977
Cash and cash equivalents at end of period	$7,612	$4,713
Refer to Note 18 for supplemental cash flow disclosures.

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
BCH is a Delaware limited partnership formed on July 1, 2010. BCH is primarily a holding company that directly or indirectly receives all active and passive income of the Company and allocates that income among the partnership interests issued by BCH. As of June 30, 2025, BCH has issued and outstanding general partnership Subclass 1 Class A Units (“BCH Class A Units”), Class S Ordinary Units of BCH (the “BCH Class S Ordinary Units”), Class S Preferred Units of BCH (the “BCH Class S Preferred Units”), FLP Unit Accounts (Subclass 1, Subclass 2, and Subclass 3), Preferred Series A Subclass 0 Unit Accounts (“BCH Preferred A-0”), and Preferred Series A Subclass 1 Unit Accounts (“BCH Preferred A-1”).
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
Ben’s primary operations, which commenced on September 1, 2017, relate to its liquidity and trust administration products and services. Ben offers or plans to offer its products and services through its operating subsidiaries, which include: (i) Ben AltAccess, L.L.C., a Delaware limited liability company (“Ben AltAccess”), which offers an online platform designed to provide a digital experience for Customers seeking liquidity, custody, trust and data services for their alternative assets, (ii) Ben Liquidity, L.L.C., a Delaware limited liability company, and its subsidiaries (collectively, “Ben Liquidity”), which offers liquidity products, (iii) Ben Custody, L.L.C., a Delaware limited liability company, and its subsidiaries (collectively, “Ben Custody”), which provides services for private fund, trustee, and trust administration, (iv) Ben Data, L.L.C., a Delaware limited liability company (“Ben Data”), which provides data analytics and evaluation services, (v) Ben Markets L.L.C., including its subsidiaries (“Ben Markets”), provides broker-dealer services and transfer agency services in connection with offering Ben’s products and services, and (vi) Ben Insurance, L.L.C., including its subsidiaries (“Ben Insurance Services”), which intends to offer insurance products and services covering risks attendant to owning, managing and transferring alternative assets when, and if, an applicable insurance charter is obtained. Ben serves as trustee of certain of the Customer ExAlt Trusts, which operate for the benefit of the Charities (defined below) and Economic Growth Zones (defined below).
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
Ben’s existing and planned products and services are designed to be delivered digitally and provide liquidity, trust and custody solutions, data analytics and news, support the tax and estate planning objectives of its Customers, facilitate asset diversification and provide administrative management and reporting solutions tailored to the goals of investors of alternative investments. While Ben’s financial products and services are presently offered through Ben Liquidity and Ben Custody, Ben plans to expand its capabilities under Ben Custody and provide additional products and services through Ben Insurance Services and Ben Markets in the future. Ben Insurance Services, through two subsidiaries, PEN Indemnity Insurance Company, Ltd. (“PEN”), which has been chartered as a Bermuda based insurance company, and Beneficient Insurance Company, L.L.C. (“BIC”), an entity through which the Company intends to apply to become a Kansas captive property and casualty insurer, plans to offer to affiliated Customer ExAlt Trusts certain customized insurance products and services covering risks relating to owning, managing and transferring alternative assets. Our prior application for an insurance charter with the Commissioner of Insurance of the State of Kansas was voluntarily withdrawn on August 8, 2025, but we intend to resubmit the application in the future. Ben Markets, through one of its subsidiaries, Ben Markets Management Holdings, L.P., received regulatory approval to acquire, and subsequently acquired, a captive registered broker-dealer, Beneficient Securities Company, L.P., an entity that will conduct its activities attendant to offering a suite of products and services from the Ben family of companies. Ben Markets, through another of its subsidiaries, Beneficient Transfer & Clearing Company, L.L.C., also received regulatory approval from the SEC on June 24, 2022 to operate as a registered transfer agent with respect to its securities, and intends to provide various services for customers transacting with Ben, including the Customer ExAlt Trusts.

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
Liquidity and Going Concern
The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2025, we had unrestricted cash and cash equivalents of $7.6 million. Besides the unrestricted cash and cash equivalents, the Company’s principal sources of liquidity available to meet its contractual obligations are proceeds on ExAlt Loan payments and fee income derived from distributions, including sales proceeds from dispositions, on investments held by the Customer ExAlt Trusts and potential access to capital under the Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), however, our ability to access the cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio is limited by the terms of the ExAlt Loans from Ben Liquidity to the Customer ExAlt Trusts and our ability to access proceeds from SEPA is subject to market conditions, such as trading volume, price of our Class A Common Stock and other factors beyond our control. We have historically generated net losses and, in aggregate, these net losses have resulted in an accumulated deficit of $2.1 billion as of June 30, 2025. As of September 30, 2025, we had unrestricted cash and cash equivalents of approximately $4.9 million.
Our contractual obligations over the next 12 months include scheduled maturities of outstanding related party borrowings of approximately $12.4 million as of June 30, 2025 related to the HH-BDH Credit Agreement. As discussed in Note 19, subsequent to June 30, 2025, we have paid down the $12.4 million of outstanding borrowing under the HH-BDH Credit Agreement to approximately $7.8 million as of October 13, 2025, primarily with proceeds from the monetization of certain of the investments held by the Customer ExAlt Trusts. As discussed in Note 8, on July 30, 2025, we were notified of events of default under the HCLP Loan Agreement. The HCLP Loan purportedly matured on April 14, 2025, at which time the related party debt and accrued interest became due and payable immediately (approximately $94.5 million (including an unamortized premium thereon) of debt outstanding and unpaid interest of $21.2 million as of June 30, 2025). The Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan in light of credible evidence that Mr. Heppner, our former CEO, participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items. Our obligations including principal and accrued interest under these related party debt instruments as of September 30, 2025 exceeded $127 million. Finally, as discussed in Note 17, on October 10, 2025, the Texas Fifth Court of Appeals reversed the judgment of the Texas District Court and confirmed a previous equity arbitration award that as of June 30, 2025 amounted to $62.8 million in compensatory damages, which includes interest and fees. Interest continues to accrue each quarter at 10.5% until settled.
All of these conditions raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance.
We expect the Company will require additional capital to satisfy our obligations and fund our operations for the next twelve months, which will likely be achieved through the issuance of additional debt or equity, including through the SEPA, and the monetization of certain of the investments held by the Customer ExAlt Trusts. We continue to evaluate our available options with respect to the arbitration award, which may include appealing to the Texas Supreme Court or working with the claimant in the arbitration on settlement terms that could reduce the potential near term cash obligations associated with the arbitration. Also, we intend to potentially refinance some or all of our existing borrowings with either our current lenders or other lenders, and continue to seek opportunities to reduce corporate overhead; however, we cannot conclude these are probable of being implemented or, if probable of being implemented, being in sufficient enough amounts to satisfy our contractual amounts as they presently exist that are coming due over the next 12 months as of the date of the filing of these financial statements with the SEC.
On June 27, 2023, we entered into a SEPA, whereby we have the right, but not the obligation, to sell to Yorkville up to $250.0 million of shares of the Company’s common stock. On June 20, 2024, the Company obtained stockholder approval pursuant to Nasdaq Listing Rule 5635(d) for the issuance of shares of Class A common stock to Yorkville in excess of the Exchange Cap. As a result, the Company could issue up to an aggregate of approximately $246.1 million worth of shares of Class A common stock following registration with the SEC, which occurred on November 12, 2024. As of June 30, 2025, approximately $240.7 million worth of shares of Class A common stock remains available under the terms of the SEPA. However, the decision regarding future sale of shares, including those under the SEPA, is subject to market conditions, such as trading volume, price of our Class A common stock and other factors beyond our control.
As more fully described in Note 8, on October 19, 2023, we entered into a three-year $25.0 million term loan with HH-BDH LLC, which was fully drawn upon closing and, the proceeds of which were used to repay certain outstanding obligations, fund development of our products, and provide additional working capital. On August 16, 2024, we entered into an amendment to the term loan with HH-BDH to add an additional term loan of $1.7 million, which was used to provide working capital. During the three months ended June 30, 2025, we agreed to an advance, as part of a currently ongoing negotiation to enter into an amendment to the term loan with HH-BDH, to add an additional term loan of $850 thousand, which was used to provide working capital. The HH-BDH Credit Agreement contains certain financial maintenance covenants, including a debt service coverage ratio. The Company has at times in late fiscal year 2025 and in subsequent periods been in default on certain of the required payment obligations, financial covenants, and information reporting requirements of the HH-BDH Credit Agreement. The Company is actively working with the lender on waivers related to these defaults along with the amendment to the HH-BDH Credit Agreement. Such negotiations remain in process as of the date of filing of these financial statements. The events of default under the HCLP Loan Agreement described above triggered a cross default provision in the HH-BDH Credit Agreement. The Company timely notified HH-BDH of the cross default and, as of the date of these financial statements, HH-BDH has not notified the Company that it intends to declare an event of default as its relates to the cross default provision of the HH-BDH Credit Agreement.
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
Significant accounting policies are detailed in Note 2 to the consolidated financial statements included in the Company’s Annual Report. Other than described below, there are no new or revised significant accounting policies as of June 30, 2025.
Accounting Standards Recently Adopted
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
ASU 2023-09, Income Taxes, (Topic 740) was issued in December 2023, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates as well as additional disaggregation of taxes paid. The amendments in ASU 2023-09 also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. ASU 2023-09 may be applied prospectively or retrospectively and early adoption is permitted. We will adopt ASU 2023-09 for our financial statements covering the annual period ending March 31, 2026 and for interim periods beginning with the first quarter of our fiscal year ending March 31, 2027. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.
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
Instead, the interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts, which are eliminated in the presentation of our consolidated financial statements, directly impact the net income (loss) attributable to Ben’s and BCH’s equity holders. Our Ben Liquidity and Ben Custody business segments, which relate to our current operating subsidiaries, are owned by the Company’s equity holders (including those of BCH), and recognize revenue through (i) interest income on ExAlt Loans made to the Customer ExAlt Trusts in connection with our liquidity transactions for Customers with interest rates between 5.0% and 14.0% per annum charged against the outstanding principal balance of the ExAlt Loan, (ii) fee income billed at closing, but recognized as revenue ratably over the expected life of the alternative asset, for each liquidity transaction with Customers for services including access to and use of the AltAccess Platform, transfer of the alternative assets, and delivery of the consideration to the client, with fee rates between 1.0% and 7.0% of the sum of the NAV and remaining unfunded commitment of the transacted alternative asset, and (iii) recurring fee income recognized each period for providing services including trustee, custody, and trust administration of the Customer ExAlt Trusts while they hold investments, with fee rates generally at 2.8% per annum of the sum of the NAV and remaining unfunded commitment of the alternative assets held. Ben Liquidity and Ben Custody revenue recognized for the three months ended June 30, 2025 and 2024 is as follows:
a.Ben Liquidity recognized $8.8 million and $10.8 million in interest income during the three months ended June 30, 2025 and 2024, respectively.
b.Ben Custody recognized $4.2 million and $5.4 million in trust services and administration revenues during the three months ended June 30, 2025 and 2024, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods.
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

(in thousands)	Three Months Ended June 30,
	2025	2024
Operating income (loss)*
Ben Liquidity	$(6,015)	$(514)
Ben Custody	3,128	1,287
Corporate & Other	(73,549)	44,091
Income tax expense (allocable to Ben and BCH equity holders)	—	(28)
Net loss attributable to noncontrolling interests - Ben	15,984	7,187
Noncontrolling interest guaranteed payment	(4,624)	(4,356)
Net income (loss) attributable to common shareholders	$(65,076)	$47,667
*Includes amounts eliminated in consolidation.
Significant Accounting Policies - Impacting Allocation of Net Income (Loss) to Beneficient’s Equity Holders
As described above, certain income and expenses involving transactions between Ben and the Customer ExAlt Trusts are eliminated for financial reporting purposes; however, the income or expenses are important to determine the net income (loss) allocable to Ben’s and BCH’s equity holders. Accounting policies related to the significant income and expense items eliminated in our consolidated financial statements but impacting the allocation of net income (loss) to Beneficient’s equity holders, are detailed in Note 3 to the consolidated financial statements included in the Company’s Annual Report. There are no new or revised significant accounting policies related to the significant income and expense items eliminated in our consolidated financial statements as of June 30, 2025 impacting allocation of net income (loss) to Ben’s and BCH’s equity holders.
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

As of both June 30, 2025 and March 31, 2025, there were 24,699,725 Warrants outstanding with a fair value of $0.2 million, included in the warrants liability line item on the consolidated statements of financial condition. During the three months ended June 30, 2025 and 2024, a nominal amount of gain (loss) was recognized in each period in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss).
5.    Investments, at Fair Value
Investments held by the Customer ExAlt Trusts are comprised of investments in alternative assets, public equity securities, debt securities, and other equity securities and interests (including those of a related party). The composition of investments recorded at fair value held by the Customer ExAlt Trusts is included in the table below (in thousands):

	June 30, 2025	March 31, 2025
Alternative assets	$231,586	$259,113
Public equity securities	3,995	4,065
Debt securities available-for-sale	1,687	1,687
Other equity securities and interests	26,501	26,506
Total investments, at fair value	$263,769	$291,371
Investments in Alternative Assets held by the Customer ExAlt Trusts
The investments in alternative assets are held, either through direct ownership or through beneficial interests, by certain of the Customer ExAlt Trusts and consist primarily of limited partnership interests in various alternative investments, including private equity funds. These alternative investments are valued using NAV as a practical expedient. Changes in the NAV of these investments are recorded in investment income (loss), net in our consolidated statements of comprehensive income (loss). The investments in alternative assets provide the economic value that ultimately collateralizes the ExAlt Loans that Ben Liquidity originates with the Customer ExAlt Trusts in liquidity transactions and any associated fees due from the Customer ExAlt Trusts. The decrease in investments in alternative assets since March 31, 2025 of $27.6 million was principally related to the disposition of or proposed disposition of certain limited partnership interests, distributions and downward adjustments of NAV as reported by the investment managers or general partners, partially offset by approximately $11.8 million of new originations
The NAV calculation reflects the most current report of NAV and other data received from firm/fund sponsors. If no such report has been received, Ben estimates NAV based upon the last NAV calculation reported by the investment manager and adjusts it for capital calls and distributions made in the intervening time frame. Ben also considers whether adjustments to the NAV are necessary, in certain circumstances, in which management is aware of specific material events, changes in market conditions, and other relevant factors that have affected the value of an investment during the period between the date of the most recent NAV calculation reported by the investment manager or sponsor and the measurement date. Public equity securities known to be owned within an alternative investment fund, based on the most recent information reported by the general partners, are marked to market using quoted market prices on the balance sheet reporting date.
When the sale of an investment in an alternative asset is deemed probable at an amount that differs from NAV, the investment in the alternative asset is recorded at its estimated fair value under FASB ASC 820, Fair Value Measurement.
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

Portfolio Information
Our portfolio of alternative asset investments, held by certain of the Customer ExAlt Trusts by asset class of each fund as of June 30, 2025 and March 31, 2025, is summarized below (in thousands):

	Alternative Investments Portfolio Summary
	June 30, 2025		March 31, 2025
Asset Class	Carrying Value	Unfunded Commitments	Carrying Value	Unfunded Commitments
Private Equity	$114,895	$33,047	$120,008	$34,252
Venture Capital	89,260	1,218	109,361	1,324
Natural Resources	12,201	2,604	12,691	2,663
Private Real Estate	6,978	1,910	6,454	2,777
Hedge Funds	3,572	—	3,931	245
Other(1)	4,680	376	6,668	383
Total	$231,586	$39,155	$259,113	$41,644
(1) “Other” includes earnouts, escrow, net other assets, and private debt strategies.
As of June 30, 2025, the Customer ExAlt Trusts collectively had exposure to 204 professionally managed alternative asset investment funds, comprised of 592 underlying investments, 91 percent of which are investments in private companies.
Public Equity Securities
Investment in public equity securities primarily represents ownership by certain of the Customer ExAlt Trusts in public companies. These investments are carried at fair value, which is determined using quoted market prices. Any realized gains and losses are recorded on a trade-date basis. Realized and unrealized gains and losses are recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). As of June 30, 2025 and March 31, 2025, the fair value of investments in public equity securities was $4.0 million and $4.1 million, respectively. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
Debt Securities Available-for-Sale
As of June 30, 2025 and March 31, 2025, investments in debt securities represent ownership in privately held debt securities. Investments in debt securities are classified and accounted for as available-for-sale, with unrealized gains and losses presented as a separate component of equity under the accumulated other comprehensive income (loss) line item.
The amortized cost, estimated fair value, and unrealized gains and losses on investments in debt securities classified as available-for-sale as of June 30, 2025 and March 31, 2025 are summarized as follows:

	June 30, 2025
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

The table below indicates the length of time individual debt securities have been in a continuous loss position as of June 30, 2025 and March 31, 2025:

	June 30, 2025		March 31, 2025
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other debt securities:
Less than twelve months	$—	$—	$—	$—
Twelve months or longer	1,687	998	1,687	998
Total available-for-sale debt securities with unrealized losses	$1,687	$998	$1,687	$998
The noncredit-related portion of the net unrealized losses was nil and nominal for the three months ended June 30, 2025 and 2024, respectively, and recognized as a component of accumulated other comprehensive income (loss).
During the three months ended June 30, 2025 and 2024, the Company determined there was nil and $0.5 million, respectively, credit-related loss on its investment in debt securities available-for-sale.
The following table is a rollforward of credit-related losses recognized in earnings for the periods presented below:

(Dollars in thousands)	Three Months Ended June 30,
	2025	2024
Balance, beginning of period	$32,288	$31,290
Credit-related losses not previously recognized	—	522
Balance, end of period	$32,288	$31,812
The contractual maturities of available-for-sale debt securities as of June 30, 2025 and March 31, 2025 are as follows:

	June 30, 2025		March 31, 2025
(Dollars in thousands)	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Due in one year or less	$1,687	$1,687	$1,687	$1,687
No fixed maturity	998	—	998	—
	$2,685	$1,687	$2,685	$1,687
Other Equity Securities and Interests
Ben and certain of the Customer ExAlt Trusts hold investments in equity securities of private companies measured based on quoted prices for similar assets in active markets, including those of the GWG Wind Down Trust (as defined herein). On August 1, 2023, GWG Holdings’ plan of reorganization was declared effective and our investments in its common stock and L Bonds (previously accounted for as public equity securities and available-for-sale debt securities, respectively) were then transferred to an investment in the GWG Holdings Wind Down Trust created as part of the approved plan of reorganization. The fair value of these equity interests was nominal as of both June 30, 2025 and March 31, 2025. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
Additionally, certain of the Customer ExAlt Trusts hold investments in equity securities that do not have a readily determinable fair value. These equity securities are measured, using the measurement alternative for equity investments that do not have readily determinable fair values, at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The value of these equity securities was $26.5 million and $26.5 million as of June 30, 2025 and March 31, 2025, respectively. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein, which reflects any upward or downward adjustments to these equity securities for the periods presented herein. There were no impairments to these equity securities during the three months ended June 30, 2025 and 2024.
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
As of June 30, 2025 and March 31, 2025, the fair value of these investments using the NAV per share practical expedient was $231.6 million and $259.1 million, respectively. During the three months ended June 30, 2025 and 2024, a loss of $12.8 million and a gain of $11.0 million, respectively, were recognized from changes in NAV, which are recorded within the investment income (loss), net, line item of our consolidated statements of comprehensive income (loss).
Financial instruments on a recurring basis
The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, on June 30, 2025 and March 31, 2025 are presented below.

	As of June 30, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Public equity securities	$3,995	$—	$—	$3,995
Other equity interests	—	4	—	4
Debt securities available-for-sale, other	—	—	1,687	1,687
Liabilities:
Warrants liability	170	27	—	197

	As of March 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Public equity securities	$4,065	$—	$—	$4,065
Other equity interests	—	5	—	5
Debt securities available-for-sale, other	—	—	1,687	1,687
Liabilities:
Warrants liability	180	47	—	227

A reconciliation of gain (loss) on financial instruments, net for each of the periods presented herein is included in the tables below (in thousands):

	Three Months Ended June 30,
	2025	2024
Public equity securities:
Other public equity securities	$(74)	$(757)
Warrants liability	30	(2)
Other equity securities and interests
Related party, fair value using quoted market prices of similar assets in active market	(1)	(365)
Other, without a readily determinable fair value	—	(59)
Gain (loss) on financial instruments, net	$(45)	$(1,183)
The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:
Investment in other equity securities and interests
As of June 30, 2025 and March 31, 2025, the fair value of these equity interests is calculated using quoted prices for similar instruments observed in the equity capital markets and is classified as a Level 2 investment in the fair value hierarchy.
Investment in debt securities available-for-sale
Other debt securities. The fair value of these debt securities is calculated using the market approach adjusted for the recoverability of the security. The following table provides quantitative information about the significant unobservable inputs used in the fair value measure of the Level 3 other debt securities (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range	Weighted Average
June 30, 2025	$1,687	Market Approach	Enterprise value-to-revenue multiple	0.2x - 18.9x	1.75x
March 31, 2025	$1,687	Market Approach	Enterprise value-to-revenue multiple	0.2x - 18.9x	1.75x
The following table reconciles the beginning and ending fair value of our Level 3 other debt securities:

(Dollars in thousands)	Three Months Ended June 30,
	2025	2024
Beginning balance	$1,687	$1,964
Gains (losses) recognized in accumulated other comprehensive income (loss)(1)	—	(21)
Ending balance	$1,687	$1,943
(1) Recorded in unrealized gain (loss) on available-for-sale debt securities.
Warrants liability
As part of the transactions with Yorkville related to the convertible debentures discussed in Note 7, the Company also issued warrants to purchase our Class A common stock. These warrants are liability classified and subject to periodic remeasurement. The fair value of these warrants issued to Yorkville are measured using the Black-Scholes option pricing model. The key inputs used in the valuation as of the end of the reporting period are: expected terms (in years) - 2.10 to 2.37; stock price - $0.30; exercise price: $2.63; expected volatility: 84.2%; expected dividend rate - 0.0%; and risk-free rate: 3.5%.
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

The value of these equity securities was $26.5 million and $26.5 million as of June 30, 2025 and March 31, 2025, respectively. Additionally, through June 30, 2025, one security has cumulative upward adjustments of $10.8 million based upon observable price changes, which was based on a then recent equity offering and stock to stock transactions. The cumulative upward adjustments occurred in fiscal year 2023. No significant adjustments were made during the three months ended June 30, 2025 and 2024.
Goodwill
During the first quarter of fiscal 2025, primarily as a result of a significant, sustained decline in our Class A common stock price and the Company’s related market capitalization, we concluded that it was more likely than not that the fair value of each of our reporting units with goodwill were below their respective carrying amounts, which resulted in us performing an interim impairment assessment. As a result, we wrote the carrying value of each reporting unit with goodwill down to its estimated fair value and recognized a non-cash goodwill impairment charge $3.4 million during the three months ended June 30, 2024, which is reflected in loss on impairment of goodwill in the consolidated statements of comprehensive income (loss). During the first quarter of fiscal 2026, we concluded that a triggering event had not occurred and thus, we were not required to perform an interim impairment assessment during this period. Through June 30, 2025, cumulative prior goodwill impairments totaled approximately $2.4 billion, with the vast majority of this goodwill impairment recognized in our 2024 fiscal year.
For the interim impairment assessment performed for the first quarter of fiscal 2025, the Company computed the fair value of each reporting unit by computing the overall enterprise value of the Company by valuing its various equity instruments, primarily based on the Class A common stock price per share. The overall enterprise value was allocated to each reporting unit using the discounted cash flow method to estimate the relative value of each reporting unit based on their future cash flows using a multi-year forecast, and a terminal value calculated using a long-term growth rate that was informed based on our industry, analyst reports of a public company peer set, current and expected future economic conditions and management expectations. The discount rate used to discount these future cash flows was determined using a capital asset pricing model based on the market value of equity of a public company peer set, adjusted for risk characteristics and expectations specific to the reporting unit, combined with an assessment of the cost of debt.
The discount rates used for each reporting unit ranged from 28.0% to 29.3% for the June 30, 2024 impairment assessment. The Company applied a terminal year long-term growth rate of 3.0% for each reporting unit during the interim impairment assessment. Remaining goodwill at June 30, 2025 relates to Ben Custody and Ben Markets.
The change in goodwill at each reporting unit was as follows:

	March 31, 2025	Impairment	June 30, 2025
Ben Liquidity	$—	$—	$—
Ben Custody	7,469	—	7,469
Ben Insurance	—	—	—
Ben Markets	2,445	—	2,445
Total Goodwill	$9,914	$—	$9,914
There were no other assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2025 and March 31, 2025.
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

The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value as of June 30, 2025 and March 31, 2025, were as noted in the table below:

	As of June 30, 2025
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$7,612	$7,612
Financial liabilities:
Debt due to related parties, net	2	108,393	132,648
Accounts payable and accrued expenses	1	228,884	228,884

	As of March 31, 2025
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$1,346	$1,346
Financial liabilities:
Debt due to related parties, net	2	117,896	143,260
Accounts payable and accrued expenses	1	156,770	156,770
7.    Debt
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
The Convertible Debentures do not bear interest, subject to a potential increase to 18.0% per annum (or the maximum amount permitted by applicable law) upon the occurrence of certain events of default. The Convertible Debentures matured on February 6, 2025 (the “Maturity Date”). The Convertible Debentures were fully repaid by the Maturity Date. The Convertible Debentures were convertible at the option of the holder into Class A common stock equal to the applicable Conversion Amount (as in the Convertible Debenture) divided by $3.018 (the “Conversion Price”). The maximum amount of shares issuable upon conversion of the Convertible Debentures is 1,325,382. No amount of the Convertible Debentures was converted into shares of the Company’s Class A common stock prior to the Convertible Debentures being fully repaid.
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

The Yorkville Warrants were required to be classified as a liability and are subject to periodic remeasurement. The fair value on each date of issuance, measured using the Black-Scholes option pricing model, was approximately $1.3 million for the Yorkville Warrants issued at the First Closing and approximately $0.5 million for the Yorkville Warrants issued at the Second Closing. The key inputs used in the valuation as of the initial valuation date for the First Closing were: expected terms (in years) - 3.0; stock price - $2.63; exercise price - $2.63 expected volatility - 130.2%; expected dividend rate - —%; and risk-free rate: 3.58%. The key inputs used in the valuation as of the initial valuation date for the Second Closing were: expected terms (in years) - 3.0; stock price - $1.29; exercise price - $2.63 expected volatility - 108.9%; expected dividend rate - —%; and risk-free rate - 4.02%.
As of both June 30, 2025 and March 31, 2025, there were 1,325,382 Yorkville Warrants outstanding with a nominal fair value, which is included in the warrants liability line item on the consolidated statements of financial condition. During the three months ended June 30, 2025, a nominal amount was recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). Refer to Note 6 for further information on the Yorkville Warrants.
8.    Debt Due to Related Parties
As of June 30, 2025 and March 31, 2025, the Company’s debt due to related parties consisted of the following:

(Dollars in thousands)	June 30, 2025	March 31, 2025
First Lien Credit Agreement	$21,260	$21,260
Second Lien Credit Agreement	72,983	72,983
Term Loan	12,376	22,000
Other borrowings	2,321	2,292
Unamortized debt discount, net	(547)	(639)
Total debt due to related parties	$108,393	$117,896
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
No payments of principal or interest have been made on the First Lien or Second Lien Credit Agreements since an interest payment made in March 2023. Accrued interest on the First Lien or Second Lien Credit Agreements of $21.2 million as of June 30, 2025 and $18.6 million as of March 31, 2025 is included in other liabilities in the consolidated statements of financial condition.
As part of the Seventh Amendments, Ben agreed to pay fees totaling approximately $0.1 million. During the three months ended June 30, 2025 and 2024, no deferred financing costs were paid to HCLP. As of June 30, 2025 and March 31, 2025, the unamortized premium related to the Second A&R Agreements was $0.2 million and $0.3 million, respectively.
In connection with the Second A&R Agreements, Beneficient Holdings, Inc. (“BHI”), which owns a majority of the BCH Class S Ordinary Units, BCH Preferred A-1, and FLP Subclass 1 Unit Accounts issued by BCH, will grant certain tax-related concessions to HCLP as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5.0% of BHI’s BCH Preferred A-1, which will be held by HCLP, may convert to BCH Preferred A-0. In addition, recipients of a grant of BCH Preferred A-1 from BHI will have the right to put an amount of BCH Preferred A-1 to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred A-1 from BHI. No such liability existed as of June 30, 2025 and March 31, 2025.
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

As a result of the Specified Events of Default, in accordance with Section 5(c)(i) of each certain security agreements executed in connection with Second A&R Agreements, the Notice provides that the pledgors pursuant to such security agreements are prohibited from selling, transferring, exchanging, disposing of, or granting any option with respect to the following collateral and any related proceeds as of July 29, 2025: (i) the equity interests in the underlying investment funds, in each case together with the certificates (or other agreements or instruments), if any, representing such equity interests, and all options and other rights, contractual or otherwise, with respect thereto; (ii) the loans and loan agreements made to the funding trusts; (iii) the acquisition documents; (iv) all other accounts, chattel paper, documents, general intangibles, instruments, investment property, money, deposit accounts, goods, commercial tort claims, letters of credit, letter of credit rights and supporting obligations; (v) all proceeds of the property described in the foregoing clauses (i), (ii), (iii) and (iv); and (v) all books and records (including computer software and other records) pertaining to any of the foregoing.
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
The Loans will mature on October 19, 2026, and all remaining outstanding principal amounts and accrued and unpaid interest thereon shall be due and payable on such date. As of June 30, 2025 and March 31, 2025, the unamortized discount related to the Term Loan was $0.8 million and $0.9 million, respectively.
During the three months ended June 30, 2025, we agreed to an advance, as part of a currently ongoing negotiation to enter into an amendment to the term loan with HH-BDH, to add an additional term loan of $850 thousand, which was used to provide working capital. Such negotiations remain in process as of the issuance date of these financial statements.
The Term Loan is secured in part by pledges of: (a) substantially all of the assets of the Borrower, (b) the Guarantor’s equity interests in the Borrower, (c) 97.5% of the equity interests held by The EP-00117 Custody Trust, a Delaware statutory trust known as the “Custody Trust,” in certain entities that hold interests in private investment funds, which, as of June 30, 2025 and March 31, 2025, represented approximately 31.5% and 41.9%, respectively, of all assets held by the Customer ExAlt Trusts and (d) certain deposit accounts.
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
Aggregate maturities of principal, considering the existing events of default as described above, on the debt due to related parties for the next five fiscal years ending March 31 are as follows:

(Dollars in thousands)	Debt Due to Related Parties
2026	$108,940
2027	—
2028	—
2029	—
2030	—
9.    Share-based Compensation
As of June 30, 2025 and March 31, 2025, the Company has outstanding share-based awards under the Beneficient Management Partners, L.P. (“BMP”) Equity Incentive Plan (the “BMP Equity Incentive Plan”), and the Beneficient 2023 Long Term Incentive Plan (the “2023 Incentive Plan”), as more fully described below.
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
BMP Equity Incentive Plan
The Board of Directors of Ben Management, Ben’s general partner prior to the Conversion, adopted the BMP Equity Incentive Plan in 2019. Under the BMP Equity Incentive Plan, certain directors and employees of Ben are eligible to receive equity units in BMP, an entity affiliated with the Board of Directors of Ben Management, in return for their services to Ben. The BMP equity units eligible to be awarded to employees is comprised of BMP’s Class A Units and/or BMP’s Class B Units (collectively, the “BMP Equity Units”). As of June 30, 2025, the Board has authorized the issuance of up to 119,000,000 units each of the BMP Equity Units. All awards are classified in equity upon issuance.
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
There were no BMP Equity Units granted during the three months ended June 30, 2025 and 2024.
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
During the third calendar quarter of 2020, 6,438 units were granted to a director subject to a performance condition. The originally granted units were increased at a rate of one-to-1.25 units, or by 1,610 units, upon public listing and effectiveness of the 2023 Incentive Plan. The performance condition was met upon public listing in June 2023 and expense for vested units was recognized in June of 2023 in the amount of $5.2 million. The recognition of the remaining compensation cost was recognized over the remaining vesting period. Total recognized compensation cost related to these awards for the three months ended June 30, 2024 was approximately $0.3 million. All compensation cost related to this award was recognized by September 30, 2024.
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
During fiscal 2025, the Company granted two directors (i) 100,000 stock options each with an exercise price of $1.23 and $0.82 per share of Class A common stock, which vest ratably over two years, and (ii) 138,212 and 207,317 RSUs, which vest ratably over one year. The stock options have a grant date fair value of $0.97 and $0.78, calculated using a Black Scholes option pricing model.
No grants of RSUs occurred during the three months ended June 30, 2025 under the 2023 Incentive Plan other than to certain employees as part of their commission compensation described below.
Commissions
Certain of our employees’ commission compensation is paid in the form of common stock. Such shares granted to employees are subject to service-based vesting conditions over a multi-year period from the recipient’s grant date. Awards granted through June 8, 2023 were also subject to a performance condition, which was met on June 8, 2023 when Ben became publicly listed.
The following table presents the components of share-based compensation expense, included in employee compensation and benefits, recognized in the consolidated statements of comprehensive income (loss) for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(dollars in thousands)	2025	2024
BMP equity units	$66	$113
Restricted stock units	373	832
Other	22	49
Total share-based compensation	$461	$994

Unrecognized share-based compensation expense totaled $2.1 million as of June 30, 2025, which we expect to recognize based on scheduled vesting of awards outstanding at June 30, 2025. The following table presents the share-based compensation expense expected to be recognized over the next five fiscal years ending March 31 for awards outstanding as of June 30, 2025:

(dollars in thousands)	BMP	RSU	Total
Nine months ending 2026	$84	$1,121	$1,205
2027	—	648	648
2028	—	272	272
2029	—	—	—
2030	—	—	—
Total	$84	$2,041	$2,125
10.    Equity
Below is a description of the outstanding classes of the equity of the Company, including quasi-equity amounts that are required to be reported as temporary equity between the liabilities and equity sections on the consolidated statements of financial condition. As of June 30, 2025, the 9th Amended and Restated LPA of BCH (“BCH LPA”), as amended, and the articles of incorporation and bylaws of Beneficient, govern the terms of these equity securities, as applicable. The Company’s governing documents authorize the issuance of additional classes of equity. All equity interests of BCH are limited partnership interests.
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
On September 29, 2023, a resale registration statement on Form S-1 was declared effective by the SEC, thereby permitting sales of Class A common stock to Yorkville under the SEPA. This resale registration statement on Form S-1 was terminated on September 27, 2024. A new resale registration statement on Form S-1, registering approximately 200.1 million shares for resale under the SEPA, was declared effective by the SEC on November 12, 2024. Under the SEPA, during the three months ended June 30, 2025 and 2024, the Company sold a total of 941,550 and 449,307 of Class A common shares, respectively, for a total of $0.3 million and $2.6 million in net proceeds, respectively.

Preferred Stock:
Under the terms of our articles of incorporation, our Board is authorized to issue up to 250 million shares of preferred stock in one or more series. As of June 30, 2025, 50 million shares of preferred stock are designated as shares of Series A preferred stock and approximately 5.6 million are designated as Series B preferred stock pursuant to a certificates of designation.
Series A Preferred Stock
As of June 30, 2025 and March 31, 2025, there were no shares of Series A preferred stock issued and outstanding, respectively.
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
Series B Preferred Stock:
The Series B preferred stock has various subclasses, however, the general rights, preferences, privileges and restrictions of these equity securities are described below. Each of the Series B preferred stock has a par value of $0.001 per share. Cumulatively through June 30, 2025 eight subclasses of Series B preferred stock have been issued and seven subclasses of Series B preferred stock remain outstanding. The most significant difference in the various subclasses of the Series B preferred stock pertains to the conversion rate and the mandatory conversion periods, both of which are described below. During the fiscal year ended 2025, the Company issued 136,193 shares of Series B-5 Resettable Convertible Preferred Stock, par value (the “Series B-5”). During the three months ended June 30, 2025, the Company issued 1,179,946 shares of Series B Resettable Convertible Preferred Stock, comprising subclasses No. 6 through No. 8 in the amounts of 965,576; 23,333; and 191,037, respectively.
On October 3, 2023, 3,768,995 shares of Series B-1 preferred stock converted into 172,574 shares of Class A common stock at a price per share of approximately $218.40. No other Series B preferred stock has converted through June 30, 2025.
As of June 30, 2025 and March 31, 2025, there were a total of 1,543,071 and 363,125 shares of Series B preferred stock, issued and outstanding, respectively.
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
Optional Conversion. The conversion price is determined generally based on a volume weighted price of the Class A common stock at the time the Series B preferred stock is issued. The conversion price for the various subclasses of Series B preferred stock ranged from $0.22 to $436.80 (the “Conversion Price”). Each share of Series B preferred stock is convertible at the option of the holder thereof into a number of shares of Class A common stock that is equal to $10.00 divided by Conversion Price then in effect as of the date of such notice (the “Conversion Rate”). For Series B preferred stock subclasses No. 1 through No. 4, the Conversion Price is subject to reset on certain dates (generally monthly) following the date of issuance of the Series B preferred stock, subject to adjustment, including the reset Conversion Price cannot adjust lower than 50% of the initial Conversion Price or generally, higher than the initial Conversion Price. For the Series B No. 5, the Conversion Price is subject only to customary adjustment and is otherwise fixed at $0.69. For Series B preferred stock subclasses No. 6 through No. 4, the Conversion Price is subject to reset on certain dates (generally monthly) following the date of issuance of the Series B preferred stock, subject to adjustment, including the reset Conversion Price cannot adjust lower than 75% of the initial Conversion Price or generally, higher than the initial Conversion Price. Based on the shares of Series B preferred stock outstanding as of June 30, 2025, the maximum number of Class A common shares that can be issued upon conversion of the Series B preferred stock is 51,531,744 shares.
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
Redeemable Noncontrolling Interests:
Preferred Series A Subclass 0 Unit Accounts
The BCH Preferred A-0 receives a quarterly guaranteed payment calculated as 6% of the BCH Preferred A-0’s initial capital account balance on an annual basis, or 1.50% per fiscal quarter. The BCH Preferred A-0 does not receive any allocations of profits, except to recoup losses previously allocated. The guaranteed payment to BCH Preferred A-0 is not subject to available cash and has priority over all other distributions made by BCH. BCH and the holders of the BCH Preferred A-0 entered into an agreement to defer the guaranteed payment to November 15, 2024; provided that such a guaranteed payment may be made prior to November 15, 2024 if the Audit Committee of the Board of Directors determines that making such payment, in part or in full, would not cause Ben to incur a going concern issue. As part of the proposed transactions to revise BCH’s liquidation priority described elsewhere in this Quarterly Report on Form 10-Q, the guaranteed payment would be further deferred until November 15, 2025 on terms consistent with those described above if the proposed transactions are completed, however, with the resignation of Brad Heppner from his position as Chief Executive Officer and Chairman of the Board of Directors on June 19, 2025, we do not expect the transaction to be consummated on the terms set forth in the Master Agreement. Accordingly, the Company is exploring available alternative options, including renegotiating terms or not proceeding with the transaction. An entity controlled by Mr. Heppner holds the majority of the BCH Preferred A-0. No amounts have been paid to the BCH Preferred A-0 holders through June 30, 2025.
The guaranteed payment accrual totaled $60.1 million and $55.5 million as of June 30, 2025 and March 31, 2025, respectively, and is included in the accounts payable and accrued expenses line item of the consolidated statements of financial condition.
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

The following table presents a rollforward of the noncontrolling interests for the three months ended June 30, 2025 and 2024:

	Noncontrolling Interests
(Dollars in thousands)	Trusts	FLP	BCH Preferred Series A-0 Non-Redeemable	BCH Preferred Series A-1	Total Noncontrolling Interests
Balance, March 31, 2025	$(201,518)	$—	$160,526	$173,068	$132,076
Net income (loss)	(16,212)	(189)	2,957	(15,795)	(29,239)
Preferred A-0 Unit Accounts guaranteed payment accrual	—	—	(2,957)	—	(2,957)
Reclass of distributions payable to noncontrolling interest holder	(921)	—	—	—	(921)
Issuance of equity in connection with recent financings	295	—	—	—	295
Miscellaneous adjustment to previously allocated FLP Subclass 3 income	—	189	—	—	189
Balance, June 30, 2025	$(218,356)	$—	$160,526	$157,273	$99,443

	Noncontrolling Interests
(Dollars in thousands)	Trusts	FLP	BCH Preferred Series A-1	Total Noncontrolling Interests
Balance, March 31, 2024	$(165,712)	$—	$207,943	$42,231
Net income (loss)	(526)	—	(7,187)	(7,713)
Reclass of distributions payable to noncontrolling interest holder	(225)	—	—	(225)
Balance, June 30, 2024	$(166,463)	$—	$200,756	$34,293
Preferred Series A Subclass 1 Unit Accounts
The BCH Preferred A-1 unit accounts are issued by BCH and are non-participating and convertible on a dollar basis.
The weighted average preferred return rate for the three months ended June 30, 2025 and 2024 was approximately 1.59% and nil, respectively. No amounts have been paid to the BCH Preferred A-1 holders related to the preferred return from inception through June 30, 2025, and any amounts earned have been accrued and are included in the balance of redeemable noncontrolling interests presented on the consolidated statements of financial condition. As of June 30, 2025, approximately $136.4 million of preferred return related to the BCH Preferred A-1 has not been allocated to its holders due to insufficient income during those periods to fully satisfy the preferred return and will be allocable to the BCH Preferred A-1 holders in future quarterly periods to the extent that sufficient income, if any, is available for such allocation. In accordance with the BCH LPA, the preferred rate was waived and will not accrue from June 7, 2023 until December 31, 2024, except to the extent of allocations of income to the holders of the BCH Preferred A-1, in which event distributions may be requested by the holders of the BCH Preferred A-1, and if not requested, such amounts shall be accrued. In connection with the consummation of the Business Combination, the holders of the BCH Preferred A-1 agreed to significantly reduce the BCH Preferred A-1 return rate and also agreed to waive and defer the accrual of the preferred return as described above. In addition, until January 1, 2025, the hypothetical BCH Preferred A-1 capital account will only be increased to the extent there are allocations of income during such period. The agreement to waive and not accrue the Quarterly Preferred Series A-1 Return from the effective date of the BCH LPA until December 31, 2024 does not affect or waive any Quarterly Preferred Series A-1 Returns or hypothetical BCH Preferred A-1 capital account already accrued as of the effective date. Additionally, certain BCH Preferred A-1 holders agreed to be specially allocated any income or losses associated with the BMP Equity Incentive Plan, and certain other costs.
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
Class S Ordinary Units
As of both June 30, 2025 and March 31, 2025, BCH, a subsidiary of Ben, had issued 67 thousand BCH Class S Ordinary Units which were all outstanding on each of the respective dates. The BCH Class S Ordinary Units participate on a pro-rata basis in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units have limited voting rights and do not entitle participation in the management of the Company’s business and affairs. At the election of the holder, the BCH Class S Ordinary Units are exchangeable quarterly for Class A common stock on a one-for-one basis. Each conversion also results in the issuance to Ben LLC of a BCH Class A Unit for each share of Class A common stock issued.
The BCH Class S Ordinary Units are recorded in the consolidated statements of financial condition in the noncontrolling interests line item.
Class S Preferred Units
The BCH Class S Preferred Units also participate on a pro-rata basis in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units are generally non-voting and do not entitle participation in the management of the Company’s business and affairs. The BCH Class S Preferred Units are entitled to a quarterly preferred return. In accordance with the 8th BCH LPA, the preferred rate was waived and will not accrue from June 7, 2023 until December 31, 2024, except to the extent of allocations of income to the holders of the BCH Class S Preferred Units. In connection with the consummation of the Business Combination, the holders of the BCH Preferred A-1 agreed to significantly reduce the BCH Class S Preferred Units preferred return rate and also agreed to waive and defer the accrual of the preferred return as described above. In addition, until January 1, 2025, the hypothetical BCH Class S Preferred Units capital account will only be increased to the extent there are allocations of income during such period. The agreement to waive and not accr`ue the Quarterly Class S Preferred Return from June 7, 2023 until December 31, 2024 does not affect or waive any Quarterly Class S Preferred Return or hypothetical BCH Class S Preferred capital account already accrued as of the effective date.
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
As of June 30, 2025 and March 31, 2025, a nominal number of shares of BCH Class S Preferred Units have been issued, respectively. Preferred return earned by the BCH Class S Preferred Units from inception in 2019 through June 30, 2025 is $0.2 million. No amounts have been paid to the BCH Class S Preferred Unit holders related to the preferred return from inception through June 30, 2025 and any amounts earned have been accrued and are included in the balance of BCH Class S Preferred Units presented on the consolidated statements of financial condition.
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
During the three months ended June 30, 2025 and 2024, there was no income allocated to the FLP Unit Accounts (Subclass 1 and 2). Annually, a true up of the quarterly allocations is required to match amounts allocated with annual earnings.
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
As a result of the consummation of the Business Combination, an adjustment to the carrying value of BCH’s assets of $321.9 million occurred. Pursuant to the BCH LPA, approximately 402,383 BCH Class S Ordinary Units would be issuable as a result of the carrying value adjustment. Additionally, subsequent to the Business Combination through February 7, 2025, additional carrying value adjustments occurred, and approximately 1,400,000 (inclusive of the 402,383 units described above) BCH Class S Ordinary Units would be issuable through June 30, 2025 as a result of such carrying value adjustments, subject to the Compensation Policy. Under the Compensation Policy, unless amended or waived, the number of BCH Class S Ordinary Units that may be issued as a result of carrying value adjustments will be limited and require approval of the Board; provided that any such BCH Class S Ordinary Units that are issuable under the carrying value provision may be issued in subsequent years in accordance with the Compensation Policy. As of June 30, 2025, there has been no allocation of the carrying value adjustment among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts and no issuance of any BCH Class S Ordinary Units as a result of such adjustment.
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
During both the three months ended June 30, 2025 and 2024, there was no income allocated to the FLP-3 Unit Accounts. The Company has not made any distributions related to income allocated to the FLP-3 Unit Accounts through June 30, 2025 and has accrued a liability of $0.7 million.
Beneficiaries of the Customer ExAlt Trusts
The ultimate beneficiaries of the Customer ExAlt Trusts are the Charitable Beneficiaries, unrelated third-party charities, that are entitled to (i) either, depending on the applicable trust agreements, 2.5% of all distributions received by such Customer ExAlt Trusts or 5.0% of any amounts paid to Ben as payment on amounts due under each ExAlt Loan, (ii) for certain Customer ExAlt Trusts, approximately 10% of the amount of excess cash Collateral, if any, following the full repayment of an ExAlt Loan, and (iii) all amounts accrued and held at the Customer ExAlt Trusts once all amounts due to Ben under the ExAlt Loans and any fees related to Ben’s services to the Customer ExAlt Trusts are paid. The Charitable Beneficiaries’ account balances with respect to its interest in such Customer ExAlt Trusts cannot be reduced to below zero. Any losses allocable to the Charitable Beneficiaries in excess of their account balances are reclassified at each period end to the trusts’ deficit account. Additional Customer ExAlt Trusts are created arising from new liquidity transactions with customers. These new Customer ExAlt Trusts, which are consolidated by Ben, result in the recognition of additional noncontrolling interest representing the interests in these new Customer ExAlt Trusts held by the Charitable Beneficiaries. For the three months ended June 30, 2025 and 2024, $0.3 million and nil, respectively, of additional noncontrolling interests were recognized.

The interests of the Charitable Beneficiaries in the Customer ExAlt Trusts are recorded on the consolidated statements of financial condition in the noncontrolling interests line item.
Class A of CT Risk Management, L.L.C.
On April 1, 2022, a minority interest in the Class A membership of CT, a consolidated VIE of Ben (as further discussed in Note 14), was sold for $2.4 million in cash to the third-party involved in the loan participation transaction described in Note 7. As a Class A member of CT, the holder is entitled to distributions first on a pro rata basis with other Class A members until the initial capital contributions are received and 2.0% of any amounts in excess of their capital contributions, to the extent such amounts are available. This interest is recorded on the consolidated statements of financial condition in the noncontrolling interests line item; however, for both June 30, 2025 and March 31, 2025, the balance is nil.
11.    Net Income (Loss) per Share
Basic net income (loss) attributable to Beneficient per common share for the three months ended June 30, 2025 and 2024, is as follows:

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,
	2025	2024
Net income (loss)	$(92,648)	$44,310
Plus: Net loss attributable to noncontrolling interests	32,196	7,713
Less: Noncontrolling interest guaranteed payment	(4,624)	(4,356)
Net income (loss) attributable to Beneficient common shareholders	$(65,076)	$47,667
Net income (loss) attributable to Class A common shareholders	(63,355)	44,770
Net income (loss) attributable to Class B common shareholders	(1,721)	2,897

Basic weighted average of common shares outstanding
Class A	8,806,851	3,696,979
Class B	239,256	239,256

Basic net income (loss) attributable to Beneficient per common share
Class A	$(7.19)	$12.11
Class B	$(7.19)	$12.11

Diluted net income (loss) attributable to Beneficient per common share for the three months ended June 30, 2024, is as follows:

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,
Diluted income per share	2024
Net income attributable to Beneficient common shareholders - Basic	$47,667
Less: Net loss attributable to noncontrolling interests - Ben	(7,187)
Plus: Noncontrolling interest guaranteed payment	4,356
Net income attributable to Beneficient common shareholders - Diluted	$44,836

Basic weighted average of common shares outstanding (Class A and Class B)	3,936,235
Dilutive effect of:
Series B Preferred Stock	165,151
Class S Ordinary	66,982
Class S Preferred	605
Preferred Series A Subclass 0	62,093,987
Preferred Series A Subclass 1	199,826,619
Restricted Stock Units	21,118
Diluted weighted average of common shares outstanding (Class A and Class B)	266,110,697

Diluted net income attributable to Beneficient per common share (Class A and Class B)	$0.17
For the quarter ended June 30, 2025, as the Company was in a net loss position, the diluted EPS calculation for the Beneficient common shareholders is the same as basic EPS per common share disclosed above for that period. Diluted EPS for the Class A shareholders is $(7.19) and diluted EPS for the Class B shareholders is $(7.19) for the three months ended June 30, 2025.
In computing diluted net income (loss) per share, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted net loss per share calculation for the three months ended June 30, 2025 and 2024, were as follows:

	Shares
	Three Months Ended June 30,
	2025	2024
Series B Preferred Stock	34,410,774	—
Class S Ordinary	66,982	—
Class S Preferred	605	—
Preferred Series A Subclass 0	833,557,399	—
Preferred Series A Subclass 1	2,682,497,381	—
Restricted Stock Units	1,187,705	129,002
Stock Options	200,000	—
Warrants	26,025,107	30,874,686
Total anti-dilutive shares	3,577,945,953	31,003,688
Warrants
The disclosed amount of anti-dilutive securities for the warrants does not consider the assumed proceeds under the treasury stock method as the exercise price was greater than the average market price of the Class A common stock, which results in negative incremental shares, that would be anti-dilutive.

12.    Income Taxes
The components of income tax expense for the three months ended June 30, 2025 and 2024, were as follows:

(Dollars in thousands)	Three Months Ended June 30,
	2025	2024
Current expense
Federal	$—	$28
Deferred expense
Federal	—	—
Income tax expense	$—	$28
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
During the three months ended June 30, 2025 and 2024, the Company recognized expenses totaling $0.6 million and $0.7 million related to this services agreement, respectively. As of June 30, 2025 and March 31, 2025, $4.5 million and $3.9 million, respectively, was owed to Bradley Capital related to the employment-related aspects of this services agreement. In addition, prior to the Aircraft Sublease with Bradley Capital discussed below, we also reimbursed Bradley Capital for certain costs, including private travel, for our former chief executive officer, including family members. During the three months ended June 30, 2025 and 2024, the Company paid nil and $1.2 million, respectively, related to accrued amounts owed under this services agreement.
In addition to the above, the Company incurred legal fees on behalf of Mr. Heppner under certain indemnification provisions. During the three months ended June 30, 2025 and 2024, these legal fees totaled approximately $1.9 million and $1.2 million, respectively. Substantially, all of these legal fees have or are expected to be eligible for reimbursement by the directors and officers insurance carriers.
Aircraft Sublease with Bradley Capital
Effective January 1, 2022 and January 1, 2023, The Beneficient Company Group (USA), L.L.C. (“Beneficient USA”), a subsidiary of BCH, as sublessee, Bradley Capital, as sublessor, and BCG, solely as it relates to the guarantee it makes to Bradley Capital as set forth therein, entered into an Aircraft Sublease Agreement (the “Aircraft Sublease”). Pursuant to the Aircraft Sublease, Bradley Capital subleased the aircraft described therein, without a crew, to Beneficient USA for discrete periods of use. Beneficient USA was required to pay a quarterly rental of $1.4 million plus direct operating expenses incurred for Ben’s use of the aircraft. Beneficient USA was also required to provide its own pilot(s) and crew. The term of the Aircraft Sublease was one (1) year. Additionally, BCG agrees to unconditionally guarantee, for the benefit of Bradley Capital, all of the obligations of Beneficient USA to Bradley Capital under the Aircraft Sublease. The Aircraft Sublease expired on January 1, 2024.
No amounts have been paid to Bradley Capital related to the Aircraft Sublease through June 30, 2025. As of each of June 30, 2025 and March 31, 2025, $10.8 million of accrued costs related to the sublease is reflected in the accounts payable and accrued expenses line item on the consolidated statements of financial condition.

As discussed below, BHI, a Related Entity, entered into a Contribution Agreement with BCH and BCG pursuant to which BHI has agreed to reimburse BCG for a significant portion of the costs incurred by Beneficient USA under the Aircraft Sublease.
Relationship with Beneficient Holdings, Inc.
Beneficient USA, a subsidiary of BCH, entered into with BHI, a Related Entity, a Services Agreement effective July 1, 2017 (the “BHI Services Agreement”). BHI pays an annual fee of $30,000 to Ben for the provision of trust administration services for Related Entities and all trusts affiliated with its family trustee as that term is defined in the governing documents for a Related Entity. Beneficient USA also is required to provide any other services requested by BHI, subject to any restrictions in the operating agreement of BHI, at cost. The term of the BHI Services Agreement extends for the longer of (i) five years past the expiration or termination of the Bradley Capital Agreement, or (ii) seven years after the family trustee of the Related Entity is no longer a primary beneficiary of any trust affiliated with the family trustee. The Company recognized nominal income during the three months ended June 30, 2025 and 2024, respectively, in accordance with the BHI Services Agreement.
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
HCLP Nominees, L.L.C.
HCLP is an indirect subsidiary of Highland Consolidated, L.P. (“Highland”). Ben’s former Chairman and CEO (who resigned on June 19, 2025) is a beneficiary and trust investment advisor of the trusts that control, and are the partners of, Highland. Loans to and investments with or in the Related Entities have been and may be made by Highland, or its affiliates, as applicable, using proceeds from loan repayments made by Ben to HCLP in its capacity as lender to Ben. Ben is not a party to these loans or other transactions between Highland and the Related Entities, nor has it secured or guaranteed the loans.
Certain of the prior loans include terms that grant Highland the right to transfer the real property that was transferred pursuant to certain in-kind property payment(s) back to certain of the Related Entities, in exchange for a BCH Preferred A-1 capital account balance in BCH in an amount equal to the loan balances satisfied by the in-kind property payment(s), with such exchange to be satisfied from existing BCH Preferred A-1 that are held by such Related Entities.
The Company incurred legal fees of approximately $0.5 million and $0.5 million on behalf of HCLP pursuant to the indemnification obligations under the HCLP credit agreements during the three months ended June 30, 2025 and 2024, respectively.
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
RROC’s purpose is to provide funding and operational support for the research activities conducted by the qualified charities. The funding received by RROC, from proceeds of trusts settled and funded by customers of Ben, may be used, in RROC’s discretion, to (i) provide appropriate facilities and properties for the charitable organizations to utilize as part of their charitable initiatives (those properties and facilities being owned by a Related Entity), and (ii) provide fee revenue to RROC. RROC is granted such rights and authority pursuant to trust instruments entered into between a customer and subsidiaries of Ben as well as an agreement with NPT. Ben’s subsidiaries provide financing to the Customer ExAlt Trusts and Ben is paid as an agent of the trustees for administrative services it provides to the trusts. Ben has certain outstanding payables, including accrued interest, to RROC and the Charitable Accounts (for the benefit of the Texas universities as discussed above) of $2.3 million and $2.3 million as of June 30, 2025 and March 31, 2025, respectively. There were no payments made during the three months ended June 30, 2025 and 2024. Due to changes in the Customer ExAlt Trust agreements, no incremental amounts are expected to be allocated to RROC or the Charitable Accounts other than those amounts already provided by certain prior trust agreements.
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
Ben has an outstanding payable to EGT of $0.9 million and $0.4 million as of June 30, 2025 and March 31, 2025, respectively. Ben paid $0.4 million during the three months ended June 30, 2025, compared to $0.2 million for the same period of 2024, respectively, related to allocable proceeds to Charitable Beneficiaries. Additionally, during the year ended March 31, 2023, Ben sold its Kansas properties to the EGT in exchange for a $1.4 million promissory note, which is in the other assets line items on the consolidated statements of financial condition as of June 30, 2025 and March 31, 2025. The EGT made a prepayment on the promissory note of $0.2 million during the year ended March 31, 2025, principally in return for the promissory note being extended by two years, until September 30, 2028.
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
Hicks Holdings Operating, LLC (“Hicks Holdings”), an entity associated with one of Ben’s current directors, has historically held BCH Preferred A-0, BCH Preferred A-1, BCH Class S Ordinary Units, BCH Class S Preferred Units and Class B common stock of Beneficient. Hicks Holdings was granted its BCH Preferred A-1 and BCH Class S Ordinary Units as compensation for services provided in 2018. Hicks Holdings was granted its BCH Preferred A-0 when a portion of the existing BCH Preferred A-1 converted to BCH Preferred A-0 in 2021. Hicks Holdings converted a portion of its existing BCH Preferred A-1 to BCG Class B Common Units in June 2023 in connection with the recapitalization of BCG described in Note 4. In connection with the letter agreement described below, in October 2023, Hicks Holdings assigned the BCH Preferred A-0, BCH Preferred A-1, BCH Class S Ordinary Units, and BCH Class S Preferred Units to HH-BDH. The total preferred equity of BCH, BCH Class S Preferred Units and BCH Class S Ordinary Units balance as of June 30, 2025 and March 31, 2025, was $24.5 million and $25.4 million, respectively (amounts disclosed here are based on their GAAP capital accounts). Hicks Holdings held 16,528 shares of Class B common stock as of June 30, 2025 and March 31, 2025. Additionally, during the year ended March 31, 2025, Mr. Hicks and an entity controlled by Mr. Hicks purchased a total of 100,000 shares of Class A common stock for a purchase price of approximately $0.2 million.
The Company has outstanding payable amounts to Hicks Holdings related to the HH-BDH Credit Agreement totaling approximately $0.8 million and $0.8 million as of June 30, 2025 and March 31, 2025, respectively, which is reflected in the other liabilities line item in the consolidated statement of financial condition.
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
As of June 30, 2025 and March 31, 2025, the consolidated statements of financial condition include assets of this consolidated VIE with a carrying value of nil. No options were held as of and during the three months ended June 30, 2025 and 2024.

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
The consolidated statements of financial condition includes the following amounts from these consolidated VIEs as of the dates presented:

(Dollars in thousands)	June 30, 2025	March 31, 2025
Assets:
Cash and cash equivalents	$1,165	$717
Investments, at fair value	263,769	291,371
Other assets	50	378
Total Assets of VIEs	$264,984	$292,466

Liabilities:
Accounts payable and accrued expense	$3,515	$3,107
Other liabilities	—	95
Total Liabilities of VIEs	$3,515	$3,202

Equity:
Treasury stock	$(3,444)	$(3,444)
Noncontrolling interests	(218,356)	(201,518)
Accumulated other comprehensive income	(2)	(2)
Total Equity of VIEs	$(221,802)	$(204,964)

The consolidated statements of comprehensive income (loss) for the periods presented include the following amounts from these consolidated VIEs:

	Three Months Ended June 30,
	2025	2024
(Dollars in thousands)
Revenues
Investment income (loss), net	$(12,776)	$11,028
Gain (loss) on financial instruments, net	(75)	(1,175)
Total revenues	(12,851)	9,853

Operating expenses
Provision for credit losses	—	522
Professional services	407	622
Other expenses	394	121
Total operating expenses	801	1,265
Net income (loss)	$(13,652)	$8,588
Net income (loss) attributable to noncontrolling interests	$(16,212)	$(526)
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
The Corporate & Other category includes the following items, among others:
•Equity-based compensation;
•Gains (losses) on changes in the fair value of interests in the GWG Wind Down Trust held by Ben and warrants accounted for at fair value issued by Ben;
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

The following tables include the results of each of the Company’s reportable segments reconciled to the consolidated financial statements (in thousands):

	Three Months Ended June 30, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income (loss), net	$—	$—	$(12,776)	$—	$—	$(12,776)
Gain (loss) on financial instruments, net	—	—	(75)	30	—	(45)
Interest and dividend income	2	—	—	8	—	10
Trust services and administration revenues	—	188	—	—	—	188

Intersegment revenues
Interest income	8,835	—	—	—	(8,835)	—
Trust services and administration revenues	—	3,995	—	—	(3,995)	—
Total revenues	8,837	4,183	(12,851)	38	(12,830)	(12,623)

External expenses
Employee compensation and benefits	384	647	—	2,300	—	3,331
Interest expense	3,346	—	—	69	—	3,415
Professional services	614	209	406	6,728	—	7,957
Accrual (release) of loss contingency related to arbitration award	—	—	—	62,831	—	62,831
Other expenses	239	199	394	1,659	—	2,491

Intersegment expenses
Interest expense	—	—	37,145	—	(37,145)	—
Provision for credit losses	10,269	—	—	—	(10,269)	—
Other expenses	—	—	3,180	—	(3,180)	—
Total expenses	14,852	1,055	41,125	73,587	(50,594)	80,025

Operating income (loss)	$(6,015)	$3,128	$(53,976)	$(73,549)	$37,764	$(92,648)

	Three Months Ended June 30, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income (loss), net	$—	$—	$11,028	$—	$—	$11,028
Gain (loss) on financial instruments, net	—	—	(1,175)	(8)	—	(1,183)
Interest and dividend income	—	—	—	12	—	12
Trust services and administration revenues	—	189	—	—	—	189

Intersegment revenues
Interest income	10,849	—	—	—	(10,849)	—
Trust services and administration revenues	—	5,193	—	—	(5,193)	—
Total revenues	10,849	5,382	9,853	4	(16,042)	10,046

External expenses
Employee compensation and benefits	430	356	—	3,064	—	3,850
Interest expense	3,081	—	—	1,207	—	4,288
Professional services	474	396	622	4,052	—	5,544
Provision for credit losses	—	—	522	2	—	524
Loss on impairment of goodwill	—	3,129	—	265	—	3,394
Accrual (release) of loss contingency related to arbitration award	—	—	—	(54,973)	—	(54,973)
Other expenses	451	214	120	2,296	—	3,081

Intersegment expenses
Interest expense	—	—	34,799	—	(34,799)	—
Provision for credit losses	6,927	—	—	—	(6,927)	—
Other expenses	—	—	3,419	—	(3,419)	—
Total expenses	11,363	4,095	39,482	(44,087)	(45,145)	(34,292)

Operating income (loss)	$(514)	$1,287	$(29,629)	$44,091	$29,103	$44,338

	As of June 30, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
Loans to Customer ExAlt Trusts, net	$230,669	$—	$—	$—	$(230,669)	$—
Investments, at fair value	—	—	263,769	—	—	263,769
Other assets	2,651	21,241	16,063	50,582	(32,814)	57,723
Goodwill and intangible assets, net	—	7,469	—	5,545	—	13,014
Total Assets	$233,320	$28,710	$279,832	$56,127	$(263,483)	$334,506

	As of March 31, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
Loans to Customer ExAlt Trusts, net	$244,070	$—	$—	$—	$(244,070)	$—
Investments, at fair value	—	—	291,371	—	—	291,371
Other assets	859	19,339	16,328	45,209	(31,245)	50,490
Goodwill and intangible assets, net	—	7,469	—	5,545	—	13,014
Total Assets	$244,929	$26,808	$307,699	$50,754	$(275,315)	$354,875

16.    Risks and Uncertainties
The Customer ExAlt Trusts hold investments in alternative assets, public and private equity securities and interests, and debt securities that are exposed to market risk, credit risk, currency risk, and interest rate risk. Currently, these investments, whose cash flows serve as the sole collateral to the ExAlt Loans, primarily are comprised of alternative assets consisting of private equity limited partnership interests, which are primarily denominated in the U.S. dollar, Euro, and Canadian dollar. The financial statements risks, stemming from such investments, are those associated with the determination of estimated fair values, the diminished ability to monetize certain investments in times of strained market conditions, the recognition of income and recognition of impairments on certain investments.
The portfolio of alternative assets covers the following industry sectors and geographic regions for the periods shown below (dollar amounts in thousands):

	June 30, 2025		March 31, 2025
Industry Sector	Value	Percent of Total	Value	Percent of Total
Food and staples retailing	$63,997	27.6%	$63,846	24.6%
Software and services	25,771	11.1	41,460	16.0
Diversified financials	21,889	9.5	22,273	8.6
Utilities	19,719	8.5	15,432	6.0
Semiconductors and semiconductor equipment	15,216	6.6	15,426	6.0
Health care equipment and services	12,145	5.2	13,464	5.2
Capital goods	5,723	2.5	20,532	7.9
Other(1)	67,126	29.0	66,680	25.7
Total	$231,586	100.0%	$259,113	100.0%

(1)	Industries in this category each comprise less than 5 percent. Capital goods is shown separately as it comprised greater than 5 percent in the prior period.

	June 30, 2025		March 31, 2025
Geography	Value	Percent of Total	Value	Percent of Total
North America	$110,453	47.7%	$135,066	52.1%
South America	64,657	27.9	64,969	25.1
Asia	39,638	17.1	41,948	16.2
Europe	16,710	7.2	17,018	6.6
Africa	128	0.1	112	—
Total	$231,586	100.0%	$259,113	100.0%
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
The Company continues to evaluate the impact of the ongoing Russia-Ukraine conflict, Israel-Hamas conflict and other items, such as inflation, volatile interest rates, changes in regulatory requirements and tariffs, and assess the impact on financial markets and the Company’s business. The Company’s future results may be adversely affected by slowdowns in fundraising activity and the pace of new liquidity transactions with our customers. Management is continuing to evaluate the impact of the Russia-Ukraine conflict and the Israel-Hamas conflict and has concluded that while it is reasonably possible that such conflicts could have a negative effect on the Company’s financial position and/or results of its operations, the specific impact is not readily determinable as of the date of these consolidated financial statements. Consequently, the consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
Lease Commitments
The Company operates on a month-to-month rental basis for its office premises. Rental expense for our premises for the three months ended June 30, 2025 and 2024, totaled nil and $0.1 million, respectively.
Unfunded Capital Commitments
The Customer ExAlt Trusts had $39.2 million and $41.6 million of potential gross capital commitments as of June 30, 2025 and March 31, 2025, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The Customer ExAlt Trusts holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by certain of the associated trusts within the ExAlt PlanTM or affiliated entities. To the extent that the associated Customer ExAlt Trust or their affiliated entities cannot pay the capital funding commitment, Ben is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Ben to the Customer ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves, if any, held by the associated Customer ExAlt Trusts or their affiliated entities are added to the ExAlt Loan balance between Ben and the Customer ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. The majority, or 91%, of our portfolio with an unfunded commitment has a vintage of 2012 and prior. As the vintages continue to age, a cash requirement becomes less likely. We consider the creditworthiness of the investment on a case-by-case basis. At June 30,

2025 and March 31, 2025, there were no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.
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
On July 29, 2024, the Texas State District Court, Dallas County 134th Judicial District (the “Texas District Court”) entered an order vacating the Arbitration Award in its entirety. The Texas District Court directed the parties to file motions requesting any further relief that may be available within twenty days of the order. On August 2, 2024, the Claimant filed an appeal to challenge the order vacating the Arbitration Award in the Texas Fifth Court of Appeals. The Claimant filed his opening brief on October 28, 2024, and the Company filed its response brief on January 21, 2025. On February 10, 2025, the Claimant filed his reply brief. The Texas Fifth Court of Appeals heard oral arguments in April 2025. On October 10, 2025, the Texas Fifth Court of Appeals reversed the judgment of the Texas District Court and confirmed the previous Arbitration Award. The Company will continue to vigorously defend itself in this matter and we are exploring available options with respect to the Arbitration Award, which may include appealing to the Texas Supreme Court or working with the claimant in the arbitration on settlement terms that could reduce the potential near term cash obligations associated with the arbitration.
As a result of the order issued on July 29, 2024, the Company released the liability associated with the Arbitration Award, which resulted in the release of the previously recognized loss contingency accrual in the amount of $55.0 million being reflected in the three months ended June 30, 2024 consolidated statement of comprehensive income (loss). As a result of the order issued on October 10, 2025, the Company recorded a loss contingency associated with the Arbitration Award, including post-judgment interest and fees, which resulted in a loss of $62.8 million being reflected in the three months ended June 30, 2025 consolidated statement of comprehensive income (loss).
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
The terms of the settlement are within the policy limits of the Company’s insurance policy with respect to such claims, and the Company expects the settlement will be entirely funded by insurance proceeds. Accordingly, the Company has recorded an estimated liability of $34.5 million in accounts payable and accrued expenses and estimated insurance recoveries of $34.5 million in other assets, net, in the consolidated statement of financial condition as of June 30, 2025 and March 31, 2025. The amounts reflected in our consolidated financial statements for the estimated liability and insurance recoveries represents an estimate of the amounts attributable to Ben, its consolidated subsidiaries, and directors as part of a broader settlement also involving other parties.
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
On October 2, 2023, the Lead Plaintiffs filed a Consolidated Class Action Complaint against the Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer, Murray T. Holland, Timothy L. Evans, David H. de Weese, Roy W. Bailey, David F. Chavenson, and Whitley Penn LLP, alleging Securities Act violations arising out of the Offering. The complaint alleges that the individual defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act, and further alleges that the Company violated Section 15 of the Securities Act. The Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer (the “Ben Individual Defendants”) filed a motion to dismiss the complaint on November 7, 2023. On January 4, 2024, defendants Murray Holland, Tim Evans, Roy Bailey, Whitley Penn, David Chavenson and David H. de Weese filed motions to dismiss. The Lead Plaintiffs’ responded to the various motions to dismiss on February 20, 2024, and the defendants (other than Whitley Penn) filed replies in support of the motions to dismiss on March 21, 2024. On October 24, 2024, the court granted defendants’ motions to dismiss and dismissed the claims without prejudice. The Lead Plaintiffs filed an amended complaint on November 14, 2024. On December 26, 2024, the Lead Plaintiff, the Company, and other defendants filed a motion informing the court that they had reached an agreement in principle to settle the claims on a class-wide basis. The settlement in principle does not require any payment by the Company or its affiliates and officers and directors. While the settlement has been approved by the Bankruptcy Court for the Southern District of Texas as it relates to the GWG Litigation Trust Adversary Proceedings as described above, this matter has not yet been approved by the relevant court. The Lead Plaintiffs filed a motion for preliminary approval and, on September 25, 2025, the United States District Court for the Northern District of Texas granted the motion for preliminary approval of the settlement. A hearing on whether to grant final approval of the settlement has been set for January 13, 2026. If the settlement is not approved, the Company intends to vigorously defend itself in the litigation.
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
Lazard Action
On March 17, 2025, Lazard Frères & Co. LLC (“Lazard”) filed a complaint against the Company in the U.S. District Court for the Southern District of New York, alleging that the Company breached the terms of its previous contract with Lazard by failing to timely pay amounts owed thereunder. Lazard seeks damages in the amount of approximately $4.5 million in addition to costs, attorneys’ fees and prejudgment interest. In June 2025, the Company reached a settlement with Lazard for payment of approximately $2.5 million based on a payment schedule outlined in the settlement agreement. The Company had previously accrued the $4.5 million in its statement of financial condition and upon the completion of the payments outlined in the settlement agreement will release the additional accrual of $2.0 million. As of the date of the filing of this Quarterly Report on Form 10-Q, all required payments under the payment schedule outlined in the settlement agreement have been made on a timely basis.
HCLP Actions
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
On October 10, 2025, HCLP brought an action in the Delaware Court of Chancery against Delaware Trust Company (“DTC”) individually and as trustee for twenty-five Custody Trusts (the “Custody Trusts”). The Custody Trusts hold collateral against which certain of the Company’s ExAlt Loans are made. HCLP purports to be lender to BCH and its affiliates and asserts that the Company owes HCLP approximately $122 million on two loans which it claims are in default. HCLP further alleges that the Custody Trusts guaranteed the loans which are secured by certain pledge agreements. The action seeks to enforce the guarantees and the pledge agreements and prevent any future distributions to the Company. HCLP also filed a motion for a temporary restraining order which seeks to enjoin DTC, in the interim, from selling, transferring, or encumbering the assets held by the Custody Trusts. The Company is not named in either the action or the motion. Due to the

Company identifying credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP and their agents.
18.    Supplemental Cash Flow Information
Cash paid for taxes for the three months ended June 30, 2025 and 2024 was de minimis. Cash paid for interest for the three months ended June 30, 2025 and 2024, was $0.6 million and $1.0 million, respectively.
Supplemental disclosure of noncash investing and financing activities include:
Three Months Ended June 30, 2025:
–$11.5 million issuance of Series B preferred stock and $0.3 million issuance of noncontrolling interest in connection with recent financings.
–$4.6 million accrual for BCH Preferred A-0 guaranteed payment.
–$0.9 million of distributions payable to the Charitable Beneficiaries.
Three Months Ended June 30, 2024:
–$4.4 million accrual for BCH Preferred A-0 guaranteed payment.
–$0.9 million settlement of liability for issuance of Class A common stock.
–$0.2 million of distributions payable to the Charitable Beneficiaries.
19.    Subsequent Events
The Company has evaluated subsequent events through the date the financial statements were available to be issued, and determined that there have been no events, other than those disclosed below or described elsewhere in the notes to these consolidated financial statements, that have occurred that would require adjustments to our disclosures in the consolidated financial statements.
Asset Sales
On July 1, 2025, entities (“Sellers”) held by a Customer ExAlt Trust and managed by an indirect subsidiary of the Company completed the sale of beneficial interests with respect to a certain limited partner interest (the “Interest”) held for the benefit of such Customer ExAlt Trust. The Sellers received aggregate gross proceeds of $1.0 million for the sale of the Interest. The Sellers paid an agreed upon brokerage commission and certain transaction costs out of such gross proceeds. The remainder of the proceeds were distributed to the Customer ExAlt Trust, which then used such proceeds as follows: (i) a portion (2.5%) of the proceeds will be distributed to the beneficiaries of the Customer ExAlt Trust and (ii) the remainder was paid to a subsidiary of the Company as payment on outstanding accrued fees (if any) and/or a loan repayment on the outstanding loan issued by BFF to such Customer ExAlt Trust. The proceeds for the fee payment and the loan repayment were then available for use by the Company. The Company was required to pay approximately $550 thousand out of the net proceeds to HH-BDH LLC as a principal on the loan previously made by HH-BDH LLC to Beneficient Financing, LLC. HH-BDH LLC is an entity affiliated with Mr. Thomas O. Hicks, who is a member of the Company’s board of directors and was named chairman of the board of directors in June 2025.
On August 8, 2025, the Sellers agreed to sell additional beneficial interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trust. The Sellers received aggregate gross proceeds of approximately $11.6 million for the sale of such interests included in this transaction that closed and funded on various dates during our second quarter of fiscal 2026. The Sellers paid brokerage commissions and certain transaction costs out of such gross proceeds. The remainder of the proceeds were distributed to the Customer ExAlt Trust, which then used such proceeds as follows: (i) a portion (2.5%) of the proceeds will be distributed to the beneficiaries of the Customer ExAlt Trust and (ii) the remainder was paid to a subsidiary of the Company as payment on outstanding accrued fees (if any) and/or a loan repayment on the outstanding loan issued by BFF to such Customer ExAlt Trust. The proceeds for the fee payment and the loan repayment were then available for use by the Company. The Company is required to pay approximately $3.8 million in total out of the net proceeds received on this transaction to HH-BDH LLC as a principal payment on the loan previously made by HH-BDH LLC to Beneficient Financing, LLC.
Finally, on October 1, 2025, and October 7, 2025, the Sellers agreed to sell additional beneficial interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trust. The Sellers received aggregate gross proceeds of approximately $1.4 million for the sale of such interests included in this transaction. The Sellers paid brokerage commissions and certain transaction costs out of such gross proceeds. The remainder of the proceeds were distributed to the Customer ExAlt Trust, which then used such proceeds as follows: (i) a portion (2.5%) of the proceeds will be distributed to the beneficiaries of the Customer ExAlt Trust and (ii) the remainder was paid to a subsidiary of the Company as payment on outstanding accrued fees (if any) and/or a loan repayment on the outstanding loan issued by BFF to such Customer ExAlt Trust. The proceeds for the fee payment and the loan repayment were then available for use by the Company. The Company is required to pay approximately $0.7 million out of the net proceeds received to date on this transaction to HH-BDH LLC as a principal payment on the loan previously made by HH-BDH LLC to Beneficient Financing, LLC.
New Chairman of the Board of Directors and Chief Executive Officer
On June 30, 2025, Thomas O. Hicks was elected to be the Chairman of the Board of Directors. Effective on July 20, 2025, James G. Silk was named the Interim Chief Executive Officer. Brad K. Heppner previously served as the CEO and Chairman of the Board of Directors and resigned from both positions on June 19, 2025.
Limited Conversion of Preferred Series A Subclass 1 Unit Accounts
On October 15, 2025, certain holders of BCH Preferred A-1, that were issued prior to the Company’s initial listing on The Nasdaq Stock Market, LLC, elected to convert $52.6 million (based on their capital account balances determined pursuant to Section 704 of the Internal Revenue Code) of such BCH Preferred A-1 for BCH Class S Ordinary Units, which were subsequently contemporaneously exchanged for shares of the Company’s Class A common stock, (such transaction, the “Limited Conversion”). The Limited Conversion resulted in the issuance of 101,294,288 shares of Class A common stock, and immediately following the Limited Conversion, there were 110,758,536 shares of Class A common stock outstanding.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with “Cautionary Note Regarding Forward-Looking Statements,” and the accompanying consolidated financial statements and notes thereto of Beneficient (f/k/a The Beneficient Company Group, L.P.) set forth in Part I, Item I of this Quarterly Report on Form 10-Q and our March 31, 2025 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 29, 2025 (“Annual Report”). This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Except as otherwise required by the context, references to the “Company,” “Ben,” “we,” “us,” “our,” and “our operating subsidiaries,” are to Beneficient, a Nevada corporation and its consolidated subsidiaries (but excluding the Customer ExAlt Trusts as defined below). References to “BCG,” “Ben,” “we,” “us,” “our,” and similar terms, prior to the effective time of the Conversion, refer to the registrant when it was a Delaware limited partnership and such references following the effective time of the Conversion, refer to the registrant in its current corporate form as a Nevada corporation called “Beneficient.” All references to “Beneficient” refer solely to Beneficient, a Nevada corporation, “BCG” refer solely to The Beneficient Company Group, L.P., and all references to “BCH” refer solely to Beneficient Company Holdings, L.P., a subsidiary of BCG.
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
Additionally, on August 8, 2025, entities held by a Customer ExAlt Trust and managed by an indirect subsidiary of the Company agreed to sell beneficial interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trust, pursuant to which, the sellers received aggregate gross proceeds of approximately $11.6 million for the sale of such interests. Additional sales were completed by these entities on October 1, 2025 and October 7, 2025 for which aggregate gross proceeds of approximately $1.4 million were received.
Our Ben Liquidity and Ben Custody business segments, which relate to our current operating subsidiaries that are owned by the holders of equity in the Company (including BCH), recognize revenue through (i) interest income on ExAlt Loans made to the Customer ExAlt Trusts in connection with our liquidity transactions for Customers, (ii) fee income billed at closing, but recognized as revenue ratably over the expected life of the alternative asset, for each liquidity transaction with Customers for services including access to and use of the AltAccess platform, transfer of the alternative assets, and delivery of the consideration to the client, and (iii) recurring fee income recognized each period for providing services including trustee, custody, and trust administration of the Customer ExAlt Trusts while they hold investments. Ben Liquidity and Ben Custody revenue recognized for the three months ended June 30, 2025 and 2024 is as follows:
a.Ben Liquidity recognized $8.8 million and $10.8 million in interest income during the three months ended June 30, 2025 and 2024, respectively.
b.Ben Custody recognized $4.2 million and $5.4 million in trust services and administration revenues during the three months ended June 30, 2025 and 2024, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods.
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

(in thousands)	Three Months Ended June 30,
	2025	2024
Operating income (loss)*
Ben Liquidity	$(6,015)	$(514)
Ben Custody	3,128	1,287
Corporate & Other	(73,549)	44,091
Income tax expense (allocable to Ben and BCH equity holders)	—	(28)
Net loss attributable to noncontrolling interests – Ben	15,984	7,187
Noncontrolling interest guaranteed payment	(4,624)	(4,356)
Net income (loss) attributable to common shareholders	$(65,076)	$47,667
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
As a result, Ben’s primary tangible assets reflected on our consolidated statements of financial condition are investments, mainly comprised of alternative assets held by the Customer ExAlt Trusts and the primary sources of revenue reflected on our consolidated statements of comprehensive income (loss) are investment income (loss), net, which represents changes in the net asset value (“NAV”) of these investments held by the Customer ExAlt Trusts, and gain (loss) on financial instruments, net, which represents changes in fair value of equity securities, debt securities, a derivative liability, convertible debt recorded at fair value, warrants and put options, primarily held by the Customer ExAlt Trusts. Such investment income (loss), net, and gain (loss) on financial instruments, net, that are held by the Customer ExAlt Trusts, including interests in the GWG Wind Down Trust (formerly debt and equity securities issued by GWG Holdings), is included in the net income (loss) allocated to noncontrolling interests – Customer ExAlt Trusts in the consolidated statements of comprehensive income (loss). The revenues and expenses recognized in these line items for the activities of the Customer ExAlt Trusts do not directly impact net income (loss) attributable to Ben’s or BCH’s equity holders.
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
As part of the Asset Sales Initiative, on June 6, 2025 and July 1, 2025, entities (“Sellers”) held by a Customer ExAlt Trust and managed by an indirect subsidiary of the Company completed the sale of beneficial interests with respect to certain limited partner interests (the “Interests”) held for the benefit of such Customer ExAlt Trust. The Sellers received aggregate gross proceeds of $25.1 million for the sale of the beneficial interests included in this transaction. The Sellers paid an agreed upon brokerage commission and certain transaction costs out of such gross proceeds. The remainder of the proceeds were distributed to the Customer ExAlt Trust, which then used such proceeds as follows: (i) a portion (2.5%) of the proceeds will be distributed to the beneficiaries of the Customer ExAlt Trust and (ii) the remainder was paid to a subsidiary of the Company as payment on outstanding accrued fees (if any) and/or a loan repayment on the outstanding loan issued by BFF to such Customer ExAlt Trust. The proceeds for the fee payment and the loan repayment were then available for use by the Company. The Company was required to pay approximately $11.2 million out of the net proceeds to HH-BDH LLC as a principal and interest payment on the loan previously made by HH-BDH LLC to Beneficient Financing, LLC. HH-BDH LLC is an entity affiliated with Mr. Thomas O. Hicks, who is a member of the Company’s board of directors and was named chairman of the board of directors in June 2025.
Additionally, on August 8, 2025, the Sellers agreed to sell additional beneficial interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trust. The Sellers received aggregate gross proceeds of approximately $11.6 million for the sale of such interests included in this transaction that closed and funded on various dates during our second quarter of fiscal 2026. The Sellers paid brokerage commissions and certain transaction costs out of such gross proceeds. The remainder of the proceeds were distributed to the Customer ExAlt Trust, which then used such proceeds as follows: (i) a portion (2.5%) of the proceeds will be distributed to the beneficiaries of the Customer ExAlt Trust and (ii) the remainder was paid to a subsidiary of the Company as payment on outstanding accrued fees (if any) and/or a loan repayment on the outstanding loan issued by BFF to such Customer ExAlt Trust. The proceeds for the fee payment and the loan repayment were then available for use by the Company. The Company is required to pay approximately $3.8 million out of the net proceeds received to date on this transaction to HH-BDH LLC as a principal payment on the loan previously made by HH-BDH LLC to Beneficient Financing, LLC.
Finally, on October 1, 2025, and October 7, 2025, the Sellers agreed to sell additional beneficial interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trust. The Sellers received aggregate gross proceeds of approximately $1.4 million for the sale of such interests included in this transaction. The Sellers paid brokerage commissions and certain transaction costs out of such gross proceeds. The remainder of the proceeds were distributed to the Customer ExAlt Trust, which then used such proceeds as follows: (i) a portion (2.5%) of the proceeds will be distributed to the beneficiaries of the Customer ExAlt Trust and (ii) the remainder was paid to a subsidiary of the Company as payment on outstanding accrued fees (if any) and/or a loan repayment on the outstanding loan issued by BFF to such Customer ExAlt Trust. The proceeds for the fee payment and the loan repayment were then available for use by the Company. The Company is required to pay approximately $0.7 million out of the net proceeds received to date on this transaction to HH-BDH LLC as a principal payment on the loan previously made by HH-BDH LLC to Beneficient Financing, LLC.
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
Recent Equity Issuances
On August 13, 2025, the Company issued 40,000 shares of Class A common stock of the Company to a consultant of the Company. The issuance of the Class A common stock pursuant to these transactions was not registered under the Securities Act and was issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
On June 27, 2023, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). On each of April 4, 2025, April 10, 2025, April 21, 2025, June 5, 2025, and June 11, 2025, Yorkville purchased 50,000, 37,504, 46,867, 582,179 and 225,000 shares of Class A common stock for $0.30, $0.29, $0.29, $0.29 and $0.29 per share, respectively, pursuant to the terms of the SEPA. Sales proceeds for these equity sales under the terms of the SEPA were approximately $0.3 million during the period of April 1, 2025 through October 7, 2025. Such issuances were in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

Limited Conversion of Preferred Series A Subclass 1 Unit Accounts
On October 15, 2025, certain holders of BCH Preferred A-1, that were issued prior to the Company’s initial listing on The Nasdaq Stock Market, LLC, elected to convert $52.6 million (based on their capital account balances determined pursuant to Section 704 of the Internal Revenue Code) of such BCH Preferred A-1 for BCH Class S Ordinary Units, which were subsequently contemporaneously exchanged for shares of the Company’s Class A common stock, (such transaction, the “Limited Conversion”). The Limited Conversion resulted in the issuance of 101,294,288 shares of Class A common stock, and immediately following the Limited Conversion, there were 110,758,536 shares of Class A common stock outstanding.
Nasdaq Continued Listing Standards
On January 13, 2025, we received a letter from the staff of Nasdaq notifying the Company that, for the previous 30 consecutive business days, the closing bid price for the Company’s Class A common stock had been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market under the Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until July 14, 2025 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. On July 16, 2025, we were notified by Nasdaq that, based upon the Company’s continued non-compliance with the Bid Price Requirement as of July 14, 2025, the Company’s securities were subject to delisting from Nasdaq unless the Company timely requested a hearing before the Panel, which the Company made such timely request. The Company’s hearing before the Panel occurred on August 26, 2025.
Additionally, the July 16, 2025 letter from Nasdaq also notified the Company that its was not in compliance with the periodic reporting requirement set forth in Nasdaq Listing Rule 5250(c)(1) since the Company had not yet filed its Annual Report on Form 10-K and this could serve as a separate and additional basis for delisting (the “Periodic Filing Requirement”). On August 18, 2025, an additional letter from Nasdaq notified the Company that it was not in compliance with the Periodic Filing Requirement set forth in Nasdaq Listing Rule 5250(c)(1) since the Company had not yet filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 and this could serve as a separate and additional basis for delisting.
On September 9, 2025, the Company was notified that the Panel had determined to grant the Company an extension to regain compliance with the Bid Price Requirement and the periodic reporting requirements for its Annual Report on Form 10-K for the year ended March 31, 2025 and for its Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
The filing of the Annual Report on Form 10-K on September 29, 2025 and this Quarterly Report on Form 10-Q was within the extension period allowed for by the Panel, demonstrating compliance with the Periodic Filing Requirement.
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
On October 3, 2025, the Company was notified by staff of Nasdaq that because the Company’s Form 10-K for the fiscal year ended March 31, 2025 reported a stockholders’ equity of $(34.9) million, the Company was in non-compliance with the minimum stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”), which could also serve as a separate and additional basis for delisting in addition to the matters described above (such letter, the “Additional Determination Letter”). The Additional Determination Letter also provided that the Panel will consider the Additional Determination Letter in their decision regarding the Company’s continued listing on Nasdaq. The Company is taking definitive steps to evidence compliance with the Stockholders’ Equity Requirement or meet the alternative compliance standards, but there can be no assurance that the Company will regain compliance.
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
On July 29, 2024, the Texas State District Court, Dallas County 134th Judicial District (the “Texas District Court”) entered an order vacating the Arbitration Award in its entirety. The Texas District Court directed the parties to file motions requesting any further relief that may be available within twenty days of the order. On August 2, 2024, the Claimant filed an appeal to challenge the order vacating the Arbitration Award in the Texas Fifth Court of Appeals. The Claimant filed his opening brief on October 28, 2024, and the Company filed its response brief on January 21, 2025. On February 10, 2025, the Claimant filed his reply brief. The Texas Fifth Court of Appeals heard oral arguments in April 2025. On October 10, 2025, the Texas Fifth Court of Appeals reversed the judgment of the Texas District Court and confirmed the previous Arbitration Award. The Company will continue to vigorously defend itself in this matter and we are exploring available options with respect to the Arbitration Award, which may include appealing to the Texas Supreme Court or working with the claimant in the arbitration on settlement terms that could reduce the potential near term cash obligations associated with the arbitration.
As a result of the order issued on July 29, 2024, the Company released the liability associated with the Arbitration Award, which resulted in the release of the previously recognized loss contingency accrual in the amount of $55.0 million being reflected in the three months ended June 30, 2024 consolidated statement of comprehensive income (loss). As a result of the order issued on October 10, 2025, the Company recorded a loss contingency associated with the Arbitration Award, including post-judgment interest and fees, which resulted in a loss of $62.8 million being reflected in the three months ended June 30, 2025 consolidated statement of comprehensive income (loss).
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
As of the filing of this Quarterly Report on Form 10-Q, the Company has not completed the proposed transactions to revise BCH Liquidation Priority. As a result of the resignation of Brad K. Heppner, who controls BHI, from his role as Chief Executive Officer and Chairman of the Board of Directors on June 19, 2025, we do not expect the transaction to be consummated on the terms set forth in the Master Agreement. Accordingly, the Company is exploring available alternative options, including renegotiating terms or not proceeding with the transaction.
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
–Volatility in the price of our Class A common stock. The price of our Class A common stock may impact our ability to enter into liquidity transactions with our Customers. If our stock price declines, our potential Customers may be less likely to engage with us and accept our Class A common stock, or securities convertible into our Class A common stock, in exchange for their alternative assets. Furthermore, a significant sustained decrease in our stock price has in the past been an indicator, and in the future may indicate, that impairment is present and may require a quantitative impairment assessment of our assets including goodwill and intangible assets. Any such future impairment charges for goodwill may reduce our overall assets and may result in a change in the perceived value of the Company and ultimately may be reflected as a reduction in the market price of our securities. Additionally, we have begun to enter into financings in which the Customer ExAlt Trusts use our Class A common stock or convertible preferred stock as consideration to meet capital calls or make other capital contributions in alternative asset funds, which in turn hold such securities as an investment. Volatility, either positively or negatively, in the price of our Class A common stock may have a compounding effect on our consolidated investment income and cause further decreases in our stock price in the event our securities comprise a significant portion of such alternative asset funds’ aggregate assets. We have been notified by Nasdaq that based on the Company’s non-compliance with the Bid Price and the Periodic Filing Requirement, the Company’s securities were subject to delisting. As described above, the Panel granted the Company an extension to regain compliance with the Bid Price Requirement and the Periodic Filing Requirement. Although the Company is taking definitive steps to evidence compliance with all applicable criteria for continued listing on The Nasdaq Capital Market, there can be no assurance that the Company will be able to timely regain compliance with the Periodic Filing Requirement and the Bid Price Requirement within the extension period granted by the Panel. We have also recently been notified by Nasdaq that based on the Company’s non-compliance with the Stockholders’ Equity Requirement that this could serve as a separate and additional basis for delisting. The Company is taking definitive steps to evidence compliance with the Stockholders’ Equity Requirement, but there can be no assurance that the Company will regain compliance. See the risk factor titled “We have been notified by Nasdaq of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our Class A common stock could be delisted from Nasdaq” for more information.
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
–Our ability to access capital at attractive rates. Our ability to complete, and the costs associated with, future debt transactions depends primarily upon credit market conditions and our then perceived creditworthiness. We have no control over market conditions. Our ability to obtain credit depends upon evaluations of our business practices and plans, including our performance, ability to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities. However, as discussed elsewhere in this Quarterly Report on Form 10-Q, the economic conditions, as well as the impacts of the current, and possibly future, inflationary conditions, volatile interest rates and a possible recession are uncertain and may have various negative consequences on us and our operations including a decline in financing availability and increased costs for financing. Further, such conditions could also disrupt the capital markets generally and limit our access to financing from public sources or on favorable terms, particularly if the global financial markets experience significant disruptions.
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
–Bankruptcy of GWG Holdings. On August 1, 2023 (the “Effective Date”), the plan of reorganization of GWG Holdings was declared effective. On the Effective Date, all securities previously issued by GWG Holdings were cancelled and converted to interests in the GWG Wind Down Trust. As of June 30, 2025, Ben held 0.8 million interests of Series A1 and 2.5 million interests of Series E of the GWG Wind Down Trust, and the Customer ExAlt Trusts held 82.0 million, 14.5 million, and 9.8 million interests of Series A1, Series A2, and Series E, respectively, of the GWG Wind Down Trust. These interests are accounted for at fair value, with unrealized gains (losses) recognized in earnings in the gain (loss) on financial instruments, net line item of the consolidated statements of comprehensive income (loss). Fair value is calculated using quoted prices for similar instruments observed in the equity capital market and is classified as a Level 2 investment in the fair value hierarchy. Since the GWG Wind Down Trust’s primary asset is its investment in the Class A common stock of Ben, the Company’s Class A common stock quoted market price is the underlying asset. Prior to the Effective Date, Ben held 2.5 million shares of GWG Holdings common stock and the Customer ExAlt Trusts held 9.8 million shares of GWG Holdings common stock and L Bonds due 2023 of GWG Life, LLC, a Delaware limited liability company and wholly-owned subsidiary of GWG Holdings (“GWG Life”) with an aggregate principal amount of $94.8 million (“L Bonds”). The investment in GWG Holdings’ common stock was accounted for at fair value with changes in fair value recognized in earnings. The investment in L Bonds was accounted for as an available-for-sale debt security, with unrealized gains (losses) recognized in accumulated other comprehensive income (loss). During the three months ended June 30, 2025 and 2024, we recognized net losses of nominal and $0.4 million, respectively, related to its interest in the GWG Wind Down Trust (or GWG Holdings, as applicable), all of which is reflected in the consolidated statements of comprehensive income (loss). As of June 30, 2025, the fair value of the interest in the GWG Wind Down Trust was nominal.
–Vesting of performance based awards. Certain of our restricted equity units were granted with a performance-based condition. The performance condition was met upon public listing in June 2023 and expense for vested units was recognized during the three months ended June 30, 2023. The recognition of the remaining compensation cost will be recognized over the remaining vesting period. Total recognized compensation cost related to these awards was $0.1 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively. Total unrecognized compensation cost related to these awards was approximately $0.4 million as of June 30, 2025.
–Goodwill Impairment. Goodwill is tested for impairment at least annually and, more frequently between annual tests, whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. Subsequent to the public listing on June 8, 2023, and through March 31, 2025, the Company experienced a significant sustained decline in the price of its Class A common stock and its related market capitalization. We believed that these factors indicated that the fair value of our reporting units had more likely than not fallen below their carrying values during the relevant periods. As a result, during fiscal 2024 and fiscal 2025, we wrote the carrying value of the Ben Liquidity, Ben Custody, Ben Insurance, and Ben Markets reporting units, as applicable, down to their estimated fair values. During the first quarter of fiscal 2025, we recognized a non-cash goodwill impairment charge of $3.4 million. No non-cash goodwill impairment charge was recorded during the first quarter of fiscal 2026. Goodwill impairment charges are reflected in the loss on impairment of goodwill in the consolidated statements of comprehensive income (loss). The cumulative impairment of goodwill through June 30, 2025, is $2.4 billion. Total goodwill remaining as of June 30, 2025 is $9.9 million.
–Accrual (Release) of Equity Awards Arbitration Loss Contingency. During the year ended March 31, 2024, the Company accrued a loss contingency based on the findings of the sole arbitrator that in terminating the equity awards of a former member of the Board of Directors of Beneficient Management, LLC, the Company had breached its contractual obligations, and as a result, the sole arbitrator awarded the former board member $55.3 million in compensatory damages, including pre-judgment interest, plus post-judgment interest (the “Arbitration Award”). During the three months June 30, 2024, the Company released the loss contingency accrual based on the Texas State District Court, Dallas County 134th Judicial District entering an order vacating the Arbitration Award in its entirety. On October 10, 2025, the Texas Fifth Court of Appeals reversed the judgment of the Texas District Court and confirmed the previous Arbitration Award. Thus, the Company recorded a loss contingency associated with the Arbitration Award, including post-judgment interest and fees, which resulted in a loss of $62.8 million during the three months ended June 30, 2025. Thus, the first quarter of fiscal year 2025 reflects the release of the accrual of the Arbitration Award of $55.0 million while the first quarter of fiscal year 2026 reflects the accrual of the Arbitration Award, plus post-judgment interest and fees, of $62.8 million.

Key Performance Indicators
We use certain non-GAAP financial measures to supplement our consolidated financial statements, which are presented in accordance with U.S. GAAP. These non-GAAP financial measures include adjusted revenue and adjusted operating income (loss). A non-GAAP financial measure is a numerical measure that departs from U.S. GAAP because it includes or excludes amounts that are required under U.S. GAAP. Non-GAAP financial measures are unaudited and should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP, and non-GAAP financial measures as used by Ben may not be comparable to similarly titled measures used by other companies. The presentation of non-GAAP financial measures provides additional information to investors regarding our results of operations that management believes is useful for trending, analyzing and benchmarking the performance of our business. See “—Supplemental Unaudited Presentation of Non-GAAP Financial Information,” below, for a reconciliation of adjusted revenue to revenue and adjusted operating income (loss) to operating income (loss), the most comparable U.S. GAAP measures, respectively.
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

	Three Months Ended June 30,
(in thousands)	2025	2024
Ben Liquidity
Loan payments received	$24,609	$4,246
Operating income (loss)	(6,015)	(514)
Adjusted operating income (loss)(1)	(6,015)	(509)
Ben Custody
Fee payments received	$1,350	$1,516
Operating income (loss)	3,128	1,287
Adjusted operating income (loss)(1)	3,128	4,416
Consolidated
Revenue	$(12,623)	$10,046
Adjusted revenue(1)	(12,622)	10,411
Operating income (loss)	(92,648)	44,338
Adjusted operating income (loss)(1)	(25,438)	(4,725)
(1) Adjusted revenue and adjusted operating income (loss) are non-GAAP financial measures. For a definition and reconciliation to comparable U.S. GAAP metrics, please see the section titled “— Supplemental Unaudited Presentation of Non-GAAP Financial Information.”

(dollars in thousands)	June 30, 2025		March 31, 2025
Ben Liquidity
Loans to Customer ExAlt Trusts, net	$230,669		$244,070
Allowance to total loans	60.46%		58.39%
Nonperforming loans to total loans	53.74%		50.53%
Ben Custody
Fees receivable	$18,761		$16,890
Deferred revenue	16,858		17,762
Customer ExAlt Trusts
Investments, at fair value	$263,769		$291,371
Distributions to Original Loan Balance	0.77	x	0.75	x
Total Value to Original Loan Balance	1.03	x	1.04	x

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
Principal Revenue and Expense Items
During the three months ended June 30, 2025 and 2024, we earned revenues on a consolidated basis from the following primary sources:
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
•Loss on impairment of goodwill. Goodwill and indefinite-lived intangible assets are assessed for impairment on an annual basis and whenever events and circumstances indicate that these assets may be impaired, including as a result of significant sustained declines in the prevailing prices of our Class A common stock. We compare the fair value of each of our reporting units to its respective carrying value, including goodwill. If the respective carrying value, including goodwill, exceeds the reporting unit’s fair value, we will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value, up to the amount of goodwill associated with the reporting unit.
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

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)

(in thousands)	Three Months Ended June 30, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income (loss), net	$—	$—	$(12,776)	$—	$—	$(12,776)
Gain (loss) on financial instruments, net	—	—	(75)	30	—	(45)
Interest and dividend income	2	—	—	8	—	10
Trust services and administration revenues	—	188	—	—	—	188

Intersegment revenues
Interest income	8,835	—	—	—	(8,835)	—
Trust services and administration revenues	—	3,995	—	—	(3,995)	—
Total revenues	8,837	4,183	(12,851)	38	(12,830)	(12,623)

External expenses
Employee compensation and benefits	384	647	—	2,300	—	3,331
Interest expense	3,346	—	—	69	—	3,415
Professional services	614	209	406	6,728	—	7,957
Accrual (release) of loss contingency related to arbitration award	—	—	—	62,831	—	62,831
Other expenses	239	199	394	1,659	—	2,491

Intersegment expenses
Interest expense	—	—	37,145	—	(37,145)	—
Provision for credit losses	10,269	—	—	—	(10,269)	—
Other expenses	—	—	3,180	—	(3,180)	—
Total expenses	14,852	1,055	41,125	73,587	(50,594)	80,025

Operating income (loss)	$(6,015)	$3,128	$(53,976)	$(73,549)	$37,764	(92,648)
Income tax expense						—
Net income (loss)						$(92,648)

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED) (cont’d)

(in thousands)	Three Months Ended June 30, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income (loss), net	$—	$—	$11,028	$—	$—	$11,028
Gain (loss) on financial instruments, net	—	—	(1,175)	(8)	—	(1,183)
Interest and dividend income	—	—	—	12	—	12
Trust services and administration revenues	—	189	—	—	—	189

Intersegment revenues
Interest income	10,849	—	—	—	(10,849)	—
Trust services and administration revenues	—	5,193	—	—	(5,193)	—
Total revenues	10,849	5,382	9,853	4	(16,042)	10,046

External expenses
Employee compensation and benefits	430	356	—	3,064	—	3,850
Interest expense	3,081	—	—	1,207	—	4,288
Professional services	474	396	622	4,052	—	5,544
Loss on impairment of goodwill	—	3,129	—	265	—	3,394
Provision for credit losses	—	—	522	2	—	524
Accrual (release) of loss contingency related to arbitration award	—	—	—	(54,973)	—	(54,973)
Other expenses	451	214	120	2,296	—	3,081

Intersegment expenses
Interest expense	—	—	34,799	—	(34,799)	—
Provision for credit losses	6,927	—	—	—	(6,927)	—
Other expenses	—	—	3,419	—	(3,419)	—
Total expenses	11,363	4,095	39,482	(44,087)	(45,145)	(34,292)

Operating income (loss)	$(514)	$1,287	$(29,629)	$44,091	$29,103	44,338
Income tax expense						28
Net income (loss)						$44,310

CONSOLIDATED
Results of Operations — Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024 (Unaudited)
Revenues (in thousands)

	Three Months Ended June 30,
	2025	2024
Investment income (loss), net	$(12,776)	$11,028
Gain (loss) on financial instruments, net	(45)	(1,183)
Interest and dividend income	10	12
Trust services and administration revenues	188	189
Total revenues	$(12,623)	$10,046
Three Months Ended June 30, 2025 and 2024
Investment income (loss), net decreased $23.8 million for the three months ended June 30, 2025, compared to the same period of 2024, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts or fair value for such investments deemed probable to be sold at an amount that differs from NAV. Investment loss was $12.8 million for the three months ended June 30, 2025, which was driven by $14.6 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor or the fair value for investments deemed probable to be sold at an amount that differs from NAV and $0.8 million of downward quoted market price adjustments, partially offset by $3.0 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar. Investment income was $11.0 million for the three months ended June 30, 2024, which was driven by $15.7 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor partially offset by $5.9 million of downward quoted market price adjustments, and $0.2 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar.
Loss on financial instruments, net decreased $1.1 million for the three months ended June 30, 2025, compared to the same period of 2024, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for three months ended June 30, 2025, was primarily driven by a $0.1 million decrease in the fair value of public equity securities offset by nominal decreases in the fair value of our warrants liability. Loss on financial instruments, net for the three months ended June 30, 2024 was primarily driven by an $0.4 million decrease in the value of our interests in the GWG Wind Down Trust and a $0.8 million decrease in the fair value of public equity securities.
Interest and Operating Expenses (in thousands)

	Three Months Ended June 30,
	2025	2024
Employee compensation and benefits	$3,331	$3,850
Interest expense (including amortization of deferred financing costs)	3,415	4,288
Professional services	7,957	5,544
Provision for credit losses	—	524
Loss on impairment of goodwill	—	3,394
Accrual (release) of loss contingency related to arbitration award	62,831	(54,973)
Other expenses	2,491	3,081
Total expenses	$80,025	$(34,292)
Three Months Ended June 30, 2025 and 2024
Employee compensation and benefits decreased $0.5 million for the three months ended June 30, 2025, compared to the same period in 2024. The decrease was driven by a decrease in equity-based compensation of approximately $0.5 million.
Interest expense decreased $0.9 million for the three months ended June 30, 2025, compared to the same period in 2024, primarily driven by a $1.1 million decrease in expense as a result of the resolution of certain liabilities that were accruing interest of approximately $1.0 million per quarter, and a $0.2 million decrease in the amortization of deferred financing costs recognized on the HH-BDH Credit Agreement, offset by higher interest expense on the amended and restated First Lien Credit Agreement and Second Lien Credit Agreement due to the purported event of default occurring as of April 14, 2025.
Professional services expense increased $2.4 million for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to an increase in legal fees offset partially by slightly lower consulting fees.
Provision for credit losses decreased $0.5 million for the three months ended June 30, 2025, compared to the same period in 2024. Provision for credit losses during the three months ended June 30, 2024, is comprised of a credit related loss on an available-for-sale debt security held by the Customer ExAlt Trusts. No such losses were recognized in the three months ended June 30, 2025.
During the three months ended June 30, 2025, we concluded that an interim impairment test for goodwill was not required as we did not identify a triggering event during the period that would have required such an analysis. During the three months ended June 30, 2024, we did identify a triggering event related to a significant, sustained decline in our Class A common stock price and the Company’s related market capitalization, requiring an interim impairment test for goodwill and as a result, recorded a non-cash impairment charge of $3.4 million. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.
Release of loss contingency related to arbitration award recognized during the three months ended June 30, 2024, relates to the release of a previously recorded loss contingency recorded in the fiscal year ended March 31, 2024 that had been awarded against the Company during arbitration for compensatory damages, including prejudgment interest in a matter pertaining to a former director challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The release of the loss contingency was based on a Texas District Court order vacating the previously recorded and disclosed arbitration award against Beneficient. Accrual of loss contingency related to arbitration award recognized during the three months ended June 30, 2025, relates to the same arbitration involving a former director challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The loss contingency is based on the Texas Fifth Court of Appeals reversing the judgment of the Texas District Court and confirming the previous arbitration award. The amount reflected during the three months ended June 30, 2025 includes post-judgment interest and fees, resulting in a loss of approximately $62.8 million.
Other expenses decreased $0.6 million for the three months ended June 30, 2025, compared to the same period in 2024, primarily driven by decreases in insurance and taxes of $0.4 million and depreciation of $0.2 million. The table below provides additional detail regarding our other expenses.
Other Expenses (in thousands)

	Three Months Ended June 30,
	2025	2024
Other expenses	$1,081	$841
Other insurance and taxes	694	1,094
Software license and maintenance	396	484
Depreciation and amortization	242	414
Occupancy and equipment	51	157
Travel and entertainment	27	91
Total other expenses	$2,491	$3,081

BEN LIQUIDITY
Results of Operations — Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024 (Unaudited)

(in thousands)	Three Months Ended June 30,
	2025	2024
Revenues
Interest income	$8,837	$10,849

Expenses
Employee compensation and benefits	384	430
Interest expense (including amortization of deferred financing costs)	3,346	3,081
Professional services	614	474
Provision for credit losses	10,269	6,927
Other expenses	239	451
Total expenses	14,852	11,363
Operating income (loss)	$(6,015)	$(514)
Three Months Ended June 30, 2025 and 2024
Interest income decreased $2.0 million during the three months ended June 30, 2025 compared to the same period in 2024. The decrease was primarily driven by a higher percentage of loans being placed on nonaccrual status.
Interest expense increased by $0.3 million during the three months ended June 30, 2025 compared to the same period in 2024. The increase was primarily due to recording additional interest expense on the amended and restated First Lien Credit Agreement and Second Lien Credit Agreement due to the purported event of default occurring as of April 14, 2025.
Provision for credit losses was $10.3 million for the three months ended June 30, 2025 as compared to $6.9 million as of the same period in 2024. The provision for the current period increased over the prior period primarily due to interest capitalization outpacing loan paydowns from distributions or disposition proceeds from the collateral and growth in value of the collateral. No amount of the provision for credit losses in the quarter ended June 30, 2025 related to losses associated with the collateral comprised of interests in the GWG Wind Down Trust.
BEN CUSTODY
Results of Operations — Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024 (Unaudited)

(in thousands)	Three Months Ended June 30,
	2025	2024
Revenues
Trust services and administration revenues	$4,183	$5,382

Expenses
Employee compensation and benefits	647	356
Professional services	209	396
Loss on impairment of goodwill	—	3,129
Other expenses	199	214
Total expenses	1,055	4,095
Operating income (loss)	$3,128	$1,287

Three Months Ended June 30, 2025 and 2024
Trust services and administration revenues decreased $1.2 million for the three months ended June 30, 2025, compared to the same period in 2024 driven by a decrease in the NAV of the alternative assets held by the Customer ExAlt Trusts, which is an input into the calculation of the recurring trust services revenues.
During the three months ended June 30, 2025, we concluded that an interim impairment test for goodwill was not required as we did not identify a triggering event during the period that would have required such an analysis. During the three months ended June 30, 2024, we did identify a triggering event related to a significant, sustained decline in our Class A common stock price and the Company’s related market capitalization, requiring an interim impairment test for goodwill and as a result, we recognized a non-cash impairment charge of $3.1 million for Ben Custody. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.
CUSTOMER EXALT TRUSTS
Results of Operations — Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024 (Unaudited)

(in thousands)	Three Months Ended June 30,
	2025	2024
Revenues
Investment income (loss), net	$(12,776)	$11,028
Gain (loss) on financial instruments, net	(75)	(1,175)
Total revenues	(12,851)	9,853

Expenses
Interest expense	37,145	34,799
Professional services	406	622
Provision for credit losses	—	522
Other expenses	3,574	3,539
Total expenses	41,125	39,482
Operating income (loss)	$(53,976)	$(29,629)
Three Months Ended June 30, 2025 and 2024
Investment income (loss), net decreased $23.8 million for the three months ended June 30, 2025, compared to the same period of 2024, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts or fair value for such investments deemed probable to be sold at an amount that differs from NAV. Investment loss was $12.8 million for the three months ended June 30, 2025, which was driven by $14.6 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor or the fair value for investments deemed probable to be sold at an amount that differs from NAV and $0.8 million of downward quoted market price adjustments, partially offset by $3.0 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar. Investment income was $11.0 million for the three months ended June 30, 2024, which was driven by $15.7 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor partially offset by $5.9 million of downward quoted market price adjustments, and $0.2 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar.
Loss on financial instruments, net decreased $1.1 million for the three months ended June 30, 2025, compared to the same period of 2024, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for three months ended June 30, 2025, was primarily driven by a $0.1 million decrease in the fair value of public equity securities. Loss on financial instruments, net for the three months ended June 30, 2024, was primarily driven by a $0.4 million decrease in the value of our interests in the GWG Wind Down Trust and a $0.8 million decrease in the fair value of public equity securities.

Interest expense increased $2.3 million for the three months ended June 30, 2025, compared to the same period in 2024, which reflects an increase in contractual interest due on the ExAlt Loans, driven by the origination of new liquidity transactions and the compounding of paid-in-kind interest.
Provision for credit losses was $0.5 million for the three months ended June 30, 2024, which is comprised of a credit related loss on an available-for-sale debt security held by the Customer ExAlt Trusts. No such losses were recognized in the current year.
CORPORATE AND OTHER
Results of Operations — Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024 (Unaudited)

(in thousands)	Three Months Ended June 30,
	2025	2024
Revenues
Gain (loss) on financial instruments, net	$30	$(8)
Interest income	8	12
Total revenues	38	4

Expenses
Employee compensation and benefits	2,300	3,064
Interest expense (including amortization of deferred financing costs)	69	1,207
Professional services	6,728	4,052
Provision for credit losses	—	2
Loss on impairment of goodwill	—	265
Accrual (release) of loss contingency related to arbitration award	62,831	(54,973)
Other expenses	1,659	2,296
Total expenses	73,587	(44,087)
Operating income (loss)	$(73,549)	$44,091
Three Months Ended June 30, 2025 and 2024
Employee compensation and benefits decreased $0.8 million for the three months ended June 30, 2025, compared to the same period in 2024. The decrease was driven by a $0.5 million decrease in equity-based compensation and a $0.2 million decrease in payroll and other benefit-related costs due to a lower headcount in 2025 as compared to 2024.
Interest expense decreased $1.1 million during the three months ended June 30, 2025, compared to the same period in 2024, driven by resolution of certain liabilities that were accruing interest of approximately $1.0 million per quarter.
Professional services increased $2.7 million during the three months ended June 30, 2025, compared to the same period in 2024, primarily due to an increase in legal fees. The increase in legal fees coincides with higher legal activity and our estimates related to amounts that will be covered under our D&O insurance policies. The majority of this legal activity relates to matters that historically have been eligible for reimbursement from our D&O insurance carriers, however, the recent settlement involving matters related to GWG Holdings, Inc., once final approval is obtained, is expected to utilize substantially all of the amount of insurance coverage available to the Company on certain continuing legal matters. The expense in the current period related to such continuing legal matters that have historically been eligible for reimbursement from our D&O insurance carriers reflects our current estimate of incurred legal expenses expected to be denied by the insurance carriers due to the coverage being fully utilized under the terms of the applicable policies.
During the three months ended June 30, 2025, we concluded that an interim impairment test for goodwill was not required as we did not identify a triggering event during the period that would have required such an analysis. During the three months ended June 30, 2024, we did identify a triggering event related to a significant, sustained decline in our Class A common stock price and the Company’s related market capitalization, requiring an interim impairment test for goodwill and as a result, we recorded an aggregate non-cash impairment charge of $0.3 million . See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.

Release of loss contingency related to arbitration recognized during the three months ended June 30, 2024, relates to the release of a previously recorded loss contingency recorded in the fiscal year ended March 31, 2024 that had been awarded against the Company during arbitration for compensatory damages, including prejudgment interest in a matter pertaining to a former director challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The release of the loss contingency was based on a Texas District Court order vacating the previously recorded and disclosed arbitration award against Beneficient. Accrual of loss contingency related to arbitration award recognized during the three months ended June 30, 2025, relates to the same arbitration involving a former director challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The loss contingency is based on the Texas Fifth Court of Appeals reversing the judgment of the Texas District Court and confirming the previous arbitration award. The amount reflected during the three months ended June 30, 2025 includes post-judgment interest and fees, resulting in a loss of approximately $62.8 million.
Other expenses decreased $0.6 million during the three months ended June 30, 2025, compared to the same period in 2024, primarily driven by a decrease in various categories, including insurance, taxes and depreciation.
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
The following tables set forth a reconciliation of adjusted revenue to revenue and adjusted operating income (loss) to operating income (loss), the most directly comparable U.S. GAAP measures, using data derived from our consolidated financial statements for the periods indicated:

(in thousands)	Three Months Ended June 30, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$8,837	$4,183	$(12,851)	$38	$(12,830)	$(12,623)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	1	—	—	1
Adjusted revenues	$8,837	$4,183	$(12,850)	$38	$(12,830)	$(12,622)

Operating income (loss)	$(6,015)	$3,128	$(53,976)	$(73,549)	$37,764	$(92,648)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	1	—	—	1
Intersegment provision for credit losses on collateral comprised of interests in the GWG Wind Down Trust	—	—	—	—	—	—
Goodwill impairment	—	—	—	—	—	—
Accrual (release) of loss contingency related to arbitration award	—	—	—	62,831	—	62,831
Share-based compensation expense	—	—	—	461	—	461
Legal and professional fees(1)	—	—	—	3,917	—	3,917
Adjusted operating income (loss)	$(6,015)	$3,128	$(53,975)	$(6,340)	$37,764	$(25,438)
(1) Includes legal and professional fees related to lawsuits.

(in thousands)	Three Months Ended June 30, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$10,849	$5,382	$9,853	$4	$(16,042)	$10,046
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	358	7	—	365
Adjusted revenues	$10,849	$5,382	$10,211	$11	$(16,042)	$10,411

Operating income (loss)	$(514)	$1,287	$(29,629)	$44,091	$29,103	$44,338
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	358	7	—	365
Intersegment provision for credit losses on collateral comprised of interests in the GWG Wind Down Trust	5	—	—	—	(5)	—
Goodwill impairment	—	3,129	—	265	—	3,394
Accrual (release) of loss contingency related to arbitration award	—	—	—	(54,973)	—	(54,973)
Share-based compensation expense	—	—	—	994	—	994
Legal and professional fees(1)	—	—	—	1,157	—	1,157
Adjusted operating income (loss)	$(509)	$4,416	$(29,271)	$(8,459)	$29,098	$(4,725)
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
As of June 30, 2025, Ben Liquidity’s loan portfolio consisted of ExAlt Loans to the Customer ExAlt Trusts with an aggregate principal amount outstanding of $583.4 million, including accrued interest that has been capitalized on the ExAlt Loans. Ben Liquidity’s ExAlt Loans are structured as loans with a maturity date of 12 years that bear contractual interest at a variable rate or fixed rate that compounds monthly. The ExAlt Loans made prior to December 31, 2020 have a variable interest rate established off of a base rate of 14%, and ExAlt Loans made on or after December 31, 2020 have a variable interest rate established off a base rate of 10% or a fixed rate of 5%-10%. Ben Liquidity may make ExAlt Loans in the future with a variable interest rate established off of different base rates. Since the Customer ExAlt Trusts are consolidated, the ExAlt Loans and related interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts are eliminated in the presentation of our consolidated financial statements; however, such amounts directly impact the income (loss) allocable to Ben’s or BCH’s equity holders.
The Customer ExAlt Trusts’ investments are the source of the Collateral supporting the ExAlt Loans plus any related interest and fees. These investments, either through direct ownership or through beneficial interests, consist primarily of limited partnership interests in various alternative assets, including private equity funds. These alternative investments are recorded generally at fair value using NAV as a practical expedient. When the sale of an investment in an alternative asset is deemed probable at an amount that differs from NAV, the investment in the alternative asset is recorded at its estimated fair value under FASB ASC 820, Fair Value Measurement. Changes in the fair value (i.e., NAV) of these alternative investments are recorded in investment income (loss), net in our consolidated statements of operations. The Customer ExAlt Trusts’ investments in alternative assets and investments in equity and debt securities provide the economic value creating the Collateral to the ExAlt Loans made in connection with each liquidity transaction.
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
The Customer ExAlt Trusts held interests in alternative assets with a NAV of $231.6 million and $259.1 million as of June 30, 2025 and March 31, 2025, respectively. As of June 30, 2025, the Customer ExAlt Trusts’ portfolio had exposure to 204 professionally managed alternative investment funds, comprised of 592 underlying investments, 91 percent of which are investments in private companies. Additionally, the Customer ExAlt Trusts directly hold investments in debt and equity securities. The aggregate value of these investments was $32.2 million and $32.3 million as of June 30, 2025 and March 31, 2025, respectively. As part of the Asset Sales Initiative described elsewhere, subsequent to June 30, 2025, entities held by a Customer ExAlt Trust and managed by an indirect subsidiary of the Company completed or agreed to the completion of the sale of beneficial interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trust. Aggregate gross proceeds of $14.0 million are expected to be received for the sale of the beneficial interests once all transactions are closed. Furthermore, following the completion of these sales of beneficial interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trusts after June 30, 2025, on a pro forma basis considering the sales of beneficial interests, the aggregate value of the investments held by the Customer ExAlt Trusts is $248.6 million.

The following sections provide more detailed information for Ben Liquidity’s loan portfolio and related allowance for credit losses and the Customer ExAlt Trusts’ investments in alternative assets and other equity and debt securities.
Ben Liquidity
Loans Receivable
The following table provides the carrying value of the loan portfolio by collateral type and classification (in thousands):

	June 30, 2025	March 31, 2025
Loans collateralized by interests in alternative assets	$408,166	$412,095
Loans collateralized by debt and equity securities	175,233	174,435
Total loans receivable	583,399	586,530
Allowance for credit losses	(352,730)	(342,460)
Total loans receivable, net	$230,669	$244,070
The following table provides certain information concerning our loan portfolio by collateral type and maturity as of June 30, 2025 (in thousands):

	Original Principal	Interest Accrued	Aggregate Payments	Outstanding Balance(1)	Allowance	Carrying Value
Loans collateralized by interests in alternative assets
Within 5 Years	$416,419	$259,086	$(358,601)	$167,802	$82,634	$85,168
After 5 Years Within 10 Years	192,618	88,376	(99,463)	181,468	73,693	107,775
After 10 Years	59,458	2,893	(3,455)	58,896	42,926	15,970
Loans collateralized by debt and equity securities
Within 5 Years	162,317	129,805	(12,748)	149,175	147,981	1,194
After 5 Years Within 10 Years	17,256	8,644	—	25,900	5,342	20,558
After 10 Years	325	10	(177)	158	154	4
Total	$848,393	$488,814	$(474,444)	$583,399	$352,730	$230,669
(1) This balance includes $283.9 million in unamortized discounts as of June 30, 2025.
Loan to Value Ratio
The loan to value ratio is calculated as the carrying value of loans receivable after any allowance for credit losses over the Collateral Value of the loan portfolio. The value of the Collateral (the “Collateral Value”) is defined as the mutual beneficial interest of the respective Customer ExAlt Trust, which we refer to as the “Collective Trust” that is owned by the Customer ExAlt Trust, which we refer to as the “Funding Trust,” that borrows from Ben Liquidity’s subsidiary, BFF. The Collateral Value is derived from the expected cash flows from the various alternative assets held by other trusts included within the Customer ExAlt Trust structure. The Collateral is valued using industry standard valuation models, which includes assumptions related to (i) equity market risk premiums, (ii) alternative asset beta to public equities, (iii) NAVs, (iv) volatilities, (v) distribution rates, and (vi) market discount rates. The fair value of the mutual beneficial interests collateralizing the loan portfolio as of June 30, 2025 and March 31, 2025, was $222.2 million and $241.9 million, respectively.
The loan to value ratio for the entire loan portfolio was 1.04 and 1.01 as of June 30, 2025 and March 31, 2025, respectively. The increase in the loan to value ratio from March 31, 2025 to June 30, 2025 was primarily driven by a decrease in the fair value of the collateral during the period.
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
The following table provides the allowance for credit losses recognized by Ben Liquidity and Ben Custody by collateral type and by classification (in thousands):

	June 30, 2025	March 31, 2025
Loans collateralized by interests in alternative assets	$199,253	$190,072
Loans collateralized by interest in debt and equity securities	153,477	152,388
Total allowance for credit losses	$352,730	$342,460
The following table provides a rollforward of the allowance for credit losses recognized by Ben Liquidity and Ben Custody by collateral type (in thousands):

	Three Months Ended June 30,
	2025		2024
(unaudited)	Alternative Assets	Debt & Equity Securities	Alternative Assets	Debt & Equity Securities
Beginning balance	$190,072	$152,388	$168,089	$135,485
Provision for (reversal of) credit losses	9,181	1,089	(8,899)	15,826
Ending balance	$199,253	$153,477	$159,190	$151,311

Credit Quality
The following table presents certain credit quality metrics (dollar amounts in thousands):

	June 30, 2025	March 31, 2025
Loans collateralized by alternative assets
Period-end loans	$408,166	$412,095
Nonperforming loans	$164,750	$164,983
Allowance for credit losses	$199,253	$190,072
Allowance/loans	48.82%	46.12%
Nonperforming loans/loans	40.36%	40.04%
Allowance to nonperforming loans	1.21x	1.15x

Loans collateralized by debt and equity securities
Period-end loans	$175,233	$174,435
Nonperforming loans(1)	$148,772	$131,382
Allowance for credit losses	$153,477	$152,388
Allowance/loans	87.58%	87.36%
Nonperforming loans/loans	84.90%	75.32%
Allowance to nonperforming loans(1)	1.03x	1.16x

Consolidated
Period-end loans	$583,399	$586,530
Nonperforming loans(1)	$313,522	$296,365
Allowance for credit losses	$352,730	$342,460
Allowance/loans	60.46%	58.39%
Nonperforming loans/loans	53.74%	50.53%
Allowance to nonperforming loans(1)	1.13x	1.16x
(1) The nonperforming loans collateralized by interests in GWG or the GWG Wind Down Trust was $145.9 million as of June 30, 2025 and March 31, 2025.
Customer ExAlt Trusts — Alternative Asset Portfolio
The portfolio of alternative assets held by the Customer ExAlt Trusts covers the following industry sectors and geographic regions for the periods shown below (dollar amounts in thousands):

	June 30, 2025		March 31, 2025
Industry Sector	Value	Percent of Total	Value	Percent of Total
Food and Staples Retailing	$63,997	27.6%	$63,846	24.6%
Software and Services	25,771	11.1	41,460	16.0
Diversified Financials	21,889	9.5	22,273	8.6
Utilities	19,719	8.5	15,432	6.0
Semiconductors and Semiconductor Equipment	15,216	6.6	15,426	6.0
Health Care Equipment and Services	12,145	5.2	13,464	5.2
Capital Goods	5,723	2.5	20,532	7.9
Other(1)	67,126	29.0	66,680	25.7
Total	$231,586	100.0%	$259,113	100.0%

(1)	Industries in this category each comprise less than 5 percent. Capital Goods is shown separately as it comprised greater than 5 percent in the prior period.

	June 30, 2025		March 31, 2025
Geography	Value	Percent of Total	Value	Percent of Total
North America	$110,453	47.7%	$135,066	52.1%
South America	64,657	27.9	64,969	25.1
Asia	39,638	17.1	41,948	16.2
Europe	16,710	7.2	17,018	6.6
Africa	128	0.1	112	—
Total	$231,586	100.0%	$259,113	100.0%
Assets in the portfolio consist primarily of interests in alternative investment vehicles (also referred to as “funds”) that are managed by a group of U.S. and non-U.S. based alternative asset management firms that invest in a variety of financial markets and utilize a variety of investment strategies. The vintages of the funds in the portfolio as of June 30, 2025 ranged from 1993 to 2025.
As Ben Liquidity originates additional ExAlt Loans, it monitors the diversity of the portfolio of alternative assets held by the Customer ExAlt Trusts through the use of concentration guidelines. These guidelines were established, and are periodically updated, through a data driven approach based on asset type, fund manager, vintage of fund, industry segment and geography to manage portfolio risk. Ben Liquidity refers to these guidelines when making decisions about new financing opportunities; however, these guidelines do not restrict Ben Liquidity from entering into financing opportunities that would result in Ben Liquidity having exposure outside of its concentration guidelines. In addition, changes to the portfolio of alternative assets held by the Customer ExAlt Trusts may lag changes to the concentration guidelines. As such, the portfolio of alternative assets held by the Customer ExAlt Trusts may, at any given time, have exposures that are outside of Ben Liquidity’s concentration guidelines to reflect, among other things, attractive financing opportunities, limited availability of assets, or other business reasons. Given our operating history of relatively few transactions at significant NAV, the portfolio as of June 30, 2025 had exposure to certain alternative investment vehicles and investments in private companies that were outside of those guidelines.
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
Industry sector is based on Global Industry Classification Standard (GICS®) Level 2 classification (also known as “Industry Group”) of companies held in the portfolio by funds or directly, subject to certain adjustments by us. “Other” classification is not a GICS® classification. “Other” classification reflects companies in the GICS® classification categories of Automobiles & Components, Banks, Commercial & Professional Services, Consumer Durables & Apparel, Consumer Services, Energy, Food, Beverage & Tobacco, Household & Personal Products, Insurance, Materials, Media & Entertainment, Pharmaceuticals, Biotechnology & Life Sciences, Real Estate, Retailing, Technology Hardware & Equipment, Telecommunication Services, and Transportation. “N/A” includes investments assets that we have determined do not have an applicable GICS® Level 2 classification, such as Net Other Assets and investments that are not operating companies.
Geography reflects classifications determined by us based on each underlying investment.

Cash Flow
The following table presents a summary of cash flows from operating, investing and financing activities for periods presented below (in thousands):

	Three Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(10,836)	$(10,647)
Net cash provided by investing activities	26,455	6,392
Net cash (used in) provided by financing activities	(9,353)	991
Net increase (decrease) in cash and cash equivalents	$6,266	$(3,264)
Three Months Ended June 30, 2025 and 2024
Net cash used in operating activities was $10.8 million for the three months ended June 30, 2025, largely driven by working capital requirements, including employee compensation and benefits and professional services. Net cash provided by investing activities was $26.5 million for the three months ended June 30, 2025, primarily driven by $3.7 million of distributions as return of investments in alternative assets and $24.1 million from the disposition of certain investments in alternative assets partially offset by $1.2 million in purchases of investments in alternative assets. Net cash used in financing activities was $9.4 million for the three months ended June 30, 2025 resulting from $10.5 million in principal payments on debt obligations, proceeds received from issuance of Class A common shares under the standby equity purchase agreement of approximately $0.3 million, and a total of $0.9 million in proceeds from debt issuances.
Net cash used in operating activities was $10.6 million for the three months ended June 30, 2024, largely driven by working capital requirements, including employee compensation and benefits and professional services. Net cash provided by investing activities was $6.4 million for the three months ended June 30, 2024, primarily driven by $7.2 million of distributions received as return of investments in alternative assets offset by $0.7 million in purchases of premises and equipment. Net cash provided by financing activities was $1.0 million for the three months ended June 30, 2024 resulting from proceeds received from issuance of Class A common shares under the standby equity purchase agreement of approximately $2.6 million offset by approximately $1.6 million in payment of deferred issuance costs.
Liquidity and Capital Resources
As of June 30, 2025 and March 31, 2025, we had $7.6 million and $1.3 million, respectively, in combined available unrestricted cash and cash equivalents. We have purported events of default on certain of our related party debt obligations that could make these debts potentially callable by the lender (as further described below). Our obligations including principal and accrued interest under these related party debt instruments as of September 30, 2025 exceeded $127 million, when considering the cross default provisions under the terms of each respective debt agreement. Additionally, on October 10, 2025, the Texas Fifth Court of Appeals reversed the judgment of the Texas District Court and confirmed the previous $55.3 million Arbitration Award. With post-judgment interest, the amount of the Arbitration Award is approximately $62.8 million as of June 30, 2025.
Our business is capital intensive, and we have historically generated net losses and, in aggregate, these net losses have resulted in an accumulated deficit of $2.1 billion as of June 30, 2025.
We currently finance our business through a combination of cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio, including proceeds received from the sale of certain alternative assets, receipt of fees for performing trust services, dividends and interest on investments, debt offerings, and equity offerings, including under the SEPA, and sales of loans extended to the Customer ExAlt Trusts. We have traditionally used proceeds from these sources for cash obligations arising from our initial capitalization and formative transactions, funding liquidity transactions and potential unfunded capital commitments, working capital, debt service payments, and costs associated with potential future products. We have recently completed the sale of certain beneficial interests in alternative assets, which has resulted in the receipt of gross proceeds of approximately $38.1 million, and we may consider the monetization of additional alternative assets as source of funding. BFF is also required to maintain sufficient regulatory capital due to its Kansas charter, though such amount is not significant.
The ability of Ben, BCH, and our operating subsidiaries to access the cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio is limited by the terms of the ExAlt Loans from Ben Liquidity to the Customer ExAlt Trusts. Historically, Ben Liquidity has elected to capitalize interest that accrues on the ExAlt Loans and only receives payments on the ExAlt Loans, at the discretion of the applicable trustee, following the Customer ExAlt Trusts’ receipt of cash distributions on their alternative asset portfolio. The trustee of the Customer ExAlt Trusts intends to make principal payments on the ExAlt Loans out of the proceeds of the distributions or sale proceeds received from the alternative assets. To the extent the Customer ExAlt Trusts do not receive distributions, such as if the managers of the professionally managed funds comprising the alternative assets determine to delay distributions or transactions, that would result in the distributions to its limited partners, the Customer ExAlt Trusts’ ability to repay the ExAlt Loans, and therefore, Ben Liquidity’s ability to receive principal and interest payments in cash may be adversely impacted. Additionally, efforts to pursue additional sales of the beneficial interests in the alternative assets may not come to fruition. During the three months ended June 30, 2025, largely as a result of macro-economic conditions, the Customer ExAlt Trusts continued to receive fewer distributions from their alternative assets, excluding the proceeds received from the sales described herein, than was originally anticipated, which adversely impacted the Customer ExAlt Trusts’ ability to repay the ExAlt Loans and our liquidity. Such conditions are expected to continue throughout the first half of fiscal year 2026. As described above, in an effort to address cash flow restraints the Company has been experiencing primarily relating to delays in distributions and other realization events on the interests in alternative assets held the Customer ExAlt Trusts, the Company has commenced an initiative (the “Asset Sales Initiative”) to sell or otherwise monetize a portion of the assets reported on the Company’s consolidated balance sheet, including assets and additional investments held by the Customer ExAlt Trusts if, as and when prudent. Through October 13, 2025, this has resulted in sales of approximately $38.1 million of limited partner interests by entities held by the Customer ExAlt Trusts. While the Company intends to consider additional sales, there can be no assurances that such additional sales will be available on favorable terms or at all.
We expect that the Company will require additional capital to satisfy our obligations and fund our operations for the next twelve months, which will likely be achieved through the issuance of additional debt or equity, including through the SEPA, and the monetization of certain of the investments held by the Customer ExAlt Trusts. We continue to evaluate our available options with respect to the Arbitration Award, which may include appealing to the Texas Supreme Court or working with the claimant in the arbitration on settlement terms that could reduce the potential near term cash obligations associated with the arbitration. We continue to explore raising additional capital through a combination of debt financing and/or equity financing to supplement the Company’s capitalization and liquidity. If and as we raise additional funds by incurring loans or by issuing debt securities or preferred stock, these forms of financing have rights, preferences, and privileges senior to those of holders of our Common Stock. The availability and the terms under which we are able to raise additional capital could be disadvantageous, and the terms of debt financing and/or equity financing could place significant restrictions on our operations. Macroeconomic conditions and credit markets are also impacting the availability and cost of potential future debt financing. As we raise capital through the issuance of additional equity, such sales and issuance have and will continue to dilute the ownership interests of the existing holders of Common Stock. There can be no assurances that any additional debt and/or equity financing would be available to us on favorable terms or at all. We expect to continue to incur net losses, comprehensive losses and negative cash flows from operating activities until we meet a certain scale of operations.
As of the date of this Quarterly Report on Form 10-Q, we believe that our anticipated operating cash flows, proceeds on ExAlt Loan payments and fee income derived from distributions on investments held by the Customer ExAlt Trusts or other investments held by Ben, and additional sources of liquidity, are not sufficient to meet our contractual obligations over the next 12 months. Additionally, unless the Arbitration Award is overturned or the Arbitration Award is significantly reduced, the losses incurred in connection with the Arbitration Award would have a material adverse effect on our liquidity and financial condition.
Our contractual obligations over the next 12 months include scheduled maturities of outstanding borrowings of approximately $12.4 million with a maturity date of March 31, 2026. Additionally, on April 14, 2025, the HCLP Loan purportedly matured, and on July 30, 2025, we received written notice from HCLP that events of default had occurred with respect to our borrowings under the HCLP Loan Agreement (approximately $94.5 million (including an unamortized premium thereon) of debt outstanding and unpaid interest of $21.2 million as of June 30, 2025). The debt and accrued interest matured and became due and payable upon such maturity. Due to the Company identifying credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP.
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

As further discussed in other sections of this Quarterly Report on Form 10-Q, on June 27, 2023, we entered into the SEPA with Yorkville, whereby we have the right, but not the obligation, to sell to Yorkville up to $250.0 million of shares of the Company’s Class A common stock. Through October 13, 2025, the Company had offered and sold 4,911,775 shares of Class A common stock to the Yorkville Investor pursuant to the SEPA for net proceeds of approximately $9.3 million. On June 20, 2024, the Company obtained stockholder approval pursuant to Nasdaq Listing Rule 5635(d) for the issuance of shares of Class A common stock to the Yorkville in excess of the Exchange Cap. As a result, the Company may issue up to an aggregate of approximately $246.1 million worth of shares of Class A common stock following registration with the SEC, on November 12, 2024. As of October 13, 2025, approximately $240.7 million worth of shares of Class A common stock remains available under the terms of the SEPA. The issuance of additional shares of Class A common stock under the SEPA will dilute the percentage ownership interest of all stockholders, could dilute the book value per share of the Class A common stock and will increase the number of the Company’s outstanding shares, which could cause the market price of our Class A common stock to decrease. Additionally, the decision regarding future sale of shares, including those under the SEPA, is subject to market conditions, such as trading volume, price of our Class A Common Stock and other factors beyond our control.
As further discussed in other sections of this Quarterly Report on Form 10-Q, on October 19, 2023, we entered into a three-year $25.0 million term loan with HH-BDH, which was fully drawn upon closing and, the proceeds of which were used to repay certain outstanding obligations, fund development of our products, and provide additional working capital. On August 16, 2024, an amendment to the term loan with HH-BDH was executed to add a subsequent term loan of $1.7 million, which was fully drawn upon the closing, and, the proceeds of which used to provide additional working capital. During the three months ended June 30, 2025, we agreed to an advance, as part of a currently ongoing negotiation to amend the term loan with HH-BDH, to add a subsequent term loan of $850 thousand, which has been fully drawn, and, the proceeds of which used to provide additional working capital. The HH-BDH Credit Agreement contains certain financial maintenance covenants, including a debt service coverage ratio and, beginning on December 31, 2024, a minimum liquidity requirement of $4.0 million, measured on the last day of each month. The Company has at times in late fiscal year 2025 and in subsequent periods been in default on certain of the required payment obligations, financial covenants, and information reporting requirements of the HH-BDH Credit Agreement. The Company is actively working with the lender on waivers related to these defaults along with the amendment to the HH-BDH Credit Agreement. Such negotiations remain in process as of the date of this Quarterly Report on Form 10-Q. The events of default under the HCLP Loan Agreement described above triggered a cross default provision in the HH-BDH Credit Agreement. The Company timely notified HH-BDH of the cross default and, as of the date of this Quarterly Report on Form 10-Q, HH-BDH has not notified the Company that it intends to declare an event of default as its relates to the cross default provision of the HH-BDH Credit Agreement.
If any of these limitations of the HH-BDH Credit Agreement or the HCLP Loan Agreement, for which there are currently existing events of defaults on these related party debt obligations, were to materially impede the flow of cash to us, our ability to service and repay our related party debt would be materially and adversely affected. Notwithstanding the receipt of the proceeds of the borrowings made under the HH-BDH Credit Agreement, as amended, to the extent the Company continues to receive cash distributions that are less than previously projected amounts from its alternative assets, the Company will require additional capital to fund and grow its operations.
We may not be able to refinance our indebtedness or obtain additional financing on terms favorable to the Company, or at all. To the extent that Ben or its subsidiaries raise additional capital through the future sale of equity or debt, the ownership interest of our existing equity holders may be diluted. The terms of these future equity or debt securities may include liquidation or other preferences that adversely affect the rights of our existing equity unitholders or involve negative covenants that restrict Ben’s ability to take specific actions, such as incurring additional debt or making additional investments in growing the operations of the Company. If Ben defaults on these borrowings, then the Company will be required to either (i) sell participation or other interests in our loans or other of our assets or (ii) to raise additional capital through the sale of equity and the ownership interest of our equity holders may be diluted. Further, given the number of shares of Class A common stock eligible for resale as a result of various registration statements we have filed with the SEC, our stock price may be further depressed as a result of significant sales of our securities, which could adversely affect our ability to raise equity capital on favorable terms or at all. In addition, because the $920.00 exercise price per share of the outstanding Warrants substantially exceeds the current trading price per share of our Class A common stock ($0.30 per share as of June 30, 2025), there is no assurance that the Warrants will be in the money prior to their expiration and it is unlikely that the Warrant holders will be able to exercise such Warrants in the near future, if at all. Accordingly, we are unlikely to receive any proceeds from the exercise of the Warrants in the near future, if at all, and the Warrants may not provide any additional capital. Similarly, the Yorkville Warrants have an exercise price ($2.63 per share) that significantly exceeds the current trading price per share of our Class A common stock. In considering our capital requirements and sources of liquidity, we have not assumed or relied on the receipt of proceeds from the exercise of Warrants or Yorkville Warrants. As a result of the foregoing, we may require additional capital resources to execute strategic initiatives to grow our business.

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
Recent Equity Issuances
On August 13, 2025, the Company issued 40,000 shares of Class A common stock of the Company to a consultant of the Company.
On each of April 4, 2025, April 10, 2025, April 21, 2025, June 5, 2025, and June 11, 2025, Yorkville purchased 50,000, 37,504, 46,867, 582,179 and 225,000 shares of Class A common stock for $0.30, $0.29, $0.29, $0.29 and $0.29 per share, respectively, pursuant to the terms of the SEPA.

As part of the Limited Conversion described above, on October 15, 2025, certain holders of BCH Preferred A-1, that were issued prior to the Company’s initial listing on The Nasdaq Stock Market, LLC, elected to convert $52.6 million (based on their capital account balances determined pursuant to Section 704 of the Internal Revenue Code) of such BCH Preferred A-1 for BCH Class S Ordinary Units, which were subsequently contemporaneously exchanged for shares of the Company’s Class A common stock. The Limited Conversion resulted in the issuance of 101,294,288 shares of Class A common stock, and immediately following the Limited Conversion, there were 110,758,536 shares of Class A common stock outstanding.
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
As a result of the Specified Events of Default, in accordance with Section 5(c)(i) of each certain security agreements executed in connection with the HCLP Loan Agreements the Notice provides that the pledgors pursuant to such security agreements are prohibited from selling, transferring, exchanging, disposing of, or granting any option with respect to the following collateral and any related proceeds as of July 29, 2025: (i) the equity interests in the underlying investment funds, in each case together with the certificates (or other agreements or instruments), if any, representing such equity interests, and all options and other rights, contractual or otherwise, with respect thereto; (ii) the loans and loan agreements made to the funding trusts; (iii) the acquisition documents; (iv) all other accounts, chattel paper, documents, general intangibles, instruments, investment property, money, deposit accounts, goods, commercial tort claims, letters of credit, letter of credit rights and supporting obligations; (v) all proceeds of the property described in the foregoing clauses (i), (ii), (iii) and (iv); and (v) all books and records (including computer software and other records) pertaining to any of the foregoing.
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
On October 10, 2025, HCLP brought an action in the Delaware Court of Chancery against Delaware Trust Company (“DTC”) individually and as trustee for twenty-five Custody Trusts (the “Custody Trusts”). The Custody Trusts hold collateral against which certain of the Company’s ExAlt Loans are made. HCLP purports to be lender to BCH and its affiliates and asserts that the Company owes HCLP approximately $122 million on two loans which it claims are in default. HCLP further alleges that the Custody Trusts guaranteed the loans which are secured by certain pledge agreements. The action seeks to enforce the guarantees and the pledge agreements and prevent any future distributions to the Company. HCLP also filed a motion for a temporary restraining order which seeks to enjoin DTC, in the interim, from selling, transferring, or encumbering the assets held by the Custody Trusts. The Company is not named in either the action or the motion. Due to the Company identifying credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP and their agents.
As part of the Seventh Amendments, Ben agreed to pay fees totaling approximately $0.1 million. During the three months ended June 30, 2025 and 2024, no deferred financing costs were paid to HCLP. No payments of principal or interest have been made on the First Lien or Second Lien Credit Agreements since the interest payment made in March 2023. Accrued interest on the First Lien or Second Lien Credit Agreements of $21.2 million as of June 30, 2025 and $18.6 million as of March 31, 2025 is included in other liabilities in the consolidated statement of financial condition.
In connection with the Second A&R Agreements, Beneficient Holdings, Inc. (“BHI”), which is owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, owns a majority of the BCH Class S Ordinary Units, Class S Preferred Units of BCH (“BCH Class S Preferred Units”), BCH Preferred A-0, Preferred Series A Subclass 1 Unit Accounts of BCH (“BCH Preferred A-1”), and BCH FLP-1 Unit Accounts, and Subclass 3 FLP Unit Accounts of BCH, will grant certain tax-related concessions to HCLP as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5% of BCH Preferred A-1 held by BHI, which will be held by HCLP, may convert to BCH Preferred A-0. In addition, recipients of a grant of BCH Preferred A-1 from BHI will have the right to put an amount of BCH Preferred A-1 to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred A-1 from BHI. No such liability existed as of June 30, 2025 or March 31, 2025.
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
During the three months ended June 30, 2025, we agreed to an advance, as part of a currently ongoing negotiation to amend the term loan with HH-BDH, to add a subsequent term loan of $850 thousand, which has been fully drawn, and, the proceeds of which used to provide additional working capital. We have also made significant principal payments principally from proceeds received from the Asset Sales Initiative as described elsewhere in this Quarterly Report on Form 10-Q. The Company has at times in late fiscal year 2025 and in subsequent periods been in default on certain of the required payment obligations, financial covenants, and information reporting requirements of the HH-BDH Credit Agreement. The Company is actively working with the lender on waivers related to these defaults along with the amendment to the HH-BDH Credit Agreement. Such negotiations remain in process as of the date of this Quarterly Report on Form 10-Q.
The events of default under the HCLP Loan Agreement triggered a cross default provision in the HH-BDH Credit Agreement. The Company timely notified HH-BDH of the of the cross default and, as of the date of this Quarterly Report on Form 10-Q, HH-BDH has not notified the Company that it intends to declare an event of default as its relates to cross default provision of the HH-BDH Credit Agreement.

Inflation
Changes in inflation do not necessarily correlate with changes in interest rates. We presently do not foresee any material impact of inflation on our results of operations in the periods presented in our consolidated financial statements.
Unfunded Capital Commitments
The Customer ExAlt Trusts had $39.2 million and $41.6 million of potential gross capital commitments as of June 30, 2025, and March 31, 2025, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The trust holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by certain of the associated trusts within the ExAlt PlanTM or affiliated entities. To the extent that the associated Customer ExAlt Trust or their affiliated entities cannot pay the capital funding commitment, Ben is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Ben to the Customer ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves, if any, held by the associated Customer ExAlt Trusts or their affiliated entities are added to the ExAlt Loan balance between Ben and the Customer ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. The majority, or 91%, of our portfolio with an unfunded commitment has a vintage of 2012 and prior. As the vintages continue to age, a cash requirement becomes less likely. We consider the creditworthiness of the investment on a case-by-case basis. As of June 30, 2025 and March 31, 2025, there were no reserves for losses on unused commitments to fund potential limited partner capital funding commitments. In connection with the Asset Sale Initiatives, $2.6 million of unfunded capital commitments as of June 30, 2025 were or will be assigned to, and assumed by, the purchasers in the executed transaction.
Dependence on Related Party Transactions
In the ordinary course of business, we depend on certain transactions with related parties. For example, as discussed above, Ben, through its subsidiaries, is a party to the Second A&R Agreements with HCLP. HCLP is an indirect subsidiary of Highland Consolidated, L.P. Ben’s former CEO is a beneficiary and trust investment advisor of the trusts that control, and are the partners of, Highland Consolidated, L.P. As of June 30, 2025, we had approximately $94.5 million (including an unamortized premium thereon) of debt outstanding derived from BCH’s secured loans with HCLP. In addition, unpaid interest of $21.2 million was accrued and owed as of June 30, 2025. As described elsewhere, on July 30, 2025, we were notified of events of default under the HCLP Loan Agreement, however, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan in light of credible evidence that Mr. Heppner, our former CEO, participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items.
Additionally, effective October 19, 2023, Ben, through its subsidiaries, is a party to the $25.0 million HH-BDH Credit Agreement with HH-BDH. HH-BDH’s sole member is Hicks Holdings whose managing member is a member of our Board. On August 16, 2024, Amendment to the HH-BDH Credit Agreement was executed to add a subsequent term loan of $1.7 million. During the three months ended June 30, 2025, we borrowed an additional $850 thousand under the HH-BDH Credit Agreement and with proceeds from the Asset Sales Initiative made principal payments on the loan totaling $10.5 million. We are in the process of negotiating waivers for certain defaults that have occurred under the HH-BDH Credit Agreement related to required payment obligations, financial covenants, and information reporting requirements as part of an amendment to that agreement. Additionally, the events of default under the HCLP Loan Agreement described above triggered a cross default provision in the HH-BDH Credit Agreement. The Company timely notified HH-BDH of the cross default and, as of the date of this Annual Report on Form 10-K, HH-BDH has not notified the Company that it intends to declare an event of default as its relates to the cross default provision of the HH-BDH Credit Agreement. As of June 30, 2025, we had approximately $11.6 million (including an unamortized discount thereon) of debt outstanding derived from the term loan with HH-BDH. Subsequent to June 30, 2025, we have made additional principal payments on the loan totaling $4.5 million primarily with proceeds from the Asset Sales Initiative through October 13, 2025.
Furthermore, Ben and BCH are parties to a Services Agreement with Bradley Capital Company, L.L.C. (“Bradley Capital”) and Beneficient Management Counselors, L.L.C. effective June 1, 2017. Effective as of January 1, 2022, the parties entered into the First Amended and Restated Services Agreement and effective June 7, 2023, the parties entered into the Second Amended and Restated Services Agreement (the “Services Agreement”). Bradley Capital is an entity associated with Ben’s former CEO. During the three months ended June 30, 2025 and 2024, Ben recognized expenses totaling $0.6 million and $0.7 million, respectively, related to this services agreement. As of June 30, 2025 and March 31, 2025, $4.5 million and $3.9 million, respectively, was owed to Bradley Capital related to the Services Agreement.

Critical Accounting Estimates
We have identified certain accounting estimates that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date. The critical accounting estimates that we believe to be the most critical in preparing our consolidated financial statements relate to the fair value determination of investments in alternative assets held by the Customer ExAlt Trusts, the determination of the allowance for credit losses, principally relevant as an input to the allocation of income (loss) to Ben’s and BCH’s equity holders, the allocation of income (loss) to Ben’s and BCH’s equity holders, evaluation of potential loss contingencies principally related to ongoing legal matters and evaluation of potential impairment of goodwill and other intangibles. Since March 31, 2025, there have been no changes in critical accounting estimates as further described under “Critical Accounting Estimates” in our Annual Report.

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
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
Other than described below related to remediating the prior year material weakness, there were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2025, that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
Remediation of Prior Year Material Weakness
As disclosed in the Company’s Annual Report on Form 10-K for the year ending March 31, 2025, the Company identified credible evidence that a certain now former member of senior management engaged in inappropriate conduct by participating in fabricating and delivering fake documents to the Company regarding his and others’ relationships to one of our lenders, knowing that these documents would be provided to the Company’s auditors and such actions did not comport with the Company’s culture of compliance, code of conduct and ethics. For the year ending March 31, 2025, we concluded that there was a deficiency in the control environment specifically because the foregoing actions failed to demonstrate commitment to integrity and ethical behavior and senior management did not set an appropriate tone at the top.
We implemented various remedial actions to address the material weakness described above. These actions included the following:
•certain senior management members are no longer employed by Beneficient;
•the roles of the chairperson of the board of directors and the CEO were separated.
•The Audit Committee, Board of Directors, and/or senior management have increased communication and training regarding the ethical values of Beneficient, requirement to comply with laws, our code of conduct and other policies.
As a result of such remediation efforts, the Company concluded that the material weakness has been remediated as of June 30, 2025.

PART II. OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
Except as set forth below, there have been no material changes in the legal proceedings previously disclosed in response to Part I, Item 3. “Legal Proceedings” set forth in our Annual Report on Form 10-K for the year ended March 31, 2025 filed with the SEC on September 29, 2025.
On December 16, 2022, a former member of the board of directors of Ben Management initiated a private arbitration in the International Court of Arbitration of the International Chamber of Commerce, challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The claimant sought total damages of $36.3 million plus attorney’s fees and punitive damages. On April 23, 2024, the sole arbitrator held that in terminating the claimant’s equity awards, the Company had breached its contractual obligations, and as a result, awarded the claimant $55.3 million in compensatory damages, including pre-judgment interest. Post-judgment interest was also awarded to claimant. Neither attorneys’ fees nor punitive damages were awarded to the claimant. The Company was also asked to pay arbitration-related costs in the amount of approximately $0.1 million. On July 29, 2024, the Texas District Court entered an order vacating the previous Arbitration Award against the Company in the aggregate amount of approximately $55.3 million in compensatory damages, including pre-judgment and post-judgement interest. The Texas District Court directed the parties to file motions requesting any further relief that may be available within twenty days of the order. On August 2, 2024, the claimant filed an appeal to challenge the order vacating the Arbitration Award in the Texas Fifth Court of Appeals. The claimant filed his opening brief on October 28, 2024, and the Company filed its response brief on January 21, 2025. On February 10, 2025, the claimant filed his reply brief. The Texas Fifth Court of Appeals heard oral arguments in April 2025. On October 10, 2025, the Texas Fifth Court of Appeals reversed the judgment of the Texas District Court and confirmed the previous Arbitration Award. The Company will continue to vigorously defend itself in this matter and we are exploring available options with respect to the Arbitration Award, which may include appealing to the Texas Supreme Court or working with the claimant in the arbitration on settlement terms that could reduce the potential near term cash obligations associated with the arbitration.
On October 10, 2025, HCLP brought an action in the Delaware Court of Chancery against Delaware Trust Company (“DTC”) individually and as trustee for twenty-five Custody Trusts (the “Custody Trusts”). The Custody Trusts hold collateral against which certain of the Company’s ExAlt Loans are made. HCLP purports to be lender to BCH and its affiliates and asserts that the Company owes HCLP approximately $122 million on two loans which it claims are in default. HCLP further alleges that the Custody Trusts guaranteed the loans which are secured by certain pledge agreements. The action seeks to enforce the guarantees and the pledge agreements and prevent any future distributions to the Company. HCLP also filed a motion for a temporary restraining order which seeks to enjoin DTC, in the interim, from selling, transferring, or encumbering the assets held by the Custody Trusts. The Company is not named in either the action or the motion. Due to the Company identifying credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP and their agents.
ITEM 1A — RISK FACTORS
There have been no material changes in the risk factors previously disclosed in response to Part I, Item 1A. “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025 filed with the SEC on September 29, 2025, except as set forth below.
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
Pursuant to the Stockholders’ Equity Notice and the Listing Rules of Nasdaq, Nasdaq provided the Company with 45 calendar days, or until August 30, 2024, to submit a plan to regain compliance with the Minimum Stockholders’ Equity Requirement. On August 30, 2024, the Company timely submitted a plan to regain compliance with the Minimum Stockholders’ Equity Requirement. On November 25, 2024, Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC confirming that the Company had regained compliance with the Minimum Stockholders’ Equity Requirement, after giving pro forma effect to the (i) redesignation of approximately $35 million of BCH Preferred Series A Subclass 0 Unit Accounts into non-redeemable BCH Preferred Series A Subclass 0 Unit Accounts and (ii) the Company’s sale of 3,274,000 shares of its Class A common stock to Yorkville on November 15, 2024, for aggregate consideration of approximately $5.1 million, pursuant to the SEPA, which resulted in pro forma stockholders’ equity of $26.9 million as of September 30, 2024. In the Quarterly Report on Form 10-Q for December 31, 2024, we reported permanent equity amounts greater than the Minimum Stockholders’ Equity Requirement, however, in the Annual Report on Form 10-K for the fiscal year ended March 31, 2025, we reported stockholders’ equity below the Minimum Stockholders’ Equity Requirement, which resulted in the Additional Determination Letter (as defined below).
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
The filing of the Annual Report on Form 10-K on September 29, 2025 and this Quarterly Report on Form 10-Q was within the extension period allowed for by the Panel, demonstrating compliance with the Periodic Filing Requirement.
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
On October 3, 2025, the Company was notified by staff of Nasdaq that because the Company’s Form 10-K for the fiscal year ended March 31, 2025 reported a stockholders’ equity of $(34.9) million, the Company was in non-compliance with the Minimum Stockholders’ Equity Requirement, which could also serve as a separate and additional basis for delisting in addition to the matters described above (such letter, the “Additional Determination Letter”). The Additional Determination Letter also provided that the Panel will consider the Additional Determination Letter in their decision regarding the Company’s continued listing on Nasdaq. The Company is taking definitive steps to evidence compliance with the Stockholders’ Equity Requirement or meet the alternative compliance standards, but there can be no assurance that the Company will regain compliance.
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
On December 16, 2022, a former member of the board of directors of Ben Management initiated a private arbitration in the International Court of Arbitration of the International Chamber of Commerce, challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The claimant sought total damages of $36.3 million plus attorney’s fees and punitive damages. On April 23, 2024, the sole arbitrator held that in terminating the claimant’s equity awards, the Company had breached its contractual obligations, and as a result, awarded the claimant $55.3 million in compensatory damages, including pre-judgment interest. Post-judgment interest was also awarded to claimant. Neither attorneys’ fees nor punitive damages were awarded to the claimant. The Company was also asked to pay arbitration-related costs in the amount of approximately $0.1 million. On July 29, 2024, the Texas District Court entered an order vacating the previous Arbitration Award against the Company in the aggregate amount of approximately $55.3 million in compensatory damages, including pre-judgment and post-judgement interest. The Texas District Court directed the parties to file motions requesting any further relief that may be available within twenty days of the order. On August 2, 2024, the claimant filed an appeal to challenge the order vacating the Arbitration Award in the Texas Fifth Court of Appeals. The claimant filed his opening brief on October 28, 2024, and the Company filed its response brief on January 21, 2025. On February 10, 2025, the claimant filed his reply brief. The Texas Fifth Court of Appeals heard oral arguments in April 2025. On October 10, 2025, the Texas Fifth Court of Appeals reversed the judgment of the Texas District Court and confirmed the previous Arbitration Award. The Company will continue to vigorously defend itself in this matter and we are exploring available options with respect to the Arbitration Award, which may include appealing to the Texas Supreme Court or working with the claimant in the arbitration on settlement terms that could reduce the potential near term cash obligations associated with the arbitration.
Brad Heppner and HCLP have made repeated attempts to control the Company’s subsidiaries and assets, and if they are successful, such attempts could cause irreparable harm to the Company.
Brad Heppner, the Company’s former Chief Executive Officer, and HCLP have made attempts to control the subsidiaries and assets of the Company. As discussed above, on October 10, 2025, HCLP brought an action in the Delaware Court of Chancery against DTC individually and as trustee for Custody Trusts, purporting to be lender to BCH and its affiliates and, among other things, seeks to enforce the guarantees and certain pledge agreements and prevent any future distributions to Beneficient from those particular Custody Trusts. Although the Company is evaluating its obligations under the HCLP Loan Agreement and intends to bring claims against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP and their agents, there is no guarantee that the Company’s efforts against these parties will be successful.
Furthermore, HCLP has attempted to utilize remedies it believes it has available under the HCLP Loan Agreement and certain pledge agreements to take control over certain of the Company’s subsidiaries. On October 14, 2025, the Company received correspondence from HCLP which purported to designate Beneficient Management Group, LLC as its nominee to exercise all voting and consensual powers with respect to certain collateral and many of the Company’s subsidiaries under the HCLP Loan Agreement. If Mr. Heppner utilizes such purported powers in an attempt to act on behalf of the Company or its subsidiaries, it could irreparably damage the Company’s reputation and interfere with the Company’s contractual relationships with third parties. Although the Company is challenging these actions, if successful, Mr. Heppner and HCLP’s efforts could have a material adverse effect on our financial condition and the trading price of our Class A common stock.
We identified a material weakness in our internal control over financial reporting, and our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2025. While we have implemented remedial actions and concluded the material weakness has been remediated as of June 30, 2025, if we fail to maintain effective disclosure controls and procedures and internal control over financial reporting, it could result in a material misstatement in our financial statements or a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our Class A common stock.
Pursuant to the Sarbanes-Oxley Act of 2002 and related rules and regulations, our management is required to report annually on the effectiveness of our internal control over financial reporting and assess the effectiveness of our disclosure controls on a quarterly basis. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to consistently produce reliable financial statements and financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. The Company disclosed a material weakness in internal control over financial reporting in its Annual Report on Form 10-K for the year ending March 31, 2025. The material weakness related to a deficiency in the control environment specifically because certain actions by a former member of senior management failed to demonstrate commitment to integrity and ethical behavior and senior management did not set an appropriate tone at the top. Although these actions did not have a quantitative impact on our financial statements, because of the circumvention of controls orchestrated by the now former member of senior management, we concluded that the potential for material misstatement of the financial statements was more than remote. Accordingly, management determined that this control deficiency constituted a material weakness as of March 31, 2025.
A “material weakness” is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
During the quarter ended June 30, 2025, we implemented various remedial actions and concluded as of June 30, 2025 that the material weakness described above has been remediated. Although we have implemented remedial actions to improve the design and operational effectiveness of the elements of the internal control environment that contributed to this material weakness, including through management changes and the separation of the role of chairperson of the board of directors and CEO, there can be no assurance that we will be successful in maintaining our internal controls over financial reporting, or that we will not identify additional control deficiencies or material weaknesses in the future. If we are not successful in maintaining our internal controls over financial reporting and our disclosure controls, or if we have additional control deficiencies, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports with the SEC in a timely manner, which may expose us to legal and regulatory liabilities and our Class A common stock to be delisted from Nasdaq, and may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our Class A common stock. In addition, implementing any appropriate changes to our internal controls may distract our officers and employees and/or entail substantial costs.
See Item 4 - “Controls and Procedures.”
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Except as set forth below, there were no sales of unregistered securities during the quarter ended June 30, 2025 that were not previously reported on a Current Report on Form 8-K or in our Annual Report on Form 10-K filed on September 29, 2025.
On October 15, 2025, certain holders of BCH Preferred A-1, that were issued prior to the Company’s initial listing on The Nasdaq Stock Market, LLC, elected to convert $52.6 million (based on their capital account balances determined pursuant to Section 704 of the Internal Revenue Code) of such BCH Preferred A-1 for BCH Class S Ordinary Units, which were subsequently contemporaneously exchanged for shares of the Company’s Class A common stock, (such transaction, the “Limited Conversion”). The Limited Conversion resulted in the issuance of 101,294,288 shares of Class A common stock, and immediately following the Limited Conversion, there were 110,758,536 shares of Class A common stock outstanding. The issuance of the Class A common Stock in the Limited Conversion was not registered under the Securities Act of 1933, as amended, and was issued in reliance upon the exemption provided in Section 4(a)(2) thereof.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BENEFICIENT

Date: October 20, 2025	By:	/s/ James G. Silk
Interim Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Date: October 20, 2025	By:	/s/ Gregory W. Ezell
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)