Form 10-Q
period 2025-09-30
Beneficient
filed 2025-11-14
CIK 1775734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 10, 2025, Beneficient had 110,758,536 shares of Class A common stock outstanding and 239,256 shares of Class B common stock outstanding.

EXPLANATORY NOTE
In order to maintain its listing on The Nasdaq Stock Market, LLC (“Nasdaq”), in 2024, the Company effected a reverse stock split of its Common Stock at a ratio of eighty (80) to one (1) and a simultaneous proportionate reduction in the authorized shares of each class of Common Stock as required by Nevada Revised Statutes (“NRS”) Section 78.207 (the “Reverse Stock Split”). The Company’s Class A common stock commenced trading on a post-reverse stock split basis at market open on April 18, 2024. Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise or conversion of the Company’s equity award, warrants, and other equity instruments convertible into common stock, as well as the applicable exercise price. All share and per share amounts of our Common Stock presented in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split.
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
•we have been notified that events of default have occurred with respect to the HCLP Loan Agreement (as defined herein), and we are subject to litigation in connection with the same. As a result of the events of default, HCLP (as defined herein) has made attempts to secure the collateral under the HCLP Loan Agreement. Additionally, Brad Heppner and HCLP have made repeated attempts to control the Company’s subsidiaries and assets, and if they are successful, such attempts could cause irreparable harm to the Company;
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
•the transfer of GWG Holdings Inc.’s (“GWG Holdings” or “GWG”) assets to the GWG Wind Down Trust (as defined herein) and the Litigation Trust pursuant to the Second Amended Joint Chapter 11 Plan has and could
i

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

BENEFICIENT
Form 10-Q
For the Quarter Ended September 30, 2025

PART I. FINANCIAL INFORMATION
Item 1 — Financial Statements
BENEFICIENT
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2025	March 31, 2025
(Dollars and shares in thousands)	(unaudited)
ASSETS
Cash and cash equivalents	$4,902	$1,346
Investments, at fair value:
Investments held by Customer ExAlt Trusts (related party of nil and $5)	243,978	291,371
Other assets, net (related party of $470 and $404)	54,339	49,144
Intangible assets	3,100	3,100
Goodwill	9,914	9,914
Total assets	$316,233	$354,875
LIABILITIES, TEMPORARY EQUITY, AND EQUITY (DEFICIT)
Accounts payable and accrued expenses (related party of $16,143 and $14,733)	$234,348	$156,770
Other liabilities (related party of $24,874 and $19,360)	29,861	24,381
Warrants liability	365	227
Debt due to related parties	103,960	117,896
Total liabilities	368,534	299,274
Redeemable noncontrolling interests
Preferred Series A Subclass 0 Redeemable Unit Accounts, nonunitized	90,526	90,526
Total temporary equity	90,526	90,526
Shareholders’ equity (deficit):
Preferred stock, par value $0.001 per share, 250,000 shares authorized
Series A preferred stock, 0 and 0 shares issued and outstanding as of September 30, 2025 and March 31, 2025	—	—
Series B preferred stock, 1,543 and 363 shares issued and outstanding as of September 30, 2025 and March 31, 2025, respectively	2	—
Class A common stock, par value $0.001 per share, 5,000,000 and 5,000,000 shares authorized as of September 30, 2025 and March 31, 2025, respectively, 9,465 and 8,483 shares issued as of September 30, 2025 and March 31, 2025, respectively, and 9,456 and 8,474 shares outstanding as of September 30, 2025 and March 31, 2025, respectively	9	8
Class B convertible common stock, par value $0.001 per share, 250 shares authorized, 239 and 239 shares issued and outstanding as of September 30, 2025 and March 31, 2025, respectively	—	—
Additional paid-in capital	1,857,211	1,844,489
Accumulated deficit	(2,076,757)	(2,008,052)
Treasury stock, at cost (9 shares as of September 30, 2025 and March 31, 2025)	(3,444)	(3,444)
Accumulated other comprehensive income (loss)	90	(2)
Noncontrolling interests	80,062	132,076
Total equity (deficit)	(142,827)	(34,925)
Total liabilities, temporary equity, and equity (deficit)	$316,233	$354,875
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in thousands, except per share amounts)	2025	2024	2025	2024
Revenues
Investment income (loss), net	$(3,162)	$8,541	$(15,938)	$19,569
Gain (loss) on financial instruments, net (related party of $(4), $(173), $(5) and $(538), respectively)	211	(179)	166	(1,362)
Interest and dividend income	10	12	20	24
Trust services and administration revenues (related party of $8, $8, $15 and $15, respectively)	178	187	366	376
Total revenues	(2,763)	8,561	(15,386)	18,607

Operating expenses
Employee compensation and benefits	2,429	7,135	5,760	10,985
Interest expense (related party of $3,140, $3,135, $6,457 and $6,189, respectively)	4,898	4,320	8,313	8,608
Professional services	5,331	7,257	13,288	12,801
Provision for credit losses	—	476	—	1,000
Loss on impairment of goodwill	—	298	—	3,692
Accrual (release) of loss contingency related to arbitration award	—	—	62,831	(54,973)
Other expenses (related party of $714, $694, $1,428 and $1,388, respectively)	2,443	2,790	4,934	5,871
Total operating expenses	15,101	22,276	95,126	(12,016)
Operating income (loss)	(17,864)	(13,715)	(110,512)	30,623
(Gain) loss on liability resolution	—	(23,462)	—	(23,462)
Net income (loss) before income taxes	(17,864)	9,747	(110,512)	54,085
Income tax expense	43	—	43	28
Net income (loss)	(17,907)	9,747	(110,555)	54,057
Plus: Net loss attributable to noncontrolling interests - Customer ExAlt Trusts	9,780	4,523	25,992	5,049
Plus: Net loss attributable to noncontrolling interests - Ben	9,191	3,067	25,175	10,254
Less: Noncontrolling interest guaranteed payment	(4,693)	(4,423)	(9,317)	(8,779)
Net income (loss) attributable to Beneficient common shareholders	$(3,629)	$12,914	$(68,705)	$60,581
Other comprehensive income (loss):
Unrealized gain (loss) on investments in available-for-sale debt securities	92	26	92	5
Total comprehensive income (loss)	(3,537)	12,940	(68,613)	60,586
Less: Comprehensive gain (loss) attributable to noncontrolling interests	92	26	92	5
Total comprehensive income (loss) attributable to Beneficient	$(3,629)	$12,914	$(68,705)	$60,581

Net income (loss) per common share
Class A - basic	$(0.37)	$2.98	$(7.33)	$14.58
Class B - basic	$(0.37)	$2.69	$(7.33)	$14.80
Net income (loss) per common share
Class A - diluted	$(0.37)	$0.03	$(7.33)	$0.18
Class B - diluted	$(0.37)	$0.03	$(7.33)	$0.18
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(UNAUDITED)
For the three months ended September 30, 2025 and 2024:

	Series A preferred stock		Series B preferred stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 10)	Total equity (deficit)	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2025	—	$—	1,543	$2	9,425	$9	239	$—	$1,856,723	$(2,073,128)	$—	$(3,444)	$(2)	$99,443	$(120,397)	$90,526
Net income (loss)	—	—	—	—	—	—	—	—	—	(3,629)	—	—	—	(15,970)	(19,599)	1,692
Reclass of distributions payable to noncontrolling interest holder	—	—	—	—	—	—	—	—	—	—	—	—	—	(410)	(410)	—
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	462	—	—	—	—	—	462	—
Unrealized gain (loss) on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	90	—	90	—
Realized gain (loss) on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	2	—	2	—
Preferred A-0 Unit Accounts guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,001)	(3,001)	(1,692)
Issuance of Class A common stock to settle liabilities	—	—	—	—	40	—	—	—	26	—	—	—	—	—	26	—
Balance, September 30, 2025	—	$—	1,543	$2	9,465	$9	239	$—	$1,857,211	$(2,076,757)	$—	$(3,444)	$90	$80,062	$(142,827)	$90,526

	Series A preferred stock		Series B preferred stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 10)	Total equity (deficit)	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 30, 2024	—	$—	227	$—	4,006	$4	239	$—	$1,852,187	$(2,011,547)	$(20,038)	$(3,444)	$255	$34,293	$(148,290)	$251,052
Net income (loss)	—	—	—	—	—	—	—	—	—	12,914	—	—	—	(7,590)	5,324	4,423
Noncontrolling interest reclass	—	—	—	—	—	—	—	—	—	—	—	—	—	(122)	(122)	—
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	3,364	—	—	—	—	—	3,364	—
Issuance of Class A common stock to settle liabilities	—	—	—	—	211	—	—	—	307	—	—	—	—	—	307	—
Issuance of Class A common stock	—	—	—	—	363	1	—	—	672	—	—	—	—	—	673	—
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	26	—	26	—
Preferred A-0 Unit Accounts guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,423)
Termination of prepaid forward purchase agreement	—	—	—	—	—	—	—	—	(20,038)	—	20,038	—	—	—	—	—
Reclass of BCH Preferred A-0 from temporary to permanent equity	—	—	—	—	—	—	—	—	—	—	—	—	—	125,526	125,526	(125,526)
Balance, September 30, 2024	—	$—	227	$—	4,580	$5	239	$—	$1,836,492	$(1,998,633)	$—	$(3,444)	$281	$152,107	$(13,192)	$125,526
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (cont’d)
(UNAUDITED)
For the six months ended September 30, 2025 and 2024:

	Series A preferred stock		Series B-1 preferred stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 10)	Total equity (deficit)	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2025	—	$—	363	$—	8,483	$8	239	$—	$1,844,489	$(2,008,052)	$—	$(3,444)	$(2)	$132,076	$(34,925)	$90,526
Net income (loss)	—	—	—	—	—	—	—	—	—	(68,705)	—	—	—	(45,209)	(113,914)	3,359
Noncontrolling interest reclass	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,331)	(1,331)	—
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	923	—	—	—	—	—	923	—
Issuance of shares in connection with equity purchase agreement	—	—	—	—	942	1	—	—	270	—	—	—	—	—	271	—
Unrealized gain (loss) on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	90	—	90	—
Realized gain (loss) on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	2	—	2	—
Preferred A-0 guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,958)	(5,958)	(3,359)
Issuance of common shares to settle liability	—	—	—	—	40	—	—	—	26	—	—	—	—	—	26	—
Miscellaneous adjustment to previously allocated FLP Subclass 3 income	—	—	—	—	—	—	—	—	—	—	—	—	—	189	189	—
Issuance of shares in connection with recent financings	—	—	1,180	2	—	—	—	—	11,503	—	—	—	—	295	11,800	—
Balance, September 30, 2025	—	$—	1,543	$2	9,465	$9	239	$—	$1,857,211	$(2,076,757)	$—	$(3,444)	$90	$80,062	$(142,827)	$90,526
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (cont’d)
(UNAUDITED)

	Series A preferred stock		Series B preferred stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling interests (Note 10)	Total equity (deficit)	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2024	—	$—	227	$—	3,348	$3	239	$—	$1,848,068	$(2,059,214)	$(20,038)	$(3,444)	$276	$42,231	$(192,118)	$251,052
Net income (loss)	—	—	—	—	—	—	—	—	—	60,581	—	—	—	(15,303)	45,278	8,779
Noncontrolling interest reclass	—	—	—	—	—	—	—	—	—	—	—	—	—	(347)	(347)	—
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	4,358	—	—	—	—	—	4,358	—
Issuance of shares in connection with equity purchase agreement	—	—	—	—	449	1	—	—	2,554	—	—	—	—	—	2,555	—
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	5	—	5	—
Preferred A-0 guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,779)
Issuance of common shares to settle liability	—	—	—	—	340	—	—	—	1,221	—	—	—	—	—	1,221	—
Issuance of Class A common stock	—	—	—	—	363	1	—	—	672	—	—	—	—	—	673	—
Rounding adjustment in connection with reverse stock split	—	—	—	—	80	—	—	—	—	—	—	—	—	—	—	—
Equity issuance costs reclassed to APIC	—	—	—	—	—	—	—	—	(343)	—	—	—	—	—	(343)	—
Termination of prepaid forward purchase agreement	—	—	—	—	—	—	—	—	(20,038)	—	20,038	—	—	—	—	—
Reclass of BCH Preferred A-0 from temporary to permanent equity	—	—	—	—	—	—	—	—	—	—	—	—	—	125,526	125,526	(125,526)
Balance, September 30, 2024	—	$—	227	$—	4,580	$5	239	$—	$1,836,492	$(1,998,633)	$—	$(3,444)	$281	$152,107	$(13,192)	$125,526
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$(110,555)	$54,057
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	385	805
Net amortization of debt premium and discount (related party of $182 and $99)	182	99
Loss on impairment of goodwill	—	3,692
Loss on financial instruments, net (related party of $(5) and $(538))	(166)	1,362
Investment income (loss), net	15,938	(19,569)
Non cash interest expense (related party of $5,573 and $4,622)	7,364	6,584
Non cash interest income	(256)	—
Non cash share-based compensation	923	4,358
Provision for credit losses	—	1,000
Accrual (release) of loss contingency related to arbitration award	62,831	(54,973)
Provision for deferred taxes	43	—
(Gain) loss on liability resolution	—	(23,462)
Changes in assets and liabilities:
Changes in other assets	(955)	168
Changes in accounts payable and accrued expenses	(1,098)	6,710
Changes in other liabilities and deferred revenue	—	(90)
Net cash used in operating activities	(25,364)	(19,259)
Cash flows from investing activities:
Return of investments in alternative assets held by Customer ExAlt Trusts	7,780	12,547
Proceeds from disposition of alternative assets held by Customer ExAlt Trusts	37,174	—
Purchase of investments in alternative assets held by Customer ExAlt Trusts	(2,033)	(450)
Purchase of premises and equipment	(96)	(933)
Net cash provided by investing activities	42,825	11,164
Cash flows from financing activities:
Proceeds from related party debt financings	850	1,675
Payments on related party debt financings	(15,026)	(200)
Proceeds from issuance of convertible debt	—	1,775
Proceeds received from issuance of Class A common shares under equity purchase agreement	271	2,555
Payment of deferred financing costs for equity	—	(1,564)
Proceeds from sale of Class A common shares	—	673
Net cash (used in) provided by financing activities	(13,905)	4,914
Net increase (decrease) in cash and cash equivalents	3,556	(3,181)
Cash and cash equivalents at beginning of period	1,346	7,977
Cash and cash equivalents at end of period	$4,902	$4,796
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
BCH is a Delaware limited partnership formed on July 1, 2010. BCH is primarily a holding company that directly or indirectly receives all active and passive income of the Company and allocates that income among the partnership interests issued by BCH. As of September 30, 2025, BCH has issued and outstanding general partnership Subclass 1 Class A Units (“BCH Class A Units”), Class S Ordinary Units of BCH (the “BCH Class S Ordinary Units”), Class S Preferred Units of BCH (the “BCH Class S Preferred Units”), FLP Unit Accounts (Subclass 1, Subclass 2, and Subclass 3), Preferred Series A Subclass 0 Unit Accounts (“BCH Preferred A-0”), and Preferred Series A Subclass 1 Unit Accounts (“BCH Preferred A-1”).
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
Ben’s primary operations, which commenced on September 1, 2017, relate to its liquidity and trust administration products and services. Ben offers or plans to offer its products and services through its operating subsidiaries, which include: (i) Ben AltAccess, L.L.C., a Delaware limited liability company (“Ben AltAccess”), which has historically offered an online platform designed to provide a digital experience for Customers seeking liquidity, custody, trust and data services for their alternative assets, (ii) Ben Liquidity, L.L.C., a Delaware limited liability company, and its subsidiaries (collectively, “Ben Liquidity”), which offers liquidity products, (iii) Ben Custody, L.L.C., a Delaware limited liability company, and its subsidiaries (collectively, “Ben Custody”), which provides services for private fund, trustee, and trust administration, (iv) Ben Data, L.L.C., a Delaware limited liability company (“Ben Data”), which provides data analytics and evaluation services,

(v) Ben Markets L.L.C., including its subsidiaries (“Ben Markets”), provides broker-dealer services and transfer agency services in connection with offering Ben’s products and services, and (vi) Ben Insurance, L.L.C., including its subsidiaries (“Ben Insurance Services”), which intends to offer insurance products and services covering risks attendant to owning, managing and transferring alternative assets when, and if, an applicable insurance charter is obtained. Ben serves as trustee of certain of the Customer ExAlt Trusts, which operate for the benefit of the Charities (defined below) and Economic Growth Zones (defined below).
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
Liquidity and Going Concern
The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2025, we had unrestricted cash and cash equivalents of $4.9 million. Besides the unrestricted cash and cash equivalents, the Company’s principal sources of liquidity available to meet its contractual obligations are proceeds on ExAlt Loan payments and fee income derived from distributions, including sales proceeds from dispositions, on investments held by the Customer ExAlt Trusts and potential access to capital under the Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), however, our ability to access the cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio is limited by the terms of the ExAlt Loans from Ben Liquidity to the Customer ExAlt Trusts and our ability to access proceeds from SEPA is subject to market conditions, such as trading volume, price of our Class A Common Stock and other factors beyond our control. We have historically generated net losses and, in aggregate, these net losses have resulted in an accumulated deficit of $2.1 billion as of September 30, 2025. As of October 31, 2025, we had unrestricted cash and cash equivalents of approximately $9.0 million.
Our contractual obligations over the next 12 months include scheduled maturities of outstanding related party borrowings of approximately $7.8 million as of September 30, 2025 related to the HH-BDH Credit Agreement. As discussed in Note 19, subsequent to September 30, 2025, we have paid down the $7.8 million of outstanding borrowing under the HH-BDH Credit Agreement to approximately $3.8 million as of November 10, 2025, primarily with proceeds from the monetization of certain of the investments held by the Customer ExAlt Trusts. As discussed in Note 8, on July 30, 2025, we were notified of events of default under the HCLP Loan Agreement. The HCLP Loan purportedly matured on April 14, 2025, at which time the related party debt and accrued interest became due and payable immediately (approximately $94.4 million (including an unamortized premium thereon) of debt outstanding and unpaid interest of $24.0 million as of September 30, 2025). The Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan in light of credible evidence that Mr. Heppner, our former CEO, participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items. On November 4, 2025, Mr. Heppner was indicted by the United States Southern District of New York charging Mr. Heppner with various counts comprised of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, false statements to auditors, and falsification of records. Our obligations including principal and accrued interest under these related party debt instruments as of September 30, 2025 exceeded $126 million. Finally, as discussed in Note 17, on October 10, 2025, the Texas Fifth Court of Appeals reversed the judgment of the Texas District Court and confirmed a previous equity arbitration award that amounted to $62.8 million in compensatory damages. Interest continues to accrue each quarter at 10.5% until settled.
All of these conditions raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance.
We expect the Company will require additional capital to satisfy our obligations and fund our operations for the next twelve months, which will likely be achieved through the issuance of additional debt or equity, including through the SEPA upon filing of a post-effective amendment to the SEPA resale registration statement, and the monetization of certain of the investments held by the Customer ExAlt Trusts. We continue to evaluate our available options with respect to the arbitration award, which may include appealing to the Texas Supreme Court or working with the claimant in the arbitration on settlement terms that could reduce the potential near term cash obligations associated with the arbitration. Also, we intend to potentially refinance some or all of our existing borrowings with either our current lenders or other lenders, and continue to seek opportunities to reduce corporate overhead; however, we cannot conclude these are probable of being implemented or, if probable of being implemented, being in sufficient enough amounts to satisfy our contractual amounts as they presently exist that are coming due over the next 12 months as of the date of the filing of these financial statements with the SEC.
On June 27, 2023, we entered into a SEPA, whereby we have the right, but not the obligation, to sell to Yorkville up to $250.0 million of shares of the Company’s common stock. On June 20, 2024, the Company obtained stockholder approval pursuant to Nasdaq Listing Rule 5635(d) for the issuance of shares of Class A common stock to Yorkville in excess of 19.9% of the outstanding voting Common Stock as of the date of the SEPA. As a result, the Company could issue up to an aggregate of approximately $246.1 million worth of shares of Class A common stock following registration with the SEC, which occurred on November 12, 2024. As of September 30, 2025, approximately $240.7 million worth of shares of Class A common stock remains available under the terms of the SEPA. However, the decision regarding future sale of shares, including those under the SEPA, is subject to market conditions, such as trading volume, price of our Class A common stock and other factors beyond our control.
As more fully described in Note 8, on October 19, 2023, we entered into a three-year $25.0 million term loan with HH-BDH LLC, which was fully drawn upon closing and, the proceeds of which were used to repay certain outstanding obligations, fund development of our products, and provide additional working capital. On August 16, 2024, we entered into an amendment to the term loan with HH-BDH to add an additional term loan of $1.7 million, which was used to provide working capital. During the six months ended September 30, 2025, we agreed to an advance, as part of a currently ongoing negotiation to enter into an amendment to the term loan with HH-BDH, to add an additional term loan of $850 thousand, which was used to provide working capital. The HH-BDH Credit Agreement contains certain financial maintenance covenants, including a debt service coverage ratio. The Company has at times in late fiscal year 2025 and in subsequent periods been in default on certain of the required payment obligations, financial covenants, and information reporting requirements of the HH-BDH Credit Agreement. The Company is actively working with the lender on waivers related to these defaults along with the amendment to the HH-BDH Credit Agreement. Such negotiations remain in process as of the date of filing of these financial statements. The events of default under the HCLP Loan Agreement described above triggered a cross default provision in the HH-BDH Credit Agreement. The Company timely notified HH-BDH of the cross default and, as of the date of these financial statements, HH-BDH has not notified the Company that it intends to declare an event of default as its relates to the cross default provision of the HH-BDH Credit Agreement.
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
Amendments to Organizational Documents
In connection with the Reverse Stock Split, on April 11, 2024, the Company, in its capacity as the sole managing member and the sole non-managing member of Ben LLC, entered into and adopted the Second Amended and Restated Limited Liability Company Agreement of Beneficient Company Group, L.L.C. (the “Second Ben LLC A&R LLCA”), which became effective on April 18, 2024, simultaneously with the effectiveness of the Reverse Stock Split. The Second Ben LLC A&R LLCA provides that, among other things, in the event that the Company at any time (i) subdivides (by any stock split, dividend, recapitalization or otherwise), the outstanding shares of the Class A common stock (and Class B common stock, as applicable) of the Company into a greater number of shares, Ben LLC shall (A) cause the issuance of additional Class A Units of Ben LLC (the “Ben LLC Class A Units”) and (B) cause BCH to issue additional BCH Class A Units (and such other limited partner interests, if any, as determined by Ben LLC in its capacity as general partner of BCH to be appropriate), in both cases to reflect the increase in the number of shares of Common Stock of the Company outstanding, and (ii) combines (by combination, reverse split or otherwise) the outstanding shares of Class A common stock (and Class B common stock, as applicable) of the Company into a smaller number of shares, Ben LLC shall (A) cause a reduction in the number of Ben LLC Class A Units outstanding and (B) cause BCH to reduce the number of BCH Class A Units (and such other limited partner interests, if any, as determined by Ben LLC in its capacity as the general partner of BCH to be appropriate), in both cases to reflect the decrease in the number of shares of Common Stock of the Company outstanding.
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
Significant accounting policies are detailed in Note 2 to the consolidated financial statements included in the Company’s Annual Report. Other than described below, there are no new or revised significant accounting policies as of September 30, 2025.
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
Instead, the interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts, which are eliminated in the presentation of our consolidated financial statements, directly impact the net income (loss) attributable to Ben’s and BCH’s equity holders. Our Ben Liquidity and Ben Custody business segments, which relate to our current operating subsidiaries, are owned by the Company’s equity holders (including those of BCH), and recognize revenue through (i) interest income on ExAlt Loans made to the Customer ExAlt Trusts in connection with our liquidity transactions for Customers with interest rates between 5.0% and 14.0% per annum charged against the outstanding principal balance of the ExAlt Loan, (ii) fee income billed at closing, but recognized as revenue ratably over the expected life of the alternative asset, for each liquidity transaction with Customers for services including access to and use of the AltAccess Platform, transfer of the alternative assets, and delivery of the consideration to the client, with fee rates between 1.0% and 7.0% of the sum of the NAV and remaining unfunded commitment of the transacted alternative asset, and (iii) recurring fee income recognized each period for providing services including trustee, custody, and trust administration of the Customer ExAlt Trusts while they hold investments, with fee rates generally at 2.8% per annum of the sum of the NAV and remaining unfunded commitment of the alternative assets held. Ben Liquidity and Ben Custody revenue recognized for the three and six months ended September 30, 2025 and 2024 is as follows:
a.Ben Liquidity recognized $8.5 million and $12.0 million in interest income during the three months ended September 30, 2025 and 2024, respectively. For the six months ended September 30, 2025 and 2024, Ben Liquidity recognized interest income of $17.3 million and $22.8 million, respectively.
b.Ben Custody recognized $3.1 million and $5.4 million in trust services and administration revenues during the three months ended September 30, 2025 and 2024, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods. For the six months ended September 30, 2025 and 2024, Ben Custody recognized trust services and administration revenues of $7.3 million and $10.8 million, respectively.
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

(in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Operating income (loss)*
Ben Liquidity	$(821)	$2,905	$(6,838)	$2,391
Ben Custody	2,292	4,329	5,420	5,616
Corporate & Other	(9,555)	(16,426)	(83,102)	27,665
Gain on liability resolution	—	23,462	—	23,462
Income tax expense (allocable to Ben and BCH equity holders)	(43)	—	(43)	(28)
Net loss attributable to noncontrolling interests - Ben	9,191	3,067	25,175	10,254
Noncontrolling interest guaranteed payment	(4,693)	(4,423)	(9,317)	(8,779)
Net income (loss) attributable to common shareholders	$(3,629)	$12,914	$(68,705)	$60,581
*Includes amounts eliminated in consolidation.
Significant Accounting Policies - Impacting Allocation of Net Income (Loss) to Beneficient’s Equity Holders
As described above, certain income and expenses involving transactions between Ben and the Customer ExAlt Trusts are eliminated for financial reporting purposes; however, the income or expenses are important to determine the net income (loss) allocable to Ben’s and BCH’s equity holders. Accounting policies related to the significant income and expense items eliminated in our consolidated financial statements but impacting the allocation of net income (loss) to Beneficient’s equity holders, are detailed in Note 3 to the consolidated financial statements included in the Company’s Annual Report. There are no new or revised significant accounting policies related to the significant income and expense items eliminated in our consolidated financial statements as of September 30, 2025 impacting allocation of net income (loss) to Ben’s and BCH’s equity holders.
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
Recapitalization of BCG
On June 6, 2023, immediately prior to the Conversion, BCG was recapitalized (the “BCG Recapitalization”) as follows: (i) the limited partnership agreement of BCG was amended to create one new subclass of BCG common units, the Class B Common Units (the “BCG Class B Common Units”), and the existing common units were renamed the Class A Common Units; and (ii) certain holders of the BCH Preferred A-1 entered into conversion and exchange agreements with BCG and BCH, pursuant to which they converted certain BCH Preferred A-1 to BCH Class S Ordinary Units, which were then contributed to BCG in exchange for BCG Class A Common Units.
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
Closing of the Transaction
On June 7, 2023, the Company completed the Transaction. Each share of Avalon common stock issued and outstanding immediately prior to that date automatically converted into one share of Class A common stock and one share of Series A preferred stock of Beneficient. Additionally, each Avalon Warrant (defined below) automatically converted into a Warrant (defined below).
Accordingly, the Company issued (i) an aggregate of 99,649 shares of Class A common stock to the former holders of Avalon Class A Common Stock, and Class B Common Stock of Avalon, par value $0.0001 per share, outstanding immediately prior to June 7, 2023, and (ii) an aggregate of 34,961 shares of Beneficient Series A preferred stock to non-redeeming Avalon Class A stockholders, and the Avalon Warrants converted into an aggregate of 23,625,000 redeemable Warrants. At closing, $27.9 million of cash remained in the trust account of Avalon. There were $26.1 million in transaction expenses, $20.0 million of which represented the Reserve Amount under the Forward Purchase Agreement, that were either paid by Avalon prior to closing or offset against proceeds received by the Company at closing, resulting in $1.8 million in net proceeds to the Company. Proceeds from the Transaction were used to pay expenses related to the Transaction.
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
Common Stock Warrants
The Company assumed 15,525,000 publicly-traded Avalon Warrants (“Avalon Public Warrants”), which are exercisable for 194,063 shares of Class A common stock, as adjusted for stock splits, and 8,100,000 private placement Avalon Warrants, which are exercisable for 101,250 shares of Class A common stock, as adjusted for stock splits, (“Avalon Private Warrants” and together with the Avalon Public Warrants, the “Avalon Warrants”), which were originally issued by Avalon in connection with its initial public offering and, as a result of the assumption by the Company, became Warrants. The Avalon Public Warrants assumed by Ben are referred to as the “Public Warrants” and the Avalon Private Warrants assumed by Ben are referred to as the “Private Warrants,” and collectively, the “Warrants.” The Warrants are included in derivative warrant liabilities on the Company’s consolidated statements of financial condition. The Warrants entitle the holder to exercise each whole warrant for one share of Class A common stock and one share of Series A preferred stock at an exercise price of $920.00.
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

As of both September 30, 2025 and March 31, 2025, there were 24,699,725 Warrants outstanding with a fair value of $0.4 million and $0.2 million, respectively, included in the warrants liability line item on the consolidated statements of financial condition. During both the three and six months ended September 30, 2025 and 2024, losses of $0.2 million and nominal gains, respectively, was recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss).
5.    Investments, at Fair Value
Investments held by the Customer ExAlt Trusts are comprised of investments in alternative assets, public equity securities, debt securities, and other equity securities and interests (including those of a related party). The composition of investments recorded at fair value held by the Customer ExAlt Trusts is included in the table below (in thousands):

	September 30, 2025	March 31, 2025
Alternative assets	$211,324	$259,113
Public equity securities	4,376	4,065
Debt securities available-for-sale	1,777	1,687
Other equity securities and interests	26,501	26,506
Total investments, at fair value	$243,978	$291,371
Investments in Alternative Assets held by the Customer ExAlt Trusts
The investments in alternative assets are held, either through direct ownership or through beneficial interests, by certain of the Customer ExAlt Trusts and consist primarily of limited partnership interests in various alternative investments, including private equity funds. These alternative investments are valued using NAV as a practical expedient. Changes in the NAV of these investments are recorded in investment income (loss), net in our consolidated statements of comprehensive income (loss). The investments in alternative assets provide the economic value that ultimately collateralizes the ExAlt Loans that Ben Liquidity originates with the Customer ExAlt Trusts in liquidity transactions and any associated fees due from the Customer ExAlt Trusts. The decrease in investments in alternative assets since March 31, 2025 of $47.8 million was principally related to the disposition of or proposed disposition of certain limited partnership interests, distributions and downward adjustments of NAV as reported by the investment managers or general partners, partially offset by approximately $11.8 million of new originations.
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

Portfolio Information
Our portfolio of alternative asset investments, held by certain of the Customer ExAlt Trusts by asset class of each fund as of September 30, 2025 and March 31, 2025, is summarized below (in thousands):

	Alternative Investments Portfolio Summary
	September 30, 2025		March 31, 2025
Asset Class	Carrying Value	Unfunded Commitments	Carrying Value	Unfunded Commitments
Private Equity	$109,837	$31,313	$120,008	$34,252
Venture Capital	81,643	1,217	109,361	1,324
Natural Resources	12,097	2,453	12,691	2,663
Private Real Estate	6,567	1,663	6,454	2,777
Hedge Funds	3,517	—	3,931	245
Other(1)	(2,337)	376	6,668	383
Total	$211,324	$37,022	$259,113	$41,644
(1) “Other” includes earnouts, escrow, net other assets (liabilities), and private debt strategies.
As of September 30, 2025, the Customer ExAlt Trusts collectively had exposure to 188 professionally managed alternative asset investment funds, comprised of 522 underlying investments, 85 percent of which are investments in private companies.
Public Equity Securities
Investment in public equity securities primarily represents ownership by certain of the Customer ExAlt Trusts in public companies. These investments are carried at fair value, which is determined using quoted market prices. Any realized gains and losses are recorded on a trade-date basis. Realized and unrealized gains and losses are recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). As of September 30, 2025 and March 31, 2025, the fair value of investments in public equity securities was $4.4 million and $4.1 million, respectively. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
Debt Securities Available-for-Sale
As of September 30, 2025 and March 31, 2025, investments in debt securities represent ownership in privately held debt securities. Investments in debt securities are classified and accounted for as available-for-sale, with unrealized gains and losses presented as a separate component of equity under the accumulated other comprehensive income (loss) line item.
The amortized cost, estimated fair value, and unrealized gains and losses on investments in debt securities classified as available-for-sale as of September 30, 2025 and March 31, 2025 are summarized as follows:

	September 30, 2025
(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Other debt securities	$1,687	$90	$—	$1,777
Total available-for-sale debt securities	$1,687	$90	$—	$1,777

	March 31, 2025
(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Other debt securities	$2,685	$—	$(998)	$1,687
Total available-for-sale debt securities	$2,685	$—	$(998)	$1,687

The table below indicates the length of time individual debt securities have been in a continuous loss position as of September 30, 2025 and March 31, 2025:

	September 30, 2025		March 31, 2025
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other debt securities:
Less than twelve months	$—	$—	$—	$—
Twelve months or longer	—	—	1,687	998
Total available-for-sale debt securities with unrealized losses	$—	$—	$1,687	$998
The noncredit-related portion of the net unrealized gains was $0.1 million and nominal for the three and six months ended September 30, 2025 and 2024, respectively, and recognized as a component of accumulated other comprehensive income (loss).
During the three months ended September 30, 2025 and 2024, the Company determined there was nil and $0.5 million, respectively, credit-related loss on its investment in debt securities available-for-sale. During the six months ended September 30, 2025 and 2024, the Company determined there was nil and $1.0 million credit-related loss on its investment in debt securities available-for-sale.
The following table is a rollforward of credit-related losses recognized in earnings for the periods presented below:

(Dollars in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$32,288	$31,812	$32,288	$31,290
Credit-related losses not previously recognized	—	—	—	522
Increase in amounts previously recognized	—	476	—	476
Balance, end of period	$32,288	$32,288	$32,288	$32,288
The contractual maturities of available-for-sale debt securities as of September 30, 2025 and March 31, 2025 are as follows:

	September 30, 2025		March 31, 2025
(Dollars in thousands)	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Due in one year or less	$1,687	$1,777	$1,687	$1,687
No fixed maturity	—	—	998	—
	$1,687	$1,777	$2,685	$1,687
Other Equity Securities and Interests
Ben and certain of the Customer ExAlt Trusts hold investments in equity securities of private companies measured based on quoted prices for similar assets in active markets, including those of the GWG Wind Down Trust (as defined herein). On August 1, 2023, GWG Holdings’ plan of reorganization was declared effective and our investments in its common stock and L Bonds (previously accounted for as public equity securities and available-for-sale debt securities, respectively) were then transferred to an investment in the GWG Holdings Wind Down Trust created as part of the approved plan of reorganization. The fair value of these equity interests was nominal as of both September 30, 2025 and March 31, 2025. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
Additionally, certain of the Customer ExAlt Trusts hold investments in equity securities that do not have a readily determinable fair value. These equity securities are measured, using the measurement alternative for equity investments that do not have readily determinable fair values, at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The value of these equity securities was $26.5 million and $26.5 million as of September 30, 2025 and March 31, 2025, respectively. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein, which reflects any upward or downward adjustments to these equity securities for the periods presented herein. There were no impairments to these equity securities during the three and six months ended September 30, 2025 and 2024.

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
As of September 30, 2025 and March 31, 2025, the fair value of these investments using the NAV per share practical expedient was $211.3 million and $259.1 million, respectively. During the three months ended September 30, 2025 and 2024, a loss of $3.2 million and a gain of $8.5 million, respectively, were recognized from changes in NAV, which are recorded within the investment income (loss), net line item of our consolidated statements of comprehensive income (loss). During the six months ended September 30, 2025 and 2024, a $15.9 million loss and $19.6 million gain, respectively, was recognized from changes in NAV, which is recorded within the investment income (loss) net, line item of our consolidated statements of comprehensive income (loss).
Financial instruments on a recurring basis
The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, on September 30, 2025 and March 31, 2025 are presented below.

	As of September 30, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Public equity securities	$4,376	$—	$—	$4,376
Debt securities available-for-sale, other	—	—	1,777	1,777
Liabilities:
Warrants liability	355	10	—	365

	As of March 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Public equity securities	$4,065	$—	$—	$4,065
Other equity interests	—	5	—	5
Debt securities available-for-sale, other	—	—	1,687	1,687
Liabilities:
Warrants liability	180	47	—	227

A reconciliation of gain (loss) on financial instruments, net for each of the periods presented herein is included in the tables below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Public equity securities:
Other public equity securities	$384	$745	$310	$(12)
Loss on initial issuance of convertible debt and warrant issuance to Yorkville	—	(1,700)	—	(1,700)
Convertible debt	—	225	—	225
Warrants liability	(169)	710	(139)	708
Prepaid forward liability	—	14	—	14
Other equity securities and interests:
Related party, fair value using quoted market prices of similar assets in active market	(4)	(173)	(5)	(538)
Other, without a readily determinable fair value	—	—	—	(59)
Gain (loss) on financial instruments, net	$211	$(179)	$166	$(1,362)
The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:
Investment in other equity securities and interests
As of September 30, 2025 and March 31, 2025, the fair value of these equity interests is calculated using quoted prices for similar instruments observed in the equity capital markets and is classified as a Level 2 investment in the fair value hierarchy.
Investment in debt securities available-for-sale
Other debt securities. The fair value of these debt securities is calculated using the market approach adjusted for the recoverability of the security. The following table provides quantitative information about the significant unobservable inputs used in the fair value measure of the Level 3 other debt securities (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range	Weighted Average
September 30, 2025	$1,777	Market Approach	Enterprise value-to-revenue multiple	0.2x - 18.9x	1.75x
March 31, 2025	$1,687	Market Approach	Enterprise value-to-revenue multiple	0.2x - 18.9x	1.75x
The following table reconciles the beginning and ending fair value of our Level 3 other debt securities:

(Dollars in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$1,687	$1,943	$1,687	$1,964
Gains (losses) recognized in accumulated other comprehensive income (loss)(1)	90	26	90	5
Ending balance	$1,777	$1,969	$1,777	$1,969
(1) Recorded in unrealized gain (loss) on available-for-sale debt securities.
Warrants liability
As part of the transactions with Yorkville related to the convertible debentures discussed in Note 7, the Company also issued warrants to purchase our Class A common stock. These warrants are liability classified and subject to periodic remeasurement. The fair value of these warrants issued to Yorkville are measured using the Black-Scholes option pricing model. The key inputs used in the valuation as of September 30, 2025 were: expected terms (in years) - 1.85 to 2.12; stock price - $0.95; exercise price - $2.63; expected volatility - 34.7%; expected dividend rate - 0.0%; and risk-free rate - 3.4%. The key inputs used in the valuation as of March 31, 2025 were: expected terms (in years) - 2.35 to 2.62; stock price - $0.31; exercise price - $2.63; expected volatility - 90.1%; expected dividend rate - —%; and risk-free rate - 3.70%.

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
The value of these equity securities was $26.5 million and $26.5 million as of September 30, 2025 and March 31, 2025, respectively. Additionally, through September 30, 2025, one security has cumulative upward adjustments of $10.8 million based upon observable price changes, which was based on a then recent equity offering and stock to stock transactions. The cumulative upward adjustments occurred in fiscal year 2023. No significant adjustments were made during the three and six months ended September 30, 2025 and 2024.
Goodwill
During the first and second quarters of fiscal 2025, primarily as a result of a significant, sustained decline in our Class A common stock price and the Company’s related market capitalization, we concluded that it was more likely than not that the fair value of each of our reporting units with goodwill were below their respective carrying amounts, which resulted in us performing interim impairment assessments at each period end. As a result, we wrote the carrying value of each reporting unit with goodwill down to its estimated fair value and recognized non-cash goodwill impairment charges of $0.3 million and $3.7 million, respectively, during the three and six months ended September 30, 2024, which is reflected in loss on impairment of goodwill in the consolidated statements of comprehensive income (loss). During the first and second quarters of fiscal 2026, we concluded that a triggering event had not occurred and thus, we were not required to perform an interim impairment assessment during either of these periods. Through September 30, 2025, cumulative prior goodwill impairments totaled approximately $2.4 billion, with the vast majority of this goodwill impairment recognized in our 2024 fiscal year.
For the interim impairment assessment performed for the first and second quarters of fiscal 2025, the Company computed the fair value of each reporting unit by computing the overall enterprise value of the Company by valuing its various equity instruments, primarily based on the Class A common stock price per share. The overall enterprise value was allocated to each reporting unit using the discounted cash flow method to estimate the relative value of each reporting unit based on their future cash flows using a multi-year forecast, and a terminal value calculated using a long-term growth rate that was informed based on our industry, analyst reports of a public company peer set, current and expected future economic conditions and management expectations. The discount rate used to discount these future cash flows was determined using a capital asset pricing model based on the market value of equity of a public company peer set, adjusted for risk characteristics and expectations specific to the reporting unit, combined with an assessment of the cost of debt.
The discount rates used for each reporting unit ranged from 28.0% to 29.3% for the June 30, 2024 and September 30, 2024 impairment assessments. The Company applied a terminal year long-term growth rate of 3.0% for each reporting unit during each of the interim impairment assessments. Remaining goodwill at September 30, 2025 relates to Ben Custody and Ben Markets.
The change in goodwill at each reporting unit was as follows:

(Dollars in thousands)	March 31, 2025	Impairment	September 30, 2025
Ben Liquidity	$—	$—	$—
Ben Custody	7,469	—	7,469
Ben Insurance	—	—	—
Ben Markets	2,445	—	2,445
Total Goodwill	$9,914	$—	$9,914
There were no other assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2025 and March 31, 2025.
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
The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value as of September 30, 2025 and March 31, 2025, were as noted in the table below:

	As of September 30, 2025
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$4,902	$4,902
Financial liabilities:
Debt due to related parties, net (1)	2	103,960	132,622
Accounts payable and accrued expenses	1	234,348	234,348

	As of March 31, 2025
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$1,346	$1,346
Financial liabilities:
Debt due to related parties, net (1)	2	117,896	143,260
Accounts payable and accrued expenses	1	156,770	156,770
(1) - The estimated fair value of debt due to related parties, net, include the value of accrued but unpaid interest totaling $24.9 million and $19.4 million as of September 30, 2025 and March 31, 2025, respectively, that is included in other liabilities in the consolidated statements of financial condition.
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
The Convertible Debentures do not bear interest, subject to a potential increase to 18.0% per annum (or the maximum amount permitted by applicable law) upon the occurrence of certain events of default. The Convertible Debentures matured on February 6, 2025 (the “Maturity Date”). The Convertible Debentures were fully repaid by the Maturity Date. The Convertible Debentures were convertible at the option of the holder into Class A common stock equal to the applicable Conversion Amount (as in the Convertible Debenture) divided by $3.018. The maximum amount of shares issuable upon conversion of the Convertible Debentures is 1,325,382. No amount of the Convertible Debentures was converted into shares of the Company’s Class A common stock prior to the Convertible Debentures being fully repaid.
Additionally, pursuant to the terms of the Purchase Agreement, the Company agreed to issue the warrants to Yorkville (each a “Yorkville Warrant” and collectively, the “Yorkville Warrants”) to purchase up to 1,325,382 shares of Class A common stock at an exercise price of $2.63, which shall be exercisable into Class A common stock for cash. At the First Closing, the Company issued a Yorkville Warrant to purchase up to 662,691 shares of Class A common stock, and at the Second Closing, the Company issued an additional Yorkville Warrant to purchase up to 662,691 shares of Class A common stock.
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
The Yorkville Warrants were required to be classified as a liability and are subject to periodic remeasurement. The fair value on each date of issuance, measured using the Black-Scholes option pricing model, was approximately $1.3 million for the Yorkville Warrants issued at the First Closing and approximately $0.5 million for the Yorkville Warrants issued at the Second Closing. The key inputs used in the valuation as of the initial valuation date for the First Closing were as follows: expected terms (in years) - 3.0; stock price - $2.63; exercise price - $2.63 expected volatility - 130.2%; expected dividend rate - —%; and risk-free rate: 3.58%. The key inputs used in the valuation as of the initial valuation date for the Second Closing were as follows: expected terms (in years) - 3.0; stock price - $1.29; exercise price - $2.63 expected volatility - 108.9%; expected dividend rate - —%; and risk-free rate - 4.02%.
As of both September 30, 2025 and March 31, 2025, there were 1,325,382 Yorkville Warrants outstanding with a nominal fair value, which is included in the warrants liability line item on the consolidated statements of financial condition. During the three and six months ended September 30, 2025, a nominal amount was recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). Refer to Note 6 for further information on the Yorkville Warrants.
8.    Debt Due to Related Parties
As of September 30, 2025 and March 31, 2025, the Company’s debt due to related parties consisted of the following:

(Dollars in thousands)	September 30, 2025	March 31, 2025
First Lien Credit Agreement	$21,260	$21,260
Second Lien Credit Agreement	72,983	72,983
Term Loan	7,824	22,000
Other borrowings	2,350	2,292
Unamortized debt discount, net	(457)	(639)
Total debt due to related parties	$103,960	$117,896
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
No payments of principal or interest have been made on the First Lien or Second Lien Credit Agreements since an interest payment made in March 2023. Accrued interest on the First Lien or Second Lien Credit Agreements of $24.0 million as of September 30, 2025 and $18.6 million as of March 31, 2025 is included in other liabilities in the consolidated statements of financial condition.
As part of the Seventh Amendments, Ben agreed to pay fees totaling approximately $0.1 million. During the six months ended September 30, 2025 and 2024, no deferred financing costs were paid to HCLP. As of September 30, 2025 and March 31, 2025, the unamortized premium related to the Second A&R Agreements was $0.2 million and $0.3 million, respectively.
In connection with the Second A&R Agreements, Beneficient Holdings, Inc. (“BHI”), which owns a majority of the BCH Class S Ordinary Units, BCH Preferred A-1, and FLP Subclass 1 Unit Accounts issued by BCH, will grant certain tax-related concessions to HCLP as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5.0% of BHI’s BCH Preferred A-1, which will be held by HCLP, may convert to BCH Preferred A-0. In addition, recipients of a grant of BCH Preferred A-1 from BHI will have the right to put an amount of BCH Preferred A-1 to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred A-1 from BHI. No such liability existed as of September 30, 2025 and March 31, 2025.
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
As a result of the Specified Events of Default, in accordance with Section 5(c)(i) of each certain security agreements executed in connection with Second A&R Agreements, the Notice provides that the pledgors pursuant to such security agreements are prohibited from selling, transferring, exchanging, disposing of, or granting any option with respect to the following collateral and any related proceeds as of July 29, 2025: (i) the equity interests in the underlying investment funds, in each case together with the certificates (or other agreements or instruments), if any, representing such equity interests, and all options and other rights, contractual or otherwise, with respect thereto; (ii) the loans and loan agreements made to the funding trusts; (iii) the acquisition documents; (iv) all other accounts, chattel paper, documents, general intangibles, instruments, investment property, money, deposit accounts, goods, commercial tort claims, letters of credit, letter of credit rights and supporting obligations; (v) all proceeds of the property described in the foregoing clauses (i), (ii), (iii) and (iv); and (vi) all books and records (including computer software and other records) pertaining to any of the foregoing.
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
On June 19, 2025, Mr. Heppner resigned from his position as CEO and Chairman of the Board of Directors following a request from the Company’s counsel, acting at the direction of the Audit Committee of the Board of Directors, for Mr. Heppner to sit for a formal interview regarding, among other things, his knowledge of certain documents and information concerning Mr. Heppner’s relationship to HCLP provided to the Company’s auditors in 2019. The interview request was made after the Company identified credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, knowing that these documents would be provided to the Company’s auditors. The Company is investigating additional information it has learned about other conduct by Mr. Heppner and other persons that purportedly controlled HCLP to determine the extent to which any of that conduct surrounding HCLP was fraudulent. On November 4, 2025, Mr. Heppner was indicted by the United States Southern District of New York charging Mr. Heppner with various counts comprised of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, false statements to auditors, and falsification of records.
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
The Loans will mature on October 19, 2026, and all remaining outstanding principal amounts and accrued and unpaid interest thereon shall be due and payable on such date. As of September 30, 2025 and March 31, 2025, the unamortized discount related to the Term Loan was $0.7 million and $0.9 million, respectively.
During the six months ended September 30, 2025, we agreed to an advance, as part of a currently ongoing negotiation to enter into an amendment to the Term Loan, to add an additional term loan of $850 thousand, which was used to provide working capital. Such negotiations remain in process as of the issuance date of these financial statements.
The Term Loan is secured in part by pledges of: (a) substantially all of the assets of the Borrower, (b) the Guarantor’s equity interests in the Borrower, (c) 97.5% of the equity interests held by The EP-00117 Custody Trust, a Delaware statutory trust known as the “Custody Trust,” in certain entities that hold interests in private investment funds, which, as of September 30, 2025 and March 31, 2025, represented approximately 26.5% and 41.9%, respectively, of all assets held by the Customer ExAlt Trusts and (d) certain deposit accounts.
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
Aggregate maturities of principal, considering the existing events of default as described above, on the debt due to related parties for the next five fiscal years ending March 31 are as follows:

(Dollars in thousands)	Debt Due to Related Parties
2026	$104,417
2027	—
2028	—
2029	—
2030	—
9.    Share-based Compensation
As of September 30, 2025 and March 31, 2025, the Company has outstanding share-based awards under the Beneficient Management Partners, L.P. (“BMP”) Equity Incentive Plan (the “BMP Equity Incentive Plan”), and the Beneficient 2023 Long Term Incentive Plan (the “2023 Incentive Plan”), as more fully described below.
Following stockholder approval on April 18, 2024, the Company effected the Reverse Stock Split. All outstanding restricted stock units and restricted equity units, as well as the Company’s equity incentive plans have been retroactively adjusted to reflect the 1-for-80 Reverse Stock Split.
BMP Equity Incentive Plan
The Board of Directors of Ben Management, Ben’s general partner prior to the Conversion, adopted the BMP Equity Incentive Plan in 2019. Under the BMP Equity Incentive Plan, certain directors and employees of Ben are eligible to receive equity units in BMP, an entity affiliated with the Board of Directors of Ben Management, in return for their services to Ben. The BMP equity units eligible to be awarded to employees is comprised of BMP’s Class A Units and/or BMP’s Class B Units (collectively, the “BMP Equity Units”). As of September 30, 2025, the Board has authorized the issuance of up to 119,000,000 units each of the BMP Equity Units. All awards are classified in equity upon issuance.
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
There were no BMP Equity Units granted during the six months ended September 30, 2025 and 2024.

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
During the third calendar quarter of 2020, 6,438 units were granted to a director subject to a performance condition. The originally granted units were increased at a rate of one-to-1.25 units, or by 1,610 units, upon public listing and effectiveness of the 2023 Incentive Plan. The performance condition was met upon public listing in June 2023 and expense for vested units was recognized in June of 2023 in the amount of $5.2 million. The recognition of the remaining compensation cost was recognized over the remaining vesting period. Total recognized compensation cost related to these awards for the three and six months ended September 30, 2024 was approximately nil and $0.3 million, respectively. All compensation cost related to this award was recognized by September 30, 2024.
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
No grants of RSUs occurred during the six months ended September 30, 2025 under the 2023 Incentive Plan other than to certain employees as part of their commission compensation described below.
During the three months ended September 30, 2024, 817,619 RSUs were awarded to certain employees of the Company, which fully vested on the date of grant. The Company expensed the full grant date fair value of the RSUs of approximately $2.4 million during the three months ended September 30, 2024.
Preferred Equity
On April 1, 2022, a certain former director was assigned BCH Preferred A-1 with a grant date of December 31, 2021 and having an account balance of $5.7 million (the “Initial Grant”). Further, effective as of April 3, 2022, the former director was assigned additional BCH Preferred A-1 (the “Additional Grant” and together with the Initial Grant, the “BHI Grants”) with a grant date of December 31, 2021 and having an account balance of $3.8 million. The Initial Grant was subject to a service condition, which requires compensation cost to be recognized over the explicit, substantive service vesting period that extends after the grant date. The Additional Grant was fully vested upon issuance.
In order to provide that certain former director with cash to cover any tax liability arising from the BHI Grants, BCH and the former director entered into a Unit Account Redemption Agreement, effective as of April 3, 2022, whereby BCH was required to purchase and redeem from that certain former director all of the BCH Preferred A-1 granted to the former director pursuant to the BHI Tax Grant for a purchase price of $3.8 million, in cash. Such redemption occurred in full on June 10, 2022.
Commissions
Certain of our employees’ commission compensation is paid in the form of common stock. Such shares granted to employees are subject to service-based vesting conditions over a multi-year period from the recipient’s grant date. Awards granted through June 8, 2023 were also subject to a performance condition, which was met on June 8, 2023 when Ben became publicly listed.
The following table presents the components of share-based compensation expense, included in employee compensation and benefits, recognized in the consolidated statements of comprehensive income (loss) for the three and six months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Six Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
BMP equity units	$37	$144	$103	$257
Restricted stock units	403	3,179	776	4,011
Other	22	41	44	90
Total share-based compensation	$462	$3,364	$923	$4,358
Unrecognized share-based compensation expense totaled $1.5 million as of September 30, 2025, which we expect to recognize based on scheduled vesting of awards outstanding at September 30, 2025. The following table presents the share-based compensation expense expected to be recognized over the next five fiscal years ending March 31 for awards outstanding as of September 30, 2025:

(dollars in thousands)	BMP	RSU	Total
Six months ending 2026	$48	$611	$659
2027	—	599	599
2028	—	252	252
2029	—	—	—
2030	—	—	—
Total	$48	$1,462	$1,510
10.    Equity
Below is a description of the outstanding classes of the equity of the Company, including quasi-equity amounts that are required to be reported as temporary equity between the liabilities and equity sections on the consolidated statements of financial condition. As of September 30, 2025, the 9th Amended and Restated LPA of BCH (“BCH LPA”), as amended, and the articles of incorporation and bylaws of Beneficient, govern the terms of these equity securities, as applicable. The Company’s governing documents authorize the issuance of additional classes of equity. All equity interests of BCH are limited partnership interests.
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
On September 29, 2023, a resale registration statement on Form S-1 was declared effective by the SEC, thereby permitting sales of Class A common stock to Yorkville under the SEPA. This resale registration statement on Form S-1 was terminated on September 27, 2024. A new resale registration statement on Form S-1, registering approximately 200.1 million shares for resale under the SEPA, was declared effective by the SEC on November 12, 2024. Under the SEPA, during the six months ended September 30, 2025 and 2024, the Company sold a total of 941,550 and 498,125 of Class A common shares, respectively, for a total of $0.3 million and $3.9 million in net proceeds, respectively.
Preferred Stock:
Under the terms of our articles of incorporation, our Board is authorized to issue up to 250 million shares of preferred stock in one or more series. As of September 30, 2025, 50 million shares of preferred stock are designated as shares of Series A preferred stock and approximately 5.6 million are designated as Series B preferred stock pursuant to a certificates of designation.
Series A Preferred Stock
As of September 30, 2025 and March 31, 2025, there were no shares of Series A preferred stock issued and outstanding, respectively.
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
Series B Preferred Stock:
The Series B preferred stock has various subclasses, however, the general rights, preferences, privileges and restrictions of these equity securities are described below. Each of the Series B preferred stock has a par value of $0.001 per share. Cumulatively through September 30, 2025 eight subclasses of Series B preferred stock have been issued and seven subclasses of Series B preferred stock remain outstanding. The most significant difference in the various subclasses of the Series B preferred stock pertains to the conversion rate and the mandatory conversion periods, both of which are described below. During the fiscal year ended 2025, the Company issued 136,193 shares of Series B-5 Resettable Convertible Preferred Stock, par value (the “Series B-5”). During the six months ended September 30, 2025, the Company issued 1,179,946 shares of Series B Resettable Convertible Preferred Stock, comprising subclasses No. 6 through No. 8 in the amounts of 965,576; 23,333; and 191,037, respectively.

On October 3, 2023, 3,768,995 shares of Series B-1 preferred stock converted into 172,574 shares of Class A common stock at a price per share of approximately $218.40. No other Series B preferred stock has converted through September 30, 2025.
As of September 30, 2025 and March 31, 2025, there were a total of 1,543,071 and 363,125 shares of Series B preferred stock, issued and outstanding, respectively.
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
Optional Conversion. The conversion price is determined generally based on a volume weighted price of the Class A common stock at the time the Series B preferred stock is issued. The conversion price for the various subclasses of Series B preferred stock ranged from $0.22 to $436.80 (the “Conversion Price”). Each share of Series B preferred stock is convertible at the option of the holder thereof into a number of shares of Class A common stock that is equal to $10.00 divided by Conversion Price then in effect as of the date of such notice (the “Conversion Rate”). For Series B preferred stock subclasses No. 1 through No. 4, the Conversion Price is subject to reset on certain dates (generally monthly) following the date of issuance of the Series B preferred stock, subject to adjustment, including the reset Conversion Price cannot adjust lower than 50% of the initial Conversion Price or generally, higher than the initial Conversion Price. For the Series B No. 5, the Conversion Price is subject only to customary adjustment and is otherwise fixed at $0.69. For Series B preferred stock subclasses No. 6 through No. 4, the Conversion Price is subject to reset on certain dates (generally monthly) following the date of issuance of the Series B preferred stock, subject to adjustment, including the reset Conversion Price cannot adjust lower than 75% of the initial Conversion Price or generally, higher than the initial Conversion Price. Based on the shares of Series B preferred stock outstanding as of September 30, 2025, the maximum number of Class A common shares that can be issued upon conversion of the Series B preferred stock is 51,531,744 shares.
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

Redeemable Noncontrolling Interests:
Preferred Series A Subclass 0 Unit Accounts
The BCH Preferred A-0 receives a quarterly guaranteed payment calculated as 6% of the BCH Preferred A-0’s initial capital account balance on an annual basis, or 1.50% per fiscal quarter. The BCH Preferred A-0 does not receive any allocations of profits, except to recoup losses previously allocated. The guaranteed payment to BCH Preferred A-0 is not subject to available cash and has priority over all other distributions made by BCH. BCH and the holders of the BCH Preferred A-0 entered into an agreement to defer the guaranteed payment to November 15, 2024; provided that such a guaranteed payment may be made prior to November 15, 2024 if the Audit Committee of the Board of Directors determines that making such payment, in part or in full, would not cause Ben to incur a going concern issue. As part of the proposed transactions to revise BCH’s liquidation priority described elsewhere in this Quarterly Report on Form 10-Q, the guaranteed payment would be further deferred until November 15, 2025 on terms consistent with those described above if the proposed transactions are completed, however, with the resignation of Brad Heppner from his position as Chief Executive Officer and Chairman of the Board of Directors on June 19, 2025, we do not expect the transaction to be consummated on the terms set forth in the Master Agreement. Accordingly, the Company is exploring available alternative options, including renegotiating terms or not proceeding with the transaction. An entity controlled by Mr. Heppner holds the majority of the BCH Preferred A-0. No amounts have been paid to the BCH Preferred A-0 holders through September 30, 2025.
The guaranteed payment accrual totaled $64.8 million and $55.5 million as of September 30, 2025 and March 31, 2025, respectively, and is included in the accounts payable and accrued expenses line item of the consolidated statements of financial condition.
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
The following table presents a rollforward of the noncontrolling interests for the three and six months ended September 30, 2025 and 2024:

	Noncontrolling Interests
(Dollars in thousands)	Trusts	FLP	BCH Preferred Series A-0 Non-Redeemable	BCH Preferred Series A-1	Total Noncontrolling Interests
Balance, June 30, 2025	$(218,356)	$—	$160,526	$157,273	$99,443
Net income (loss)	(9,780)	—	3,001	(9,191)	(15,970)
Preferred A-0 Unit Accounts guaranteed payment accrual	—	—	(3,001)	—	(3,001)
Reclass of distributions payable to noncontrolling interest holder	(410)	—	—	—	(410)
Balance, September 30, 2025	$(228,546)	$—	$160,526	$148,082	$80,062

	Noncontrolling Interests
(Dollars in thousands)	Trusts	FLP	BCH Preferred Series A-0 Non-Redeemable	BCH Preferred A-1	Total Noncontrolling Interests
Balance, March 31, 2025	$(201,518)	$—	$160,526	$173,068	$132,076
Net loss	(25,992)	(189)	5,958	(24,986)	(45,209)
Preferred A-0 Unit Accounts guaranteed payment accrual	—	—	(5,958)	—	(5,958)
Reclass of distributions payable to noncontrolling interest holder	(1,331)	—	—	—	(1,331)
Miscellaneous adjustment to previously allocated FLP Subclass 3 income	—	189	—	—	189
Issuance of equity in connection with recent financings	295	—	—	—	295
Balance, September 30, 2025	$(228,546)	$—	$160,526	$148,082	$80,062

	Noncontrolling Interests
(Dollars in thousands)	Trusts	FLP	BCH Preferred Series A-0 Non-Redeemable	BCH Preferred Series A-1	Total Noncontrolling Interests
Balance, June 30, 2024	$(166,463)	$—	$—	$200,756	$34,293
Net income (loss)	(4,523)	—	—	(3,067)	(7,590)
Reclass of BCH Preferred A-0 from temporary to permanent equity	—	—	125,526	—	125,526
Distribution to noncontrolling interest	(122)	—	—	—	(122)
Balance, September 30, 2024	$(171,108)	$—	$125,526	$197,689	$152,107

	Noncontrolling Interests
(Dollars in thousands)	Trusts	FLP	BCH Preferred Series A-0 Non-Redeemable	BCH Preferred Series A-1	Total Noncontrolling Interests
Balance, March 31, 2024	$(165,712)	$—	$—	$207,943	$42,231
Net income (loss)	(5,049)	—	—	(10,254)	(15,303)
Reclass of BCH Preferred A-0 from temporary to permanent equity	—	—	125,526	—	125,526
Distribution to noncontrolling interest	(347)	—	—	—	(347)
Balance, September 30, 2024	$(171,108)	$—	$125,526	$197,689	$152,107

Preferred Series A Subclass 1 Unit Accounts
The BCH Preferred A-1 unit accounts are issued by BCH and are non-participating and convertible on a dollar basis.
The weighted average preferred return rate for the three months ended September 30, 2025 and 2024 was approximately 1.59% and nil, respectively. The weighted average preferred return rate for the six months ended September 30, 2025 and 2024 was approximately 1.59% and nil, respectively. No amounts have been paid to the BCH Preferred A-1 holders related to the preferred return from inception through September 30, 2025, and any amounts earned have been accrued and are included in the balance of redeemable noncontrolling interests presented on the consolidated statements of financial condition. As of September 30, 2025, approximately $151.4 million of preferred return related to the BCH Preferred A-1 has not been allocated to its holders due to insufficient income during those periods to fully satisfy the preferred return and will be allocable to the BCH Preferred A-1 holders in future quarterly periods to the extent that sufficient income, if any, is available for such allocation. In accordance with the BCH LPA, the preferred rate was waived and will not accrue from June 7, 2023 until December 31, 2024, except to the extent of allocations of income to the holders of the BCH Preferred A-1, in which event distributions may be requested by the holders of the BCH Preferred A-1, and if not requested, such amounts shall be accrued. In connection with the consummation of the Business Combination, the holders of the BCH Preferred A-1 agreed to significantly reduce the BCH Preferred A-1 return rate and also agreed to waive and defer the accrual of the preferred return as described above. In addition, until January 1, 2025, the hypothetical BCH Preferred A-1 capital account will only be increased to the extent there are allocations of income during such period. The agreement to waive and not accrue the Quarterly Preferred Series A-1 Return from the effective date of the BCH LPA until December 31, 2024 does not affect or waive any Quarterly Preferred Series A-1 Returns or hypothetical BCH Preferred A-1 capital account already accrued as of the effective date. Additionally, certain BCH Preferred A-1 holders agreed to be specially allocated any income or losses associated with the BMP Equity Incentive Plan, and certain other costs.
Beginning January 1, 2025, BCH Preferred A-1 may be converted into BCH Class S Ordinary Units at the election of the holder, subject to a 20% annual conversion limit through December 31, 2029 as set forth in the BCH LPA; provided, that if the conversion price for the BCH Preferred A-1 equals or exceeds $1,440 after January 1, 2025, the annual conversion limit shall no longer be applicable. Upon conversion, the holder shall be issued BCH Class S Ordinary Units in an amount equal to the capital account balance associated with the BCH Preferred A-1 being converted divided by a price equal to the average closing price of Class A common stock for the thirty (30) days preceding the applicable exchange date; provided, that from the effectiveness of the BCH LPA through December 31, 2027, such conversion price shall not be less than $840. The holder of such newly issued BCH Class S Ordinary Units may immediately convert them into Class A common stock. As discussed in Note 19, a Limited Conversion (as therein defined) was effected pursuant to which certain of the foregoing limitations were waived.
The BCH LPA also includes certain limitations of BCH, without the consent of a majority-in-interest of the Preferred Series A Unit Account holders, to (i) issue any new equity securities, and (ii) except as otherwise provided, incur indebtedness that is senior to or pari passu with any right of distribution, redemption, repayment, repurchase or other payments relating to the Preferred Series A Unit Accounts. Further, BCH cannot, prior to the conversion of all the Preferred Series A Unit Accounts, incur any additional long-term debt unless (i) after giving effect to the incurrence of the new long-term debt on a pro forma basis, the sum of certain preferred stock, existing debt and any new long-term indebtedness would not exceed 55% of the BCH’s NAV plus cash on hand, and (ii) at the time of incurrence of any new long-term indebtedness, the aggregate balance of the BCH’s (including controlled subsidiaries) debt plus such new long-term debt does not exceed 40% of the sum of the NAV of the interests in alternative assets supporting the Collateral underlying the loan portfolio of BCH and its subsidiaries plus cash on hand at BCG, BCH and its subsidiaries. Upon the effectiveness of the 8th BCH LPA in June 2023, the redemption feature of the BCH Preferred A-1 was removed, which resulted in the BCH Preferred A-1 no longer being required to be presented in temporary equity.
The BCH Preferred A-1 are recorded in the consolidated statements of financial condition in the noncontrolling interest line item.
Class S Ordinary Units
As of both September 30, 2025 and March 31, 2025, BCH, a subsidiary of Ben, had issued 67 thousand BCH Class S Ordinary Units which were all outstanding on each of the respective dates. The BCH Class S Ordinary Units participate on a pro-rata basis in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units have limited voting rights and do not entitle participation in the management of the Company’s business and affairs. At the election of the holder, the BCH Class S Ordinary Units are exchangeable quarterly for Class A common stock on a one-for-one basis. Each conversion also results in the issuance to Ben LLC of a BCH Class A Unit for each share of Class A common stock issued.

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
As of September 30, 2025 and March 31, 2025, a nominal number of BCH Class S Preferred Units have been issued, respectively. Preferred return earned by the BCH Class S Preferred Units from inception in 2019 through September 30, 2025 is $0.2 million. No amounts have been paid to the BCH Class S Preferred Unit holders related to the preferred return from inception through September 30, 2025 and any amounts earned have been accrued and are included in the balance of BCH Class S Preferred Units presented on the consolidated statements of financial condition.
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
During the three and six months ended September 30, 2025 and 2024, there was no income allocated to the FLP Unit Accounts (Subclass 1 and 2). Annually, a true up of the quarterly allocations is required to match amounts allocated with annual earnings.
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
As a result of the consummation of the Business Combination, an adjustment to the carrying value of BCH’s assets of $321.9 million occurred. Pursuant to the BCH LPA, approximately 402,383 BCH Class S Ordinary Units would be issuable as a result of the carrying value adjustment. Additionally, subsequent to the Business Combination through February 7, 2025, additional carrying value adjustments occurred, and approximately 1,675,000 (inclusive of the 402,383 units described above) BCH Class S Ordinary Units would be issuable through September 30, 2025 as a result of such carrying value adjustments, subject to the Compensation Policy. Under the Compensation Policy, unless amended or waived, the number of BCH Class S Ordinary Units that may be issued as a result of carrying value adjustments will be limited and require approval of the Board; provided that any such BCH Class S Ordinary Units that are issuable under the carrying value provision may be issued in subsequent years in accordance with the Compensation Policy. As of September 30, 2025, there has been no allocation of the carrying value adjustment among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts and no issuance of any BCH Class S Ordinary Units as a result of such adjustment.
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
During both the three and six months ended September 30, 2025 and 2024, there was no income allocated to the FLP-3 Unit Accounts. The Company has not made any distributions related to income allocated to the FLP-3 Unit Accounts through September 30, 2025 and has accrued a liability of $0.7 million.
Beneficiaries of the Customer ExAlt Trusts
The ultimate beneficiaries of the Customer ExAlt Trusts are the Charitable Beneficiaries, unrelated third-party charities, that are entitled to (i) either, depending on the applicable trust agreements, 2.5% of all distributions received by such Customer ExAlt Trusts or 5.0% of any amounts paid to Ben as payment on amounts due under each ExAlt Loan, (ii) for certain Customer ExAlt Trusts, approximately 10% of the amount of excess cash Collateral, if any, following the full repayment of an ExAlt Loan, and (iii) all amounts accrued and held at the Customer ExAlt Trusts once all amounts due to Ben under the ExAlt Loans and any fees related to Ben’s services to the Customer ExAlt Trusts are paid. The Charitable Beneficiaries’ account balances with respect to its interest in such Customer ExAlt Trusts cannot be reduced to below zero. Any losses allocable to the Charitable Beneficiaries in excess of their account balances are reclassified at each period end to the trusts’ deficit account. Additional Customer ExAlt Trusts are created arising from new liquidity transactions with Customers. These new Customer ExAlt Trusts, which are consolidated by Ben, result in the recognition of additional noncontrolling interest representing the interests in these new Customer ExAlt Trusts held by the Charitable Beneficiaries. For the three months ended September 30, 2025 and 2024, there were no additional noncontrolling interests recognized. For the six months ended September 30, 2025 and 2024, $0.3 million and nil, respectively, of additional noncontrolling interests were recognized.
The interests of the Charitable Beneficiaries in the Customer ExAlt Trusts are recorded on the consolidated statements of financial condition in the noncontrolling interests line item.
Class A of CT Risk Management, L.L.C.
On April 1, 2022, a minority interest in the Class A membership of CT, a consolidated VIE of Ben (as further discussed in Note 14), was sold for $2.4 million in cash to the third-party involved in the loan participation transaction described in Note 7. As a Class A member of CT, the holder is entitled to distributions first on a pro rata basis with other Class A members until the initial capital contributions are received and 2.0% of any amounts in excess of their capital contributions, to the extent such amounts are available. This interest is recorded on the consolidated statements of financial condition in the noncontrolling interests line item; however, for both September 30, 2025 and March 31, 2025, the balance is nil.

11.    Net Income (Loss) per Share
Basic net income (loss) attributable to Beneficient per common share for the three and six months ended September 30, 2025 and 2024, is as follows:

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(17,907)	$9,747	$(110,555)	$54,057
Plus: Net loss attributable to noncontrolling interests	18,971	7,590	51,167	15,303
Less: Noncontrolling interest guaranteed payment	(4,693)	(4,423)	(9,317)	(8,779)
Net income (loss) attributable to Beneficient common shareholders	$(3,629)	$12,914	$(68,705)	$60,581
Net income (loss) attributable to Class A common shareholders	(3,539)	12,270	(66,950)	57,040
Net income (loss) attributable to Class B common shareholders	(90)	644	(1,755)	3,541

Basic weighted average of common shares outstanding
Class A	9,445,117	4,122,438	9,127,728	3,910,871
Class B	239,256	239,256	239,256	239,256

Basic net income (loss) attributable to Beneficient per common share
Class A	$(0.37)	$2.98	$(7.33)	$14.58
Class B	$(0.37)	$2.69	$(7.33)	$14.80
Diluted net income attributable to Beneficient per common share for the three and six months ended September 30, 2024, is as follows:

(Dollars in thousands, except per share amounts)	Three Months Ended September 30,	Six Months Ended September 30,
Diluted income per share	2024	2024
Net income attributable to Beneficient common shareholders - Basic	$12,914	$60,581
Less: Net loss attributable to noncontrolling interests - Ben	(3,067)	(10,254)
Plus: Noncontrolling interest guaranteed payment	4,423	8,779
Net income attributable to Beneficient common shareholders - Diluted	$14,270	$59,106

Basic weighted average of common shares outstanding (Class A and Class B)	4,361,694	4,150,127
Dilutive effect of:
Series B Preferred Stock	165,036	165,036
Class S Ordinary	66,982	66,982
Class S Preferred	605	605
Preferred Series A Subclass 0	102,832,018	77,582,588
Preferred Series A Subclass 1	330,926,963	249,670,975
Restricted Stock Units	561,766	296,608
Diluted weighted average of common shares outstanding (Class A and Class B)	438,915,064	331,932,921

Diluted net income attributable to Beneficient per common share (Class A and Class B)	$0.03	$0.18
For the three and six months ended September 30, 2025, as the Company was in a net loss position, the diluted EPS calculation for the Beneficient common shareholders is the same as basic EPS per common share disclosed above for that period. Diluted EPS for the Class A shareholder is $(0.37) and diluted EPS for the Class B shareholders is $(0.37) for the three months ended September 30, 2025. Diluted EPS for the Class A shareholder is $(7.33) and diluted EPS for the Class B shareholders is $(7.33) for the nine months ended September 30, 2025.
In computing diluted net income (loss) per share, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted net loss per share calculation for the three and six months ended September 30, 2025 and 2024, were as follows:

	Shares		Shares
	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Series B Preferred Stock	39,177,896	—	36,021,227	—
Class S Ordinary	66,982	—	66,982	—
Class S Preferred	605	—	605	—
Preferred Series A Subclass 0	691,202,319	—	754,616,263	—
Preferred Series A Subclass 1	2,224,380,003	—	2,428,454,418	—
Restricted Stock Units	1,425,500	121,721	1,423,045	122,098
Stock Options	200,000	—	200,000	—
Convertible Debt	—	396,174	—	199,169
Warrants	26,025,107	31,270,860	26,025,107	31,073,825
Total anti-dilutive shares	2,982,478,412	31,788,755	3,246,807,647	31,395,092
Warrants
The disclosed amount of anti-dilutive securities for the warrants does not consider the assumed proceeds under the treasury stock method as the exercise price was greater than the average market price of the Class A common stock, which results in negative incremental shares, that would be anti-dilutive.
12.    Income Taxes
The components of income tax expense for the three and six months ended September 30, 2025 and 2024, were as follows:

(Dollars in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Current expense
Federal	$36	$—	$36	$28
State	7	—	7	—
Deferred expense
Federal	—	—	—	—
State	—	—	—	—
Income tax expense	$43	$—	$43	$28
13.    Related Parties
The Company considers its employees, directors, as well as beneficial owners of more than 5% of any class of the Company’s voting securities to be related parties. A “Related Entity” or “Related Entities” include certain trusts that are directly or indirectly controlled by, or operate for the benefit of, Mr. Heppner or his family, and those entities directly or indirectly held by, or that are under common control with, such trusts, and in which he and his family members are among classes of economic beneficiaries, whether or not Mr. Heppner is entitled to economic distributions from such trusts. Mr. Heppner is a beneficiary of the trust that is the sole shareholder of BHI. Mr. Heppner resigned as Chief Executive Officer and Chairman of the Board of Directors on June 19, 2025, however, Mr. Heppner continues to control, either directly or indirectly, a significant amount of other equity of equity interests in the Company and its subsidiaries.
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
During both the three months ended September 30, 2025 and 2024, the Company recognized expenses totaling $0.7 million related to this services agreement. During both the six months ended September 30, 2025 and 2024, the Company recognized expenses totaling $1.4 million related to this services agreement. As of September 30, 2025 and March 31, 2025, $5.3 million and $3.9 million, respectively, was owed to Bradley Capital related to the employment-related aspects of this services agreement. In addition, prior to the Aircraft Sublease with Bradley Capital discussed below, we also reimbursed Bradley Capital for certain costs, including private travel, for our former chief executive officer, including family members. During the three and six months ended September 30, 2025, the Company paid no amounts related to this services agreement. The Company paid $0.4 million and $1.6 million, respectively, related to accrued amounts owed under this services agreement during the three and six months ended September 30, 2024,
In addition to the above, the Company incurred legal fees on behalf of Mr. Heppner under certain indemnification provisions. During the three months ended September 30, 2025 and 2024, these legal fees totaled approximately $1.8 million and $1.4 million, respectively. During the six months ended September 30, 2025 and 2024, these legal fees totaled approximately $3.7 million and $2.6 million, respectively. Substantially, all of these legal fees have or are expected to be eligible for reimbursement by the directors and officers insurance carriers.
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
No amounts have been paid to Bradley Capital related to the Aircraft Sublease through September 30, 2025. As of each of September 30, 2025 and March 31, 2025, $10.8 million of accrued costs related to the sublease is reflected in the accounts payable and accrued expenses line item on the consolidated statements of financial condition.
As discussed below, BHI, a Related Entity, entered into a Contribution Agreement with BCH and BCG pursuant to which BHI has agreed to reimburse BCG for a significant portion of the costs incurred by Beneficient USA under the Aircraft Sublease.
Relationship with Beneficient Holdings, Inc.
Beneficient USA, a subsidiary of BCH, entered into with BHI, a Related Entity, a Services Agreement effective July 1, 2017 (the “BHI Services Agreement”). BHI pays an annual fee of $30,000 to Ben for the provision of trust administration services for Related Entities and all trusts affiliated with its family trustee as that term is defined in the governing documents for a Related Entity. Beneficient USA also is required to provide any other services requested by BHI, subject to any restrictions in the operating agreement of BHI, at cost. The term of the BHI Services Agreement extends for the longer of (i) five years past the expiration or termination of the Bradley Capital Agreement, or (ii) seven years after the family trustee of the Related Entity is no longer a primary beneficiary of any trust affiliated with the family trustee. The Company recognized nominal income during the three and six months ended September 30, 2025 and 2024, respectively, in accordance with the BHI Services Agreement.
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
The Company incurred legal fees of approximately $0.6 million and $0.5 million on behalf of HCLP pursuant to the indemnification obligations under the HCLP credit agreements during the three months ended September 30, 2025 and 2024, respectively. During the six months ended September 30, 2025 and 2024, these legal fees totaled approximately $1.1 million and $1.0 million, respectively.
On July 30, 2025, HCLP delivered the Notice that events of default occurred with respect to the Second A&R Agreements and provide that all amounts owed under those agreements are immediately due and payable. Due to the Company identifying credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items, the Company is evaluating the validity of its obligations under the Second A&R Agreements and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including counter claims and litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP.
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
RROC’s purpose is to provide funding and operational support for the research activities conducted by the qualified charities. The funding received by RROC, from proceeds of trusts settled and funded by Customers of Ben, may be used, in RROC’s discretion, to (i) provide appropriate facilities and properties for the charitable organizations to utilize as part of their charitable initiatives (those properties and facilities being owned by a Related Entity), and (ii) provide fee revenue to RROC. RROC is granted such rights and authority pursuant to trust instruments entered into between a Customer and subsidiaries of Ben as well as an agreement with NPT. Ben’s subsidiaries provide financing to the Customer ExAlt Trusts and Ben is paid as an agent of the trustees for administrative services it provides to the trusts. Ben has certain outstanding payables, including accrued interest, to RROC and the Charitable Accounts (for the benefit of the Texas universities as discussed above) of $2.3 million and $2.3 million as of September 30, 2025 and March 31, 2025, respectively. There were no payments made during the three and six months ended September 30, 2025 and 2024. Due to changes in the Customer ExAlt Trust agreements, no incremental amounts are expected to be allocated to RROC or the Charitable Accounts other than those amounts already provided by certain prior trust agreements.
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
Ben has an outstanding payable to EGT of $0.4 million and $0.4 million as of September 30, 2025 and March 31, 2025, respectively. Ben paid $0.9 million and $1.3 million during the three and six months ended September 30, 2025, compared to $0.1 million and $0.3 million for the same periods of 2024, respectively, related to allocable proceeds to Charitable Beneficiaries. Additionally, during the year ended March 31, 2023, Ben sold its Kansas properties to the EGT in exchange for a $1.4 million promissory note, which is in the other assets line items on the consolidated statements of financial condition as of September 30, 2025 and March 31, 2025. The EGT made a prepayment on the promissory note of $0.2 million during the year ended March 31, 2025, principally in return for the promissory note being extended by two years, until September 30, 2028.
Hicks Holdings, L.L.C.
Hicks Holdings, L.L.C., an entity associated with one of Ben’s current directors, is one of the owners and serves as the manager of a limited liability company (“SPV”). A Related Entity also has ownership in the SPV. The SPV holds BCH Preferred A-0 and BCH Preferred A-1 among its investment holdings. Hicks Holdings, L.L.C. is also the sole member of HH-

BDH, the lender on outstanding term loans with a subsidiary of Ben.
Hicks Holdings Operating, LLC (“Hicks Holdings”), an entity associated with one of Ben’s current directors, has historically held BCH Preferred A-0, BCH Preferred A-1, BCH Class S Ordinary Units, BCH Class S Preferred Units and Class B common stock of Beneficient. Hicks Holdings was granted its BCH Preferred A-1 and BCH Class S Ordinary Units as compensation for services provided in 2018. Hicks Holdings was granted its BCH Preferred A-0 when a portion of the existing BCH Preferred A-1 converted to BCH Preferred A-0 in 2021. Hicks Holdings converted a portion of its existing BCH Preferred A-1 to BCG Class B Common Units in June 2023 in connection with the recapitalization of BCG described in Note 4. In connection with the letter agreement described below, in October 2023, Hicks Holdings assigned the BCH Preferred A-0, BCH Preferred A-1, BCH Class S Ordinary Units, and BCH Class S Preferred Units to HH-BDH. The total preferred equity of BCH, BCH Class S Preferred Units and BCH Class S Ordinary Units balance as of September 30, 2025 and March 31, 2025, was $23.9 million and $25.4 million, respectively (amounts disclosed here are based on their GAAP capital accounts). Hicks Holdings held 16,528 shares of Class B common stock as of September 30, 2025 and March 31, 2025. Additionally, during the year ended March 31, 2025, Mr. Hicks and an entity controlled by Mr. Hicks purchased a total of 100,000 shares of Class A common stock for a purchase price of approximately $0.2 million. As discussed in Note 19, subsequent to September 30, 2025, the BCH Preferred A-1 held by HH-BDH was converted to 92,485,639 shares of Class A common stock.
The Company has outstanding payable amounts to Hicks Holdings related to the HH-BDH Credit Agreement totaling approximately $0.9 million and $0.8 million as of September 30, 2025 and March 31, 2025, respectively, which is reflected in the other liabilities line item in the consolidated statement of financial condition.
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
Pursuant to the terms of the Letter Agreement, the parties thereto agreed that if the Borrower and/or Guarantor default under the HH-BDH Credit Agreement and such default results in a foreclosure on, or other forfeiture of, the Pledged Equity Interests, the Guarantor will promptly issue to Hicks Holdings, BCH Preferred A-0 with a capital account balance of $15.3 million, BCH Preferred A-1 with a capital account balance of $48.1 million (subsequently converted to Class A common stock as described in Note 19), 1 BCH Class S Preferred Units and 3,640 BCH Class S Ordinary Units (subject to a tax gross-up as provided in the Letter Agreement), or, in the discretion of Hicks Holdings, equivalent securities of equal fair market value to the value of the security interests at the time of the applicable foreclosure or other loss (such newly issued equity interests referred to as the “Replacement Equity Interests”); provided, however that, if less than all Pledged Equity Interests have been foreclosed on or forfeited, the foregoing capital account balances and numbers of units comprising the Replacement Equity Interests shall be reduced on a class-by-class and subclass-by-subclass basis, as applicable, to the extent necessary to ensure that Hicks Holdings and its affiliates do not receive additional value relative to the value held by Hicks Holdings and its affiliates immediately prior to the foreclosure or forfeiture. Furthermore, Ben LLC shall cause a Ben LLC Unit (as defined in the BCH LPA) to be issued for each BCH Class A Unit issued to the Hicks Holdings pursuant to the Letter Agreement. Additionally, the Guarantor agreed to indemnify Hicks Holdings and its affiliates and hold each of them harmless against any and all losses which may arise directly or indirectly in connection with, among other things, the HH-BDH Credit Agreement, the Term Loan, the Financing and the Lender Pledge.
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
Subscription agreements with an entity associated with a certain Board member
During the year ended March 31, 2025, an entity associated with Peter T. Cangany, Jr., a member of our Board, purchased a total of 262,500 shares of Class A common stock from the Company for an aggregate purchase price of approximately $0.5 million on various dates during the fiscal year.
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
As of September 30, 2025 and March 31, 2025, the consolidated statements of financial condition include assets of this consolidated VIE with a carrying value of nil. No options were held as of and during the three and six months ended September 30, 2025 and 2024.
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

The consolidated statements of financial condition includes the following amounts from these consolidated VIEs as of the dates presented:

(Dollars in thousands)	September 30, 2025	March 31, 2025
Assets:
Cash and cash equivalents	$3,400	$717
Investments, at fair value	243,978	291,371
Other assets	763	378
Total Assets of VIEs	$248,141	$292,466

Liabilities:
Accounts payable and accrued expense	$3,250	$3,107
Other liabilities	136	95
Total Liabilities of VIEs	$3,386	$3,202

Equity:
Treasury stock	$(3,444)	$(3,444)
Noncontrolling interests	(228,549)	(201,518)
Accumulated other comprehensive income	90	(2)
Total Equity of VIEs	$(231,903)	$(204,964)
The consolidated statements of comprehensive income (loss) for the periods presented include the following amounts from these consolidated VIEs:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
(Dollars in thousands)
Revenues
Investment income (loss), net	$(3,162)	$8,541	$(15,938)	$19,569
Gain (loss) on financial instruments, net	379	572	304	(603)
Total revenues	(2,783)	9,113	(15,634)	18,966

Operating expenses
Provision for credit losses	—	476	—	998
Professional services	621	571	1,028	1,193
Other expenses	471	189	865	309
Total operating expenses	1,092	1,236	1,893	2,500
Net income (loss)	$(3,875)	$7,877	$(17,527)	$16,466
Net income (loss) attributable to noncontrolling interests	$(9,780)	$(4,523)	$(25,992)	$(5,049)

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

The following tables include the results of each of the Company’s reportable segments reconciled to the consolidated financial statements (in thousands):

	Three Months Ended September 30, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income (loss), net	$—	$—	$(3,162)	$—	$—	$(3,162)
Gain (loss) on financial instruments, net	—	—	379	(168)	—	211
Interest and dividend income	—	—	—	10	—	10
Trust services and administration revenues	—	178	—	—	—	178
Other income	—	—	—	—	—	—

Intersegment revenues
Interest income	8,497	—	—	—	(8,497)	—
Trust services and administration revenues	—	2,903	—	—	(2,903)	—
Total revenues	8,497	3,081	(2,783)	(158)	(11,400)	(2,763)

External expenses
Employee compensation and benefits	248	499	—	1,682	—	2,429
Interest expense	3,169	—	—	1,729	—	4,898
Professional services	196	109	622	4,404	—	5,331
Other expenses	209	181	471	1,582	—	2,443

Intersegment expenses
Interest expense	—	—	37,853	—	(37,853)	—
Provision for credit losses	5,496	—	—	—	(5,496)	—
Other expenses	—	—	2,903	—	(2,903)	—
Total expenses	9,318	789	41,849	9,397	(46,252)	15,101

Operating income (loss)	$(821)	$2,292	$(44,632)	$(9,555)	$34,852	$(17,864)

	Three Months Ended September 30, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income (loss), net	$—	$—	$8,541	$—	$—	$8,541
Gain (loss) on financial instruments, net	—	—	571	(750)	—	(179)
Interest and dividend income	—	—	—	12	—	12
Trust services and administration revenues	—	187	—	—	—	187

Intersegment revenues
Interest income	11,978	—	—	—	(11,978)	—
Trust services and administration revenues	—	5,199	—	—	(5,199)	—
Total revenues	11,978	5,386	9,112	(738)	(17,177)	8,561

External expenses
Employee compensation and benefits	361	542	—	6,232	—	7,135
Interest expense	3,163	—	—	1,157	—	4,320
Professional services	395	30	545	6,287	—	7,257
Provision for credit losses	—	—	476	—	—	476
Loss on impairment of goodwill	—	298	—	—	—	298
Other expenses	402	187	189	2,012	—	2,790

Intersegment expenses
Interest expense	—	—	36,049	—	(36,049)	—
Provision for credit losses	4,752	—	—	—	(4,752)	—
Other expenses	—	—	3,402	—	(3,402)	—
Total expenses	9,073	1,057	40,661	15,688	(44,203)	22,276

Operating income (loss)	$2,905	$4,329	$(31,549)	$(16,426)	$27,026	$(13,715)

	Six Months Ended September 30, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income (loss), net	$—	$—	$(15,938)	$—	$—	$(15,938)
Gain (loss) on financial instruments, net	—	—	304	(138)	—	166
Interest and dividend income	—	—	—	20	—	20
Trust services and administration revenues	—	366	—	—	—	366

Intersegment revenues
Interest income	17,332	—	—	—	(17,332)	—
Trust services and administration revenues	—	6,898	—	—	(6,898)	—
Total revenues	17,332	7,264	(15,634)	(118)	(24,230)	(15,386)

External expenses
Employee compensation and benefits	632	1,146	—	3,982	—	5,760
Interest expense	6,515	—	—	1,798	—	8,313
Professional services	810	318	1,028	11,132	—	13,288
Accrual (release) of loss contingency related to arbitration award	—	—	—	62,831	—	62,831
Other expenses	448	380	865	3,241	—	4,934

Intersegment expenses
Interest expense	—	—	74,998	—	(74,998)	—
Provision for credit losses	15,765	—	—	—	(15,765)	—
Other expenses	—	—	6,083	—	(6,083)	—
Total expenses	24,170	1,844	82,974	82,984	(96,846)	95,126

Operating income (loss)	$(6,838)	$5,420	$(98,608)	$(83,102)	$72,616	$(110,512)

	Six Months Ended September 30, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income (loss), net	$—	$—	$19,569	$—	$—	$19,569
Gain (loss) on financial instruments, net	—	—	(604)	(758)	—	(1,362)
Interest and dividend income	—	—	—	24	—	24
Trust services and administration revenues	—	376	—	—	—	376

Intersegment revenues
Interest income	22,827	—	—	—	(22,827)	—
Trust services and administration revenues	—	10,392	—	—	(10,392)	—
Total revenues	22,827	10,768	18,965	(734)	(33,219)	18,607

External expenses
Employee compensation and benefits	791	898	—	9,296	—	10,985
Interest expense	6,244	—	—	2,364	—	8,608
Professional services	869	426	1,167	10,339	—	12,801
Provision for credit losses	—	—	998	2	—	1,000
Loss on impairment of goodwill	—	3,427	—	265	—	3,692
Accrual (release) of loss contingency related to arbitration award	—	—	—	(54,973)	—	(54,973)
Other expenses	853	401	309	4,308	—	5,871

Intersegment expenses
Interest expense	—	—	70,848	—	(70,848)	—
Provision for credit losses	11,679	—	—	—	(11,679)	—
Other expenses	—	—	6,821	—	(6,821)	—
Total expenses	20,436	5,152	80,143	(28,399)	(89,348)	(12,016)

Operating income (loss)	$2,391	$5,616	$(61,178)	$27,665	$56,129	$30,623

	As of September 30, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
Loans to Customer ExAlt Trusts, net	$223,129	$—	$—	$—	$(223,129)	$—
Investments, at fair value	—	—	243,978	—	—	243,978
Other assets	1,317	21,328	18,637	50,522	(32,563)	59,241
Goodwill and intangible assets, net	—	7,469	—	5,545	—	13,014
Total Assets	$224,446	$28,797	$262,615	$56,067	$(255,692)	$316,233

	As of March 31, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
Loans to Customer ExAlt Trusts, net	$244,070	$—	$—	$—	$(244,070)	$—
Investments, at fair value	—	—	291,371	—	—	291,371
Other assets	859	19,339	16,328	45,209	(31,245)	50,490
Goodwill and intangible assets, net	—	7,469	—	5,545	—	13,014
Total Assets	$244,929	$26,808	$307,699	$50,754	$(275,315)	$354,875

16.    Risks and Uncertainties
The Customer ExAlt Trusts hold investments in alternative assets, public and private equity securities and interests, and debt securities that are exposed to market risk, credit risk, currency risk, and interest rate risk. Currently, these investments, whose cash flows serve as the Collateral to the ExAlt Loans, primarily are comprised of alternative assets consisting of private equity limited partnership interests, which are primarily denominated in the U.S. dollar, Euro, and Canadian dollar. The financial statements risks, stemming from such investments, are those associated with the determination of estimated fair values, the diminished ability to monetize certain investments in times of strained market conditions, the recognition of income and recognition of impairments on certain investments.
The portfolio of alternative assets covers the following industry sectors and geographic regions for the periods shown below (dollar amounts in thousands):

	September 30, 2025		March 31, 2025
Industry Sector	Value	Percent of Total	Value	Percent of Total
Food and staples retailing	$63,998	30.3%	$63,846	24.6%
Software and services	23,365	11.1	41,460	16.0
Diversified financials	20,900	9.9	22,273	8.6
Utilities	19,648	9.3	15,432	6.0
Semiconductors and semiconductor equipment	17,490	8.3	15,426	6.0
Health care equipment and services	10,660	5.0	13,464	5.2
Capital goods	5,100	2.4	20,532	7.9
Other(1)	50,163	23.7	66,680	25.7
Total	$211,324	100.0%	$259,113	100.0%

(1)	Industries in this category each comprise less than 5 percent. Capital goods is shown separately as it comprised greater than 5 percent in the prior period.

	September 30, 2025		March 31, 2025
Geography	Value	Percent of Total	Value	Percent of Total
North America	$91,089	43.1%	$135,066	52.1%
South America	64,720	30.6	64,969	25.1
Asia	40,190	19.0	41,948	16.2
Europe	15,212	7.2	17,018	6.6
Africa	113	0.1	112	—
Total	$211,324	100.0%	$259,113	100.0%
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
Lease Commitments
The Company operates on a month-to-month rental basis for its office premises. Rental expense for our premises for the three months ended September 30, 2025 and 2024, totaled nominal and $0.2 million, respectively. Rental expense for our premises for the six months ended September 30, 2025 and 2024, totaled $0.1 million and $0.3 million, respectively.
Unfunded Capital Commitments
The Customer ExAlt Trusts had $37.0 million and $41.6 million of potential gross capital commitments as of September 30, 2025 and March 31, 2025, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The Customer ExAlt Trusts holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by certain of the associated trusts within the ExAlt PlanTM or affiliated entities. To the extent that the associated Customer ExAlt Trust or their affiliated entities cannot pay the capital funding commitment, Ben is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Ben to the Customer ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves, if any, held by the associated Customer ExAlt Trusts or their affiliated entities are added to the ExAlt Loan balance between Ben and the Customer ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. The majority, or 95%, of our portfolio with an unfunded commitment has a vintage of 2012 and prior. As the vintages continue to age, a cash requirement becomes less likely. We consider the creditworthiness of the investment on a case-by-case basis. At

September 30, 2025 and March 31, 2025, there were no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.
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
On July 29, 2024, the Texas State District Court, Dallas County 134th Judicial District (the “Texas District Court”) entered an order vacating the Arbitration Award in its entirety. The Texas District Court directed the parties to file motions requesting any further relief that may be available within twenty days of the order. On August 2, 2024, the Claimant filed an appeal to challenge the order vacating the Arbitration Award in the Texas Fifth Court of Appeals. The Claimant filed his opening brief on October 28, 2024, and the Company filed its response brief on January 21, 2025. On February 10, 2025, the Claimant filed his reply brief. The Texas Fifth Court of Appeals heard oral arguments in April 2025. On October 10, 2025, the Texas Fifth Court of Appeals reversed the judgment of the Texas District Court and confirmed the previous Arbitration Award. On November 12, 2025, the Company filed a motion for re-hearing with the Texas Fifth Court of Appeals. The Company will continue to vigorously defend itself in this matter and we are exploring available options with respect to the Arbitration Award, which may include appealing to the Texas Supreme Court or working with the Claimant in the arbitration on settlement terms that could reduce the potential near term cash obligations associated with the arbitration.
As a result of the order issued on July 29, 2024, the Company released the liability associated with the Arbitration Award, which resulted in the release of the previously recognized loss contingency accrual in the amount of $55.0 million being reflected in the six months ended September 30, 2024 consolidated statement of comprehensive income (loss). As a result of the order issued on October 10, 2025, the Company recorded a loss contingency associated with the Arbitration Award, including post-judgment interest and fees, which resulted in a loss of $62.8 million being reflected in the six months ended September 30, 2025 consolidated statement of comprehensive income (loss). Additional interest accruing on the Arbitration Award during the three months ended September 30, 2025 totaled $1.7 million and is reflected in the interest expense line item in the consolidated statements of comprehensive income (loss).
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
GWG Litigation Trust Adversary Proceedings
On April 19, 2024, the Litigation Trustee filed a complaint (the “LT Complaint”) as an Adversary Proceeding in the bankruptcy of GWG Holdings, Inc. currently pending in the United States Bankruptcy Court in the Southern District of Texas against Ben Management, the Company, BCH, BCC, Beneficient Capital Company, L.L.C. (“New BCC”), BHI, various current or former officers and directors of the Company, HCLP and certain of its affiliates, former officers and directors of the Company’s former parent company, trustees of certain trusts that are directly or indirectly controlled by, or operate for the benefit of, Ben’s former CEO and founder or his family, entities directly or indirectly held by, or that are under common control with, such trusts, and in which Ben’s former CEO and his family members are among classes of economic beneficiaries, whether or not Ben’s former CEO is entitled to economic distributions from such trusts, and others. The LT Complaint alleges causes of action that include (i) actual or constructive fraudulent transfer for certain transactions between GWG and the Company or its affiliates, (ii) breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty, and civil conspiracy, (iii) unjust enrichment, (iv) avoidance of any purported releases of the defendants, and (v) disallowance of the claims filed by certain defendants, including the Company, in the GWG bankruptcy case.
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
The terms of the settlement are within the policy limits of the Company’s insurance policy with respect to such claims, and the Company expects the settlement will be entirely funded by insurance proceeds. Accordingly, the Company has recorded an estimated liability of $34.5 million in accounts payable and accrued expenses and estimated insurance recoveries of $34.5 million in other assets, net, in the consolidated statement of financial condition as of September 30, 2025 and March 31, 2025. The amounts reflected in our consolidated financial statements for the estimated liability and insurance recoveries represents an estimate of the amounts attributable to Ben, its consolidated subsidiaries, and directors as part of a broader settlement also involving other parties.
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
Scura Action
On March 30, 2023, David Scura and Clifford Day, on behalf of themselves and all others similarly situated, filed a class action lawsuit in the United States District Court for Northern District of Texas against Ben, certain current and former members of its Board (Brad K. Heppner, Peter T. Cangany, Jr., Richard W. Fisher, Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer), certain past members of the board of directors of GWG Holdings (Jon R. Sabes and Steven F. Sabes), FOXO Technologies Inc. (“FOXO”), and Emerson Equity LLC (“Emerson”) (the “Scura Action”). The suit alleged that the defendants defrauded GWG Holdings’ investors, and it asserted claims on behalf of a putative class consisting of all persons and entities who purchased or otherwise acquired GWG Holdings’ L Bonds or preferred stock of GWG Holdings between December 23, 2017, and April 20, 2022. The suit alleged that (i) BCG, the individual defendants, and FOXO violated Sections 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, (ii) that the individual defendants violated Section 20(a) of the Exchange Act and (iii) that Emerson violated Section 15(c)(1)(A) of the Exchange Act. The complaint did not allege the total amount of damages sought by the plaintiffs. On June 8, 2023, the plaintiffs in the Scura Action filed a voluntary notice of dismissal without prejudice.
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
On October 2, 2023, the Lead Plaintiffs filed a Consolidated Class Action Complaint against the Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer, Murray T. Holland, Timothy L. Evans, David H. de Weese, Roy W. Bailey, David F. Chavenson, and Whitley Penn LLP, alleging Securities Act violations arising out of the Offering. The complaint alleges that the individual defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act, and further alleges that the Company violated Section 15 of the Securities Act. The Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer filed a motion to dismiss the complaint on November 7, 2023. On January 4, 2024, defendants Murray Holland, Tim Evans, Roy Bailey, Whitley Penn, David Chavenson and David H. de Weese filed motions to dismiss. The Lead Plaintiffs’ responded to the various motions to dismiss on February 20, 2024, and the defendants (other than Whitley Penn) filed replies in support of the motions to dismiss on March 21, 2024. On October 24, 2024, the court granted defendants’ motions to dismiss and dismissed the claims without prejudice. The Lead Plaintiffs filed an amended complaint on November 14, 2024. On December 26, 2024, the Lead Plaintiff, the Company, and other defendants filed a motion informing the court that they had reached an agreement in principle to settle the claims on a class-wide basis. The settlement in principle does not require any payment by the Company or its affiliates and officers and directors. While the settlement has been approved by the Bankruptcy Court for the Southern District of Texas as it relates to the GWG Litigation Trust Adversary Proceedings as described above, this matter has not yet been approved by the relevant court. The Lead Plaintiffs filed a motion for preliminary approval and, on September 25, 2025, the United States District Court for the Northern District of Texas granted the motion for preliminary approval of the settlement. A hearing on whether to grant final approval of the settlement has been set for January 13, 2026. If the settlement is not approved, the Company intends to vigorously defend itself in the litigation.
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
Templeton Revocable Trust Action
On May 16, 2025, Susan J. Templeton Revocable Trust (“Templeton Trust”) filed a derivative complaint in in the Delaware Court of Chancery against HIP, David B. Perkins (Mr. Perkins, together with HIP, the “Hatteras Templeton Defendants”), the Company, and Brad Heppner (“Mr. Heppner,” together with Ben, the “Ben Templeton Defendants”). Templeton Trust, as a unit holder of nominal defendant Hatteras Evergreen Private Equity Fund, LLC (the “Fund”), asserts the following claims arising from a plan to liquidate the Fund that involved a transaction with the Company: (i) direct and derivative claims against the Hatteras Templeton Defendants for breach of fiduciary duty, (ii) derivative claims against HIP and the Ben Templeton Defendants for unjust enrichment, and a derivative claim against the Ben Templeton Defendants for aiding and abetting breach of fiduciary duty. The Company intends to vigorously defend against these claims.
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
On October 10, 2025, HCLP brought an action in the Delaware Court of Chancery against Delaware Trust Company (“DTC”) individually and as trustee for twenty-five Custody Trusts (the “Custody Trusts”). The Custody Trusts hold collateral against which certain of the Company’s ExAlt Loans are made. HCLP purports to be lender to BCH and its affiliates and asserts that the Company owes HCLP approximately $122 million on two loans which it claims are in default. HCLP further alleges that the Custody Trusts guaranteed the loans which are secured by certain pledge agreements. The action seeks to enforce the guarantees and the pledge agreements and prevent any future distributions to the Company. HCLP also filed a motion for a temporary restraining order which seeks to enjoin DTC, in the interim, from selling, transferring, or encumbering the assets held by the Custody Trusts. The parties entered into an agreed form of order which was approved by the court. Under the order, DTC agreed to not transfer, sell, encumber or other dispose of the collateral held by the Custody Trusts and the parties agreed to request a trial date in mid-2026. The Company is not named in either the action or the motion. Due to the Company identifying credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP and their agents.
18.    Supplemental Cash Flow Information
Cash paid for taxes for the six months ended September 30, 2025 and 2024 was de minimis. Cash paid for interest for the six months ended September 30, 2025 and 2024, was $0.8 million and $1.5 million, respectively.
Supplemental disclosure of noncash investing and financing activities include:
Six Months Ended September 30, 2025:
–$11.5 million issuance of Series B preferred stock and $0.3 million issuance of noncontrolling interest in connection with recent financings.
–$9.3 million accrual for BCH Preferred A-0 guaranteed payment.
–$1.3 million of distributions payable to the Charitable Beneficiaries.
Six Months Ended September 30, 2024:
–$125.5 million reclass of BCH Preferred A-0 from temporary equity to permanent equity.
–$8.8 million accrual for BCH Preferred A-0 guaranteed payment.
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
Asset Sales
On October 1, 2025, and October 7, 2025, entities (“Sellers”) held by a Customer ExAlt Trust and managed by an indirect subsidiary of the Company agreed to sell additional beneficial interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trust. The Sellers received aggregate gross proceeds of approximately $1.4 million for the sale of such interests included in this transaction. The Sellers paid brokerage commissions and certain transaction costs out of such gross proceeds. The remainder of the proceeds were distributed to the Customer ExAlt Trust, which then used such proceeds as follows: (i) a portion (2.5%) of the proceeds will be distributed to the beneficiaries of the Customer ExAlt Trust and (ii) the remainder was paid to a subsidiary of the Company as payment on outstanding accrued fees (if any) and/or a loan repayment on the outstanding loan issued by BFF to such Customer ExAlt Trust. The proceeds for the fee payment and the loan repayment were then available for use by the Company. The Company is required to pay approximately $0.7 million out of the net proceeds received to date on this transaction to HH-BDH LLC as a principal payment on the loan previously made by HH-BDH LLC to Beneficient Financing, LLC.
On October 30, 2025, these entities also sold equity securities they held back to the issuing entity for approximately $8.3 million of proceeds. The Sellers paid certain of its accrued costs out of the gross proceeds. The remainder of the proceeds were distributed to the Customer ExAlt Trust, which then used such proceeds as follows: (i) a portion (2.5%) of the proceeds will be distributed to the beneficiaries of the Customer ExAlt Trust and (ii) the remainder was paid to a subsidiary of the Company as payment on outstanding accrued fees (if any) and/or a loan repayment on the outstanding loan issued by BFF to such Customer ExAlt Trust. The proceeds for the fee payment and the loan repayment were then available for use by the Company. The Company was required to pay approximately $2.1 million out of the net proceeds on this transaction to HH-BDH LLC as a principal payment on the loan previously made by HH-BDH LLC to Beneficient Financing, LLC.

Limited Conversion of Preferred Series A Subclass 1 Unit Accounts
On October 15, 2025, certain holders of BCH Preferred A-1, that were issued prior to the Company’s initial listing on The Nasdaq Stock Market, LLC, elected to convert $52.6 million (based on their capital account balances determined pursuant to Section 704 of the Internal Revenue Code) of such BCH Preferred A-1 for BCH Class S Ordinary Units, which were subsequently contemporaneously exchanged for shares of the Company’s Class A common stock, (such transaction, the “Limited Conversion”). The Limited Conversion resulted in the issuance of 101,294,288 shares of Class A common stock (such shares, the “Conversion Shares”), and immediately following the Limited Conversion, there were 110,758,536 shares of Class A common stock outstanding.
In connection with the Limited Conversion, the participants in the Limited Conversion entered into a voting and lock-up agreement which provides that, among other things, (i) the participants will vote their respective Conversion Shares in favor of the recommendation of the Company’s Board (except for the election of members of the Board) and (ii) the Conversion Shares will be subject to lockup until October 1, 2028 (the “Lock-Up Period”). The participants also agreed to forego any potential appreciation in the value of the Conversion Shares between the date of the Limited Conversion and the expiration of the Lock-Up Period by agreeing to forfeit the number of Conversion Shares equal in value to any such appreciation at the expiration of the Lock-Up Period. As a result of the Limited Conversion, the participants will forgo certain allocations, distributions, preferred returns, conversion and other rights and preferences associated with the Preferred A-1 Unit Accounts. Thomas O. Hicks, Chairman of our Board of Directors, and James G. Silk, Interim Chief Executive Officer, comprised the holders of the BCH Preferred A-1 that elected to participate in the Limited Conversion.
Proposed FY2026 Reverse Stock Split
On October 24, 2025, our Board of Directors unanimously approved and recommended that our stockholders approve, pursuant to Nevada Revised Statutes (“NRS”) Section 78.207 and the Company’s Articles of Incorporation, a reverse stock split of all of the outstanding shares of our Class A Common Stock and Class B Common Stock at a ratio ranging from any whole number between 1 for 5 and 1 for 100, as determined by our Board of Directors in its sole discretion, subject to the Board’s authority to abandon such reverse stock split, together with a proportionate reduction in the authorized shares of each class of Common Stock as required by NRS Section 78.207 (the “Reverse Stock Split Proposal”). Approval of the proposal at the special meeting of our stockholders scheduled for December 1, 2025 (the “December 2025 Special Meeting”), will grant our Board of Directors the authority, but not the obligation to effect the Reverse Stock Split Proposal, with the exact ratio and timing of the proposed reverse stock split to be determined at the discretion of our Board of Directors. For additional information about the December 2025 Special Meeting and the Reverse Stock Split Proposal, please see the Company's Definitive Proxy Statement filed with the SEC on November 6, 2025.
Former Chairman and CEO Indictment
On November 4, 2025, our former Chairman of the Board of Directors and CEO, Brad K. Heppner was indicted by the United States Southern District of New York charging Mr. Heppner with various counts comprised of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, false statements to auditors, and falsification of records. As previously disclosed, Beneficient parted ways with Mr. Heppner earlier this year promptly after the Company learned of credible evidence of his fraud on the Company and others. Beneficient will continue to vigorously pursue its own potential claims against Mr. Heppner and entities associated with him on behalf of its shareholders. Beneficient has and will continue to cooperate with the government’s investigation of Mr. Heppner.

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
Through Ben Markets, we provide broker-dealer services through our subsidiary, AltAccess Securities Company, L.P. (“AltAccess Securities”), a Financial Industry Regulatory Authority, Inc. (“FINRA”) member and SEC registered broker-dealer, and transfer agent services through our subsidiary, Beneficient Transfer and Clearing Company, L.L.C. (“Beneficient Transfer”), an SEC registered transfer agent, each in connection with offering our liquidity products.
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
Each of our liquidity, primary capital, custody, trustee, trust administration, transfer agent and broker-dealer products and services are structured to be deliverable to our Customers through our online digital platform, AltAccess. AltAccess serves as the centralizing hub of our business and is an interactive, secure, end-to-end portal through which Customers select among our products and services and complete transactions in a regulated environment. Our internal technology team developed Ben’s AltAccess enterprise software systems and managed services, which consist of an integrated array of proprietary and third-party software solutions curated together to power the AltAccess platform enabling our Customers to access our products and services, select those that fit their specific needs and close transactions with Ben. The AltAccess platform is designed to ultimately be provided through a software as a service model to multiple intermediaries, including commercial lenders, and to be accessed through an application programming interface for these intermediaries to deploy in their businesses. Ben AltAccess’s online platform is presently no longer publicly accessible as its being re-engineered to better met the needs of our Customers. In the interim, we plan to continue to meet the needs of our Customers seeking liquidity, custody, trust and data services for their alternative assets via other methods.
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
•Ben Liquidity is our primary business line and offers Ben’s alternative asset liquidity and fiduciary financing products and primary capital products through Ben AltAccess. As noted above, Ben AltAccess’s online platform is presently no longer publicly accessible as its being re-engineered to better met the needs of our Customers. In the interim, we plan to continue to meet the needs of our Customers seeking liquidity, custody, trust and data services for their alternative assets via other methods.
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
We have allocated certain expenses to our operating segments, such as salaries, legal expenses, and other general operating expenses. We have not allocated certain other expenses, including equity compensation and interest expense for certain debt agreements, to our operating segments. We may in the future determine to allocate certain additional expenses to the operating segments, which could have a material impact on the presentation of the results of our operating segments in any future segment presentation.
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
Additionally, on August 8, 2025, entities held by a Customer ExAlt Trust and managed by an indirect subsidiary of the Company agreed to sell beneficial interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trust, pursuant to which, the sellers received aggregate gross proceeds of approximately $11.6 million for the sale of such interests. Additional sales were completed by these entities on October 1, 2025 and October 7, 2025 for which aggregate gross proceeds of approximately $1.4 million were received. Finally, on October 30, 2025, these entities also sold equity securities they held back to the issuing entity for approximately $8.3 million of proceeds.
Our Ben Liquidity and Ben Custody business segments, which relate to our current operating subsidiaries that are owned by the holders of equity in the Company (including BCH), recognize revenue through (i) interest income on ExAlt Loans made to the Customer ExAlt Trusts in connection with our liquidity transactions for Customers, (ii) fee income billed at closing, but recognized as revenue ratably over the expected life of the alternative asset, for each liquidity transaction with Customers for services including access to and use of the AltAccess platform, transfer of the alternative assets, and delivery of the consideration to the client, and (iii) recurring fee income recognized each period for providing services including trustee, custody, and trust administration of the Customer ExAlt Trusts while they hold investments. Ben Liquidity and Ben Custody revenue recognized for the three and six months ended September 30, 2025 and 2024 is as follows:
a.Ben Liquidity recognized $8.5 million and $12.0 million in interest income during the three months ended September 30, 2025 and 2024, respectively. For the six months ended September 30, 2025 and 2024, Ben Liquidity recognized interest income of $17.3 million and $22.8 million, respectively.
b.Ben Custody recognized $3.1 million and $5.4 million in trust services and administration revenues during the three months ended September 30, 2025 and 2024, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods. For the six months ended September 30, 2025 and 2024, Ben Custody recognized trust services and administration revenues of $7.3 million and $10.8 million, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods.
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

(in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Operating income (loss)*
Ben Liquidity	$(821)	$2,905	$(6,838)	$2,391
Ben Custody	2,292	4,329	5,420	5,616
Corporate & Other	(9,555)	(16,426)	(83,102)	27,665
Gain on liability resolution	—	23,462	—	23,462
Income tax expense (allocable to Ben and BCH equity holders)	(43)	—	(43)	(28)
Net loss attributable to noncontrolling interests – Ben	9,191	3,067	25,175	10,254
Noncontrolling interest guaranteed payment	(4,693)	(4,423)	(9,317)	(8,779)
Net income (loss) attributable to common shareholders	$(3,629)	$12,914	$(68,705)	$60,581
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
Noncontrolling Interests
The consolidated financial statements of Ben include the accounts of Ben, its wholly-owned and majority-owned subsidiaries, certain VIEs, in which the Company is the primary beneficiary, and certain noncontrolling interests. The noncontrolling interests reflected in our consolidated financial statements represent the portion of BCH’s limited partnership interests and interests in the Customer ExAlt Trusts that are held by third parties. Amounts are adjusted by the noncontrolling interest holder’s proportionate share of the subsidiaries’ earnings or losses each period and for any distributions that are paid. The portion of income allocated to owners other than the Company is included in “net income (loss) attributable to noncontrolling interests” in the consolidated statements of comprehensive income (loss). Our primary noncontrolling interests are described in Part II, Item 7 to our Annual Report.
Recent Developments
New Chairman of the Board of Directors and Chief Executive Officer
On June 30, 2025, Thomas O. Hicks was elected to be the Chairman of the Board of Directors. Effective on July 20, 2025, James G. Silk was named the Interim Chief Executive Officer.
Brad K. Heppner previously served as the CEO and Chairman of the Board of Directors and resigned from both positions on June 19, 2025 following a request from the Company’s counsel, acting at the direction of the Audit Committee of the Board of Directors, for Mr. Heppner to sit for a formal interview regarding, among other things, his knowledge of certain documents and information concerning Mr. Heppner’s relationship to HCLP provided to the Company’s auditors in 2019. The interview request was made after the Company identified credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, knowing that these documents would be provided to the Company’s auditors. The Company is investigating additional information it has learned about other conduct by Mr. Heppner and other persons that purportedly controlled HCLP to determine the extent to which any of that conduct surrounding HCLP was fraudulent. On November 4, 2025, Mr. Heppner was indicted by the United States Southern District of New York charging Mr. Heppner with various counts comprised of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, false statements to auditors, and falsification of records.
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
Additionally, on August 8, 2025, the Sellers agreed to sell additional beneficial interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trust. The Sellers received aggregate gross proceeds of approximately $11.6 million for the sale of such interests included in this transaction that closed and funded on various dates during our second quarter of fiscal 2026. The Sellers paid brokerage commissions and certain transaction costs out of such gross proceeds. The remainder of the proceeds were distributed to the Customer ExAlt Trust, which then used such proceeds as follows: (i) a portion (2.5%) of the proceeds will be distributed to the beneficiaries of the Customer ExAlt Trust and (ii) the remainder was paid to a subsidiary of the Company as payment on outstanding accrued fees (if any) and/or a loan repayment on the outstanding loan issued by BFF to such Customer ExAlt Trust. The proceeds for the fee payment and the loan repayment were then available for use by the Company. The Company was required to pay approximately $3.8 million out of the net proceeds received to date on this transaction to HH-BDH LLC as a principal payment on the loan previously made by HH-BDH LLC to Beneficient Financing, LLC.
On October 1, 2025, and October 7, 2025, the Sellers agreed to sell additional beneficial interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trust. The Sellers received aggregate gross proceeds of approximately $1.4 million for the sale of such interests included in this transaction. The Sellers paid brokerage commissions and certain transaction costs out of such gross proceeds. The remainder of the proceeds were distributed to the Customer ExAlt Trust, which then used such proceeds as follows: (i) a portion (2.5%) of the proceeds will be distributed to the beneficiaries of the Customer ExAlt Trust and (ii) the remainder was paid to a subsidiary of the Company as payment on outstanding accrued fees (if any) and/or a loan repayment on the outstanding loan issued by BFF to such Customer ExAlt Trust. The proceeds for the fee payment and the loan repayment were then available for use by the Company. The Company was required to pay approximately $0.7 million out of the net proceeds on these transactions to HH-BDH LLC as a principal payment on the loan previously made by HH-BDH LLC to Beneficient Financing, LLC.
Finally, on October 30, 2025, these entities also sold equity securities they held back to the issuing entity for approximately $8.3 million of proceeds. The Sellers paid certain of its accrued costs out of the gross proceeds. The remainder of the proceeds were distributed to the Customer ExAlt Trust, which then used such proceeds as follows: (i) a portion (2.5%) of the proceeds will be distributed to the beneficiaries of the Customer ExAlt Trust and (ii) the remainder was paid to a subsidiary of the Company as payment on outstanding accrued fees (if any) and/or a loan repayment on the outstanding loan issued by BFF to such Customer ExAlt Trust. The proceeds for the fee payment and the loan repayment were then available for use by the Company. The Company was required to pay approximately $2.1 million out of the net proceeds on this transaction to HH-BDH LLC as a principal payment on the loan previously made by HH-BDH LLC to Beneficient Financing, LLC.
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
Limited Conversion of Preferred Series A Subclass 1 Unit Accounts
On October 15, 2025, certain holders of BCH Preferred A-1, that were issued prior to the Company’s initial listing on The Nasdaq Stock Market, LLC, elected to convert $52.6 million (based on their capital account balances determined pursuant to Section 704 of the Internal Revenue Code) of such BCH Preferred A-1 for BCH Class S Ordinary Units, which were subsequently contemporaneously exchanged for shares of the Company’s Class A common stock, (such transaction, the “Limited Conversion”). The Limited Conversion resulted in the issuance of 101,294,288 shares of Class A common stock, and immediately following the Limited Conversion, there were 110,758,536 shares of Class A common stock outstanding. Thomas O. Hicks, Chairman of our Board of Directors, and James G. Silk, Interim Chief Executive Officer, comprised the holders of the BCH Preferred A-1 that elected to participate in the Limited Conversion.
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
The filing of the Annual Report on Form 10-K on September 29, 2025 and the Quarterly Report on Form 10-Q for June 30, 2025 on October 20, 2025 was within the extension period allowed for by the Panel, demonstrating compliance with the Periodic Filing Requirement. On October 29, 2025, the Company received notification from the Panel that the Company had regained compliance with the Periodic Filing Requirement.
On November 6, 2025, the Company filed a Definitive Proxy Statement on Schedule 14A seeking stockholder approval to effect a reverse stock split of its Class A Common Stock and Class B Common Stock. The Company anticipates the reverse stock split of the Common Stock will allow it to demonstrate compliance with the Bid Price Requirement within the extension period granted by the Panel.
Although the Company is taking definitive steps to evidence compliance with all applicable criteria for continued listing on The Nasdaq Capital Market, there can be no assurance that the Company will be able to timely regain compliance with the Bid Price Requirement within the extension period granted by the Panel.
On October 3, 2025, the Company was notified by staff of Nasdaq that because the Company’s Form 10-K for the fiscal year ended March 31, 2025 reported a stockholders’ equity of $(34.9) million, the Company was in non-compliance with the minimum stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”), which could also serve as a separate and additional basis for delisting in addition to the matters described above (such letter, the “Additional Determination Letter”). The Additional Determination Letter also provided that the Panel will consider the Additional Determination Letter in their decision regarding the Company’s continued listing on Nasdaq. As a result of the Limited Conversion of Preferred Series A Subclass 1 Unit Accounts described above, the Company was able to demonstrate compliance with an alternative to the Stockholders’ Equity Requirement by meeting the Nasdaq minimum of $35 million market value of listed securities requirement (the “MVLS Requirement”). On October 29, 2025, the Company received notification from the Panel that the Company had regained compliance with the MVLS Requirement.
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
On July 29, 2024, the Texas State District Court, Dallas County 134th Judicial District (the “Texas District Court”) entered an order vacating the Arbitration Award in its entirety. The Texas District Court directed the parties to file motions requesting any further relief that may be available within twenty days of the order. On August 2, 2024, the Claimant filed an appeal to challenge the order vacating the Arbitration Award in the Texas Fifth Court of Appeals. The Claimant filed his opening brief on October 28, 2024, and the Company filed its response brief on January 21, 2025. On February 10, 2025, the Claimant filed his reply brief. The Texas Fifth Court of Appeals heard oral arguments in April 2025. On October 10, 2025, the Texas Fifth Court of Appeals reversed the judgment of the Texas District Court and confirmed the previous Arbitration Award. On November 12, 2025, the Company filed a motion for re-hearing with the Texas Fifth Court of Appeals. The Company will continue to vigorously defend itself in this matter and we are exploring available options with respect to the Arbitration Award, which may include appealing to the Texas Supreme Court or working with the claimant in the arbitration on settlement terms that could reduce the potential near term cash obligations associated with the arbitration.
As a result of the order issued on July 29, 2024, the Company released the liability associated with the Arbitration Award, which resulted in the release of the previously recognized loss contingency accrual in the amount of $55.0 million being reflected in the six months ended September 30, 2024 consolidated statement of comprehensive income (loss). As a result of the order issued on October 10, 2025, the Company recorded a loss contingency associated with the Arbitration Award, including post-judgment interest and fees, which resulted in a loss of $62.8 million being reflected in the six months ended September 30, 2025 consolidated statement of comprehensive income (loss). Additional interest accruing on the Arbitration Award during the three months ended September 30, 2025 totaled $1.7 million and is reflected in the interest expense line item in the consolidated statements of comprehensive income (loss).
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
Proposed Transactions to Revise BCH Liquidation Priority
On December 22, 2024, the Company entered into a Master Agreement, by and among the Company, BCH, Beneficient Company Group, L.L.C. (“Ben LLC”), Beneficient Management Partners, L.P. (“BMP”) and Beneficient Holdings, Inc. (“BHI” and such agreement, the “Master Agreement”), pursuant to which the holders of preferred equity of BCH agreed, among other things, to amend the governing documents of BCH to allow the Company’s public company stockholders to share in the liquidation priority currently reserved only for the holders of preferred equity.
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
–Volatility in the price of our Class A common stock. The price of our Class A common stock may impact our ability to enter into liquidity transactions with our Customers. If our stock price declines, our potential Customers may be less likely to engage with us and accept our Class A common stock, or securities convertible into our Class A common stock, in exchange for their alternative assets. Furthermore, a significant sustained decrease in our stock price has in the past been an indicator, and in the future may indicate, that impairment is present and may require a quantitative impairment assessment of our assets including goodwill and intangible assets. Any such future impairment charges for goodwill may reduce our overall assets and may result in a change in the perceived value of the Company and ultimately may be reflected as a reduction in the market price of our securities. Additionally, we have begun to enter into financings in which the Customer ExAlt Trusts use our Class A common stock or convertible preferred stock as consideration to meet capital calls or make other capital contributions in alternative asset funds, which in turn hold such securities as an investment. Volatility, either positively or negatively, in the price of our Class A common stock may have a compounding effect on our consolidated investment income and cause further decreases in our stock price in the event our securities comprise a significant portion of such alternative asset funds’ aggregate assets. We were previously notified by Nasdaq that based on the Company’s non-compliance with the Bid Price and the Periodic Filing Requirement, the Company’s securities were subject to delisting. As described above, the Panel granted the Company an extension to regain compliance with the Bid Price Requirement and the Periodic Filing Requirement, and the Company has regained compliance with the Periodic Filing Requirement and the MVLS Requirement. Although the Company is taking definitive steps to evidence compliance with all applicable criteria for continued listing on The Nasdaq Capital Market, including the Bid Price Requirement, there can be no assurance that the Company will be able to timely regain compliance with the Bid Price Requirement within the extension period granted by the Panel. See the risk factor titled “We have been notified by Nasdaq of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our Class A common stock could be delisted from Nasdaq” for more information.
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
–Vesting of performance based awards. Certain of our restricted equity units were granted with a performance-based condition. The performance condition was met upon public listing in June 2023 and expense for vested units was recognized during the three months ended June 30, 2023. The recognition of the remaining compensation cost will be recognized over the remaining vesting period. Total recognized compensation cost related to these awards was $0.1 million and $0.2 million for the three and six months ended September 30, 2025, respectively. Total recognized compensation cost related to these awards was $0.3 million and $0.8 million for the three and six months ended September 30, 2024, respectively. Total unrecognized compensation cost related to these awards was approximately $0.2 million as of September 30, 2025. During the three and six months ended September 30, 2024, approximately $2.4 million of compensation cost, which is the full grant date fair value of the RSUs, was recognized for awards to three employees. The awards do not require continuing employment by the individuals.
–Goodwill Impairment. Goodwill is tested for impairment at least annually and, more frequently between annual tests, whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. Subsequent to the public listing on June 8, 2023, and through March 31, 2025, the Company experienced a significant sustained decline in the price of its Class A common stock and its related market capitalization. We believed that these factors indicated that the fair value of our reporting units had more likely than not fallen below their carrying values during the relevant periods. As a result, during fiscal 2024 and fiscal 2025, we wrote the carrying value of the Ben Liquidity, Ben Custody, Ben Insurance, and Ben Markets reporting units, as applicable, down to their estimated fair values. During the first and second quarters of fiscal 2025, we recognized a non-cash goodwill impairment charge of $3.47million. No non-cash goodwill impairment charge was recorded during the first or second quarters of fiscal 2026. Goodwill impairment charges are reflected in the loss on impairment of goodwill in the consolidated statements of comprehensive income (loss). The cumulative impairment of goodwill through September 30, 2025, is $2.4 billion. Total goodwill remaining as of September 30, 2025 is $9.9 million.
–Accrual (Release) of Equity Awards Arbitration Loss Contingency. During the year ended March 31, 2024, the Company accrued a loss contingency based on the findings of the sole arbitrator that in terminating the equity awards of a former member of the Board of Directors of Beneficient Management, LLC, the Company had breached its contractual obligations, and as a result, the sole arbitrator awarded the former board member the Arbitration Award. During the six months ended September 30, 2024, the Company released the loss contingency accrual based on the Texas State District Court, Dallas County 134th Judicial District entering an order vacating the Arbitration Award in its entirety. On October 10, 2025, the Texas Fifth Court of Appeals reversed the judgment of the Texas District Court and confirmed the previous Arbitration Award. Thus, the Company recorded a loss contingency associated with the Arbitration Award, including post-judgment interest and fees, which resulted in a loss of $62.8 million during the six months ended September 30, 2025. In addition to the loss contingency, we have recorded interest accruing on the Arbitration Award during the three months ended September 30, 2025 totaling $1.7 million and is reflected in the interest expense line item in the consolidated statements of comprehensive income (loss). Thus, the fiscal year 2025 year-to-date amounts reflect the release of the accrual of the Arbitration Award of $55.0 million while the fiscal year 2026 year-to-date amounts reflect the accrual of the Arbitration Award, plus post-judgment interest and fees, for a total of $64.5 million.

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

(in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Ben Liquidity
Loan payments received	$10,531	$2,392	$35,140	$6,638
Operating income (loss)	(821)	2,905	(6,838)	2,391
Adjusted operating income (loss)(1)	(821)	2,905	(6,838)	2,396
Ben Custody
Fee payments received	$1,919	$2,794	$3,269	$4,310
Operating income (loss)	2,292	4,329	5,420	5,616
Adjusted operating income (loss)(1)	2,292	4,627	5,420	9,043
Consolidated
Revenue	$(2,763)	$8,561	$(15,386)	$18,607
Adjusted revenue(1)	(2,759)	8,734	(15,381)	19,145
Operating income (loss)	(17,864)	(13,715)	(110,512)	30,623
Adjusted operating income (loss)(1)	(12,588)	(6,611)	(37,768)	(11,337)
(1) Adjusted revenue and adjusted operating income (loss) are non-GAAP financial measures. For a definition and reconciliation to comparable U.S. GAAP metrics, please see the section titled “— Supplemental Unaudited Presentation of Non-GAAP Financial Information.”

(dollars in thousands)	September 30, 2025		March 31, 2025
Ben Liquidity
Loans to Customer ExAlt Trusts, net	$223,129		$244,070
Allowance to total loans	61.62%		58.39%
Nonperforming loans to total loans	53.87%		50.53%
Ben Custody
Fees receivable	$18,946		$16,890
Deferred revenue	15,938		17,762
Customer ExAlt Trusts
Investments, at fair value	$243,978		$291,371
Distributions to Original Loan Balance	0.78	x	0.75	x
Total Value to Original Loan Balance	1.04	x	1.04	x
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
Adjusted operating income (loss). We define adjusted operating income (loss) as operating income (loss), adjusted to exclude the effect of the adjustments to revenue described above, credit losses on related party available-for-sale debt securities acquired in the Collateral Swap, which on August 1, 2023, became interests in the GWG Wind Down Trust, and receivables from a related party that filed for bankruptcy and certain notes receivables originated during our formative transactions, non-cash asset impairment, share-based compensation expense, legal, professional services, and public relations costs related to the GWG Holdings bankruptcy, lawsuits, and certain employee matters, including fees and loss contingency accruals (releases), including post-judgment interest, incurred in arbitration with a former director.
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
Principal Revenue and Expense Items
During the three and six months ended September 30, 2025 and 2024, we earned revenues on a consolidated basis from the following primary sources:
•Investment Income (Loss), net. Investment income (loss), net, includes the change in NAV of the alternative assets held by certain of the Customer ExAlt Trusts.
For the aforementioned periods, our main components of consolidated expense are summarized below:
•Interest Expense. Interest expense includes interest accrued to our senior lender under our amended and restated First Lien Credit Agreement and Second Lien Credit Agreement (as described under “Liquidity and Capital Resources — Amended Credit Agreements”), interest on the borrowings under the HH-BDH Credit Agreement, interest accrued on the ExAlt Trust Loan Payable, and interest accrued on our other debt due to related parties. When we issue debt, we amortize the financing costs (commissions and other fees) associated with such indebtedness over the outstanding term of the financing and classify it as interest expense. Additional interest accruing on the Arbitration Award during the three months ended September 30, 2025 totaling $1.7 million is reflected in the interest expense line.
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

Additional components of our consolidated net earnings include:
•Gain (Loss) on Financial Instruments, net. Gain (loss) on financial instruments, net includes the change in fair value of our derivative liability, warrants liability, investments in public equity securities, private equity securities, options, and convertible debt recorded at fair value. Included in our investment in private equity securities and interests is our interest in the GWG Wind Down Trust. Fair value is determined using quoted market prices when available, or other estimates of fair value, when quoted market prices are not available. Any realized gains and losses are recorded on a trade-date basis.
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
•Other Expenses. We recognize and record expenses in our business operations as incurred. Other expenses include software license and maintenance expenses, IT consulting fees, travel and entertainment expenses, other insurance and tax expenses, supplies, costs associated with employee training and dues, transaction expenses, depreciation and amortization expenses, and various other expenses.
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

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

(in thousands)	Three Months Ended September 30, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income (loss), net	$—	$—	$(3,162)	$—	$—	$(3,162)
Gain (loss) on financial instruments, net	—	—	379	(168)	—	211
Interest and dividend income	—	—	—	10	—	10
Trust services and administration revenues	—	178	—	—	—	178

Intersegment revenues
Interest income	8,497	—	—	—	(8,497)	—
Trust services and administration revenues	—	2,903	—	—	(2,903)	—
Total revenues	8,497	3,081	(2,783)	(158)	(11,400)	(2,763)

External expenses
Employee compensation and benefits	248	499	—	1,682	—	2,429
Interest expense	3,169	—	—	1,729	—	4,898
Professional services	196	109	622	4,404	—	5,331
Other expenses	209	181	471	1,582	—	2,443

Intersegment expenses
Interest expense	—	—	37,853	—	(37,853)	—
Provision for credit losses	5,496	—	—	—	(5,496)	—
Other expenses	—	—	2,903	—	(2,903)	—
Total expenses	9,318	789	41,849	9,397	(46,252)	15,101

Operating income (loss)	$(821)	$2,292	$(44,632)	$(9,555)	$34,852	(17,864)
Income tax expense						43
Net income (loss)						$(17,907)

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED) (cont’d)

(in thousands)	Three Months Ended September 30, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income (loss), net	$—	$—	$8,541	$—	$—	$8,541
Gain (loss) on financial instruments, net	—	—	571	(750)	—	(179)
Interest and dividend income	—	—	—	12	—	12
Trust services and administration revenues	—	187	—	—	—	187

Intersegment revenues
Interest income	11,978	—	—	—	(11,978)	—
Trust services and administration revenues	—	5,199	—	—	(5,199)	—
Total revenues	11,978	5,386	9,112	(738)	(17,177)	8,561

External expenses
Employee compensation and benefits	361	542	—	6,232	—	7,135
Interest expense	3,163	—	—	1,157	—	4,320
Professional services	395	30	545	6,287	—	7,257
Loss on impairment of goodwill	—	298	—	—	—	298
Provision for credit losses	—	—	476	—	—	476
Other expenses	402	187	189	2,012	—	2,790

Intersegment expenses
Interest expense	—	—	36,049	—	(36,049)	—
Provision for credit losses	4,752	—	—	—	(4,752)	—
Other expenses	—	—	3,402	—	(3,402)	—
Total expenses	9,073	1,057	40,661	15,688	(44,203)	22,276

Operating income (loss)	$2,905	$4,329	$(31,549)	$(16,426)	$27,026	(13,715)
(Gain) loss on liability resolution						(23,462)
Net income (loss)						$9,747

(in thousands)	Six Months Ended September 30, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income (loss), net	$—	$—	$(15,938)	$—	$—	$(15,938)
Gain (loss) on financial instruments, net	—	—	304	(138)	—	166
Interest and dividend income	—	—	—	20	—	20
Trust services and administration revenues	—	366	—	—	—	366

Intersegment revenues
Interest income	17,332	—	—	—	(17,332)	—
Trust services and administration revenues	—	6,898	—	—	(6,898)	—
Total revenues	17,332	7,264	(15,634)	(118)	(24,230)	(15,386)

External expenses
Employee compensation and benefits	632	1,146	—	3,982	—	5,760
Interest expense	6,515	—	—	1,798	—	8,313
Professional services	810	318	1,028	11,132	—	13,288
Accrual (release) of loss contingency related to arbitration award	—	—	—	62,831	—	62,831
Other expenses	448	380	865	3,241	—	4,934

Intersegment expenses
Interest expense	—	—	74,998	—	(74,998)	—
Provision for credit losses	15,765	—	—	—	(15,765)	—
Other expenses	—	—	6,083	—	(6,083)	—
Total expenses	24,170	1,844	82,974	82,984	(96,846)	95,126

Operating income (loss)	$(6,838)	$5,420	$(98,608)	$(83,102)	$72,616	(110,512)
Income tax expense						43
Net income (loss)						$(110,555)

(in thousands)	Six Months Ended September 30, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income (loss), net	$—	$—	$19,569	$—	$—	$19,569
Gain (loss) on financial instruments, net	—	—	(604)	(758)	—	(1,362)
Interest and dividend income	—	—	—	24	—	24
Trust services and administration revenues	—	376	—	—	—	376

Intersegment revenues
Interest income	22,827	—	—	—	(22,827)	—
Trust services and administration revenues	—	10,392	—	—	(10,392)	—
Total revenues	22,827	10,768	18,965	(734)	(33,219)	18,607

External expenses
Employee compensation and benefits	791	898	—	9,296	—	10,985
Interest expense	6,244	—	—	2,364	—	8,608
Professional services	869	426	1,167	10,339	—	12,801
Provision for credit losses	—	—	998	2	—	1,000
Loss on impairment of goodwill	—	3,427	—	265	—	3,692
Accrual (release) of loss contingency related to arbitration award	—	—	—	(54,973)	—	(54,973)
Other expenses	853	401	309	4,308	—	5,871

Intersegment expenses
Interest expense	—	—	70,848	—	(70,848)	—
Provision for credit losses	11,679	—	—	—	(11,679)	—
Other expenses	—	—	6,821	—	(6,821)	—
Total expenses	20,436	5,152	80,143	(28,399)	(89,348)	(12,016)

Operating income (loss)	$2,391	$5,616	$(61,178)	$27,665	$56,129	30,623
(Gain) loss on liability resolution						(23,462)
Income tax expense						28
Net income (loss)						$54,057

CONSOLIDATED
Results of Operations — Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024, and the Six Months Ended September 30, 2025 Compared to the Six Months Ended September 30, 2024 (Unaudited)
Revenues (in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Investment income (loss), net	$(3,162)	$8,541	$(15,938)	$19,569
Gain (loss) on financial instruments, net	211	(179)	166	(1,362)
Interest and dividend income	10	12	20	24
Trust services and administration revenues	178	187	366	376
Total revenues	$(2,763)	$8,561	$(15,386)	$18,607
Three Months Ended September 30, 2025 and 2024
Investment income (loss), net decreased $11.7 million for the three months ended September 30, 2025, compared to the same period of 2024, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts or fair value for such investments deemed probable to be sold at an amount that differs from NAV. Investment loss was $3.2 million for the three months ended September 30, 2025, which was driven by $4.7 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor or the fair value for investments deemed probable to be sold at an amount that differs from NAV and $0.3 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar partially offset by $1.9 million of upward quoted market price adjustments. Investment income was $8.5 million for the three months ended September 30, 2024, which was driven by $4.8 million of upward quoted market price adjustments, $2.3 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, and $1.5 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar.
Gain (loss) on financial instruments, net increased $0.4 million for the three months ended September 30, 2025, compared to the same period of 2024, driven by the changes in fair value of the financial instruments held during the period. Gain on financial instruments, net for three months ended September 30, 2025, was primarily driven by a $0.4 million increase in the fair value of public equity securities offset by a $0.2 million increase in the fair value of our warrants liability. Loss on financial instruments, net for the three months ended September 30, 2024 was primarily driven by an $0.2 million decrease in the value of our interests in the GWG Wind Down Trust and a $0.8 million combined loss in the fair value on the convertible debt, warrants and derivative liability, offset by a $0.7 million increase in the fair value of public equity securities.
Six Months Ended September 30, 2025 and 2024
Investment income (loss), net decreased $35.5 million for the six months ended September 30, 2025, compared to the same period of 2024, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts or fair value for such investments deemed probable to be sold at an amount that differs from NAV. Investment loss was $15.9 million for the six months ended September 30, 2025, which was driven by $19.3 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor offset by $2.7 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar and $1.1 million of upward quoted market price adjustments. Investment income was $19.6 million for the six months ended September 30, 2024, which was driven by $18.0 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, $1.3 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar offset by $1.1 million of downward quoted market price adjustments.
Gain (loss) on financial instruments, net increased $1.5 million for the six months ended September 30, 2025, compared to the same period of 2024, driven by the changes in fair value of the financial instruments held during the period. Gain on financial instruments, net for the six months ended September 30, 2025 was primarily driven by a $0.3 million increase in the fair value of public equity securities offset by a $0.1 million increase in the fair value of warrants liability. Loss on financial instruments, net for the six months ended September 30, 2024 was primarily driven by a $0.5 million decrease in the value of our interests in the GWG Wind Down Trust and a $0.8 million decrease in the fair value of the convertible debt, warrants and derivative liability.
Interest and Operating Expenses (in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Employee compensation and benefits	$2,429	$7,135	$5,760	$10,985
Interest expense (including amortization of deferred financing costs)	4,898	4,320	8,313	8,608
Professional services	5,331	7,257	13,288	12,801
Provision for credit losses	—	476	—	1,000
Loss on impairment of goodwill	—	298	—	3,692
Accrual (release) of loss contingency related to arbitration award	—	—	62,831	(54,973)
Other expenses	2,443	2,790	4,934	5,871
Total expenses	$15,101	$22,276	$95,126	$(12,016)
Three Months Ended September 30, 2025 and 2024
Employee compensation and benefits decreased $4.7 million for the three months ended September 30, 2025, compared to the same period in 2024. The decrease was related to a decrease in equity-based compensation of approximately $2.9 million and a $1.8 million decrease in payroll and other benefit related costs due to a lower headcount in 2025 as compared to 2024.
Interest expense increased $0.6 million for the three months ended September 30, 2025, compared to the same period in 2024, primarily driven by a $1.7 million increase in interest expense related to legal proceedings and by $0.5 million of higher interest expense on the amended and restated First Lien Credit Agreement and Second Lien Credit Agreement due to the purported event of default occurring as of April 14, 2025 offset by a $1.1 million decrease in expense as a result of the resolution of certain liabilities that were accruing interest of approximately $1.0 million per quarter, and a $0.5 million decrease in interest expense recognized on the HH-BDH Credit Agreement as a result of principal paydowns.
Professional services expense decreased $1.9 million for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to a decrease in legal fees. The legal fees recorded in a given period reflect our estimates related to amounts that will be covered under our D&O insurance policies. A substantial portion of our legal activity relates to matters that historically have been eligible for reimbursement from our D&O insurance carriers, however, the recent settlement involving matters related to GWG Holdings, Inc., once final approval is obtained, is expected to utilize substantially all of the amount of insurance coverage available to the Company on certain continuing legal matters. The expense in the current period related to such continuing legal matters that have historically been eligible for reimbursement from our D&O insurance carriers reflects our current estimate of incurred legal expenses expected to be denied by the insurance carriers due to the coverage being fully utilized under the terms of the applicable policies.
Provision for credit losses decreased $0.5 million for the three months ended September 30, 2025, compared to the same period in 2024. Provision for credit losses during the three months ended September 30, 2024, is comprised of a credit related loss on an available-for-sale debt security held by the Customer ExAlt Trusts. No such losses were recognized in the three months ended September 30, 2025.
During the three months ended September 30, 2025, we concluded that an interim impairment test for goodwill was not required as we did not identify a triggering event during the period that would have required such an analysis. During the three months ended September 30, 2024, we did identify a triggering event related to a significant, sustained decline in our Class A common stock price and the Company’s related market capitalization, requiring an interim impairment test for goodwill and as a result, recorded a non-cash impairment charge of $0.3 million. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.
Other expenses decreased $0.3 million for the three months ended September 30, 2025, compared to the same period in 2024. The table below provides additional detail regarding our other expenses.

Other Expenses (in thousands)

	Three Months Ended September 30,
	2025	2024
Other expenses	$1,150	$1,102
Other insurance and taxes	740	673
Software license and maintenance	324	399
Depreciation and amortization	142	391
Occupancy and equipment	54	164
Travel and entertainment	33	61
Total other expenses	$2,443	$2,790
Six Months Ended September 30, 2025 and 2024
Employee compensation and benefits decreased $5.2 million for the six months ended September 30, 2025, compared to the same period in 2024. The decrease is principally related to a $3.4 million decrease in equity-based compensation and a $1.8 million decrease in payroll and other benefit related costs due to a lower headcount in 2025 as compared to 2024.
Interest expense decreased $0.3 million due to a $2.2 million decrease in expense as a result of the resolution of certain liabilities that were accruing interest of approximately $1.0 million per quarter, and a $0.7 million decrease in interest expense recognized on the HH-BDH Credit Agreement as a result of principal paydowns, offset partially by a $1.7 million increase in interest expense related to legal proceedings and by a $0.9 million increase in interest expense on the amended and restated First Lien Credit Agreement and Second Lien Credit Agreement due to the purported event of default occurring as of April 14, 2025.
Professional services expenses increased $0.5 million for the six months ended September 30, 2025, compared to the same period in 2024, primarily due to higher legal fees. The legal fees recorded in a given period reflect our estimates related to amounts that will be covered under our D&O insurance policies. As previously disclosed, the legal fees recorded in a given period reflect our estimates related to amounts that will be covered under our D&O insurance policies. A substantial portion of our historic legal activity relates to matters that have been eligible for reimbursement from our D&O insurance carriers. The recent settlement involving matters related to GWG Holdings, Inc., once final approval is obtained, is expected to utilize substantially all of the amount of insurance coverage available to the Company on certain continuing legal matters.
Provision for credit losses decreased $1.0 million for the six months ended September 30, 2025, compared to the same period in 2024. Provision for credit losses for the six months ended September 30, 2024, is comprised of a credit related loss on an available-for-sale debt security held by the Customer ExAlt Trusts. No such losses were recognized in the same period for the six months ended September 30, 2025.
During the six months ended September 30, 2025, we concluded that interim impairment tests for goodwill were not required as we did not identify a triggering event during the period that would have required such an analysis. During the six months ended September 30, 2024 we completed interim impairment tests for goodwill and as a result, recorded non-cash impairment charges totaling $3.7 million. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.
Release of loss contingency related to arbitration award recognized during the six months ended September 30, 2024, relates to the release of a previously recorded loss contingency recorded in our fiscal year ended March 31, 2024 that had been awarded against the Company during arbitration for compensatory damages, including prejudgment interest in a matter pertaining to a former director challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The release of the loss contingency was based on a Texas District Court order vacating the previously recorded and disclosed arbitration award against Beneficient. Accrual of loss contingency related to Arbitration Award recognized during the six months ended September 30, 2025, relates to the same arbitration involving a former director challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The loss contingency is based on the Texas Fifth Court of Appeals reversing the judgment of the Texas District Court and confirming the Arbitration Award. The amount reflected during the six months ended September 30, 2025 includes post-judgment interest and fees through June 30, 2025, resulting in a loss of approximately $62.8 million. Ongoing post-judgment interest costs are reflected in interest expense as described above.
Other expenses decreased $0.9 million for the six months ended September 30, 2025, compared to the same period in 2024. The largest decrease relates to approximately $0.4 million of lower depreciation and amortization, lower insurance and taxes of $0.3 million and $0.2 million of lower costs associated with occupancy and equipment. The table below provides additional detail regarding our other expenses.
Other Expenses (in thousands)

	Six Months Ended September 30,
	2025	2024
Other expenses	$2,231	$1,943
Other insurance and taxes	1,434	1,767
Software license and maintenance	720	883
Depreciation and amortization	384	805
Occupancy and equipment	105	321
Travel and entertainment	60	152
Total other expenses	$4,934	$5,871
BEN LIQUIDITY
Results of Operations — Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024, and the Six Months Ended September 30, 2025 Compared to the Six Months Ended September 30, 2024 (Unaudited)

(in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenues
Interest income	$8,497	$11,978	$17,332	$22,827

Expenses
Employee compensation and benefits	248	361	632	791
Interest expense (including amortization of deferred financing costs)	3,169	3,163	6,515	6,244
Professional services	196	395	810	869
Provision for credit losses	5,496	4,752	15,765	11,679
Other expenses	209	402	448	853
Total expenses	9,318	9,073	24,170	20,436
Operating income (loss)	$(821)	$2,905	$(6,838)	$2,391
Three Months Ended September 30, 2025 and 2024
Interest income decreased $3.5 million during the three months ended September 30, 2025 compared to the same period in 2024. The decrease was primarily driven by a higher percentage of loans being placed on nonaccrual status.
Provision for credit losses was $5.5 million for the three months ended September 30, 2025 as compared to $4.8 million as of the same period in 2024. The provision for the current period increased over the prior period primarily due to interest capitalization outpacing loan paydowns from distributions or disposition proceeds from the collateral and growth in value of the collateral.
Six Months Ended September 30, 2025 and 2024
Interest income decreased $5.5 million during the six months ended September 30, 2025 compared to the same period in 2024. The decrease was primarily driven by higher percentage of loan being placed on nonaccrual status.
Provision for credit losses was $15.8 million for the six months ended September 30, 2025, as compared to $11.7 million as of the same period in 2024. The provision for the current period increased over the prior period primarily due to interest capitalization outpacing loan paydowns from distributions or disposition proceeds from the collateral and growth in value of the collateral.

BEN CUSTODY
Results of Operations — Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024, and the Six Months Ended September 30, 2025 Compared to the Six Months Ended September 30, 2024 (Unaudited)

(in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenues
Trust services and administration revenues	$3,081	$5,386	$7,264	$10,768

Expenses
Employee compensation and benefits	499	542	1,146	898
Professional services	109	30	318	426
Loss on impairment of goodwill	—	298	—	3,427
Other expenses	181	187	380	401
Total expenses	789	1,057	1,844	5,152
Operating income (loss)	$2,292	$4,329	$5,420	$5,616
Three Months Ended September 30, 2025 and 2024
Trust services and administration revenues decreased $2.3 million for the three months ended September 30, 2025, compared to the same period in 2024 driven by a decrease in the NAV of the alternative assets held by the Customer ExAlt Trusts, which is an input into the calculation of the recurring trust services revenues.
During the three months ended September 30, 2025, we concluded that an interim impairment test for goodwill was not required as we did not identify a triggering event during the period that would have required such an analysis. During the three months ended September 30, 2024, we did identify a triggering event related to a significant, sustained decline in our Class A common stock price and the Company’s related market capitalization, requiring an interim impairment test for goodwill and as a result, we recognized a non-cash impairment charge of $0.3 million for Ben Custody. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.
Six Months Ended September 30, 2025 and 2024
Trust services and administration revenues decreased $3.5 million for the six months ended September 30, 2025, compared to the same period in 2024, driven by a decrease in the NAV of the alternative assets held by the Customer ExAlt Trusts, which is an input into the calculation of the recurring trust services revenues.
During the six months ended September 30, 2025, we concluded that interim impairment tests for goodwill were not required as we did not identify a triggering event during the period that would have required such an analysis. During the six months ended September 30, 2024, we did identify triggering events related to a significant, sustained decline in our Class A common stock price and the Company’s related market capitalization, requiring interim impairment tests for goodwill and as a result, we recognized non-cash impairment charges totaling $3.4 million for this reporting unit. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.

CUSTOMER EXALT TRUSTS
Results of Operations — Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024, and the Six Months Ended September 30, 2025 Compared to the Six Months Ended September 30, 2024 (Unaudited)

(in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenues
Investment income (loss), net	$(3,162)	$8,541	$(15,938)	$19,569
Gain (loss) on financial instruments, net	379	571	304	(604)
Total revenues	(2,783)	9,112	(15,634)	18,965

Expenses
Interest expense	37,853	36,049	74,998	70,848
Professional services	622	545	1,028	1,167
Provision for credit losses	—	476	—	998
Other expenses	3,374	3,591	6,948	7,130
Total expenses	41,849	40,661	82,974	80,143
Operating income (loss)	$(44,632)	$(31,549)	$(98,608)	$(61,178)
Three Months Ended September 30, 2025 and 2024
Investment income (loss), net decreased $11.7 million for the three months ended September 30, 2025, compared to the same period of 2024, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts or fair value for such investments deemed probable to be sold at an amount that differs from NAV. Investment loss was $3.2 million for the three months ended September 30, 2025, which was driven by $4.7 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor or the fair value for investments deemed probable to be sold at an amount that differs from NAV and $0.3 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar partially offset by $1.9 million of upward quoted market price adjustments. Investment income was $8.5 million for the three months ended September 30, 2024, which was driven by $4.8 million of upward quoted market price adjustments, $2.3 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, and $1.5 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar.
Gain (loss) on financial instruments, net decreased $0.2 million for the three months ended September 30, 2025, compared to the same period of 2024, driven by the changes in fair value of the financial instruments held during the period. Gain on financial instruments, net for three months ended September 30, 2025, was primarily driven by a $0.4 million increase in the fair value of public equity securities. Gain on financial instruments, net for the three months ended September 30, 2024, was primarily driven by a $0.7 million increase in the fair value of public equity securities offset by a $0.2 million decrease in the value of our interests in the GWG Wind Down Trust.
Interest expense increased $1.8 million for the three months ended September 30, 2025, compared to the same period in 2024, which reflects an increase in contractual interest due on the ExAlt Loans, driven by the origination of new liquidity transactions and the compounding of paid-in-kind interest.
Provision for credit losses was $0.5 million for the three months ended September 30, 2024, which is comprised of a credit related loss on an available-for-sale debt security held by the Customer ExAlt Trusts. No such losses were recognized in the current year.
Six Months Ended September 30, 2025 and 2024
Investment income (loss), net decreased $35.5 million for the six months ended September 30, 2025, compared to the same period of 2024, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts or fair value for such investments deemed probable to be sold at an amount that differs from NAV. Investment loss was $15.9 million for the six months ended September 30, 2025, which was driven by $19.3 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor offset by $2.7 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar and $1.1 million of upward quoted market price adjustments. Investment income was $19.6 million for the six months ended September 30, 2024, which was driven by $18.0 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor and $1.3 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar offset by $1.1 million of downward quoted market price adjustments.
Gain (loss) on financial instruments, net improved by $0.9 million for the six months ended September 30, 2025, compared to the same period of 2024, driven by the changes in fair value of the financial instruments held during the period. Gain on financial instruments, net for the six months ended September 30, 2025 related to a $0.3 million increase in the fair value of public equity securities. Loss on financial instruments, net for the six months ended September 30, 2024 was primarily related to a $0.5 million decrease in the value of our interests in the GWG Wind Down Trust.
Interest expense increased $4.2 million for the six months ended September 30, 2025, compared to the same period in 2024, which reflects an increase in contractual interest on the ExAlt Loans, driven by the origination of new liquidity transactions and the compounding of effects of paid-in-kind interest offset by paydowns of the ExAlt Loans from proceeds generated from the underlying collateral comprised of the alternative assets held by the Customer ExAlt Trusts.
Provision for credit losses decreased $1.0 million for the six months ended September 30, 2025, compared to the same period in 2024. Provision for credit losses for the six months ended September 30, 2024, is comprised of a credit related loss on an available-for-sale debt security held by the Customer ExAlt Trusts. No such losses were recognized in the current year.
CORPORATE AND OTHER
Results of Operations — Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024, and the Six Months Ended September 30, 2025 Compared to the Six Months Ended September 30, 2024 (Unaudited)

(in thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenues
Gain (loss) on financial instruments, net	$(168)	$(750)	$(138)	$(758)
Interest income	10	12	20	24
Total revenues	(158)	(738)	(118)	(734)

Expenses
Employee compensation and benefits	1,682	6,232	3,982	9,296
Interest expense (including amortization of deferred financing costs)	1,729	1,157	1,798	2,364
Professional services	4,404	6,287	11,132	10,339
Provision for credit losses	—	—	—	2
Loss on impairment of goodwill	—	—	—	265
Accrual (release) of loss contingency related to arbitration award	—	—	62,831	(54,973)
Other expenses	1,582	2,012	3,241	4,308
Total expenses	9,397	15,688	82,984	(28,399)
Operating income (loss)	$(9,555)	$(16,426)	$(83,102)	$27,665
Three Months Ended September 30, 2025 and 2024
Gain (loss) on financial instruments, net decreased $0.6 million for the three months ended September 30, 2025, compared to the same period of 2024, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the three months ended September 30, 2025, included a $0.2 million increase in the fair value of our warrants liability. Loss on financial instruments, net for the three months ended September 30, 2024, included a $0.8 million combined loss in the fair value on the convertible debt, warrants and derivative liability.
Employee compensation and benefits decreased $4.6 million for the three months ended September 30, 2025, compared to the same period in 2024. The decrease was driven by a $2.9 million decrease in equity-based compensation and a $1.6 million decrease in payroll and other benefit-related costs due to a lower headcount in 2025 as compared to 2024.
Interest expense increased $0.6 million during the three months ended September 30, 2025, compared to the same period in 2024, driven by a $1.7 million increase in interest expense related to legal proceedings offset by the resolution of certain liabilities that were accruing interest of approximately $1.0 million per quarter.
Professional services decreased $1.9 million during the three months ended September 30, 2025, compared to the same period in 2024, primarily due to a decrease in legal fees. As previously disclosed, the legal fees recorded in a given period reflect our estimates related to amounts that will be covered under our D&O insurance policies. A substantial portion of our historic legal activity relates to matters that have been eligible for reimbursement from our D&O insurance carriers. The recent settlement involving matters related to GWG Holdings, Inc., once final approval is obtained, is expected to utilize substantially all of the amount of insurance coverage available to the Company on certain continuing legal matters.
Six Months Ended September 30, 2025 and 2024
Gain (loss) on financial instruments, net decreased $0.6 million for the six months ended September 30, 2025, compared to the same period of 2024, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the six months ended September 30, 2025, includes a $0.1 million increase in the fair value of our warrants liability. Loss on financial instruments, net for the six months ended September 30, 2024, included a $0.8 million decrease in the combined fair value of the convertible debt, warrants and derivative liability.
Employee compensation and benefits decreased $5.3 million for the six months ended September 30, 2025, compared to the same period in 2024. The decrease was driven by a $3.4 million decrease in equity-based compensation and $1.9 million decrease in payroll and other benefit-related costs related to lower headcount in 2025 as compared to 2024.
Interest expense decreased $0.6 million during the six months ended September 30, 2025, compared to the same period in 2024, driven by resolution of certain liabilities that were accruing interest of approximately $1.0 million per quarter offset by a $1.7 million increase in interest expense related to legal proceedings.
Professional services increased $0.8 million during the six months ended September 30, 2025, compared to the same period in 2024, primarily due to an increase in legal fees. The legal fees recorded in a given period reflect our estimates related to amounts that will be covered under our D&O insurance policies. A substantial portion of our legal activity relates to matters that historically have been eligible for reimbursement from our D&O insurance carriers, however, the recent settlement involving matters related to GWG Holdings, Inc., once final approval is obtained, is expected to utilize substantially all of the amount of insurance coverage available to the Company on certain continuing legal matters. The expense in the current period related to such continuing legal matters that have historically been eligible for reimbursement from our D&O insurance carriers reflects our current estimate of incurred legal expenses expected to be denied by the insurance carriers due to the coverage being fully utilized under the terms of the applicable policies.
During the six months ended September 30, 2025, we concluded that interim impairment tests for goodwill were not required as we did not identify a triggering event during the period that would have required such an analysis. During the six months ended September 30, 2024, we did identify triggering events related to a significant, sustained decline in our Class A common stock price and the Company’s related market capitalization, requiring interim impairment tests for goodwill and as a result, we recorded an aggregate non-cash impairment charge of $0.3 million. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.
Release of loss contingency related to arbitration recognized during the six months ended September 30, 2024, relates to the release of a previously recorded loss contingency recorded in the fiscal year ended March 31, 2024 that had been awarded against the Company during arbitration for compensatory damages, including prejudgment interest in a matter pertaining to a former director challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The release of the loss contingency was based on a Texas District Court order vacating the previously recorded and disclosed arbitration award against Beneficient. Accrual of loss contingency related to Arbitration Award recognized during the six months ended September 30, 2025, relates to the same arbitration involving a former director challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The loss contingency is based on the Texas Fifth Court of Appeals reversing the judgment of the Texas District Court and confirming the Arbitration Award. The amount reflected during the three months ended September 30, 2025 includes post-judgment interest and fees through June 30, 2025, resulting in a loss of approximately $62.8 million. Ongoing post-judgment interest costs are reflected in interest expense as described above.
Other expenses decreased $1.1 million for the six months ended September 30, 2025, compared to the same period in 2024, primarily driven by a decrease in various categories, including insurance, depreciation and software licensing expenses.

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
We define adjusted operating income (loss) as operating income (loss), adjusted to exclude the effect of the adjustments to revenue as described above, credit losses on related party available-for-sale debt securities that were acquired in the Collateral Swap, which on August 1, 2023, became interests in the GWG Wind Down Trust, and receivables from a related party that filed for bankruptcy and certain notes receivables originated during our formative transactions, non-cash asset impairment, share-based compensation expense, and legal, professional services, and public relations costs related to the GWG Holdings bankruptcy, lawsuits, and certain employee matters, including fees and loss contingency accruals (releases), including post-judgment interest, incurred in arbitration with a former director.
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
The following tables set forth a reconciliation of adjusted revenue to revenue and adjusted operating income (loss) to operating income (loss), the most directly comparable U.S. GAAP measures, using data derived from our consolidated financial statements for the periods indicated:

(in thousands)	Three Months Ended September 30, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$8,497	$3,081	$(2,783)	$(158)	$(11,400)	$(2,763)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	4	—	—	4
Adjusted revenues	$8,497	$3,081	$(2,779)	$(158)	$(11,400)	$(2,759)

Operating income (loss)	$(821)	$2,292	$(44,632)	$(9,555)	$34,852	$(17,864)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	4	—	—	4
Intersegment provision for credit losses on collateral comprised of interests in the GWG Wind Down Trust	—	—	—	—	—	—
Goodwill impairment	—	—	—	—	—	—
Accrual (release) of loss contingency related to arbitration award, including post-judgment interest	—	—	—	1,656	—	1,656
Share-based compensation expense	—	—	—	462	—	462
Legal and professional fees(1)	—	—	—	3,154	—	3,154
Adjusted operating income (loss)	$(821)	$2,292	$(44,628)	$(4,283)	$34,852	$(12,588)
(1) Includes legal and professional fees related to lawsuits.

(in thousands)	Three Months Ended September 30, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$11,978	$5,386	$9,112	$(738)	$(17,177)	$8,561
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	173	—	—	173
Adjusted revenues	$11,978	$5,386	$9,285	$(738)	$(17,177)	$8,734

Operating income (loss)	$2,905	$4,329	$(31,549)	$(16,426)	$27,026	$(13,715)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	173	—	—	173
Intersegment provision for credit losses on collateral comprised of interests in the GWG Wind Down Trust	—	—	—	—	—	—
Goodwill impairment	—	298	—	—	—	298
Accrual (release) of loss contingency related to arbitration award, including post-judgment interest	—	—	—	—	—	—
Share-based compensation expense	—	—	—	3,364	—	3,364
Legal and professional fees(1)	—	—	—	3,269	—	3,269
Adjusted operating income (loss)	$2,905	$4,627	$(31,376)	$(9,793)	$27,026	$(6,611)
(1) Includes legal and professional fees related to lawsuits.

(in thousands)	Six Months Ended September 30, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$17,332	$7,264	$(15,634)	$(118)	$(24,230)	$(15,386)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	5	—	—	5
Adjusted revenues	$17,332	$7,264	$(15,629)	$(118)	$(24,230)	$(15,381)

Operating income (loss)	$(6,838)	$5,420	$(98,608)	$(83,102)	$72,616	$(110,512)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	5	—	—	5
Intersegment provision for credit losses on collateral comprised of interests in the GWG Wind Down Trust	—	—	—	—	—	—
Goodwill impairment	—	—	—	—	—	—
Accrual (release) of loss contingency related to arbitration award, including post-judgment interest	—	—	—	64,487	—	64,487
Share-based compensation expense	—	—	—	923	—	923
Legal and professional fees(1)	—	—	—	7,329	—	7,329
Adjusted operating income (loss)	$(6,838)	$5,420	$(98,603)	$(10,363)	$72,616	$(37,768)
(1) Includes legal and professional fees related to lawsuits.

(in thousands)	Six Months Ended September 30, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$22,827	$10,768	$18,965	$(734)	$(33,219)	$18,607
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	531	7	—	538
Adjusted revenues	$22,827	$10,768	$19,496	$(727)	$(33,219)	$19,145

Operating income (loss)	$2,391	$5,616	$(61,178)	$27,665	$56,129	$30,623
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	531	7	—	538
Intersegment provision for credit losses on collateral comprised of interests in the GWG Wind Down Trust	5	—	—	—	(5)	—
Goodwill impairment	—	3,427	—	265	—	3,692
Accrual (release) of loss contingency related to arbitration award, including post-judgment interest	—	—	—	(54,973)	—	(54,973)
Share-based compensation expense	—	—	—	4,358	—	4,358
Legal and professional fees(1)	—	—	—	4,425	—	4,425
Adjusted operating income (loss)	$2,396	$9,043	$(60,647)	$(18,253)	$56,124	$(11,337)
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
As of September 30, 2025, Ben Liquidity’s loan portfolio consisted of ExAlt Loans to the Customer ExAlt Trusts with an aggregate principal amount outstanding of $581.4 million, including accrued interest that has been capitalized on the ExAlt Loans. Ben Liquidity’s ExAlt Loans are structured as loans with a maturity date of 12 years that bear contractual interest at a variable rate or fixed rate that compounds monthly. The ExAlt Loans made prior to December 31, 2020 have a variable interest rate established off of a base rate of 14%, and ExAlt Loans made on or after December 31, 2020 have a variable interest rate established off a base rate of 10% or a fixed rate of 5%-10%. Ben Liquidity may make ExAlt Loans in the future with a variable interest rate established off of different base rates. Since the Customer ExAlt Trusts are consolidated, the ExAlt Loans and related interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts are eliminated in the presentation of our consolidated financial statements; however, such amounts directly impact the income (loss) allocable to Ben’s or BCH’s equity holders.
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
The Customer ExAlt Trusts held interests in alternative assets with a NAV of $211.3 million and $259.1 million as of September 30, 2025 and March 31, 2025, respectively. As of September 30, 2025, the Customer ExAlt Trusts’ portfolio had exposure to 188 professionally managed alternative investment funds, comprised of 522 underlying investments, 85 percent of which are investments in private companies. Additionally, the Customer ExAlt Trusts directly hold investments in debt and equity securities. The aggregate value of these investments was $32.7 million and $32.3 million as of September 30, 2025 and March 31, 2025, respectively. As part of the Asset Sales Initiative described elsewhere, subsequent to September 30, 2025, entities held by a Customer ExAlt Trust and managed by an indirect subsidiary of the Company completed or agreed to the completion of the sale or equity redemption of beneficial interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trust. Aggregate gross proceeds of $9.7 million are received or expected to be received for the sale or equity redemption of the beneficial interests once all transactions are closed. Furthermore, following the completion of these sales of beneficial interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trusts after September 30, 2025, on a pro forma basis considering the sales of beneficial interests, the aggregate value of the investments held by the Customer ExAlt Trusts is $235.9 million.
The following sections provide more detailed information for Ben Liquidity’s loan portfolio and related allowance for credit losses and the Customer ExAlt Trusts’ investments in alternative assets and other equity and debt securities.
Ben Liquidity
Loans Receivable
The following table provides the carrying value of the loan portfolio by collateral type and classification (in thousands):

	September 30, 2025	March 31, 2025
Loans collateralized by interests in alternative assets	$405,327	$412,095
Loans collateralized by debt and equity securities	176,028	174,435
Total loans receivable	581,355	586,530
Allowance for credit losses	(358,226)	(342,460)
Total loans receivable, net	$223,129	$244,070
The following table provides certain information concerning our loan portfolio by collateral type and maturity as of September 30, 2025 (in thousands):

	Original Principal	Interest Accrued	Aggregate Payments	Outstanding Balance(1)	Allowance	Carrying Value
Loans collateralized by interests in alternative assets
Within 5 Years	$416,069	$263,699	$(358,578)	$168,901	$80,044	$88,857
After 5 Years Within 10 Years	240,275	96,873	(113,020)	224,066	123,945	100,121
After 10 Years	11,799	561	—	12,361	—	12,361
Loans collateralized by debt and equity securities
Within 5 Years	162,667	129,878	(13,198)	149,161	147,879	1,282
After 5 Years Within 10 Years	17,583	9,461	(178)	26,866	6,358	20,508
After 10 Years	—	—	—	—	—	—
Total	$848,393	$500,472	$(484,974)	$581,355	$358,226	$223,129
(1) This balance includes $282.5 million in unamortized discounts as of September 30, 2025.
Loan to Value Ratio
The loan to value ratio is calculated as the carrying value of loans receivable after any allowance for credit losses over the Collateral Value of the loan portfolio. The value of the Collateral (the “Collateral Value”) is defined as the mutual beneficial interest of the respective Customer ExAlt Trust, which we refer to as the “Collective Trust” that is owned by the Customer ExAlt Trust, which we refer to as the “Funding Trust,” that borrows from Ben Liquidity’s subsidiary, BFF. The Collateral Value is derived from the expected cash flows from the various alternative assets held by other trusts included within the Customer ExAlt Trust structure. The Collateral is valued using industry standard valuation models, which includes assumptions related to (i) equity market risk premiums, (ii) alternative asset beta to public equities, (iii) NAVs, (iv) volatilities, (v) distribution rates, and (vi) market discount rates. The fair value of the mutual beneficial interests collateralizing the loan portfolio as of September 30, 2025 and March 31, 2025, was $222.2 million and $241.9 million, respectively.
The loan to value ratio for the entire loan portfolio was 1.00 and 1.01 as of September 30, 2025 and March 31, 2025, respectively.
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
The following table provides the allowance for credit losses recognized by Ben Liquidity and Ben Custody by collateral type and by classification (in thousands):

	September 30, 2025	March 31, 2025
Loans collateralized by interests in alternative assets	$203,989	$190,072
Loans collateralized by interest in debt and equity securities	154,237	152,388
Total allowance for credit losses	$358,226	$342,460
The following table provides a rollforward of the allowance for credit losses recognized by Ben Liquidity and Ben Custody by collateral type (in thousands):

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
(unaudited)	Alternative Assets	Debt & Equity Securities	Alternative Assets	Debt & Equity Securities
Beginning balance	$199,253	$153,477	$159,190	$151,311
Provision for (reversal of) credit losses	4,736	760	79,957	(75,205)
Ending balance	$203,989	$154,237	$239,147	$76,106

	Six Months Ended September 30, 2025		Six Months Ended September 30, 2024
(unaudited)	Alternative Assets	Debt & Equity Securities	Alternative Assets	Debt & Equity Securities
Beginning balance	$190,072	$152,388	$168,089	$135,485
Provision for (reversal of) credit losses	13,917	1,849	71,058	(59,379)
Ending balance	$203,989	$154,237	$239,147	$76,106

Credit Quality
The following table presents certain credit quality metrics (dollar amounts in thousands):

	September 30, 2025	March 31, 2025
Loans collateralized by alternative assets
Period-end loans	$405,327	$412,095
Nonperforming loans	$164,469	$164,983
Allowance for credit losses	$203,989	$190,072
Allowance/loans	50.33%	46.12%
Nonperforming loans/loans	40.58%	40.04%
Allowance to nonperforming loans	1.24x	1.15x

Loans collateralized by debt and equity securities
Period-end loans	$176,028	$174,435
Nonperforming loans(1)	$148,708	$131,382
Allowance for credit losses	$154,237	$152,388
Allowance/loans	87.62%	87.36%
Nonperforming loans/loans	84.48%	75.32%
Allowance to nonperforming loans(1)	1.04x	1.16x

Consolidated
Period-end loans	$581,355	$586,530
Nonperforming loans(1)	$313,177	$296,365
Allowance for credit losses	$358,226	$342,460
Allowance/loans	61.62%	58.39%
Nonperforming loans/loans	53.87%	50.53%
Allowance to nonperforming loans(1)	1.14x	1.16x
(1) The nonperforming loans collateralized by interests in GWG or the GWG Wind Down Trust was $145.9 million as of September 30, 2025 and March 31, 2025.
Customer ExAlt Trusts — Alternative Asset Portfolio
The portfolio of alternative assets held by the Customer ExAlt Trusts covers the following industry sectors and geographic regions for the periods shown below (dollar amounts in thousands):

	September 30, 2025		March 31, 2025
Industry Sector	Value	Percent of Total	Value	Percent of Total
Food and Staples Retailing	$63,998	30.3%	$63,846	24.6%
Software and Services	23,365	11.1	41,460	16.0
Diversified Financials	20,900	9.9	22,273	8.6
Utilities	19,648	9.3	15,432	6.0
Semiconductors and Semiconductor Equipment	17,490	8.3	15,426	6.0
Health Care Equipment and Services	10,660	5.0	13,464	5.2
Capital Goods	5,100	2.4	20,532	7.9
Other(1)	50,163	23.7	66,680	25.7
Total	$211,324	100.0%	$259,113	100.0%

(1)	Industries in this category each comprise less than 5 percent. Capital Goods is shown separately as it comprised greater than 5 percent in the prior period.

	September 30, 2025		March 31, 2025
Geography	Value	Percent of Total	Value	Percent of Total
North America	$91,089	43.1%	$135,066	52.1%
South America	64,720	30.6	64,969	25.1
Asia	40,190	19.0	41,948	16.2
Europe	15,212	7.2	17,018	6.6
Africa	113	0.1	112	—
Total	$211,324	100.0%	$259,113	100.0%
Assets in the portfolio consist primarily of interests in alternative investment vehicles (also referred to as “funds”) that are managed by a group of U.S. and non-U.S. based alternative asset management firms that invest in a variety of financial markets and utilize a variety of investment strategies. The vintages of the funds in the portfolio as of September 30, 2025 ranged from 1993 to 2025.
As Ben Liquidity originates additional ExAlt Loans, it monitors the diversity of the portfolio of alternative assets held by the Customer ExAlt Trusts through the use of concentration guidelines. These guidelines were established, and are periodically updated, through a data driven approach based on asset type, fund manager, vintage of fund, industry segment and geography to manage portfolio risk. Ben Liquidity refers to these guidelines when making decisions about new financing opportunities; however, these guidelines do not restrict Ben Liquidity from entering into financing opportunities that would result in Ben Liquidity having exposure outside of its concentration guidelines. In addition, changes to the portfolio of alternative assets held by the Customer ExAlt Trusts may lag changes to the concentration guidelines. As such, the portfolio of alternative assets held by the Customer ExAlt Trusts may, at any given time, have exposures that are outside of Ben Liquidity’s concentration guidelines to reflect, among other things, attractive financing opportunities, limited availability of assets, or other business reasons. Given our operating history of relatively few transactions at significant NAV, the portfolio as of September 30, 2025 had exposure to certain alternative investment vehicles and investments in private companies that were outside of those guidelines.
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

Cash Flow
The following table presents a summary of cash flows from operating, investing and financing activities for periods presented below (in thousands):

	Six Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(25,364)	$(19,259)
Net cash provided by investing activities	42,825	11,164
Net cash (used in) provided by financing activities	(13,905)	4,914
Net increase (decrease) in cash and cash equivalents, and restricted cash	$3,556	$(3,181)
Six Months Ended September 30, 2025 and 2024
Net cash used in operating activities was $25.4 million for the six months ended September 30, 2025, largely driven by working capital requirements, including employee compensation and benefits and professional services. Net cash provided by investing activities was $42.8 million for the six months ended September 30, 2025, primarily driven by $7.8 million of distributions as return of investments in alternative assets and $37.2 million from the disposition of certain investments in alternative assets partially offset by $2.0 million in purchases of investments in alternative assets. Net cash used in financing activities was $13.9 million for the six months ended September 30, 2025 resulting from $15.0 million in principal payments on debt obligations, proceeds received from issuance of Class A common shares under the standby equity purchase agreement of approximately $0.3 million, and a total of $0.9 million in proceeds from debt issuances.
Net cash used in operating activities was $19.3 million for the six months ended September 30, 2024, largely driven by working capital requirements, including employee compensation and benefits and professional services. Net cash provided by investing activities was $11.2 million for the six months ended September 30, 2024, primarily driven by $12.5 million of distributions received as return of investments in alternative assets offset by $0.9 million in purchases of premises and equipment. Net cash provided by financing activities was $4.9 million for the six months ended September 30, 2024 resulting from proceeds received from issuance of Class A common shares under the standby equity purchase agreement of approximately $2.6 million, a total of $3.5 million in proceeds from debt issuances, and $0.7 million from other common stock sales offset by approximately $1.6 million in payment of deferred issuance costs.
Liquidity and Capital Resources
As of September 30, 2025 and March 31, 2025, we had $4.9 million and $1.3 million, respectively, in combined available unrestricted cash and cash equivalents. We have purported events of default on certain of our related party debt obligations that could make these debts potentially callable by the lender (as further described below). Our obligations including principal and accrued interest under these related party debt instruments as of September 30, 2025 exceeded $126 million, when considering the cross default provisions under the terms of each respective debt agreement. Additionally, on October 10, 2025, the Texas Fifth Court of Appeals reversed the judgment of the Texas District Court and confirmed the previous $55.3 million Arbitration Award. With post-judgment interest, the amount of the Arbitration Award is approximately $64.5 million as of September 30, 2025.
Our business is capital intensive, and we have historically generated net losses and, in aggregate, these net losses have resulted in an accumulated deficit of $2.1 billion as of September 30, 2025.
We currently finance our business through a combination of cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio, including proceeds received from the sale of certain alternative assets, receipt of fees for performing trust services, dividends and interest on investments, debt offerings, and equity offerings, including under the SEPA upon filing of a post-effective amendment to the SEPA resale registration statement, and sales of loans extended to the Customer ExAlt Trusts. We have traditionally used proceeds from these sources for cash obligations arising from our initial capitalization and formative transactions, funding liquidity transactions and potential unfunded capital commitments, working capital, debt service payments, and costs associated with potential future products. We have recently completed the sale or equity redemptions of certain beneficial interests in alternative assets, which has resulted in the receipt of gross proceeds of approximately $46.4 million through November 10, 2025, and we may consider the monetization of additional alternative assets as source of funding. BFF is also required to maintain sufficient regulatory capital due to its Kansas charter, though such amount is not significant.

The ability of Ben, BCH, and our operating subsidiaries to access the cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio is limited by the terms of the ExAlt Loans from Ben Liquidity to the Customer ExAlt Trusts. Historically, Ben Liquidity has elected to capitalize interest that accrues on the ExAlt Loans and only receives payments on the ExAlt Loans, at the discretion of the applicable trustee, following the Customer ExAlt Trusts’ receipt of cash distributions on their alternative asset portfolio. The trustee of the Customer ExAlt Trusts intends to make principal payments on the ExAlt Loans out of the proceeds of the distributions or sale proceeds received from the alternative assets. To the extent the Customer ExAlt Trusts do not receive distributions, such as if the managers of the professionally managed funds comprising the alternative assets determine to delay distributions or transactions, that would result in the distributions to its limited partners, the Customer ExAlt Trusts’ ability to repay the ExAlt Loans, and therefore, Ben Liquidity’s ability to receive principal and interest payments in cash may be adversely impacted. Additionally, efforts to pursue additional sales of the beneficial interests in the alternative assets may not come to fruition. During the six months ended September 30, 2025, largely as a result of macro-economic conditions, the Customer ExAlt Trusts continued to receive fewer distributions from their alternative assets, excluding the proceeds received from the sales described herein, than was originally anticipated, which adversely impacted the Customer ExAlt Trusts’ ability to repay the ExAlt Loans and our liquidity. Such conditions are expected to continue throughout the first half of fiscal year 2026. As described above, in an effort to address cash flow restraints the Company has been experiencing primarily relating to delays in distributions and other realization events on the interests in alternative assets held the Customer ExAlt Trusts, the Company has commenced an initiative (the “Asset Sales Initiative”) to sell or otherwise monetize a portion of the assets reported on the Company’s consolidated balance sheet, including assets and additional investments held by the Customer ExAlt Trusts if, as and when prudent. Through November 10, 2025, this has resulted in sales or equity redemptions of approximately $46.4 million of limited partner interests by entities held by the Customer ExAlt Trusts. While the Company intends to consider additional sales, there can be no assurances that such additional sales will be available on favorable terms or at all.
We expect that the Company will require additional capital to satisfy our obligations and fund our operations for the next twelve months, which will likely be achieved through the issuance of additional debt or equity, including through the SEPA upon filing of a post-effective amendment to the SEPA resale registration statement, and the monetization of certain of the investments held by the Customer ExAlt Trusts. We continue to evaluate our available options with respect to the Arbitration Award, which may include appealing to the Texas Supreme Court or working with the Claimant in the arbitration on settlement terms that could reduce the potential near term cash obligations associated with the arbitration. We continue to explore raising additional capital through a combination of debt financing and/or equity financing to supplement the Company’s capitalization and liquidity. If and as we raise additional funds by incurring loans or by issuing debt securities or preferred stock, these forms of financing have rights, preferences, and privileges senior to those of holders of our Common Stock. The availability and the terms under which we are able to raise additional capital could be disadvantageous, and the terms of debt financing and/or equity financing could place significant restrictions on our operations. Macroeconomic conditions and credit markets are also impacting the availability and cost of potential future debt financing. As we raise capital through the issuance of additional equity, such sales and issuance have and will continue to dilute the ownership interests of the existing holders of Common Stock. There can be no assurances that any additional debt and/or equity financing would be available to us on favorable terms or at all. We expect to continue to incur net losses, comprehensive losses and negative cash flows from operating activities until we meet a certain scale of operations.
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
Our contractual obligations over the next 12 months include scheduled maturities of outstanding borrowings of approximately $7.8 million with a maturity date of March 31, 2026. Additionally, on April 14, 2025, the HCLP Loan purportedly matured, and on July 30, 2025, we received written notice from HCLP that events of default had occurred with respect to our borrowings under the HCLP Loan Agreement (approximately $94.4 million (including an unamortized premium thereon) of debt outstanding and unpaid interest of $24.0 million as of September 30, 2025). The debt and accrued interest matured and became due and payable upon such maturity. Due to the Company identifying credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP.
While we may refinance some or all of the existing borrowings due prior to their maturity, with either our current lenders or other lenders, continue to seek opportunities to reduce corporate overhead, and intend to raise capital through equity or debt investments in us by third parties, including through the SEPA upon filing of a post-effective amendment to the SEPA resale registration statement, and the additional monetization of certain of the investments held by the Customer ExAlt Trusts, we cannot conclude these are probable of being implemented or, if probable of being implemented, being in sufficient enough amounts to satisfy our contractual amounts as they presently exist that are coming due over the next 12 months as of the date of filing this Quarterly Report on Form 10-Q.
As further discussed in other sections of this Quarterly Report on Form 10-Q, on June 27, 2023, we entered into the SEPA with Yorkville, whereby we have the right, but not the obligation, to sell to Yorkville up to $250.0 million of shares of the Company’s Class A common stock. Through November 10, 2025, the Company had offered and sold 4,911,775 shares of Class A common stock to the Yorkville Investor pursuant to the SEPA for net proceeds of approximately $9.3 million. On June 20, 2024, the Company obtained stockholder approval pursuant to Nasdaq Listing Rule 5635(d) for the issuance of shares of Class A common stock to the Yorkville in excess of the Exchange Cap. As a result, the Company may issue up to an aggregate of approximately $246.1 million worth of shares of Class A common stock following registration with the SEC, on November 12, 2024. As of November 10, 2025, approximately $240.7 million worth of shares of Class A common stock remains available under the terms of the SEPA. The issuance of additional shares of Class A common stock under the SEPA will dilute the percentage ownership interest of all stockholders, could dilute the book value per share of the Class A common stock and will increase the number of the Company’s outstanding shares, which could cause the market price of our Class A common stock to decrease. Additionally, the decision regarding future sale of shares, including those under the SEPA, is subject to market conditions, such as trading volume, price of our Class A Common Stock and other factors beyond our control.
As further discussed in other sections of this Quarterly Report on Form 10-Q, on October 19, 2023, we entered into a three-year $25.0 million term loan with HH-BDH, which was fully drawn upon closing and, the proceeds of which were used to repay certain outstanding obligations, fund development of our products, and provide additional working capital. On August 16, 2024, an amendment to the term loan with HH-BDH was executed to add a subsequent term loan of $1.7 million, which was fully drawn upon the closing, and, the proceeds of which used to provide additional working capital. During the six months ended September 30, 2025, we agreed to an advance, as part of a currently ongoing negotiation to amend the Term Loan with HH-BDH, to add a subsequent term loan of $850 thousand, which has been fully drawn, and, the proceeds of which were used to provide additional working capital. The HH-BDH Credit Agreement contains certain financial maintenance covenants, including a debt service coverage ratio and, beginning on December 31, 2024, a minimum liquidity requirement of $4.0 million, measured on the last day of each month. The Company has at times in late fiscal year 2025 and in subsequent periods been in default on certain of the required payment obligations, financial covenants, and information reporting requirements of the HH-BDH Credit Agreement. The Company is actively working with the lender on waivers related to these defaults along with the amendment to the HH-BDH Credit Agreement. Such negotiations remain in process as of the date of this Quarterly Report on Form 10-Q. The events of default under the HCLP Loan Agreement described above triggered a cross default provision in the HH-BDH Credit Agreement. The Company timely notified HH-BDH of the cross default and, as of the date of this Quarterly Report on Form 10-Q, HH-BDH has not notified the Company that it intends to declare an event of default as its relates to the cross default provision of the HH-BDH Credit Agreement.
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
We may not be able to refinance our indebtedness or obtain additional financing on terms favorable to the Company, or at all. To the extent that Ben or its subsidiaries raise additional capital through the future sale of equity or debt, the ownership interest of our existing equity holders may be diluted. The terms of these future equity or debt securities may include liquidation or other preferences that adversely affect the rights of our existing equity unitholders or involve negative covenants that restrict Ben’s ability to take specific actions, such as incurring additional debt or making additional investments in growing the operations of the Company. If Ben defaults on these borrowings, then the Company will be required to either (i) sell participation or other interests in our loans or other of our assets or (ii) to raise additional capital through the sale of equity and the ownership interest of our equity holders may be diluted. Further, given the number of shares of Class A common stock eligible for resale as a result of various registration statements we have filed with the SEC, our stock price may be further depressed as a result of significant sales of our securities, which could adversely affect our ability to raise equity capital on favorable terms or at all. In addition, because the $920.00 exercise price per share of the outstanding Warrants substantially exceeds the current trading price per share of our Class A common stock ($0.30 per share as of September 30, 2025), there is no assurance that the Warrants will be in the money prior to their expiration and it is unlikely that the Warrant holders will be able to exercise such Warrants in the near future, if at all. Accordingly, we are unlikely to receive any proceeds from the exercise of the Warrants in the near future, if at all, and the Warrants may not provide any additional capital. Similarly, the Yorkville Warrants have an exercise price ($2.63 per share) that significantly exceeds the current trading price per share of our Class A common stock. In considering our capital requirements and sources of liquidity, we have not assumed or relied on the receipt of proceeds from the exercise of Warrants or Yorkville Warrants. As a result of the foregoing, we may require additional capital resources to execute strategic initiatives to grow our business.
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
Amended Credit Agreements
On August 13, 2020, Ben, through its subsidiary BCC, executed the Second Amended and Restated First Lien Credit Agreement (“First Lien Credit Agreement”) and the Second Amended and Restated Second Lien Credit Agreement (“Second Lien Credit Agreement”) collectively, (the “Second A&R Agreements” or the “HCLP Loan Agreement”) with its lender, HCLP Nominees, L.L.C (“HCLP”), to amend its First Lien Credit Agreement and Second Lien Credit Agreement dated September 1, 2017 and December 28, 2018, respectively. The Second A&R Agreements have been further amended from time to time to extend the maturity date and defer principal and interest payments, among other things. In connection with the amendments to the Second A&R Agreements, Ben agreed to pay extension fees on a percentage of the amount outstanding under the credit agreements as of the date of the respective amendment. The interest rate on each loan under the Second A&R Agreements is 1-month LIBOR plus 8.0%, with a maximum interest rate of 9.5%.
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
As a result of the Specified Events of Default, in accordance with Section 5(c)(i) of each certain security agreements executed in connection with the HCLP Loan Agreements the Notice provides that the pledgors pursuant to such security agreements are prohibited from selling, transferring, exchanging, disposing of, or granting any option with respect to the following collateral and any related proceeds as of July 29, 2025: (i) the equity interests in the underlying investment funds, in each case together with the certificates (or other agreements or instruments), if any, representing such equity interests, and all options and other rights, contractual or otherwise, with respect thereto; (ii) the loans and loan agreements made to the funding trusts; (iii) the acquisition documents; (iv) all other accounts, chattel paper, documents, general intangibles, instruments, investment property, money, deposit accounts, goods, commercial tort claims, letters of credit, letter of credit rights and supporting obligations; (v) all proceeds of the property described in the foregoing clauses (i), (ii), (iii) and (iv); and (vi) all books and records (including computer software and other records) pertaining to any of the foregoing.
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
On October 10, 2025, HCLP brought an action in the Delaware Court of Chancery against Delaware Trust Company (“DTC”) individually and as trustee for twenty-five Custody Trusts (the “Custody Trusts”). The Custody Trusts hold collateral against which certain of the Company’s ExAlt Loans are made. HCLP purports to be lender to BCH and its affiliates and asserts that the Company owes HCLP approximately $122 million on two loans which it claims are in default. HCLP further alleges that the Custody Trusts guaranteed the loans which are secured by certain pledge agreements. The action seeks to enforce the guarantees and the pledge agreements and prevent any future distributions to the Company. HCLP also filed a motion for a temporary restraining order which seeks to enjoin DTC, in the interim, from selling, transferring, or encumbering the assets held by the Custody Trusts. The parties entered into an agreed form of order which was approved by the court. Under the order, DTC agreed to not transfer, sell, encumber or other dispose of the collateral held by the Custody Trusts and the parties agreed to request a trial date in mid-2026. The Company is not named in either the action or the motion. Due to the Company identifying credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP and their agents.
As part of the Seventh Amendments, Ben agreed to pay fees totaling approximately $0.1 million. During the three and six months ended September 30, 2025 and 2024, no deferred financing costs were paid to HCLP. No payments of principal or interest have been made on the First Lien or Second Lien Credit Agreements since the interest payment made in March 2023. Accrued interest on the First Lien or Second Lien Credit Agreements of $24.0 million as of September 30, 2025 and $18.6 million as of March 31, 2025 is included in other liabilities in the consolidated statement of financial condition.
In connection with the Second A&R Agreements, Beneficient Holdings, Inc. (“BHI”), which is owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, owns a majority of the BCH Class S Ordinary Units, Class S Preferred Units of BCH (“BCH Class S Preferred Units”), BCH Preferred A-0, Preferred Series A Subclass 1 Unit Accounts of BCH (“BCH Preferred A-1”), and BCH FLP-1 Unit Accounts, and Subclass 3 FLP Unit Accounts of BCH, will grant certain tax-related concessions to HCLP as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5% of BCH Preferred A-1 held by BHI, which will be held by HCLP, may convert to BCH Preferred A-0. In addition, recipients of a grant of BCH Preferred A-1 from BHI will have the right to put an amount of BCH Preferred A-1 to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred A-1 from BHI. No such liability existed as of September 30, 2025 or March 31, 2025.
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
During the six months ended September 30, 2025, we agreed to an advance, as part of a currently ongoing negotiation to amend the term loan with HH-BDH, to add a subsequent term loan of $850 thousand, which has been fully drawn, and, the proceeds of which used to provide additional working capital. We have also made significant principal payments principally from proceeds received from the Asset Sales Initiative as described elsewhere in this Quarterly Report on Form 10-Q. The Company has at times in late fiscal year 2025 and in subsequent periods been in default on certain of the required payment obligations, financial covenants, and information reporting requirements of the HH-BDH Credit Agreement. The Company is actively working with the lender on waivers related to these defaults along with the amendment to the HH-BDH Credit Agreement. Such negotiations remain in process as of the date of this Quarterly Report on Form 10-Q.
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
Unfunded Capital Commitments
The Customer ExAlt Trusts had $37.0 million and $41.6 million of potential gross capital commitments as of September 30, 2025, and March 31, 2025, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The trust holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by certain of the associated trusts within the ExAlt PlanTM or affiliated entities. To the extent that the associated Customer ExAlt Trust or their affiliated entities cannot pay the capital funding commitment, Ben is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Ben to the Customer ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves, if any, held by the associated Customer ExAlt Trusts or their affiliated entities are added to the ExAlt Loan balance between Ben and the Customer ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. The majority, or 95%, of our portfolio with an unfunded commitment has a vintage of 2012 and prior. As the vintages continue to age, a cash requirement becomes less likely. We consider the creditworthiness of the investment on a case-by-case basis. As of September 30, 2025 and March 31, 2025, there were no reserves for losses on unused commitments to fund potential limited partner capital funding commitments. In connection with the Asset Sale Initiatives, $0.8 million of unfunded capital commitments as of September 30, 2025 were or will be assigned to, and assumed by, the purchasers in the executed transactions.

Dependence on Related Party Transactions
In the ordinary course of business, we depend on certain transactions with related parties. For example, as discussed above, Ben, through its subsidiaries, is a party to the Second A&R Agreements with HCLP. HCLP is an indirect subsidiary of Highland Consolidated, L.P. Ben’s former CEO is a beneficiary and trust investment advisor of the trusts that control, and are the partners of, Highland Consolidated, L.P. As of September 30, 2025, we had approximately $94.4 million (including an unamortized premium thereon) of debt outstanding derived from BCH’s secured loans with HCLP. In addition, unpaid interest of $24.0 million was accrued and owed as of September 30, 2025. As described elsewhere, on July 30, 2025, we were notified of events of default under the HCLP Loan Agreement, however, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan in light of credible evidence that Mr. Heppner, our former CEO, participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items. On November 4, 2025, Mr. Heppner was indicted by the United States Southern District of New York charging Mr. Heppner with various counts comprised of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, false statements to auditors, and falsification of records.
Additionally, effective October 19, 2023, Ben, through its subsidiaries, is a party to the $25.0 million HH-BDH Credit Agreement with HH-BDH. HH-BDH’s sole member is Hicks Holdings whose managing member is a member of our Board. On August 16, 2024, Amendment to the HH-BDH Credit Agreement was executed to add a subsequent term loan of $1.7 million. During the six months ended September 30, 2025, we borrowed an additional $850 thousand under the HH-BDH Credit Agreement and primarily with proceeds from the Asset Sales Initiative made principal payments on the loan totaling $15.0 million. We are in the process of negotiating waivers for certain defaults that have occurred under the HH-BDH Credit Agreement related to required payment obligations, financial covenants, and information reporting requirements as part of an amendment to that agreement. Additionally, the events of default under the HCLP Loan Agreement described above triggered a cross default provision in the HH-BDH Credit Agreement. The Company timely notified HH-BDH of the cross default and, as of the date of this Annual Report on Form 10-K, HH-BDH has not notified the Company that it intends to declare an event of default as its relates to the cross default provision of the HH-BDH Credit Agreement. As of September 30, 2025, we had approximately $7.2 million (including an unamortized discount thereon) of debt outstanding derived from the Term Loan with HH-BDH. Subsequent to September 30, 2025, we have made additional principal payments on the loan totaling $4.1 million primarily with proceeds from the Asset Sales Initiative through November 10, 2025.
Furthermore, Ben and BCH are parties to a Services Agreement with Bradley Capital Company, L.L.C. (“Bradley Capital”) and Beneficient Management Counselors, L.L.C. effective June 1, 2017. Effective as of January 1, 2022, the parties entered into the First Amended and Restated Services Agreement and effective June 7, 2023, the parties entered into the Second Amended and Restated Services Agreement (the “Services Agreement”). Bradley Capital is an entity associated with Ben’s former CEO. During the three months ended September 30, 2025 and 2024, Ben recognized expenses totaling $0.7 million and $0.7 million, respectively, related to this Services Agreement. During the six months ended September 30, 2025 and 2024, Ben recognized expenses totaling $1.4 million and $1.4 million, respectively, related to this Services Agreement. As of September 30, 2025 and March 31, 2025, $5.3 million and $3.9 million, respectively, was owed to Bradley Capital related to the Services Agreement.
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
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2025, that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
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
On December 16, 2022, the Claimant initiated a private arbitration in the International Court of Arbitration of the International Chamber of Commerce, challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The Claimant sought total damages of $36.3 million plus attorney’s fees and punitive damages. On April 23, 2024, the sole arbitrator held that in terminating the Claimant’s equity awards, the Company had breached its contractual obligations, and as a result, awarded the Claimant $55.3 million in compensatory damages, including pre-judgment interest. Post-judgment interest was also awarded to Claimant. Neither attorneys’ fees nor punitive damages were awarded to the Claimant. The Company was also asked to pay arbitration-related costs in the amount of approximately $0.1 million. On July 29, 2024, the Texas District Court entered an order vacating the previous Arbitration Award against the Company in the aggregate amount of approximately $55.3 million in compensatory damages, including pre-judgment and post-judgement interest. The Texas District Court directed the parties to file motions requesting any further relief that may be available within twenty days of the order. On August 2, 2024, the Claimant filed an appeal to challenge the order vacating the Arbitration Award in the Texas Fifth Court of Appeals. The Claimant filed his opening brief on October 28, 2024, and the Company filed its response brief on January 21, 2025. On February 10, 2025, the Claimant filed his reply brief. The Texas Fifth Court of Appeals heard oral arguments in April 2025. On October 10, 2025, the Texas Fifth Court of Appeals reversed the judgment of the Texas District Court and confirmed the previous Arbitration Award. On November 12, 2025, the Company filed a motion for re-hearing with the Texas Fifth Court of Appeals. The Company will continue to vigorously defend itself in this matter and we are exploring available options with respect to the Arbitration Award, which may include appealing to the Texas Supreme Court or working with the Claimant in the arbitration on settlement terms that could reduce the potential near term cash obligations associated with the arbitration.
On October 10, 2025, HCLP brought an action in the Delaware Court of Chancery against DTC individually and as trustee for the Custody Trusts. The Custody Trusts hold collateral against which certain of the Company’s ExAlt Loans are made. HCLP purports to be lender to BCH and its affiliates and asserts that the Company owes HCLP approximately $122 million on two loans which it claims are in default. HCLP further alleges that the Custody Trusts guaranteed the loans which are secured by certain pledge agreements. The action seeks to enforce the guarantees and the pledge agreements and prevent any future distributions to the Company. HCLP also filed a motion for a temporary restraining order which seeks to enjoin DTC, in the interim, from selling, transferring, or encumbering the assets held by the Custody Trusts. The parties entered into an agreed form of order which was approved by the court. Under the order, DTC agreed to not transfer, sell, encumber or other dispose of the collateral held by the Custody Trusts and the parties agreed to request a trial date in mid-2026. The Company is not named in either the action or the motion. Due to the Company identifying credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP and their agents.
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
In order to regain compliance with the Bid Price Requirement, on April 18, 2024, the Company effected a reverse stock split of its Class A common stock and Class B common stock at a ratio of eighty (80) to one (1) and a simultaneous proportionate reduction in the authorized shares of each class of its Class A common stock and Class B common stock as required by NRS Section 78.207. On May 2, 2024, the Company received notice from the Nasdaq Staff that the Company had regained compliance with the Bid Price Requirement, and that therefore, the Company was therefore in compliance with the listing requirements of the Nasdaq Capital Market. As a result, the Company’s hearing before the Panel was cancelled.
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
Additionally, the July 16, 2025 letter from Nasdaq also notified the Company that it was not in compliance with the periodic reporting requirement set forth in Nasdaq Listing Rule 5250(c)(1) since the Company had not yet filed its Annual Report on Form 10-K and this could serve as a separate and additional basis for delisting. On August 18, 2025, an additional letter from Nasdaq notified the Company that it was not in compliance with the periodic reporting requirement set forth in Nasdaq Listing Rule 5250(c)(1) since the Company had not yet filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
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
The filing of the Annual Report on Form 10-K on September 29, 2025 and the Quarterly Report on Form 10-Q for June 30, 2025 on October 20, 2025 was within the extension period allowed for by the Panel, demonstrating compliance with the Periodic Filing Requirement. On October 29, 2025, the Company received notification from the Panel that the Company had regained compliance with the Periodic Filing Requirement. There can be no assurance that we will be able to maintain compliance with the Periodic Filing Requirement.
Additionally, on November 6, 2025, the Company filed a Definitive Proxy Statement on Schedule 14A seeking stockholder approval to effect a reverse stock split of its Class A Common Stock and Class B Common Stock. The Company anticipates the reverse stock split of the Common Stock will allow it to demonstrate compliance with the Bid Price Requirement within the extension period granted by the Panel.
Although, the Company is taking definitive steps to evidence compliance with all applicable criteria for continued listing on The Nasdaq Capital Market, there can be no assurance that the Company will be able to timely regain compliance with the Bid Price Requirement within the extension period granted by the Panel.
On October 3, 2025, the Company was notified by staff of Nasdaq that because the Company’s Form 10-K for the fiscal year ended March 31, 2025 reported a stockholders’ equity of $(34.9) million, the Company was in non-compliance with the Minimum Stockholders’ Equity Requirement, which could also serve as a separate and additional basis for delisting in addition to the matters described above (such letter, the “Additional Determination Letter”). The Additional Determination Letter also provided that the Panel will consider the Additional Determination Letter in their decision regarding the Company’s continued listing on Nasdaq. As a result of the Limited Conversion of Preferred Series A Subclass 1 Unit Accounts described above, the Company was able to demonstrate compliance with an alternative to the Stockholders’ Equity Requirement by meeting the Nasdaq minimum of $35 million market value of listed securities requirement (the “MVLS Requirement”). On October 29, 2025, the Company received notification from the Panel that the Company had regained compliance with the MVLS Requirement. There can be no assurance that we will be able to maintain compliance with the MVLS Requirement.
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
In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Minimum Bid Price requirement or prevent future non-compliance with the listing requirements of Nasdaq. There can be no assurance that we will maintain the compliance of our securities with the Nasdaq listing requirements.
The Company is currently involved in legal proceedings and may be a party to additional claims and litigation in the future.
On December 16, 2022, the Claimant initiated a private arbitration in the International Court of Arbitration of the International Chamber of Commerce, challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The Claimant sought total damages of $36.3 million plus attorney’s fees and punitive damages. On April 23, 2024, the sole arbitrator held that in terminating the Claimant’s equity awards, the Company had breached its contractual obligations, and as a result, awarded the claimant $55.3 million in compensatory damages, including pre-judgment interest. Post-judgment interest was also awarded to Claimant. Neither attorneys’ fees nor punitive damages were awarded to the Claimant. The Company was also asked to pay arbitration-related costs in the amount of approximately $0.1 million. On July 29, 2024, the Texas District Court entered an order vacating the previous Arbitration Award against the Company in the aggregate amount of approximately $55.3 million in compensatory damages, including pre-judgment and post-judgement interest. The Texas District Court directed the parties to file motions requesting any further relief that may be available within twenty days of the order. On August 2, 2024, the Claimant filed an appeal to challenge the order vacating the Arbitration Award in the Texas Fifth Court of Appeals. The Claimant filed his opening brief on October 28, 2024, and the Company filed its response brief on January 21, 2025. On February 10, 2025, the Claimant filed his reply brief. The Texas Fifth Court of Appeals heard oral arguments in April 2025. On October 10, 2025, the Texas Fifth Court of Appeals reversed the judgment of the Texas District Court and confirmed the previous Arbitration Award. On November 12, 2025, the Company filed a motion for re-hearing with the Texas Fifth Court of Appeals. The Company will continue to vigorously defend itself in this matter and we are exploring available options with respect to the Arbitration Award, which may include appealing to the Texas Supreme Court or working with the Claimant in the arbitration on settlement terms that could reduce the potential near term cash obligations associated with the arbitration.
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
Our former CEO and Chairman of the Board has been indicted for securities fraud.
On November 4, 2025, our former Chairman of the Board of Directors and CEO, Brad K. Heppner was indicted by the United States Southern District of New York charging Mr. Heppner with various counts comprised of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, false statements to auditors, and falsification of records. As previously disclosed, Beneficient parted ways with Mr. Heppner earlier this year promptly after the Company learned of credible evidence of his fraud on the Company and others. The Company will continue to vigorously pursue its own potential claims against Mr. Heppner and entities associated with him on behalf of its shareholders. The Company has and will continue to cooperate with the government’s investigation of Mr. Heppner.

Although the Company is not a party to this case, the ongoing matter has resulted in negative publicity and may impact the willingness of our customers and other parties to transact business with us, which could adversely affect our reputation, operations and financial condition. In addition, if the case is decided against Mr. Heppner, Mr. Heppner could be considered a “bad actor” under federal securities laws, and as a result, the Company may be unable to utilize certain exemptions for private securities sales, which could negatively impact the ability of the Company to raise capital and conduct its ordinary course liquidity transactions.
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
See Item 4 - “Controls and Procedures.”
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of unregistered securities during the quarter ended September 30, 2025 that were not previously reported on a Current Report on Form 8-K or in our Quarterly Report on Form 10-Q filed on October 20, 2025.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.1.11
Certificate of Designation of Beneficient Series B-7 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on April 25, 2025).

3.1.12
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

BENEFICIENT

Date: November 14, 2025	By:	/s/ James G. Silk
Interim Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Date: November 14, 2025	By:	/s/ Gregory W. Ezell
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)