Form 10-Q
period 2025-12-31
Beneficient
filed 2026-02-17
CIK 1775734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of February 11, 2026, Beneficient had 14,183,822 shares of Class A common stock outstanding and 29,908 shares of Class B common stock outstanding.

EXPLANATORY NOTE
In order to maintain its listing on The Nasdaq Stock Market, LLC (“Nasdaq”), in 2024, the Company effected a reverse stock split of its Class A common stock, par value $0.001 per share (the “Class A common stock”), and its Class B common stock, par value $0.001 per share (the “Class B common stock” and together, with the Class A common stock, the “common stock”) at a ratio of eighty (80) to one (1) and a simultaneous proportionate reduction in the authorized shares of each class of common stock as required by Nevada Revised Statutes (“NRS”) Section 78.207 (the “2024 Reverse Stock Split”). The Company’s Class A common stock commenced trading on a post-reverse stock split basis at market open on April 18, 2024 for the 2024 Reserve Stock Split. In order to again maintain its listing on Nasdaq, the Company effected a second reverse stock split of its common stock at a ratio of eight (8) to one (1) and a simultaneous proportionate reduction in the authorized shares of each class of common stock as required by NRS Section 78.207 (the “2025 Reverse Stock Split”). The Company’s Class A common stock commenced trading on a post-reverse stock split basis at market open on December 15, 2025.
Proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of the Company’s equity award, warrants, and other equity instruments convertible into common stock, as well as the applicable exercise price. All share and per share amounts of our common stock presented in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the 2024 Reverse Stock Split and 2025 Reverse Stock Split.
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
•while we are currently in compliance with all applicable continued listing requirements and standards of Nasdaq, if we are unable to maintain compliance with all applicable continued listing requirements, in the future, our securities could be delisted from Nasdaq;
•we have been notified that events of default have occurred with respect to the HCLP Loan Agreement (as defined herein), and we are subject to litigation in connection with the same. As a result of the events of default, HCLP (as defined herein) has made attempts to secure the collateral under the HCLP Loan Agreement. Additionally, Brad K. Heppner, our founder and former CEO (through his resignation on June 19, 2025) and HCLP have made repeated attempts to control the Company’s subsidiaries and assets, and if they are successful, such attempts could cause irreparable harm to the Company;
•Brad K. Heppner has financial interests that conflict with the interests of Beneficient and its stockholders, and following his resignation, Mr. Heppner retains certain rights to nominate candidates for our Board (as defined below). Additionally, we are currently involved in litigation brought by Mr. Heppner and his affiliates and may be subject to additional litigation in the future;
•we identified a material weakness in our internal control over financial reporting and our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2025. While we implemented remedial actions and concluded the material weakness was remediated as June 30, 2025, if we fail to maintain effective disclosure controls and procedures and internal control over financial
i

reporting, it could result in a material misstatement in our financial statements or a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our Class A common stock;
•the resulting market price of our Class A common stock following the 2025 Reverse Stock Split may not attract new investors, and it is not certain that the 2025 Reverse Stock Split will result in a sustained proportionate increase in the market price of our Class A common stock;
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

BENEFICIENT
Form 10-Q
For the Quarter Ended December 31, 2025

PART I. FINANCIAL INFORMATION
Item 1 — Financial Statements
BENEFICIENT
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2025	March 31, 2025 (1)
(Dollars and shares in thousands)	(unaudited)
ASSETS
Cash and cash equivalents	$7,867	$1,346
Investments, at fair value:
Investments held by Customer ExAlt Trusts (related party of nil and $5)	205,776	291,371
Derivative asset	56,218	—
Other assets, net (related party of $502 and $404)	54,985	49,144
Intangible assets	3,100	3,100
Goodwill	9,914	9,914
Total assets	$337,860	$354,875
LIABILITIES, TEMPORARY EQUITY, AND EQUITY (DEFICIT)
Accounts payable and accrued expenses (related party of $16,857 and $14,733)	$241,795	$156,770
Other liabilities (related party of $28,360 and $19,360)	33,282	24,381
Warrants liability	487	227
Debt due to related parties	100,337	117,896
Total liabilities	375,901	299,274
Redeemable noncontrolling interests
Preferred Series A Subclass 0 Redeemable Unit Accounts, nonunitized	90,526	90,526
Total temporary equity	90,526	90,526
Shareholders’ equity (deficit) (1):
Preferred stock, par value $0.001 per share, 250,000 shares authorized
Series A preferred stock, 0 and 0 shares issued and outstanding as of December 31, 2025 and March 31, 2025, respectively	—	—
Series B preferred stock, 1,543 and 363 shares issued and outstanding as of December 31, 2025 and March 31, 2025, respectively	2	—
Class A common stock, par value $0.001 per share, 625,000 and 625,000 shares authorized as of December 31, 2025 and March 31, 2025, respectively, 14,094 and 1,060 shares issued as of December 31, 2025 and March 31, 2025, respectively, and 14,093 and 1,059 shares outstanding as of December 31, 2025 and March 31, 2025, respectively	14	1
Class B convertible common stock, par value $0.001 per share, 31 shares authorized, 30 and 30 shares issued and outstanding as of December 31, 2025 and March 31, 2025, respectively	—	—
Additional paid-in capital	1,880,489	1,844,496
Accumulated deficit	(2,056,844)	(2,008,052)
Treasury stock, at cost (1 shares as of December 31, 2025 and March 31, 2025)	(3,444)	(3,444)
Accumulated other comprehensive income (loss)	52	(2)
Noncontrolling interests	51,164	132,076
Total equity (deficit)	(128,567)	(34,925)
Total liabilities, temporary equity, and equity (deficit)	$337,860	$354,875
(1) Periods presented have been adjusted to reflect the 1-for-8 reverse stock split on December 15, 2025. See Note 1 - Summary of Significant Accounting Policies - Reverse Stock Split, for additional information.
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in thousands, except per share amounts)	2025	2024	2025	2024
Revenues
Investment income (loss), net	$(25,373)	$4,742	$(41,311)	$24,311
Gain (loss) on financial instruments, net (related party of nil, $(8), $(5) and $(546), respectively)	43,845	(523)	44,011	(1,885)
Interest and dividend income	10	10	30	34
Trust services and administration revenues (related party of $8, $8, $23 and $23, respectively)	188	188	554	564
Other income	—	2	—	2
Total revenues	18,670	4,419	3,284	23,026

Operating expenses
Employee compensation and benefits	3,010	2,929	8,770	13,914
Interest expense (related party of $4,016, $3,140, $10,473 and $9,330, respectively)	5,810	3,240	14,123	11,848
Professional services	3,953	5,083	17,241	17,884
Provision for credit losses	—	—	—	1,000
Loss on impairment of goodwill	—	—	—	3,692
Accrual (release) of loss contingency related to arbitration award	—	—	62,831	(54,973)
Other expenses (related party of $714, $723, $2,142 and $2,111, respectively)	1,953	2,680	6,887	8,551
Total operating expenses	14,726	13,932	109,852	1,916
Operating income (loss)	3,944	(9,513)	(106,568)	21,110
(Gain) loss on liability resolution	(1,996)	—	(1,996)	(23,462)
Net income (loss) before income taxes	5,940	(9,513)	(104,572)	44,572
Income tax expense	—	713	43	741
Net income (loss)	5,940	(10,226)	(104,615)	43,831
Plus: Net loss attributable to noncontrolling interests - Customer ExAlt Trusts	4,712	1,232	30,704	6,281
Plus: Net loss attributable to noncontrolling interests - Ben	14,026	4,844	39,201	15,098
Less: Noncontrolling interest guaranteed payment	(4,765)	(4,489)	(14,082)	(13,268)
Net income (loss) attributable to Beneficient common shareholders	$19,913	$(8,639)	$(48,792)	$51,942
Other comprehensive income (loss):
Unrealized gain (loss) on investments in available-for-sale debt securities	(38)	(120)	54	(115)
Total comprehensive income (loss)	19,875	(8,759)	(48,738)	51,827
Less: Comprehensive gain (loss) attributable to noncontrolling interests	(38)	(120)	54	(115)
Total comprehensive income (loss) attributable to Beneficient	$19,913	$(8,639)	$(48,792)	$51,942

Net income (loss) per common share (1)
Class A - basic	$1.19	$(10.60)	$(10.30)	$82.41
Class B - basic	$1.19	$(8.16)	$(10.30)	$110.24
Net income (loss) per common share (1)
Class A - diluted	$0.04	$(10.60)	$(10.30)	$0.94
Class B - diluted	$0.04	$(8.16)	$(10.30)	$0.94
(1) Periods presented have been adjusted to reflect the 1-for-8 reverse stock split on December 15, 2025. See Note 1 - Summary of Significant Accounting Policies - Reverse Stock Split, for additional information.
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (1)
(UNAUDITED)
For the three months ended December 31, 2025 and 2024:

	Series A preferred stock		Series B preferred stock		Class A common stock (1)		Class B common stock (1)		APIC (1)	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 10)	Total equity (deficit)	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2025	—	$—	1,543	$2	1,183	$1	30	$—	$1,857,219	$(2,076,757)	$—	$(3,444)	$90	$80,062	$(142,827)	$90,526
Net income (loss)	—	—	—	—	—	—	—	—	—	19,913	—	—	—	(15,692)	4,221	1,718
Reclass of distributions payable to noncontrolling interest holder	—	—	—	—	—	—	—	—	—	—	—	—	—	(436)	(436)	—
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	367	—	—	—	—	—	367	—
Conversion of BCH Pref A-1 to Class A common stock	—	—	—	—	12,662	13	—	—	21,867	—	—	—	—	(9,724)	12,156	—
Unrealized gain (loss) on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	(38)	—	(38)	—
Preferred A-0 Unit Accounts guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,046)	(3,046)	(1,718)
Issuance of Class A common stock to settle liabilities	—	—	—	—	196	—	—	—	1,036	—	—	—	—	—	1,036	—
Rounding adjustment in connection with 2025 reverse stock split	—	—	—	—	53	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2025	—	$—	1,543	$2	14,094	$14	30	$—	$1,880,489	$(2,056,844)	$—	$(3,444)	$52	$51,164	$(128,567)	$90,526

	Series A preferred stock		Series B preferred stock		Class A common stock (1)		Class B common stock (1)		APIC (1)	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 10)	Total equity (deficit)	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2024	—	$—	227	$—	573	$1	30	$—	$1,836,496	$(1,998,633)	$—	$(3,444)	$281	$152,107	$(13,192)	$125,526
Net income (loss)	—	—	—	—	—	—	—	—	—	(8,639)	—	—	—	(3,559)	(12,198)	1,972
Noncontrolling interest reclass	—	—	—	—	—	—	—	—	—	—	—	—	—	(135)	(135)	—
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	804	—	—	—	—	—	804	—
Issuance of shares in connection with equity purchase agreement	—	—	—	—	419	—	—	—	5,231	—	—	—	—	—	5,231	—
Issuance of shares in connection with recent financings	—	—	136	—	—	—	—	—	1,363	—	—	—	—	—	1,363	—
Settlement of restricted stock units	—	—	—	—	40	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock to settle liabilities	—	—	—	—	2	—	—	—	24	—	—	—	—	—	24	—
Unrealized gain (loss) on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	(120)	—	(120)	—
Preferred A-0 Unit Accounts guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,517)	(2,517)	(1,972)
Termination of prepaid forward purchase agreement	—	—	—	—	(3)	—	—	—	—	—	—	—	—	—	—	—
Reclass of BCH Preferred A-0 from temporary to permanent equity	—	—	—	—	—	—	—	—	—	—	—	—	—	35,000	35,000	(35,000)
Balance, December 31, 2024	—	$—	363	$—	1,031	$1	30	$—	$1,843,918	$(2,007,272)	$—	$(3,444)	$161	$180,896	$14,260	$90,526
(1) Periods presented have been adjusted to reflect the 1-for-8 reverse stock split on December 15, 2025. See Note 1 - Summary of Significant Accounting Policies - Reverse Stock Split, for additional information.
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (1) (cont’d)
(UNAUDITED)
For the nine months ended December 31, 2025 and 2024:

	Series A preferred stock		Series B-1 preferred stock		Class A common stock (1)		Class B common stock (1)		APIC (1)	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 10)	Total equity (deficit)	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2025	—	$—	363	$—	1,060	$1	30	$—	$1,844,496	$(2,008,052)	$—	$(3,444)	$(2)	$132,076	$(34,925)	$90,526
Net income (loss)	—	—	—	—	—	—	—	—	—	(48,792)	—	—	—	(60,901)	(109,693)	5,078
Noncontrolling interest reclass	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,767)	(1,767)	—
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	1,290	—	—	—	—	—	1,290	—
Conversion of BCH Pref A-1 to Class A common stock	—	—	—	—	12,662	13	—	—	21,867	—	—	—	—	(9,724)	12,156	—
Issuance of shares in connection with equity purchase agreement	—	—	—	—	118	—	—	—	271	—	—	—	—	—	271	—
Unrealized gain (loss) on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	52	—	52	—
Realized gain (loss) on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	2	—	2	—
Preferred A-0 guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,004)	(9,004)	(5,078)
Issuance of common shares to settle liability	—	—	—	—	201	—	—	—	1,062	—	—	—	—	—	1,062	—
Miscellaneous adjustment to previously allocated FLP Subclass 3 income	—	—	—	—	—	—	—	—	—	—	—	—	—	189	189	—
Issuance of shares in connection with recent financings	—	—	1,180	2	—	—	—	—	11,503	—	—	—	—	295	11,800	—
Rounding adjustment in connection with 2025 reverse stock split	—	—	—	—	53	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2025	—	$—	1,543	$2	14,094	$14	30	$—	$1,880,489	$(2,056,844)	$—	$(3,444)	$52	$51,164	$(128,567)	$90,526
(1) Periods presented have been adjusted to reflect the 1-for-8 reverse stock split on December 15, 2025. See Note 1 - Summary of Significant Accounting Policies - Reverse Stock Split, for additional information.
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (1) (cont’d)
(UNAUDITED)

	Series A preferred stock		Series B preferred stock		Class A common stock (1)		Class B common stock (1)		APIC (1)	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income	Noncontrolling interests (Note 10)	Total equity (deficit)	Redeemable noncontrolling interests
(Dollars and units in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2024	—	$—	227	$—	419	$—	30	$—	$1,848,071	$(2,059,214)	$(20,038)	$(3,444)	$276	$42,231	$(192,118)	$251,052
Net income (loss)	—	—	—	—	—	—	—	—	—	51,942	—	—	—	(18,862)	33,080	10,751
Noncontrolling interest reclass	—	—	—	—	—	—	—	—	—	—	—	—	—	(482)	(482)	—
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	5,162	—	—	—	—	—	5,162	—
Issuance of shares in connection with equity purchase agreement	—	—	—	—	475	1	—	—	7,785	—	—	—	—	—	7,786	—
Issuance of shares in connection with recent financing	—	—	136	—	—	—	—	—	1,363	—	—	—	—	—	1,363	—
Unrealized gain (loss) on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	(115)	—	(115)	—
Settlement of restricted stock units	—	—	—	—	40	—	—	—	—	—	—	—	—	—	—	—
Preferred A-0 guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,517)	(2,517)	(10,751)
Issuance of common shares to settle liability	—	—	—	—	45	—	—	—	1,245	—	—	—	—	—	1,245	—
Issuance of Class A common stock	—	—	—	—	45	—	—	—	673	—	—	—	—	—	673	—
Rounding adjustment in connection with 2024 reverse stock split	—	—	—	—	10	—	—	—	—	—	—	—	—	—	—	—
Equity issuance costs reclassed to APIC	—	—	—	—	—	—	—	—	(343)	—	—	—	—	—	(343)	—
Termination of prepaid forward purchase agreement	—	—	—	—	(3)	—	—	—	(20,038)	—	20,038	—	—	—	—	—
Reclass of BCH Preferred A-0 from temporary to permanent equity	—	—	—	—	—	—	—	—	—	—	—	—	—	160,526	160,526	(160,526)
Balance, December 31, 2024	—	$—	363	$—	1,031	$1	30	$—	$1,843,918	$(2,007,272)	$—	$(3,444)	$161	$180,896	$14,260	$90,526
(1) Periods presented have been adjusted to reflect the 1-for-8 reverse stock split on December 15, 2025. See Note 1 - Summary of Significant Accounting Policies - Reverse Stock Split, for additional information.
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$(104,615)	$43,831
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	526	1,252
Net amortization of debt premium and discount (related party of $615 and $202)	615	202
Loss on impairment of goodwill	—	3,692
Gain (loss) on financial instruments, net (related party of $(5) and $(546))	(44,011)	1,885
Investment income (loss), net	41,311	(24,311)
Non cash interest expense (related party of $9,088 and $7,124)	12,644	9,559
Non cash interest income	(266)	(9)
Non cash share-based compensation	1,290	5,162
Provision for credit losses	—	1,000
Accrual (release) of loss contingency related to arbitration award	62,831	(54,973)
Provision for deferred taxes	43	713
(Gain) loss on liability resolution	(1,996)	(23,462)
Changes in assets and liabilities:
Changes in other assets	(320)	(33,970)
Changes in accounts payable and accrued expenses	(2,789)	40,171
Net cash used in operating activities	(34,737)	(29,258)
Cash flows from investing activities:
Return of investments in alternative assets held by Customer ExAlt Trusts	11,318	19,322
Proceeds from disposition of alternative assets held by Customer ExAlt Trusts	50,180	—
Purchase of investments in alternative assets held by Customer ExAlt Trusts	(2,154)	(959)
Purchase of premises and equipment	(96)	(975)
Net cash provided by investing activities	59,248	17,388
Cash flows from financing activities:
Proceeds from related party debt financings	850	1,675
Payments on related party debt financings	(19,111)	(2,175)
Proceeds from issuance of convertible debt	—	3,575
Payments on convertible debt	—	(1,300)
Proceeds received from issuance of Class A common shares under equity purchase agreement	271	7,786
Payment of deferred financing costs for equity	—	(2,140)
Proceeds from sale of Class A common shares	—	673
Net cash (used in) provided by financing activities	(17,990)	8,094
Net increase (decrease) in cash and cash equivalents	6,521	(3,776)
Cash and cash equivalents at beginning of period	1,346	7,977
Cash and cash equivalents at end of period	$7,867	$4,201
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
BCH is a Delaware limited partnership formed on July 1, 2010. BCH is primarily a holding company that directly or indirectly receives all active and passive income of the Company and allocates that income among the partnership interests issued by BCH. As of December 31, 2025, BCH has issued and outstanding general partnership Subclass 1 Class A Units (“BCH Class A Units”), Class S Ordinary Units of BCH (the “BCH Class S Ordinary Units”), Class S Preferred Units of BCH (the “BCH Class S Preferred Units”), FLP Unit Accounts (Subclass 1, Subclass 2, and Subclass 3), Preferred Series A Subclass 0 Unit Accounts (“BCH Preferred A-0”), and Preferred Series A Subclass 1 Unit Accounts (“BCH Preferred A-1”).
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
Liquidity and Going Concern
The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2025, we had unrestricted cash and cash equivalents of $7.9 million. Besides the unrestricted cash and cash equivalents, the Company’s principal sources of liquidity available to meet its contractual obligations are proceeds on ExAlt Loan payments and fee income derived from distributions, including sales proceeds from dispositions, on investments held by the Customer ExAlt Trusts and potential access to capital under the Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), however, our ability to access the cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio is limited by the terms of the ExAlt Loans from Ben Liquidity to the Customer ExAlt Trusts and our ability to access proceeds from SEPA is subject to market conditions, such as trading volume, price of our Class A common stock and other factors beyond our control. We have historically generated net losses and, in aggregate, these net losses have resulted in an accumulated deficit of $2.1 billion as of December 31, 2025. As of January 31, 2026, we had unrestricted cash and cash equivalents of approximately $2.5 million.
Our contractual obligations over the next 12 months include scheduled maturities of outstanding related party borrowings of approximately $3.7 million as of December 31, 2025 related to the HH-BDH Credit Agreement. As discussed in Note 19, subsequent to December 31, 2025, we have paid off the $3.7 million of outstanding borrowings under the HH-BDH Credit Agreement, primarily with proceeds from the monetization of certain of the investments held by the Customer ExAlt Trusts. The Company still owes approximately $1.7 million for interest and fees that have been deferred, which the Company anticipates paying over time on terms mutually agreed upon by the parties. As discussed in Note 8, on July 30, 2025, we were notified of events of default under the HCLP Loan Agreement. The HCLP Loan purportedly matured on April 14, 2025, at which time the related party debt and accrued interest became due and payable immediately (approximately $94.4 million (including an unamortized premium thereon) of debt outstanding and unpaid interest of $26.8 million as of December 31, 2025). The Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan in light of credible evidence that Mr. Heppner, our former CEO, participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items. On November 4, 2025, Mr. Heppner was indicted by the United States Southern District of New York charging Mr. Heppner with various counts comprised of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, false statements to auditors, and falsification of records. Our obligations including principal and accrued interest under these related party debt instruments as of December 31, 2025 exceeded $126 million. Finally, as discussed in Note 17, on October 10, 2025, the Texas Fifth Court of Appeals reversed the judgment of the Texas District Court and confirmed a previous equity arbitration award that amounted to $62.8 million in compensatory damages. Interest continues to accrue each quarter at 10.5% until settled.
All of these conditions raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance.
We expect the Company will require additional capital to satisfy our obligations and fund our operations for the next twelve months, which will likely be achieved through the issuance of additional debt or equity, including through the SEPA, and the monetization of certain of the investments held by the Customer ExAlt Trusts. We continue to evaluate our available options with respect to the arbitration award, which may include appealing to the Texas Supreme Court or working with the claimant in the arbitration on settlement terms that could reduce the potential near term cash obligations associated with the arbitration. Also, we intend to potentially seek additional financings with either our current lenders or other lenders, and continue to seek opportunities to reduce corporate overhead; however, we cannot conclude these are probable of being implemented or, if probable of being implemented, being in sufficient enough amounts to satisfy our contractual amounts as they presently exist that are coming due over the next 12 months as of the date of the filing of these financial statements with the SEC.
On June 27, 2023, we entered into a SEPA, whereby we have the right, but not the obligation, to sell to Yorkville up to $250.0 million of shares of the Company’s common stock. On June 20, 2024, the Company obtained stockholder approval pursuant to Nasdaq Listing Rule 5635(d) for the issuance of shares of Class A common stock to Yorkville in excess of 19.9% of the outstanding voting Common Stock as of the date of the SEPA. As a result, the Company could issue up to an aggregate of approximately $246.1 million worth of shares of Class A common stock following registration with the SEC, which occurred on November 12, 2024 and was declared effective on January 2, 2026. As of December 31, 2025, approximately

$240.7 million worth of shares of Class A common stock remains available under the terms of the SEPA. However, the decision regarding future sale of shares, including those under the SEPA, is subject to market conditions, such as trading volume, price of our Class A common stock and other factors beyond our control.
As more fully described in Note 8, on October 19, 2023, we entered into a three-year $25.0 million term loan with HH-BDH LLC, which was fully drawn upon closing and, the proceeds of which were used to repay certain outstanding obligations, fund development of our products, and provide additional working capital. On August 16, 2024, we entered into an amendment to the term loan with HH-BDH to add an additional term loan of $1.7 million, which was used to provide working capital. During the nine months ended December 31, 2025, we agreed to an advance, as part of a currently ongoing negotiation to enter into an amendment to the term loan with HH-BDH, to add an additional term loan of $850 thousand, which was used to provide working capital. The HH-BDH Credit Agreement contains certain financial maintenance covenants, including a debt service coverage ratio. The Company has at times in late fiscal year 2025 and in subsequent periods been in default on certain of the required payment obligations, financial covenants, and information reporting requirements of the HH-BDH Credit Agreement. The Company is working with the lender on waivers related to these defaults along with the amendment to the HH-BDH Credit Agreement. As noted above, approximately $1.7 million for interest and fees that have been deferred is all that remains outstanding on the HH-BDH Credit Agreement once the remaining outstanding principal balance was paid off in January 2026. Such negotiations remain in process as of the date of filing of these financial statements. The events of default under the HCLP Loan Agreement described above triggered a cross default provision in the HH-BDH Credit Agreement. The Company timely notified HH-BDH of the cross default and, as of the date of these financial statements, HH-BDH has not notified the Company that it intends to declare an event of default as its relates to the cross default provision of the HH-BDH Credit Agreement.
On August 6, 2024, the Company entered into a securities purchase agreement with Yorkville, pursuant to which the Company agreed to issue and sell convertible debentures in an aggregate principal amount of up to $4.0 million and warrants to purchase up to 165,674 shares of the Company’s Class A common stock at an exercise price of $21.04. On August 6, 2024, the Company issued $2.0 million to Yorkville in aggregate principal amount of the convertible debentures and warrants to purchase up to 82,837 shares of Common Stock. Also, on November 13, 2024, the Company issued an additional $2.0 million in aggregate principal amount of convertible debentures and warrants to purchase up to 82,837 shares of Class A common stock. The convertible debentures were repaid in full in February 2025. The warrants issued to Yorkville remain outstanding; however, given the trading price per share of our Class A common stock is significantly below the exercise price of these warrants, we have not assumed or relied on the receipt of proceeds from the exercise of these warrants.
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
Reverse Stock Split
In December 2025, the Company's stockholders approved a reverse stock split of its common stock at a range of ratios between 1-for-5 to 1-for-100, and the Company's Board approved a reverse stock split at a ratio of 1-for-8 and a simultaneous proportionate reduction in the authorized shares of each class of common stock as required by NRS Section 78.207. The Reverse Stock Split was effective as of December 15, 2025, and on January 2, 2026, the Company was notified by Nasdaq that it had regained compliance with the bid price requirement.

As of the effective time of the 2025 Reverse Stock Split, every 8 issued and outstanding shares of the Company’s common stock was automatically reclassified into one issued and outstanding share of the Company’s common stock, with no change in the par value per share. No fractional shares of common stock were issued in connection with the 2025 Reverse Stock Split and all fractional shares were rounded up to the nearest whole share with respect to outstanding shares of common stock.
In April 2024, the Company's stockholders approved a reverse stock split of its common stock at a range of ratios between 1-for-10 to 1-for-100, and the Company's Board approved the implementation of the reverse stock split at a ratio of 1-for-80 and a simultaneous proportionate reduction in the authorized shares of each class of common stock as required by NRS Section 78.207. The 2024 Reverse Stock Split was effective as of April 18, 2024, and the Company regained compliance with the minimum bid price requirement in May 2024.
As of the effective time of the 2024 Reverse Stock Split, every 80 issued and outstanding shares of the Company’s common stock was automatically reclassified into one issued and outstanding share of the Company’s common stock, with no change in the par value per share. No fractional shares of common stock were issued in connection with the 2024 Reverse Stock Split and all fractional shares were rounded up to the nearest whole share with respect to outstanding shares of common stock.
For both the 2024 and 2025 Reverse Stock Splits, proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of the Company’s equity award, warrants, and other equity instruments convertible into common stock, as well as the applicable exercise price. All share and per share amounts of the Company's common stock presented in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the 2024 Reverse Stock Split and 2025 Reverse Stock Split, as applicable, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.
Amendments to Organizational Documents
In connection with the 2024 Reverse Stock Split, on April 11, 2024, the Company, in its capacity as the sole managing member and the sole non-managing member of Ben LLC, entered into and adopted the Second Amended and Restated Limited Liability Company Agreement of Beneficient Company Group, L.L.C. (the “Second Ben LLC A&R LLCA”), which became effective on April 18, 2024, simultaneously with the effectiveness of the 2024 Reverse Stock Split. The Second Ben LLC A&R LLCA provides that, among other things, in the event that the Company at any time (i) subdivides (by any stock split, dividend, recapitalization or otherwise), the outstanding shares of the Class A common stock (and Class B common stock, as applicable) of the Company into a greater number of shares, Ben LLC shall (A) cause the issuance of additional Class A Units of Ben LLC (the “Ben LLC Class A Units”) and (B) cause BCH to issue additional BCH Class A Units (and such other limited partner interests, if any, as determined by Ben LLC in its capacity as general partner of BCH to be appropriate), in both cases to reflect the increase in the number of shares of Common Stock of the Company outstanding, and (ii) combines (by combination, reverse split or otherwise) the outstanding shares of Class A common stock (and Class B common stock, as applicable) of the Company into a smaller number of shares, Ben LLC shall (A) cause a reduction in the number of Ben LLC Class A Units outstanding and (B) cause BCH to reduce the number of BCH Class A Units (and such other limited partner interests, if any, as determined by Ben LLC in its capacity as the general partner of BCH to be appropriate), in both cases to reflect the decrease in the number of shares of Common Stock of the Company outstanding.
Also in connection with the 2024 Reverse Stock Split, on April 11, 2024, Ben LLC, in its capacity as the sole general partner of BCH, entered into and adopted the Ninth Amended and Restated Limited Partnership Agreement of BCH (the “Ninth A&R BCH LPA”), which became effective on April 18, 2024, simultaneously with the effectiveness of the Reverse Stock Split. The Ninth A&R BCH LPA provides for, among other things, (i) the combination of certain units of BCH in connection with the Reverse Stock Split and the corresponding reverse unit split of the Ben LLC Class A Units as well as amendments to the definition of the Preferred Series A Subclass 0 Unit Conversion Price and Preferred Series A Subclass 1 Unit Conversion Price (each as defined in the Ninth A&R BCH LPA) and (ii) remove references to the previously authorized Preferred Series C Subclass 1 Unit Accounts (as defined in the Ninth A&R BCH LPA), which are no longer outstanding.
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
Reverse Stock Split
Following stockholder approval on December 1, 2025, the Company effected a reverse stock split of our Common Stock at a ratio of 1-for-8 and a simultaneous proportionate reduction in the authorized shares of each class of Common Stock as required by Nevada Revised Statues Section 78.207. The 2025 Reverse Stock Split was effective as of December 15, 2025. As noted in the Note 1, the Company also completed the 2024 Reverse Stock Split with an effective date of April 18, 2024. For both the 2024 and 2025 Reverse Stock Splits, proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of the Company’s equity award, warrants, and other equity instruments convertible into common stock, as well as the applicable exercise price. All share and per share amounts of our Class A and Class B common stock presented have been retroactively adjusted to reflect the 2024 Reverse Stock Split and the 2025 Reverse Stock Split, as applicable, including reclassifying an amount equal to the reduction in par value of common stock to additional paid in capital.
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
Significant accounting policies are detailed in Note 2 to the consolidated financial statements included in the Company’s Annual Report. Other than described below, there are no new or revised significant accounting policies as of December 31, 2025.
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
Instead, the interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts, which are eliminated in the presentation of our consolidated financial statements, directly impact the net income (loss) attributable to Ben’s and BCH’s equity holders. Our Ben Liquidity and Ben Custody business segments, which relate to our current operating subsidiaries, are owned by the Company’s equity holders (including those of BCH), and recognize revenue through (i) interest income on ExAlt Loans made to the Customer ExAlt Trusts in connection with our liquidity transactions for Customers with interest rates between 5.0% and 14.0% per annum charged against the outstanding principal balance of the ExAlt Loan, (ii) fee income billed at closing, but recognized as revenue ratably over the expected life of the alternative asset, for each liquidity transaction with Customers for services including access to and use of the AltAccess Platform, transfer of the alternative assets, and delivery of the consideration to the client, with fee rates between 1.0% and 7.0% of the sum of the NAV and remaining unfunded commitment of the transacted alternative asset, and (iii) recurring fee income recognized each period for providing services including trustee, custody, and trust administration of the Customer ExAlt Trusts while they hold investments, with fee rates generally at 2.8% per annum of the sum of the NAV and remaining unfunded commitment of the alternative assets held. Ben Liquidity and Ben Custody revenue recognized for the three and nine months ended December 31, 2025 and 2024 is as follows:
a.Ben Liquidity recognized $8.2 million and $11.3 million in interest income during the three months ended December 31, 2025 and 2024, respectively. For the nine months ended December 31, 2025 and 2024, Ben Liquidity recognized interest income of $25.5 million and $34.1 million, respectively.
b.Ben Custody recognized $2.9 million and $5.4 million in trust services and administration revenues during the three months ended December 31, 2025 and 2024, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods. For the nine months ended December 31, 2025 and 2024, Ben Custody recognized trust services and administration revenues of $10.2 million and $16.2 million, respectively.
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

(in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Operating income (loss)*
Ben Liquidity	$(29,167)	$(2,853)	$(36,005)	$(462)
Ben Custody	1,989	3,507	7,409	9,123
Corporate & Other	35,834	(8,935)	(47,268)	18,730
Gain on liability resolution	1,996	—	1,996	23,462
Income tax expense (allocable to Ben and BCH equity holders)	—	(713)	(43)	(741)
Net loss attributable to noncontrolling interests - Ben	14,026	4,844	39,201	15,098
Noncontrolling interest guaranteed payment	(4,765)	(4,489)	(14,082)	(13,268)
Net income (loss) attributable to common shareholders	$19,913	$(8,639)	$(48,792)	$51,942
*Includes amounts eliminated in consolidation.
Significant Accounting Policies - Impacting Allocation of Net Income (Loss) to Beneficient’s Equity Holders
As described above, certain income and expenses involving transactions between Ben and the Customer ExAlt Trusts are eliminated for financial reporting purposes; however, the income or expenses are important to determine the net income (loss) allocable to Ben’s and BCH’s equity holders. Accounting policies related to the significant income and expense items eliminated in our consolidated financial statements but impacting the allocation of net income (loss) to Beneficient’s equity holders, are detailed in Note 3 to the consolidated financial statements included in the Company’s Annual Report. There are no new or revised significant accounting policies related to the significant income and expense items eliminated in our consolidated financial statements as of December 31, 2025 impacting allocation of net income (loss) to Ben’s and BCH’s equity holders.

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
Pursuant to the Forward Purchase Agreement, Purchaser agreed to purchase shares of Avalon Class A Common Stock (the “AVAC FPA Shares”) at a purchase price per share of $6,776.32 (for aggregate consideration of $25.0 million from unaffiliated third-parties). The AVAC FPA Shares were redeemed in connection with the Special Meeting and converted into shares of Class A common stock and Series A Convertible Preferred Stock, par value $0.001 per share, of Beneficient (“Series A preferred stock”) upon consummation of the Business Combination. The Series A preferred stock converted in accordance with its terms to shares of Class A common stock, and Purchaser held an aggregate of 4,620 shares of Class A common stock following such conversion in respect of the AVAC FPA Shares (such shares of Class A common stock, the “FPA Shares”).
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
The Forward Purchase Agreement provides for two categories of FPA Shares: (i) 1,664 FPA Shares categorized as “Purchased Shares” (the “Purchased Shares”) and (ii) the remaining 2,957 FPA Shares categorized as “Prepaid Forward Shares” (the “Prepaid Forward Shares”).
No sales of any of the Prepaid Forward Shares occurred through September 30, 2024, and on such date, the Company and the Purchaser entered into an agreement to terminate the Forward Purchase Agreement. The Purchaser subsequently returned the 2,957 Prepaid Forward Shares to the Company.
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
Prior to the Conversion on June 6, 2023, when the Company was a Delaware limited partnership, the Company’s equity interests consisted of common units, one series of preferred units, and noncontrolling interests. Pursuant to the Conversion, each BCG Class A Common Unit converted into 1.25 shares of Class A common stock par value $0.001 per share (“Class A common stock”), each BCG Class B Common Unit converted into 1.25 shares of Class B common stock, par value $0.001 per share (“Class B common stock” and together with the Class A common stock, the “Common Stock”), and the capital account balance of the Preferred Series B Subclass 2 Unit Accounts of BCG (“BCG Preferred B.2 Unit Accounts”) converted into shares of Class A common stock at a rate based on a 20% discount to the $6,400.00 valuation of the Class A common stock (or $5,120.00). As a result, in the Conversion, we issued 134,558 shares of Class A common stock with respect to the BCG Class A Common Units, 29,907 shares of Class B common stock with respect to the BCG Class B Units and 146,954 shares of Class A common stock with respect to the BCG Preferred B.2 Unit Accounts.

The following table provides additional information on the securities contributed and exchanged as part of the BCG Recapitalization by each of BHI, Bruce W. Schnitzer and Hicks Holdings Operating, LLC (dollars and units in thousands):

Name	Converted Capital Account Balance of BCH Preferred A-1	BCH Class S Ordinary Units Received	BCG Class B Units Received
BHI	$177,195	23	23
Bruce W. Schnitzer	988	1	1
Hicks Holdings Operating, LLC	13,222	2	2
Total	$191,405	26	26
The following table provides additional information on the securities contributed and exchanged as part of the BCG Recapitalization by each of Bruce W. Schnitzer and Richard W. Fisher (dollars and units in thousands):

Name	Converted Capital Account Balance of BCH Preferred A-1	BCH Class S Ordinary Units Received	BCG Class A Units Received
Bruce W. Schnitzer	$734	2	2
Richard W. Fisher	1,722	2	2
Total	$2,456	4	4
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
Accordingly, the Company issued (i) an aggregate of 12,457 shares of Class A common stock to the former holders of Avalon Class A Common Stock, and Class B Common Stock of Avalon, par value $0.0001 per share, outstanding immediately prior to June 7, 2023, and (ii) an aggregate of 4,371 shares of Beneficient Series A preferred stock to non-redeeming Avalon Class A stockholders, and the Avalon Warrants converted into an aggregate of 23,625,000 redeemable Warrants. At closing, $27.9 million of cash remained in the trust account of Avalon. There were $26.1 million in transaction expenses, $20.0 million of which represented the Reserve Amount under the Forward Purchase Agreement, that were either paid by Avalon prior to closing or offset against proceeds received by the Company at closing, resulting in $1.8 million in net proceeds to the Company. Proceeds from the Transaction were used to pay expenses related to the Transaction.
Immediately after the Business Combination, 294,804 shares of Class A common stock were issued and outstanding, 29,907 shares of Class B common stock were issued and outstanding, 34,962 shares of Beneficient Series A preferred stock were issued and outstanding and 23,757,500 Warrants were issued and outstanding. Because the Series A preferred stock is not expected to be publicly listed, the Beneficient Series A preferred stock terms provide that upon its issuance, each share of Series A preferred stock will automatically convert into one-quarter of a share of Class A common stock of Beneficient, or an aggregate of 1,075 additional shares of Class A common stock. Following such conversion, there were 295,906 shares of Class A common stock of Beneficient outstanding following the Business Combination.
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
Common Stock Warrants
The Company assumed 15,525,000 publicly-traded Avalon Warrants (“Avalon Public Warrants”), which are exercisable for 24,258 shares of Class A common stock, as adjusted for stock splits, and 8,100,000 private placement Avalon Warrants, which are exercisable for 12,657 shares of Class A common stock, as adjusted for stock splits, (“Avalon Private Warrants” and together with the Avalon Public Warrants, the “Avalon Warrants”), which were originally issued by Avalon in connection with its initial public offering and, as a result of the assumption by the Company, became Warrants. The Avalon Public Warrants assumed by Ben are referred to as the “Public Warrants” and the Avalon Private Warrants assumed by Ben are referred to as the “Private Warrants,” and collectively, the “Warrants.” The Warrants are included in derivative warrant liabilities on the Company’s consolidated statements of financial condition. The Warrants entitle the holder to exercise each whole warrant for one share of Class A common stock and one share of Series A preferred stock at an exercise price of $7,360.00.
The Public Warrants may only be exercised for a whole number of shares, and will expire on June 7, 2028 (i.e., five years following the closing), or earlier upon redemption or liquidations. Ben may redeem the outstanding Public Warrants (i) in whole and not in part; (ii) at a price of $6.40 per warrant; (iii) upon not less than 30 days’ prior written notice of redemption to each warrant holder; and (iv) if, and only if, the reported last sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending three business days before Ben sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $11,520.00 per share. In addition, we have the ability to redeem the outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $64.00 per Public Warrant if, among other things, the Reference Value equals or exceeds $6,400.00 per share. If and when the Public Warrants become redeemable by Ben, Ben may exercise its redemption right even if Ben is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
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
As of December 31, 2025 and March 31, 2025, there were 24,699,725 Warrants outstanding with a fair value of $0.3 million and $0.2 million, respectively, included in the warrants liability line item on the consolidated statements of financial condition. During the three months ended December 31, 2025 and 2024, gains of $0.1 million and nominal, respectively, were recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). During the nine months ended December 31, 2025 and 2024, losses of $0.1 million and gains of nominal, respectively, were recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss).
5.    Investments, at Fair Value
Investments held by the Customer ExAlt Trusts are comprised of investments in alternative assets, public equity securities, debt securities, and other equity securities and interests (including those of a related party). The composition of investments recorded at fair value held by the Customer ExAlt Trusts is included in the table below (in thousands):

	December 31, 2025	March 31, 2025
Alternative assets	$173,240	$259,113
Public equity securities	4,296	4,065
Debt securities available-for-sale	1,739	1,687
Other equity securities and interests	26,501	26,506
Total investments, at fair value	$205,776	$291,371

Investments in Alternative Assets held by the Customer ExAlt Trusts
The investments in alternative assets are held, either through direct ownership or through beneficial interests, by certain of the Customer ExAlt Trusts and consist primarily of limited partnership interests in various alternative investments, including private equity funds. These alternative investments are valued using NAV as a practical expedient. Changes in the NAV of these investments are recorded in investment income (loss), net in our consolidated statements of comprehensive income (loss). The investments in alternative assets provide the economic value that ultimately collateralizes the ExAlt Loans that Ben Liquidity originates with the Customer ExAlt Trusts in liquidity transactions and any associated fees due from the Customer ExAlt Trusts. The decrease in investments in alternative assets since March 31, 2025 of $85.9 million was principally related to the disposition of or proposed disposition of certain limited partnership interests, distributions and downward adjustments of NAV as reported by the investment managers or general partners, partially offset by approximately $14.8 million of new originations.
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
Portfolio Information
Our portfolio of alternative asset investments, held by certain of the Customer ExAlt Trusts by asset class of each fund as of December 31, 2025 and March 31, 2025, is summarized below (in thousands):

	Alternative Investments Portfolio Summary
	December 31, 2025		March 31, 2025
Asset Class	Carrying Value	Unfunded Commitments	Carrying Value	Unfunded Commitments
Private Equity	$84,077	$26,457	$120,008	$34,252
Venture Capital	63,086	1,184	109,361	1,324
Natural Resources	8,636	1,342	12,691	2,663
Private Real Estate	6,496	1,663	6,454	2,777
Hedge Funds	3,449	—	3,931	245
Other(1)	7,496	376	6,668	383
Total	$173,240	$31,022	$259,113	$41,644
(1) “Other” includes earnouts, escrow, net other assets (liabilities), and private debt strategies.
As of December 31, 2025, the Customer ExAlt Trusts collectively had exposure to 151 professionally managed alternative asset investment funds, comprised of 428 underlying investments, 91 percent of which are investments in private companies.
Public Equity Securities
Investment in public equity securities primarily represents ownership by certain of the Customer ExAlt Trusts in public companies. These investments are carried at fair value, which is determined using quoted market prices. Any realized gains and losses are recorded on a trade-date basis. Realized and unrealized gains and losses are recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). As of December 31, 2025 and March 31, 2025, the fair value of investments in public equity securities was $4.3 million and $4.1 million, respectively. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.

Debt Securities Available-for-Sale
As of December 31, 2025 and March 31, 2025, investments in debt securities represent ownership in privately held debt securities. Investments in debt securities are classified and accounted for as available-for-sale, with unrealized gains and losses presented as a separate component of equity under the accumulated other comprehensive income (loss) line item.
The amortized cost, estimated fair value, and unrealized gains and losses on investments in debt securities classified as available-for-sale as of December 31, 2025 and March 31, 2025 are summarized as follows:

	December 31, 2025
(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Other debt securities	$1,687	$52	$—	$1,739
Total available-for-sale debt securities	$1,687	$52	$—	$1,739

	March 31, 2025
(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Other debt securities	$2,685	$—	$(998)	$1,687
Total available-for-sale debt securities	$2,685	$—	$(998)	$1,687
The table below indicates the length of time individual debt securities have been in a continuous loss position as of December 31, 2025 and March 31, 2025:

	December 31, 2025		March 31, 2025
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other debt securities:
Less than twelve months	$—	$—	$—	$—
Twelve months or longer	—	—	1,687	998
Total available-for-sale debt securities with unrealized losses	$—	$—	$1,687	$998
The noncredit-related portion of the net unrealized losses was nil and $0.1 million for the three months ended December 31, 2025 and 2024, respectively, and recognized as a component of accumulated other comprehensive income (loss). The noncredit-related portion of the net unrealized gains of $0.1 million and net unrealized losses of $0.1 million for the nine months ended December 31, 2025 and 2024, respectively, was recognized as a component of accumulated other comprehensive income (loss).
During both the three months ended December 31, 2025 and 2024, the Company determined there was no credit-related loss on its investment in debt securities available-for-sale. During the nine months ended December 31, 2025 and 2024, the Company determined there was nil and $1.0 million of credit-related losses on its investment in debt securities available-for-sale, respectively.
The following table is a rollforward of credit-related losses recognized in earnings for the periods presented below:

(Dollars in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Balance, beginning of period	$32,288	$32,288	$32,288	$31,290
Credit-related losses not previously recognized	—	—	—	522
Increase in amounts previously recognized	—	—	—	476
Balance, end of period	$32,288	$32,288	$32,288	$32,288

The contractual maturities of available-for-sale debt securities as of December 31, 2025 and March 31, 2025 are as follows:

	December 31, 2025		March 31, 2025
(Dollars in thousands)	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Due in one year or less	$1,687	$1,739	$1,687	$1,687
No fixed maturity	—	—	998	—
	$1,687	$1,739	$2,685	$1,687
Other Equity Securities and Interests
Ben and certain of the Customer ExAlt Trusts hold investments in equity securities of private companies measured based on quoted prices for similar assets in active markets, including those of the GWG Wind Down Trust (as defined herein). On August 1, 2023, GWG Holdings’ plan of reorganization was declared effective and our investments in its common stock and L Bonds (previously accounted for as public equity securities and available-for-sale debt securities, respectively) were then transferred to an investment in the GWG Holdings Wind Down Trust created as part of the approved plan of reorganization. The fair value of these equity interests was nominal as of both December 31, 2025 and March 31, 2025. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
Additionally, certain of the Customer ExAlt Trusts hold investments in equity securities that do not have a readily determinable fair value. These equity securities are measured, using the measurement alternative for equity investments that do not have readily determinable fair values, at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company classifies these assets as Level 2 within the fair value hierarchy. The value of these equity securities was $26.5 million and $26.5 million as of December 31, 2025 and March 31, 2025, respectively. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein, which reflects any upward or downward adjustments to these equity securities for the periods presented herein. There were no impairments to these equity securities during the three and nine months ended December 31, 2025 and 2024. Additionally, through December 31, 2025, one security has cumulative upward adjustments of $10.8 million based upon observable price changes, which was based on a then recent equity offering and stock to stock transactions. The cumulative upward adjustments occurred in fiscal year 2023. No significant adjustments were made during the three and nine months ended December 31, 2025 and 2024.
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
As of December 31, 2025 and March 31, 2025, the fair value of these investments using the NAV per share practical expedient was $173.2 million and $259.1 million, respectively. During the three months ended December 31, 2025 and 2024, a loss of $25.4 million and a gain of $4.7 million, respectively, was recognized from changes in NAV, which are recorded within the investment income (loss), net line item of our consolidated statements of comprehensive income (loss). During the nine months ended December 31, 2025 and 2024, a $41.3 million loss and $24.3 million gain, respectively, was recognized from changes in NAV, which is recorded within the investment income (loss) net, line item of our consolidated statements of comprehensive income (loss).
Financial instruments on a recurring basis
The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, on December 31, 2025 and March 31, 2025 are presented below.

	As of December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Public equity securities	$4,296	$—	$—	$4,296
Debt securities available-for-sale, other	—	—	1,739	1,739
Derivative asset	—	—	56,218	56,218
Liabilities:
Warrants liability	262	225	—	487

	As of March 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Public equity securities	$4,065	$—	$—	$4,065
Other equity interests	—	5	—	5
Debt securities available-for-sale, other	—	—	1,687	1,687
Liabilities:
Warrants liability	180	47	—	227
A reconciliation of gain (loss) on financial instruments, net for each of the periods presented herein is included in the tables below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Public equity securities:
Other public equity securities	$(96)	$(419)	$214	$(431)
Loss on initial issuance of convertible debt and warrant issuance to Yorkville	—	(607)	—	(2,307)
Convertible debt	—	(92)	—	133
Warrants liability	(122)	603	(261)	1,311
Derivative asset	44,063	—	44,063	—
Prepaid forward liability	—	—	—	14
Other equity securities and interests:
Related party, fair value using quoted market prices of similar assets in active market	—	(8)	(5)	(546)
Other, without a readily determinable fair value	—	—	—	(59)
Gain (loss) on financial instruments, net	$43,845	$(523)	$44,011	$(1,885)
The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:
Investment in other equity securities and interests
As of December 31, 2025 and March 31, 2025, the fair value of these equity interests is calculated using quoted prices for similar instruments observed in the equity capital markets and is classified as a Level 2 investment in the fair value hierarchy.

Investment in debt securities available-for-sale
Other debt securities. The fair value of these debt securities is calculated using the market approach adjusted for the recoverability of the security. The following table provides quantitative information about the significant unobservable inputs used in the fair value measure of the Level 3 other debt securities (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range	Weighted Average
December 31, 2025	$1,739	Market Approach	Enterprise value-to-revenue multiple	0.2x - 18.9x	1.75x
March 31, 2025	$1,687	Market Approach	Enterprise value-to-revenue multiple	0.2x - 18.9x	1.75x
The following table reconciles the beginning and ending fair value of our Level 3 other debt securities:

(Dollars in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Beginning balance	$1,777	$1,969	$1,687	$1,964
Gains (losses) recognized in accumulated other comprehensive income (loss)(1)	(38)	(120)	52	(115)
Ending balance	$1,739	$1,849	$1,739	$1,849
(1) Recorded in unrealized gain (loss) on available-for-sale debt securities.
Warrants liability
As part of the transactions with Yorkville related to the convertible debentures discussed in Note 7, the Company also issued warrants to purchase our Class A common stock. These warrants are liability classified and subject to periodic remeasurement. The fair value of these warrants issued to Yorkville are measured using the Black-Scholes option pricing model. The key inputs used in the valuation as of December 31, 2025 were: expected terms (in years) - 1.60 to 1.87; stock price - $7.03; exercise price - $21.04; expected volatility - 91.97%; expected dividend rate - 0.0%; and risk-free rate - 3.34%. The key inputs used in the valuation as of March 31, 2025 were: expected terms (in years) - 2.35 to 2.62; stock price - $2.48; exercise price - $21.04; expected volatility - 90.1%; expected dividend rate - 0.0%; and risk-free rate - 3.70%.
Derivative Asset
As part of the Limited Conversion discussed in Note 10, the appreciation forfeiture provision was identified as an embedded derivative that does not qualify for equity classification under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, due to the variable number of shares subject to settlement. The embedded derivative was bifurcated and recorded as a derivative asset at fair value on the conversion date, with subsequent changes in fair value recognized in gain (loss) on financial instruments, net. The derivative is remeasured at each reporting date until settlement. The derivative asset related to the appreciation forfeiture provision is measured using a valuation model that incorporates observable and unobservable inputs, including stock price, volatility, and remaining term, and is classified as a Level 3 fair value measurement.
The key inputs used in the valuation as of December 31, 2025 were: expected terms (in years) - 2.0; stock price - $7.03; exercise price - $4.16; expected volatility - 91.97%; expected dividend rate - 0.0%; and risk-free rate - 3.34%. The key inputs used in the valuation as of the initial date the derivative asset was recognized of October 15, 2025 were: expected terms (in years) - 2.2; stock price - $4.13; exercise price - $4.16; expected volatility - 34.66%; expected dividend rate - 0.0%; and risk-free rate - 3.34%.
Financial instruments on a non-recurring basis
Goodwill
During each of the first, second and third quarters of fiscal 2025, primarily as a result of a significant, sustained decline in our Class A common stock price and the Company’s related market capitalization, we concluded that it was more likely than not that the fair value of each of our reporting units with goodwill were below their respective carrying amounts, which resulted in us performing interim impairment assessments at each period end. As a result, we wrote the carrying value of each reporting unit with goodwill down to its estimated fair value and recognized non-cash goodwill impairment charges of nil and $3.7 million, respectively, during the three and nine months ended December 31, 2024, which is reflected in loss on impairment of goodwill in the consolidated statements of comprehensive income (loss). During the first, second and third quarters of fiscal 2026, we concluded that a triggering event had not occurred and thus, we were not required to perform an interim impairment assessment during each of these periods. Through December 31, 2025, cumulative prior goodwill impairments totaled approximately $2.4 billion, with the vast majority of this goodwill impairment recognized in our 2024 fiscal year.
For the interim impairment assessment performed for the first, second, and third quarters of fiscal 2025, the Company computed the fair value of each reporting unit by computing the overall enterprise value of the Company by valuing its various equity instruments, primarily based on the Class A common stock price per share. The overall enterprise value was allocated to each reporting unit using the discounted cash flow method to estimate the relative value of each reporting unit based on their future cash flows using a multi-year forecast, and a terminal value calculated using a long-term growth rate that was informed based on our industry, analyst reports of a public company peer set, current and expected future economic conditions and management expectations. The discount rate used to discount these future cash flows was determined using a capital asset pricing model based on the market value of equity of a public company peer set, adjusted for risk characteristics and expectations specific to the reporting unit, combined with an assessment of the cost of debt.
The discount rates used for each reporting unit ranged from 28.0% to 29.3% for the June 30, 2024, September 30, 2024 and December 31, 2024 impairment assessments. The Company applied a terminal year long-term growth rate of 3.0% for each reporting unit during each of the interim impairment assessments. Remaining goodwill at December 31, 2025 relates to Ben Custody and Ben Markets.
The change in goodwill at each reporting unit was as follows:

(Dollars in thousands)	March 31, 2025	Impairment	December 31, 2025
Ben Liquidity	$—	$—	$—
Ben Custody	7,469	—	7,469
Ben Insurance	—	—	—
Ben Markets	2,445	—	2,445
Total Goodwill	$9,914	$—	$9,914
Class A Common Stock issued in Limited Conversion
The fair value of the Class A Common Stock issued in the Limited Conversion as defined in Note 10 was based on the quoted market price on the conversion date, adjusted for legal resale restrictions and the fair value of the appreciation forfeiture provision.
There were no other assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2025 and March 31, 2025.
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
The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value as of December 31, 2025 and March 31, 2025, were as noted in the table below:

	As of December 31, 2025
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$7,867	$7,867
Financial liabilities:
Debt due to related parties, net (1)	2	100,337	93,757
Accounts payable and accrued expenses	1	241,795	241,795

	As of March 31, 2025
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$1,346	$1,346
Financial liabilities:
Debt due to related parties, net (1)	2	117,896	109,550
Accounts payable and accrued expenses	1	156,770	156,770
(1) - The estimated fair value of debt due to related parties, net, does not include the value of accrued but unpaid interest totaling $28.4 million and $19.4 million as of December 31, 2025 and March 31, 2025, respectively, that is included in other liabilities in the consolidated statements of financial condition.
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
The Convertible Debentures do not bear interest, subject to a potential increase to 18.0% per annum (or the maximum amount permitted by applicable law) upon the occurrence of certain events of default. The Convertible Debentures matured on February 6, 2025 (the “Maturity Date”). The Convertible Debentures were fully repaid by the Maturity Date. The Convertible Debentures were convertible at the option of the holder into Class A common stock equal to the applicable Conversion Amount (as in the Convertible Debenture) divided by $24.144. The maximum amount of shares issuable upon conversion of the Convertible Debentures was 165,674. No amount of the Convertible Debentures was converted into shares of the Company’s Class A common stock prior to the Convertible Debentures being fully repaid.
Additionally, pursuant to the terms of the Purchase Agreement, the Company agreed to issue the warrants to Yorkville (each a “Yorkville Warrant” and collectively, the “Yorkville Warrants”) to purchase up to 165,674 shares of Class A common stock at an exercise price of $21.04, which shall be exercisable into Class A common stock for cash. At the First Closing, the Company issued a Yorkville Warrant to purchase up to 82,837 shares of Class A common stock, and at the Second Closing, the Company issued an additional Yorkville Warrant to purchase up to 82,837 shares of Class A common stock.
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
The Yorkville Warrants were required to be classified as a liability and are subject to periodic remeasurement. The fair value on each date of issuance, measured using the Black-Scholes option pricing model, was approximately $1.3 million for the Yorkville Warrants issued at the First Closing and approximately $0.5 million for the Yorkville Warrants issued at the Second Closing. The key inputs used in the valuation as of the initial valuation date for the First Closing were as follows: expected terms (in years) - 3.0; stock price - $21.04; exercise price - $21.04; expected volatility - 130.2%; expected dividend rate - —%; and risk-free rate: 3.58%. The key inputs used in the valuation as of the initial valuation date for the Second Closing were as follows: expected terms (in years) - 3.0; stock price - $10.32; exercise price - $21.04; expected volatility - 108.9%; expected dividend rate - —%; and risk-free rate - 4.02%.
As of December 31, 2025 and March 31, 2025, all of the Yorkville Warrants were still outstanding with a fair value of $0.2 million and nominal, respectively, which is included in the warrants liability line item on the consolidated statements of financial condition. During the three and nine months ended December 31, 2025, a loss of $0.2 million and $0.2 million, respectively, was recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss) related to the change in fair value. During the three and nine months ended December 31, 2024, a gain of $0.6 million and $1.3 million, respectively, was recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss) related to the change in fair value. Refer to Note 6 for further information on the Yorkville Warrants.
8.    Debt Due to Related Parties
As of December 31, 2025 and March 31, 2025, the Company’s debt due to related parties consisted of the following:

(Dollars in thousands)	December 31, 2025	March 31, 2025
First Lien Credit Agreement	$21,260	$21,260
Second Lien Credit Agreement	72,983	72,983
Term Loan	3,739	22,000
Other borrowings	2,379	2,292
Unamortized debt discount, net	(24)	(639)
Total debt due to related parties	$100,337	$117,896
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
No payments of principal or interest have been made on the First Lien or Second Lien Credit Agreements since an interest payment made in March 2023. Accrued interest on the First Lien or Second Lien Credit Agreements of $26.8 million as of December 31, 2025 and $18.6 million as of March 31, 2025 is included in other liabilities in the consolidated statements of financial condition.
As part of the Seventh Amendments, Ben agreed to pay fees totaling approximately $0.1 million. During the nine months ended December 31, 2025 and 2024, no deferred financing costs were paid to HCLP. As of December 31, 2025 and March 31, 2025, the unamortized premium related to the Second A&R Agreements was $0.2 million and $0.3 million, respectively.
In connection with the Second A&R Agreements, Beneficient Holdings, Inc. (“BHI”), which owns a majority of the BCH Class S Ordinary Units, BCH Preferred A-1, and FLP Subclass 1 Unit Accounts issued by BCH, will grant certain tax-related concessions to HCLP as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5.0% of BHI’s BCH Preferred A-1, which will be held by HCLP, may convert to BCH Preferred A-0. In addition, recipients of a grant of BCH Preferred A-1 from BHI will have the right to put an amount of BCH Preferred A-1 to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred A-1 from BHI. No such liability existed as of December 31, 2025 and March 31, 2025.
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
On June 19, 2025, Mr. Heppner resigned from his position as CEO and Chairman of the Board of Directors following a request from the Company’s counsel, acting at the direction of the Audit Committee of the Board of Directors, for Mr. Heppner to sit for a formal interview regarding, among other things, his knowledge of certain documents and information concerning Mr. Heppner’s relationship to HCLP provided to the Company’s auditors in 2019. The interview request was made after the Company identified credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, knowing that these documents would be provided to the Company’s auditors. The Company continues to consider additional information it has learned about other conduct by Mr. Heppner and other persons that purportedly controlled HCLP to determine the extent to which any of that conduct surrounding HCLP was fraudulent. On November 4, 2025, Mr. Heppner was indicted by the United States Southern District of New York charging Mr. Heppner with various counts comprised of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, false statements to auditors, and falsification of records.
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
Term Loan
On October 19, 2023, Beneficient Financing, L.L.C. (the “Borrower”), a wholly owned subsidiary of the Company, and BCH, as guarantor (the “Guarantor” and together with the Borrower, the “Loan Parties”), entered into a Credit and Guaranty Agreement (as amended, the “HH-BDH Credit Agreement”) with HH-BDH L.L.C. (the “HH-BDH”), as administrative agent. HH-BDH’s sole member is Hicks Holdings. The managing member of Hicks Holdings was Mr. Thomas O. Hicks, a member of the Company’s Board of Directors until his passing in December 2025. HH-BDH funded the amounts under the HH-BDH Credit Agreement with the proceeds of a third-party financing (the “Financing”).
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
The Loans will mature on October 19, 2026, and all remaining outstanding principal amounts and accrued and unpaid interest thereon shall be due and payable on such date. As of December 31, 2025 and March 31, 2025, the unamortized discount related to the Term Loan was $0.2 million and $0.9 million, respectively.
During the nine months ended December 31, 2025, we agreed to an advance, as part of a currently ongoing negotiation to enter into an amendment to the Term Loan, to add an additional term loan of $850 thousand, which was used to provide working capital. Such negotiations remain in process as of the issuance date of these financial statements.
The Term Loan is secured in part by pledges of: (a) substantially all of the assets of the Borrower, (b) the Guarantor’s equity interests in the Borrower, (c) 97.5% of the equity interests held by The EP-00117 Custody Trust, a Delaware statutory trust known as the “Custody Trust,” in certain entities that hold interests in private investment funds, which, as of December 31, 2025 and March 31, 2025, represented approximately 20.1% and 41.9%, respectively, of all assets held by the Customer ExAlt Trusts and (d) certain deposit accounts.
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
In January 2026, all outstanding principal amounts were repaid under the HH-BDH Credit Agreement. The Company still owes approximately $1.7 million for interest and fees that have been deferred, which the Company anticipates paying over time on terms mutually agreed upon by the parties.
Aggregate maturities of principal, considering the existing events of default as described above, on the debt due to related parties for the next five fiscal years ending March 31 are as follows:

(Dollars in thousands)	Debt Due to Related Parties
2026	$100,361
2027	—
2028	—
2029	—
2030	—
9.    Share-based Compensation
As of December 31, 2025 and March 31, 2025, the Company has outstanding share-based awards under the Beneficient Management Partners, L.P. (“BMP”) Equity Incentive Plan (the “BMP Equity Incentive Plan”), and the Beneficient 2023 Long Term Incentive Plan (the “2023 Incentive Plan”), as more fully described below.
On April 18, 2024, the Company effected the 2024 Reverse Stock Split and, on December 15, 2025, the Company effected the 2025 Reverse Stock Split. All outstanding stock options, restricted stock units and restricted equity units, as well as the Company’s equity incentive plans have been retroactively adjusted to reflect the 2024 Reverse Stock Split and the 2025 Reverse Stock Split.
BMP Equity Incentive Plan
The Board of Directors of Ben Management, Ben’s general partner prior to the Conversion, adopted the BMP Equity Incentive Plan in 2019. Under the BMP Equity Incentive Plan, certain directors and employees of Ben are eligible to receive equity units in BMP, an entity affiliated with the Board of Directors of Ben Management, in return for their services to Ben. The BMP equity units eligible to be awarded to employees is comprised of BMP’s Class A Units and/or BMP’s Class B Units (collectively, the “BMP Equity Units”). As of December 31, 2025, the Board has authorized the issuance of up to 119,000,000 units each of the BMP Equity Units. All awards are classified in equity upon issuance.
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
There were no BMP Equity Units granted during the nine months ended December 31, 2025 and 2024.
2018 Ben Equity Incentive Plan
The Ben Equity Incentive Plan was adopted in September 2018 (the “2018 Ben Equity Incentive Plan”). Under the 2018 Ben Equity Incentive Plan, Ben was permitted to grant equity awards in the form of restricted equity units (“REUs”) up to a maximum of 20,018, representing ownership interests in BCG Common Units. Effective as of the Conversion, the Company assumed obligations under the outstanding REUs under the 2018 Ben Equity Incentive Plan and agreed to issue shares of Class A common stock upon settlement of such outstanding REUs. Settled awards under the 2018 Ben Equity Incentive Plan dilute BCG’s Common Unitholders. The total number of BCG Common Units that were issuable under the 2018 Ben Equity Incentive Plan was equivalent to 15% of the number of fully diluted BCG Common Units outstanding, subject to annual adjustment. All awards were classified in equity upon issuance. Following the Business Combination, no additional awards may be issued under the 2018 Equity Incentive Plan and all outstanding awards are settleable at a ratio of 1.25 shares of the Class A common stock for each restricted equity unit.
During the third calendar quarter of 2020, 805 units were granted to a director subject to a performance condition. The originally granted units were increased at a rate of one-to-1.25 units, or by 201 units, upon public listing and effectiveness of the 2023 Incentive Plan. The performance condition was met upon public listing in June 2023 and expense for vested units was recognized in June of 2023 in the amount of $5.2 million. The recognition of the remaining compensation cost was recognized over the remaining vesting period. Total recognized compensation cost related to these awards for the three and nine months ended December 31, 2024 was approximately nil and $0.3 million, respectively. All compensation cost related to this award was recognized by September 30, 2024.
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
During fiscal 2025, the Company granted two directors (i) 12,500 stock options each with an exercise price of $9.84 and $6.56 per share of Class A common stock, which vest ratably over two years, and (ii) 17,276 and 25,914 RSUs, which vest ratably over one year. The stock options have a grant date fair value of $7.76 and $6.24, calculated using a Black Scholes option pricing model.
No grants of RSUs occurred during the nine months ended December 31, 2025 under the 2023 Incentive Plan other than to certain employees as part of their commission compensation described below.
During the nine months ended December 31, 2024, 102,202 RSUs were awarded to certain employees of the Company, which fully vested on the date of grant. The Company expensed the full grant date fair value of the RSUs of approximately $2.4 million during the nine months ended December 31, 2024.
Commissions
Certain of our employees’ commission compensation is paid in the form of common stock. Such shares granted to employees are subject to service-based vesting conditions over a multi-year period from the recipient’s grant date. For any awards granted through June 8, 2023 were also subject to a performance condition, which was met on June 8, 2023 when Ben became publicly listed. Awards issued as part of the certain of our employees’ commission compensation after June 8, 2023 do not contain a performance condition. Awards as part of employees’ commission compensation for the three and nine months ended December 31, 2025 and 2024 have not been significant.
The following table presents the components of share-based compensation expense, included in employee compensation and benefits, recognized in the consolidated statements of comprehensive income (loss) for the three and nine months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Nine Months Ended December 31,
(dollars in thousands)	2025	2024	2025	2024
BMP equity units	$27	$103	$130	$360
Restricted stock units	318	679	1,094	4,690
Other	22	22	66	112
Total share-based compensation	$367	$804	$1,290	$5,162

Unrecognized share-based compensation expense totaled $1.2 million as of December 31, 2025, which we expect to recognize based on scheduled vesting of awards outstanding at December 31, 2025. The following table presents the share-based compensation expense expected to be recognized over the next five fiscal years ending March 31 for awards outstanding as of December 31, 2025:

(dollars in thousands)	BMP	RSU	Total
Three months ending 2026	$21	$293	$314
2027	—	599	599
2028	—	252	252
2029	—	—	—
2030	—	—	—
Total	$21	$1,144	$1,165
10.    Equity
Below is a description of the outstanding classes of the equity of the Company, including quasi-equity amounts that are required to be reported as temporary equity between the liabilities and equity sections on the consolidated statements of financial condition. As of December 31, 2025, the 9th Amended and Restated LPA of BCH (“BCH LPA”), as amended, and the articles of incorporation and bylaws of Beneficient, govern the terms of these equity securities, as applicable. The Company’s governing documents authorize the issuance of additional classes of equity. All equity interests of BCH are limited partnership interests.
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
Standby Equity Purchase Agreement
On June 27, 2023, the Company entered into the SEPA with Yorkville, whereby the Company has the right, but not the obligation, to sell to Yorkville up to $250.0 million of its shares of the Company’s common stock at the Company’s request any time during the 36 months following the execution of the SEPA, subject to certain conditions. The Company expects to use the net proceeds received from this agreement for working capital and general corporate purposes. The Company paid a structuring fee in cash and a commitment fee in an amount equal to $1.3 million by issuing 713 shares of Class A common stock in July 2023.
On September 29, 2023, a resale registration statement on Form S-1 was declared effective by the SEC, thereby permitting sales of Class A common stock to Yorkville under the SEPA. This resale registration statement on Form S-1 was terminated on September 27, 2024. A new resale registration statement on Form S-1, registering approximately 200.1 million shares for resale under the SEPA, was declared effective by the SEC on November 12, 2024. Under the SEPA, during the nine months ended December 31, 2025 and 2024, the Company sold a total of 117,694 and 474,789 of Class A common shares (as adjusted for stock splits), respectively, for a total of $0.3 million and $7.8 million in net proceeds, respectively.
Preferred Stock:
Under the terms of our articles of incorporation, our Board is authorized to issue up to 250 million shares of preferred stock in one or more series. As of December 31, 2025, 50 million shares of preferred stock are designated as shares of Series A preferred stock and approximately 5.6 million are designated as Series B preferred stock pursuant to a certificates of designation.
Series A Preferred Stock
As of December 31, 2025 and March 31, 2025, there were no shares of Series A preferred stock issued and outstanding, respectively.
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
Series B Preferred Stock:
The Series B preferred stock has various subclasses, however, the general rights, preferences, privileges and restrictions of these equity securities are described below. Each of the Series B preferred stock has a par value of $0.001 per share. Cumulatively through December 31, 2025 eight subclasses of Series B preferred stock have been issued and seven subclasses of Series B preferred stock remain outstanding. The most significant difference in the various subclasses of the Series B preferred stock pertains to the conversion rate and the mandatory conversion periods, both of which are described below. During the nine months ended December 31, 2024, the Company issued 136,193 shares of Series B-5. During the nine months ended December 31, 2025, the Company issued 1,179,946 shares of Series B Resettable Convertible Preferred Stock, comprising subclasses No. 6 through No. 8 in the amounts of 965,576; 23,333; and 191,037, respectively.
All of the Series B-1 preferred stock converted into Class A common stock in October 2023. No other Series B preferred stock has converted through December 31, 2025.
As of December 31, 2025 and March 31, 2025, there were a total of 1,543,071 and 363,125 shares of Series B preferred stock, issued and outstanding, respectively.
In January 2026, the Company issued 302,273 shares of Series B-9 preferred stock in connection with a liquidity transaction consummated on December 31, 2025. A liability related to the commitment to issue the Series B-9 preferred stock of $3.0 million is reflected in the accounts payable and accrued expenses line item of the consolidated statements of financial condition as of December 31, 2025. Additionally, in January 2026, 11,667 and 2,334 shares of Series B-7 preferred stock converted into 48,955 and 9,794 shares of Class A common stock, respectively, at a price per share of $2.38.
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
Optional Conversion. The conversion price is determined generally based on a volume weighted price of the Class A common stock at the time the Series B preferred stock is issued. The conversion price for the various subclasses of Series B preferred stock outstanding at December 31, 2025 ranged from $1.79 to $3,494.40 (the “Conversion Price”). Each share of Series B preferred stock is convertible at the option of the holder thereof into a number of shares of Class A common stock that is equal to $10.00 divided by Conversion Price then in effect as of the date of such notice (the “Conversion Rate”). For Series B preferred stock subclasses No. 1 through No. 4, the Conversion Price is subject to reset on certain dates (generally monthly) following the date of issuance of the Series B preferred stock, subject to adjustment, including the reset Conversion Price cannot adjust lower than 50% of the initial Conversion Price or generally, higher than the initial Conversion Price. For the Series B No. 5, the Conversion Price is subject only to customary adjustment and is otherwise fixed at $5.55. For Series B preferred stock subclasses No. 6 through No. 4, the Conversion Price is subject to reset on certain dates (generally monthly) following the date of issuance of the Series B preferred stock, subject to adjustment, including the reset Conversion Price cannot adjust lower than 75% of the initial Conversion Price or generally, higher than the initial Conversion Price. Based on the shares of Series B preferred stock outstanding as of December 31, 2025, the maximum number of Class A common shares that can be issued upon conversion of the Series B preferred stock is 6,441,468 shares.
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
Redeemable Noncontrolling Interests:
Preferred Series A Subclass 0 Unit Accounts
The BCH Preferred A-0 receives a quarterly guaranteed payment calculated as 6% of the BCH Preferred A-0’s initial capital account balance on an annual basis, or 1.50% per fiscal quarter. The BCH Preferred A-0 does not receive any allocations of profits, except to recoup losses previously allocated. The guaranteed payment to BCH Preferred A-0 is not subject to available cash and has priority over all other distributions made by BCH. BCH and the holders of the BCH Preferred A-0 entered into an agreement to defer the guaranteed payment to November 15, 2024; provided that such a guaranteed payment may be made prior to November 15, 2024 if the Audit Committee of the Board of Directors determines that making such payment, in part or in full, would not cause Ben to incur a going concern issue. As part of the proposed transactions to revise BCH’s liquidation priority described elsewhere in this Quarterly Report on Form 10-Q, the guaranteed payment would be further deferred until November 15, 2025 on terms consistent with those described above if the proposed transactions are completed, however, with the resignation of Brad Heppner from his position as Chief Executive Officer and Chairman of the Board of Directors on June 19, 2025, we do not expect the transaction to be consummated on the terms set forth in the Master Agreement. Accordingly, the Company is exploring available alternative options, including renegotiating terms or not proceeding with the transaction. An entity controlled by Mr. Heppner holds the majority of the BCH Preferred A-0. No amounts have been paid to the BCH Preferred A-0 holders through December 31, 2025.
The guaranteed payment accrual totaled $69.6 million and $55.5 million as of December 31, 2025 and March 31, 2025, respectively, and is included in the accounts payable and accrued expenses line item of the consolidated statements of financial condition.
Additionally, the BCH Preferred A-0 has the ability under the BCH LPA to elect, by a majority of holders of BCH Preferred A-0, to receive a full return of capital senior to any other security if an event causing mandatory returns of capital occurs.
The BCH Preferred A-0 can be converted into BCH Class S Units at the election of the holder, at a price equal to the average of (i) $6,720.00, and (ii) the volume-weighted average closing price of Class A common stock for the twenty (20) days preceding the applicable exchange date; provided, that from the effectiveness of the BCH LPA through December 31, 2027, such conversion price shall not be less than $6,720.00.
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

The following table presents a rollforward of the noncontrolling interests for the three and nine months ended December 31, 2025 and 2024:

	Noncontrolling Interests
(Dollars in thousands)	Trusts	FLP	BCH Preferred Series A-0 Non-Redeemable	BCH Preferred Series A-1	Total Noncontrolling Interests
Balance, September 30, 2025	$(228,546)	$—	$160,526	$148,082	$80,062
Net income (loss)	(4,712)	—	3,046	(14,026)	(15,692)
Preferred A-0 Unit Accounts guaranteed payment accrual	—	—	(3,046)	—	(3,046)
Reclass of distributions payable to noncontrolling interest holder	(436)	—	—	—	(436)
Conversion of BCH Pref A-1 to Class A common stock	—	—	—	(9,724)	(9,724)
Balance, December 31, 2025	$(233,694)	$—	$160,526	$124,332	$51,164

	Noncontrolling Interests
(Dollars in thousands)	Trusts	FLP	BCH Preferred Series A-0 Non-Redeemable	BCH Preferred Series A-1	Total Noncontrolling Interests
Balance, March 31, 2025	$(201,518)	$—	$160,526	$173,068	$132,076
Net loss	(30,704)	(189)	9,004	(39,012)	(60,901)
Preferred A-0 Unit Accounts guaranteed payment accrual	—	—	(9,004)	—	(9,004)
Reclass of distributions payable to noncontrolling interest holder	(1,767)	—	—	—	(1,767)
Miscellaneous adjustment to previously allocated FLP Subclass 3 income	—	189	—	—	189
Conversion of BCH Pref A-1 to Class A common stock	—	—	—	(9,724)	(9,724)
Issuance of equity in connection with recent financings	295	—	—	—	295
Balance, December 31, 2025	$(233,694)	$—	$160,526	$124,332	$51,164

	Noncontrolling Interests
(Dollars in thousands)	Trusts	FLP	BCH Preferred Series A-0 Non-Redeemable	BCH Preferred Series A-1	Total Noncontrolling Interests
Balance, September 30, 2024	$(171,108)	$—	$125,526	$197,689	$152,107
Net income (loss)	(1,232)	—	2,517	(4,844)	(3,559)
Reclass of BCH Preferred A-0 from temporary to permanent equity	—	—	35,000	—	35,000
Reclass of distributions payable to noncontrolling interest holder	(135)	—	(2,517)	—	(2,652)
Balance, December 31, 2024	$(172,475)	$—	$160,526	$192,845	$180,896

	Noncontrolling Interests
(Dollars in thousands)	Trusts	FLP	BCH Preferred Series A-0 Non-Redeemable	BCH Preferred Series A-1	Total Noncontrolling Interests
Balance, March 31, 2024	$(165,712)	$—	$—	$207,943	$42,231
Net income (loss)	(6,281)	—	2,517	(15,098)	(18,862)
Reclass of distributions payable to noncontrolling interest holder	(482)	—	(2,517)	—	(2,999)
Reclass of BCH Preferred A-0 from temporary to permanent equity	—	—	160,526	—	160,526
Balance, December 31, 2024	$(172,475)	$—	$160,526	$192,845	$180,896

Preferred Series A Subclass 1 Unit Accounts
The BCH Preferred A-1 unit accounts are issued by BCH and are non-participating and convertible on a dollar basis.
The weighted average preferred return rate for the three months ended December 31, 2025 and 2024 was approximately 1.59% and nil, respectively. The weighted average preferred return rate for the nine months ended December 31, 2025 and 2024 was approximately 1.59% and nil, respectively. No amounts have been paid to the BCH Preferred A-1 holders related to the preferred return from inception through December 31, 2025, and any amounts earned have been accrued and are included in the balance of redeemable noncontrolling interests presented on the consolidated statements of financial condition. As of December 31, 2025, approximately $156.1 million of preferred return related to the BCH Preferred A-1 has not been allocated to its holders due to insufficient income during those periods to fully satisfy the preferred return and will be allocable to the BCH Preferred A-1 holders in future quarterly periods to the extent that sufficient income, if any, is available for such allocation. In accordance with the BCH LPA, the preferred rate was waived and will not accrue from June 7, 2023 until December 31, 2024, except to the extent of allocations of income to the holders of the BCH Preferred A-1, in which event distributions may be requested by the holders of the BCH Preferred A-1, and if not requested, such amounts shall be accrued. In connection with the consummation of the Business Combination, the holders of the BCH Preferred A-1 agreed to reduce the BCH Preferred A-1 return rate and also agreed to waive and defer the accrual of the preferred return as described above. In addition, until January 1, 2025, the hypothetical BCH Preferred A-1 capital account will only be increased to the extent there are allocations of income during such period. The agreement to waive and not accrue the Quarterly Preferred Series A-1 Return from the effective date of the BCH LPA until December 31, 2024 does not affect or waive any Quarterly Preferred Series A-1 Returns or hypothetical BCH Preferred A-1 capital account already accrued as of the effective date. Additionally, certain BCH Preferred A-1 holders agreed to be specially allocated any income or losses associated with the BMP Equity Incentive Plan, and certain other costs.
Beginning January 1, 2025, BCH Preferred A-1 may be converted into BCH Class S Ordinary Units at the election of the holder, subject to a 20% annual conversion limit through December 31, 2029 as set forth in the BCH LPA; provided, that if the conversion price for the BCH Preferred A-1 equals or exceeds $11,520 after January 1, 2025, the annual conversion limit shall no longer be applicable. Upon conversion, the holder shall be issued BCH Class S Ordinary Units in an amount equal to the capital account balance associated with the BCH Preferred A-1 being converted divided by a price equal to the average closing price of Class A common stock for the thirty (30) days preceding the applicable exchange date; provided, that from the effectiveness of the BCH LPA through December 31, 2027, such conversion price shall not be less than $6,720. The holder of such newly issued BCH Class S Ordinary Units may immediately convert them into Class A common stock. As discussed below, a Limited Conversion (as therein defined) was effected pursuant to which certain of the foregoing limitations were waived.
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
Limited Conversion of Preferred Series A Subclass 1 Unit Accounts
On October 15, 2025, certain holders of BCH Preferred A-1, that were issued prior to the Company’s initial listing on Nasdaq, elected to convert $52.6 million (based on their capital account balances determined pursuant to Section 704 of the Internal Revenue Code) of such BCH Preferred A-1 for BCH Class S Ordinary Units, which were subsequently contemporaneously exchanged for shares of the Company’s Class A common stock, (such transaction, the “Limited Conversion”). The Limited Conversion resulted in the issuance of 12,661,786 shares of Class A common stock (such shares, the “Conversion Shares”), and immediately following the Limited Conversion, there were 13,844,818 shares of Class A common stock outstanding.
In connection with the Limited Conversion, the participants in the Limited Conversion entered into a voting and lock-up agreement which provides that, among other things, (i) the participants will vote their respective Conversion Shares in favor of the recommendation of the Company’s Board (except for the election of members of the Board) and (ii) the Conversion Shares will be subject to lockup until October 1, 2028 (the “Lock-Up Period”). The participants also agreed to forego any potential appreciation in the value of the Conversion Shares between the date of the Limited Conversion and the expiration of the Lock-Up Period by agreeing to forfeit the number of Conversion Shares equal in value to any such appreciation at the expiration of the Lock-Up Period. As a result of the Limited Conversion, the participants will forgo certain allocations, distributions, preferred returns, conversion and other rights and preferences associated with the Preferred A-1 Unit Accounts. Thomas O. Hicks, our former Chairman of our Board of Directors, and James G. Silk, our Interim Chief Executive Officer, comprised the holders of the BCH Preferred A-1 that elected to participate in the Limited Conversion.
As the BCH Preferred A-1 Units are classified as equity-classified noncontrolling interests, the conversion increased the Company’s ownership interest in its consolidated subsidiary while the Company retained control. Accordingly, the transaction was accounted for as an equity transaction under ASC 810-10. The carrying amount of the noncontrolling interest was derecognized, and the difference between the fair value of the consideration issued and the carrying value of the noncontrolling interest was recorded within equity attributable to the Company. No gain or loss was recognized in earnings.
The fair value of the Class A Common Stock issued in the Limited Conversion was based on the quoted market price on the conversion date, adjusted for legal resale restrictions and the fair value of the appreciation forfeiture provision. The derivative asset related to the appreciation forfeiture provision is measured using a valuation model that incorporates observable and unobservable inputs, including stock price, volatility, and remaining term, and is classified as a Level 3 fair value measurement.
The appreciation forfeiture provision was identified as an embedded derivative that does not qualify for equity classification under ASC 815-40 due to the variable number of shares subject to settlement. The embedded derivative was bifurcated and recorded as a derivative asset at fair value on the conversion date, with subsequent changes in fair value recognized in gain (loss) on financial instruments, net. The derivative is remeasured at each reporting date until settlement.
Class S Ordinary Units
As of both December 31, 2025 and March 31, 2025, BCH, a subsidiary of Ben, had issued approximately eight thousand BCH Class S Ordinary Units, which were all outstanding on each of the respective dates. The BCH Class S Ordinary Units participate on a pro-rata basis in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units have limited voting rights and do not entitle participation in the management of the Company’s business and affairs. At the election of the holder, the BCH Class S Ordinary Units are exchangeable quarterly for Class A common stock on a one-for-one basis. Each conversion also results in the issuance to Ben LLC of a BCH Class A Unit for each share of Class A common stock issued.
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
As of December 31, 2025 and March 31, 2025, a nominal number of BCH Class S Preferred Units have been issued. Preferred return earned by the BCH Class S Preferred Units from inception in 2019 through December 31, 2025 is $0.2 million. No amounts have been paid to the BCH Class S Preferred Unit holders related to the preferred return from inception through December 31, 2025 and any amounts earned have been accrued and are included in the balance of BCH Class S Preferred Units presented on the consolidated statements of financial condition.
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
During the three and nine months ended December 31, 2025 and 2024, there was no income allocated to the FLP Unit Accounts (Subclass 1 and 2). Annually, a true up of the quarterly allocations is required to match amounts allocated with annual earnings.
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
As a result of the consummation of the Business Combination, an adjustment to the carrying value of BCH’s assets of $321.9 million occurred. Pursuant to the BCH LPA, approximately 50,300 BCH Class S Ordinary Units would be issuable as a result of the carrying value adjustment. Additionally, subsequent to the Business Combination through February 7, 2025, additional carrying value adjustments occurred, and approximately 209,400 (inclusive of the 50,300 units described above) BCH Class S Ordinary Units would be issuable through December 31, 2025 as a result of such carrying value adjustments, subject to the Compensation Policy. Under the Compensation Policy, unless amended or waived, the number of BCH Class S Ordinary Units that may be issued as a result of carrying value adjustments will be limited and require approval of the Board; provided that any such BCH Class S Ordinary Units that are issuable under the carrying value provision may be issued in subsequent years in accordance with the Compensation Policy. As of December 31, 2025, there has been no allocation of the carrying value adjustment among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts and no issuance of any BCH Class S Ordinary Units as a result of such adjustment.
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

During both the three and nine months ended December 31, 2025 and 2024, there was no income allocated to the FLP-3 Unit Accounts. The Company has not made any distributions related to income allocated to the FLP-3 Unit Accounts through December 31, 2025 and has accrued a liability of $0.7 million.
Beneficiaries of the Customer ExAlt Trusts
The ultimate beneficiaries of the Customer ExAlt Trusts are the Charitable Beneficiaries, unrelated third-party charities, that are entitled to (i) either, depending on the applicable trust agreements, 2.5% of all distributions received by such Customer ExAlt Trusts or 5.0% of any amounts paid to Ben as payment on amounts due under each ExAlt Loan, (ii) for certain Customer ExAlt Trusts, approximately 10% of the amount of excess cash Collateral, if any, following the full repayment of an ExAlt Loan, and (iii) all amounts accrued and held at the Customer ExAlt Trusts once all amounts due to Ben under the ExAlt Loans and any fees related to Ben’s services to the Customer ExAlt Trusts are paid. The Charitable Beneficiaries’ account balances with respect to its interest in such Customer ExAlt Trusts cannot be reduced to below zero. Any losses allocable to the Charitable Beneficiaries in excess of their account balances are reclassified at each period end to the trusts’ deficit account. Additional Customer ExAlt Trusts are created arising from new liquidity transactions with Customers. These new Customer ExAlt Trusts, which are consolidated by Ben, result in the recognition of additional noncontrolling interest representing the interests in these new Customer ExAlt Trusts held by the Charitable Beneficiaries. For the three months ended December 31, 2025 and 2024, there were no additional noncontrolling interests recognized. For the nine months ended December 31, 2025 and 2024, $0.3 million and nil, respectively, of additional noncontrolling interests were recognized.
The interests of the Charitable Beneficiaries in the Customer ExAlt Trusts are recorded on the consolidated statements of financial condition in the noncontrolling interests line item.
Class A of CT Risk Management, L.L.C.
On April 1, 2022, a minority interest in the Class A membership of CT, a consolidated VIE of Ben (as further discussed in Note 14), was sold for $2.4 million in cash to the third-party involved in the loan participation transaction described in Note 7. As a Class A member of CT, the holder is entitled to distributions first on a pro rata basis with other Class A members until the initial capital contributions are received and 2.0% of any amounts in excess of their capital contributions, to the extent such amounts are available. This interest is recorded on the consolidated statements of financial condition in the noncontrolling interests line item; however, for both December 31, 2025 and March 31, 2025, the balance is nil.
11.    Net Income (Loss) per Share
Basic net income (loss) attributable to Beneficient per common share for the three and nine months ended December 31, 2025 and 2024, is as follows:

(Dollars in thousands, except per share amounts)	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net income (loss)	$5,940	$(10,226)	$(104,615)	$43,831
Plus: Net loss attributable to noncontrolling interests	18,738	6,076	69,905	21,379
Less: Noncontrolling interest guaranteed payment	(4,765)	(4,489)	(14,082)	(13,268)
Net income (loss) attributable to Beneficient common shareholders	19,913	(8,639)	(48,792)	51,942
Less: Net (income) loss to all participating securities	(18,450)	—	36,528	—
Net income (loss) attributable to Beneficient common shareholders	$1,463	$(8,639)	$(12,264)	$51,942
Net income (loss) attributable to Class A common shareholders	$1,427	$(8,395)	$(11,956)	$48,645
Net income (loss) attributable to Class B common shareholders	$36	$(244)	$(308)	$3,297

Basic weighted average of common shares outstanding
Class A	1,198,899	792,031	1,160,347	590,284
Class B	29,907	29,908	29,907	29,908

Basic net income (loss) attributable to Beneficient per common share
Class A	$1.19	$(10.60)	$(10.30)	$82.41
Class B	$1.19	$(8.16)	$(10.30)	$110.24

Diluted net income attributable to Beneficient per common share for the three months ended December 31, 2025 and nine months ended December 31, 2024, is as follows:

(Dollars in thousands, except per share amounts)	Three Months Ended December 31,	Nine Months Ended December 31,
Diluted income per share	2025	2024
Net income attributable to Beneficient common shareholders - Basic	$1,463	$51,942
Adjustments for diluted EPS numerator:
Less: Net loss attributable to noncontrolling interests - Ben	(14,026)	(15,098)
Less: Net (income) loss to participating securities	18,450	—
Plus: Noncontrolling interest guaranteed payment	—	13,268
Net income (loss) attributable to Beneficient common shareholders - Diluted	$5,887	$50,112

Basic weighted average of common shares outstanding (Class A and Class B)	1,228,806	620,192
Dilutive effect of:
Contingently Returnable Common Stock	7,222,277	—
Series B Preferred Stock	4,897,237	20,630
Class S Ordinary	8,375	8,373
Class S Preferred	77	76
Preferred Series A Subclass 0	—	12,500,938
Preferred Series A Subclass 1	140,660,246	40,229,662
Restricted Stock Units	159,311	60,057
Diluted weighted average of common shares outstanding (Class A and Class B)	154,176,329	53,439,928

Diluted net income (loss) attributable to Beneficient per common share (Class A and Class B)	$0.04	$0.94
For the nine months ended December 31, 2025, the Company was in a net loss position and the diluted EPS calculation for the Beneficient common shareholders is the same as basic EPS per common share disclosed above for that period. Diluted EPS for the Class A shareholder is $(10.30) and diluted EPS for the Class B shareholders is $(10.30) for the nine months ended December 31, 2025.
For the three months ended December 31, 2024, the Company was in a net loss position and the diluted EPS calculation for the Beneficient common shareholders is the same as basic EPS per common share disclosed above for that period. Diluted EPS for the Class A shareholder is $(10.60) and diluted EPS for the Class B shareholders is $(8.16) for the three months ended December 31, 2024.
Shares of Class A Common Issued In Limited Conversion
The shares of Class A Common Stock issued in the Limited Conversion are subject to forfeiture and are therefore considered contingently returnable shares. As a result, such shares are excluded from basic earnings per share until the forfeiture contingency is resolved.
Because the shares are entitled to non-forfeitable dividends and undistributed earnings, they are considered participating securities, and the two-class method has been applied. For diluted earnings per share, the shares are included in the diluted share count to the extent they would remain outstanding based on the Company’s stock price at the end of the reporting period, if dilutive.

In computing diluted net income (loss) per share, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted net loss per share calculation for the three and nine months ended December 31, 2025 and 2024, were as follows:

	Shares		Shares
	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Series B Preferred Stock	—	20,630	4,634,660	—
Contingently Returnable Common Stock	—	—	2,416,180	—
Class S Ordinary	—	8,373	8,373	—
Class S Preferred	—	76	76	—
Preferred Series A Subclass 0	46,211,113	29,315,681	69,834,288	—
Preferred Series A Subclass 1	—	94,341,719	220,664,510	—
Restricted Stock Units	2,945	134,611	166,407	24,752
Stock Options	25,000	18,071	25,000	6,046
Convertible Debt	—	126,055	—	58,739
Warrants	204,267	164,648	204,267	97,332
Total anti-dilutive shares	46,443,325	124,129,864	297,953,761	186,869
Warrants
The disclosed amount of anti-dilutive securities for the warrants does not consider the assumed proceeds under the treasury stock method as the exercise price was greater than the average market price of the Class A common stock, which results in negative incremental shares, that would be anti-dilutive.
12.    Income Taxes
The components of income tax expense for the three and nine months ended December 31, 2025 and 2024, were as follows:

(Dollars in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Current expense
Federal	$—	$713	$36	$741
State	—	—	7	—
Deferred expense
Federal	—	—	—	—
State	—	—	—	—
Income tax expense	$—	$713	$43	$741
As of December 31, 2025, certain consolidated subsidiaries have not filed certain income tax returns, including partnership returns for certain consolidated entities, for fiscal years 2024 and 2025. Management is working to complete and file the delinquent returns. The ultimate amount of taxes, interest, and penalties, if any, could differ from amounts recorded. The Company cannot presently estimate the range of reasonably possible additional loss, if any, associated with these matters.
13.    Related Parties
The Company considers its employees, directors, as well as beneficial owners of more than 5% of any class of the Company’s voting securities to be related parties. A “Related Entity” or “Related Entities” include certain trusts that are directly or indirectly controlled by, or operate for the benefit of, Mr. Heppner or his family, and those entities directly or indirectly held by, or that are under common control with, such trusts, and in which he and his family members are among classes of economic beneficiaries, whether or not Mr. Heppner is entitled to economic distributions from such trusts. Mr. Heppner is a beneficiary of the trust that is the sole shareholder of BHI. Mr. Heppner resigned as Chief Executive Officer and Chairman of the Board of Directors on June 19, 2025; however, Mr. Heppner continues to control, either directly or indirectly, a significant amount of other equity of equity interests in the Company and its subsidiaries.

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
On June 7, 2023 BCG’s existing Bradley Capital Agreement, was replaced by a Second Amended and Restated Services Agreement (the “Second A&R Bradley Capital Agreement”) with the Company as a party. The Second A&R Bradley Capital Agreement is substantially similar to the existing Bradley Capital Agreement, subject to certain changes as follows. The Executive Committee (as defined in the Second A&R Bradley Capital Agreement) reference was revised to refer to the Executive Committee of the Board, and the Second A&R Bradley Capital Agreement expressly states that it shall in no way limit the authority of Board to appoint and remove officers of the Company, including its chief executive officer. The term of the Second A&R Bradley Capital Agreement currently extends through December 31, 2026, and is subject to an annual one-year renewal provision thereafter. The termination provision was revised so that the agreement may be terminated upon the approval of all members of the Executive Committee, excluding Brad K. Heppner if he is then serving on the Executive Committee. The base fee was increased to $0.5 million per quarter and the supplemental fee was increased to $0.2 million per quarter, with each fee remaining subject to an annual inflation adjustment. In addition, revisions were made to the limitation of liability and indemnification provisions to reflect the applicability of the corporation laws of Nevada to Beneficient. No services are currently being provided under this agreement.
During both the three months ended December 31, 2025 and 2024, the Company recognized expenses totaling $0.7 million related to this services agreement. During both the nine months ended December 31, 2025 and 2024, the Company recognized expenses totaling $2.1 million related to this services agreement. As of December 31, 2025 and March 31, 2025, $6.1 million and $3.9 million, respectively, was owed to Bradley Capital related to the employment-related aspects of this services agreement. In addition, prior to the Aircraft Sublease with Bradley Capital discussed below, we also reimbursed Bradley Capital for certain costs, including private travel, for our former chief executive officer, including family members. During the three and nine months ended December 31, 2025, the Company paid no amounts related to this services agreement. The Company paid $0.4 million and $1.9 million, respectively, related to accrued amounts owed under this services agreement during the three and nine months ended December 31, 2024.
In addition to the above, the Company incurred legal fees on behalf of Mr. Heppner under certain indemnification provisions. During the three months ended December 31, 2025 and 2024, these estimated legal fees totaled approximately $1.8 million and $2.1 million, respectively. During the nine months ended December 31, 2025 and 2024, these estimated legal fees totaled approximately $5.5 million and $4.6 million, respectively. Substantially all of these legal fees have or are expected to be eligible for reimbursement by the directors and officers insurance carriers.
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
No amounts have been paid to Bradley Capital related to the Aircraft Sublease through December 31, 2025. As of each of December 31, 2025 and March 31, 2025, $10.8 million of accrued costs related to the sublease is reflected in the accounts payable and accrued expenses line item on the consolidated statements of financial condition.
As discussed below, BHI, a Related Entity, entered into a Contribution Agreement with BCH and BCG pursuant to which BHI has agreed to reimburse BCG for a significant portion of the costs incurred by Beneficient USA under the Aircraft Sublease.
Relationship with Beneficient Holdings, Inc.
Beneficient USA, a subsidiary of BCH, entered into with BHI, a Related Entity, a Services Agreement effective July 1, 2017 (the “BHI Services Agreement”). BHI pays an annual fee of $30,000 to Ben for the provision of trust administration services for Related Entities and all trusts affiliated with its family trustee as that term is defined in the governing documents for a Related Entity. Beneficient USA also is required to provide any other services requested by BHI, subject to any restrictions in the operating agreement of BHI, at cost. The term of the BHI Services Agreement extends for the longer of (i) five years past the expiration or termination of the Bradley Capital Agreement, or (ii) seven years after the family trustee of the Related Entity is no longer a primary beneficiary of any trust affiliated with the family trustee. The Company recognized nominal income during the three and nine months ended December 31, 2025 and 2024, respectively, in accordance with the BHI Services Agreement. The BHI Services Agreement was terminated by the Company on January 17, 2026 for non-payment of services following a 60-day cure period as required by the BHI Services Agreement.
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
The Company incurred legal fees estimated to be approximately $0.3 million and $0.5 million on behalf of HCLP pursuant to the indemnification obligations under the HCLP credit agreements during the three months ended December 31, 2025 and 2024, respectively. During the nine months ended December 31, 2025 and 2024, these estimated legal fees totaled approximately $1.4 million and $1.5 million, respectively.
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

RROC’s purpose is to provide funding and operational support for the research activities conducted by the qualified charities. The funding received by RROC, from proceeds of trusts settled and funded by Customers of Ben, may be used, in RROC’s discretion, to (i) provide appropriate facilities and properties for the charitable organizations to utilize as part of their charitable initiatives (those properties and facilities being owned by a Related Entity), and (ii) provide fee revenue to RROC. RROC is granted such rights and authority pursuant to trust instruments entered into between a Customer and subsidiaries of Ben as well as an agreement with NPT. Ben’s subsidiaries provide financing to the Customer ExAlt Trusts and Ben is paid as an agent of the trustees for administrative services it provides to the trusts. Ben has certain outstanding payables, including accrued interest, to RROC and the Charitable Accounts (for the benefit of the Texas universities as discussed above) of $2.4 million and $2.3 million as of December 31, 2025 and March 31, 2025, respectively. There were no payments made during the three and nine months ended December 31, 2025 and 2024. Due to changes in the Customer ExAlt Trust agreements, no incremental amounts are expected to be allocated to RROC or the Charitable Accounts other than those amounts already provided by certain prior trust agreements.
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
Ben has an outstanding payable to EGT of nominal and $0.4 million as of December 31, 2025 and March 31, 2025, respectively. Ben paid $0.8 million and $2.1 million during the three and nine months ended December 31, 2025, compared to $0.1 million and $0.4 million for the same periods of 2024, respectively, related to allocable proceeds to Charitable Beneficiaries. Additionally, during the year ended March 31, 2023, Ben sold its Kansas properties to the EGT in exchange for a $1.4 million promissory note, which is in the other assets line items on the consolidated statements of financial condition as of December 31, 2025 and March 31, 2025. The EGT made a prepayment on the promissory note of $0.2 million during the year ended March 31, 2025, principally in return for the promissory note being extended by two years, until September 30, 2028.
Hicks Holdings, L.L.C.
Hicks Holdings, L.L.C., an entity associated with one of Ben’s former directors, is one of the owners and serves as the manager of a limited liability company (“SPV”). A Related Entity also has ownership in the SPV. The SPV holds BCH Preferred A-0 and BCH Preferred A-1 among its investment holdings. Hicks Holdings, L.L.C. is also the sole member of HH-BDH, the lender on outstanding term loans with a subsidiary of Ben.
Hicks Holdings Operating, LLC (“Hicks Holdings”), an entity associated with one of Ben’s current directors, has historically held BCH Preferred A-0, BCH Preferred A-1, BCH Class S Ordinary Units, BCH Class S Preferred Units and Class B common stock of Beneficient. Hicks Holdings was granted its BCH Preferred A-1 and BCH Class S Ordinary Units as compensation for services provided in 2018. Hicks Holdings was granted its BCH Preferred A-0 when a portion of the existing BCH Preferred A-1 converted to BCH Preferred A-0 in 2021. Hicks Holdings converted a portion of its existing BCH Preferred A-1 to BCG Class B Common Units in June 2023 in connection with the recapitalization of BCG described in Note 4. In connection with the letter agreement described below, in October 2023, Hicks Holdings assigned the BCH Preferred A-0, BCH Preferred A-1, BCH Class S Ordinary Units, and BCH Class S Preferred Units to HH-BDH. As discussed in Note 10, on October 15,2025, all of the BCH Preferred A-1 held by HH-BDH was converted to 11,560,705 shares of Class A common stock. The total preferred equity of BCH, BCH Class S Preferred Units and BCH Class S Ordinary Units balance as of December 31, 2025 and March 31, 2025, was $15.2 million and $25.4 million, respectively (amounts disclosed here are based on their GAAP capital accounts). Additionally, Hicks Holdings held 2,066 shares of Class B common stock as of December 31, 2025 and March 31, 2025. Further, during the year ended March 31, 2025, Mr. Hicks and an entity controlled by Mr. Hicks purchased a total of 12,500 shares of Class A common stock for a purchase price of approximately $0.2 million.
The Company has outstanding payable amounts primarily related outstanding interest and fees under the HH-BDH Credit Agreement totaling approximately $1.6 million and $0.8 million as of December 31, 2025 and March 31, 2025, respectively, which is reflected in the other liabilities line item in the consolidated statement of financial condition.
Letter Agreement with Hicks Holdings
In connection with the HH-BDH Credit Agreement and the Financing, on October 19, 2023, the Guarantor, Ben LLC, and Hicks Holdings entered into a letter agreement (the “Letter Agreement”). In connection with the Financing, Hicks Holdings agreed to assign to HH-BDH (which is wholly-owned by Hicks Holdings) all of its rights, title and interest in and to the following partnership interests of the Guarantor: BCH Preferred A-0 with a capital account balance of $15.3 million as of June 30, 2023, BCH Preferred A-1 with a capital account balance of $48.1 million as of June 30, 2023, 1 BCH Class S Preferred Units and 455 BCH Class S Ordinary Units held by HH-BDH (the “Pledged Guarantor Interests”). Hicks Holdings’ membership interest in HH-BDH (collectively with the Pledged Guarantor Interests, the “Pledged Equity Interests”) and the Pledged Guarantor Interests serve as collateral for the Financing (together, the “Lender Pledge”).
Pursuant to the terms of the Letter Agreement, the parties thereto agreed that if the Borrower and/or Guarantor default under the HH-BDH Credit Agreement and such default results in a foreclosure on, or other forfeiture of, the Pledged Equity Interests, the Guarantor will promptly issue to Hicks Holdings, BCH Preferred A-0 with a capital account balance of $15.3 million, BCH Preferred A-1 with a capital account balance of $48.1 million (subsequently converted to Class A common stock as described in Note 10), 1 BCH Class S Preferred Units and 455 BCH Class S Ordinary Units (subject to a tax gross-up as provided in the Letter Agreement), or, in the discretion of Hicks Holdings, equivalent securities of equal fair market value to the value of the security interests at the time of the applicable foreclosure or other loss (such newly issued equity interests referred to as the “Replacement Equity Interests”); provided, however that, if less than all Pledged Equity Interests have been foreclosed on or forfeited, the foregoing capital account balances and numbers of units comprising the Replacement Equity Interests shall be reduced on a class-by-class and subclass-by-subclass basis, as applicable, to the extent necessary to ensure that Hicks Holdings and its affiliates do not receive additional value relative to the value held by Hicks Holdings and its affiliates immediately prior to the foreclosure or forfeiture. Furthermore, Ben LLC shall cause a Ben LLC Unit (as defined in the BCH LPA) to be issued for each BCH Class A Unit issued to the Hicks Holdings pursuant to the Letter Agreement. Additionally, the Guarantor agreed to indemnify Hicks Holdings and its affiliates and hold each of them harmless against any and all losses which may arise directly or indirectly in connection with, among other things, the HH-BDH Credit Agreement, the Term Loan, the Financing and the Lender Pledge. In connection with the repayment in January 2026 described in Note 8 of all outstanding principal amounts and related interest owed on the third-party financing that HH-BDH used to fund the amounts borrowed by the Company under the HH-BDH Credit Agreement, the Pledged Guarantor Interests are no longer required to serve as collateral for the remaining interest and fees owed to HH-BDH.

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
Subscription agreements with an entity associated with a certain Board member
During the year ended March 31, 2025, an entity associated with Peter T. Cangany, Jr., a member of our Board, purchased a total of 32,813 shares of Class A common stock from the Company for an aggregate purchase price of approximately $0.5 million on various dates during the fiscal year.
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
As of December 31, 2025 and March 31, 2025, the consolidated statements of financial condition include assets of this consolidated VIE with a carrying value of nil. No options were held as of and during the three and nine months ended December 31, 2025 and 2024.
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
The consolidated statements of financial condition includes the following amounts from these consolidated VIEs as of the dates presented:

(Dollars in thousands)	December 31, 2025	March 31, 2025
Assets:
Cash and cash equivalents	$6,363	$717
Investments, at fair value	205,776	291,371
Other assets	122	378
Total Assets of VIEs	$212,261	$292,466

Liabilities:
Accounts payable and accrued expense	$6,467	$3,107
Other liabilities	136	95
Total Liabilities of VIEs	$6,603	$3,202

Equity:
Treasury stock	$(3,444)	$(3,444)
Noncontrolling interests	(233,697)	(201,518)
Accumulated other comprehensive income	52	(2)
Total Equity of VIEs	$(237,089)	$(204,964)
The consolidated statements of comprehensive income (loss) for the periods presented include the following amounts from these consolidated VIEs:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
(Dollars in thousands)
Revenues
Investment income (loss), net	$(25,373)	$4,742	$(41,311)	$24,311
Gain (loss) on financial instruments, net	(96)	(428)	208	(1,031)
Other income	—	2	—	2
Total revenues	(25,469)	4,316	(41,103)	23,282

Operating expenses
Provision for credit losses	—	—	—	998
Professional services	609	506	1,637	1,699
Other expenses	57	61	922	370
Total operating expenses	666	567	2,559	3,067
Net income (loss)	$(26,135)	$3,749	$(43,662)	$20,215
Net income (loss) attributable to noncontrolling interests	$(4,712)	$(1,232)	$(30,704)	$(6,281)

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

The following tables include the results of each of the Company’s reportable segments reconciled to the consolidated financial statements (in thousands):

	Three Months Ended December 31, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income (loss), net	$—	$—	$(25,373)	$—	$—	$(25,373)
Gain (loss) on financial instruments, net	—	—	(96)	43,941	—	43,845
Interest and dividend income	—	—	—	10	—	10
Trust services and administration revenues	—	188	—	—	—	188

Intersegment revenues
Interest income	8,189	—	—	—	(8,189)	—
Trust services and administration revenues	—	2,756	—	—	(2,756)	—
Total revenues	8,189	2,944	(25,469)	43,951	(10,945)	18,670

External expenses
Employee compensation and benefits	464	650	—	1,896	—	3,010
Interest expense	4,045	—	—	1,765	—	5,810
Professional services	258	125	609	2,961	—	3,953
Other expenses	221	180	57	1,495	—	1,953

Intersegment expenses
Interest expense	—	—	38,055	—	(38,055)	—
Provision for credit losses	32,368	—	—	—	(32,368)	—
Other expenses	—	—	2,768	—	(2,768)	—
Total expenses	37,356	955	41,489	8,117	(73,191)	14,726

Operating income (loss)	$(29,167)	$1,989	$(66,958)	$35,834	$62,246	$3,944

	Three Months Ended December 31, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income (loss), net	$—	$—	$4,742	$—	$—	$4,742
Gain (loss) on financial instruments, net	—	—	(427)	(96)	—	(523)
Interest and dividend income	—	—	—	10	—	10
Trust services and administration revenues	—	188	—	—	—	188
Other income	—	—	2	—	—	2

Intersegment revenues
Interest income	11,297	—	—	—	(11,297)	—
Trust services and administration revenues	—	5,222	—	—	(5,222)	—
Total revenues	11,297	5,410	4,317	(86)	(16,519)	4,419

External expenses
Employee compensation and benefits	353	294	—	2,282	—	2,929
Interest expense	3,168	—	—	72	—	3,240
Professional services	69	80	508	4,426	—	5,083
Other expenses	361	189	61	2,069	—	2,680

Intersegment expenses
Interest expense	—	—	35,855	—	(35,855)	—
Provision for credit losses	10,199	1,340	—	—	(11,539)	—
Other expenses	—	—	3,437	—	(3,437)	—
Total expenses	14,150	1,903	39,861	8,849	(50,831)	13,932

Operating income (loss)	$(2,853)	$3,507	$(35,544)	$(8,935)	$34,312	$(9,513)

	Nine Months Ended December 31, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income (loss), net	$—	$—	$(41,311)	$—	$—	$(41,311)
Gain (loss) on financial instruments, net	—	—	208	43,803	—	44,011
Interest and dividend income	—	—	—	30	—	30
Trust services and administration revenues	—	554	—	—	—	554

Intersegment revenues
Interest income	25,521	—	—	—	(25,521)	—
Trust services and administration revenues	—	9,654	—	—	(9,654)	—
Total revenues	25,521	10,208	(41,103)	43,833	(35,175)	3,284

External expenses
Employee compensation and benefits	1,096	1,796	—	5,878	—	8,770
Interest expense	10,560	—	—	3,563	—	14,123
Professional services	1,068	443	1,637	14,093	—	17,241
Accrual (release) of loss contingency related to arbitration award	—	—	—	62,831	—	62,831
Other expenses	669	560	922	4,736	—	6,887

Intersegment expenses
Interest expense	—	—	113,053	—	(113,053)	—
Provision for credit losses	48,133	—	—	—	(48,133)	—
Other expenses	—	—	8,851	—	(8,851)	—
Total expenses	61,526	2,799	124,463	91,101	(170,037)	109,852

Operating income (loss)	$(36,005)	$7,409	$(165,566)	$(47,268)	$134,862	$(106,568)

	Nine Months Ended December 31, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income (loss), net	$—	$—	$24,311	$—	$—	$24,311
Gain (loss) on financial instruments, net	—	—	(1,031)	(854)	—	(1,885)
Interest and dividend income	—	—	—	34	—	34
Trust services and administration revenues	—	564	—	—	—	564
Other income	—	—	2	—	—	2

Intersegment revenues
Interest income	34,124	—	—	—	(34,124)	—
Trust services and administration revenues	—	15,614	—	—	(15,614)	—
Total revenues	34,124	16,178	23,282	(820)	(49,738)	23,026

External expenses
Employee compensation and benefits	1,144	1,192	—	11,578	—	13,914
Interest expense	9,412	—	—	2,436	—	11,848
Professional services	938	506	1,675	14,765	—	17,884
Provision for credit losses	—	—	998	2	—	1,000
Loss on impairment of goodwill	—	3,427	—	265	—	3,692
Accrual (release) of loss contingency related to arbitration award	—	—	—	(54,973)	—	(54,973)
Other expenses	1,214	590	370	6,377	—	8,551

Intersegment expenses
Interest expense	—	—	106,703	—	(106,703)	—
Provision for credit losses	21,878	1,340	—	—	(23,218)	—
Other expenses	—	—	10,258	—	(10,258)	—
Total expenses	34,586	7,055	120,004	(19,550)	(140,179)	1,916

Operating income (loss)	$(462)	$9,123	$(96,722)	$18,730	$90,441	$21,110

	As of December 31, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
Loans to Customer ExAlt Trusts, net	$187,476	$—	$—	$—	$(187,476)	$—
Investments, at fair value	—	—	205,776	—	—	205,776
Other assets	1,059	22,231	20,166	108,353	(32,739)	119,070
Goodwill and intangible assets, net	—	7,469	—	5,545	—	13,014
Total Assets	$188,535	$29,700	$225,942	$113,898	$(220,215)	$337,860

	As of March 31, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
Loans to Customer ExAlt Trusts, net	$244,070	$—	$—	$—	$(244,070)	$—
Investments, at fair value	—	—	291,371	—	—	291,371
Other assets	859	19,339	16,328	45,209	(31,245)	50,490
Goodwill and intangible assets, net	—	7,469	—	5,545	—	13,014
Total Assets	$244,929	$26,808	$307,699	$50,754	$(275,315)	$354,875

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
The portfolio of alternative assets covers the following industry sectors and geographic regions for the periods shown below (dollar amounts in thousands):

	December 31, 2025		March 31, 2025
Industry Sector	Value	Percent of Total	Value	Percent of Total
Food and staples retailing	$63,965	36.9%	$63,846	24.6%
Utilities	17,139	9.9	15,432	6.0
Semiconductors and semiconductor equipment	15,096	8.7	15,426	6.0
Software and services	12,904	7.4	41,460	16.0
Diversified financials	8,948	5.2	22,273	8.6
Health care equipment and services	3,333	1.9	13,464	5.2
Capital goods	1,181	0.7	20,532	7.9
Other(1)	50,674	29.3	66,680	25.7
Total	$173,240	100.0%	$259,113	100.0%

(1)	Industries in this category each comprise less than 5 percent. Health care equipment and services and Capital goods are shown separately as each comprised greater than 5 percent in the prior period.

	December 31, 2025		March 31, 2025
Geography	Value	Percent of Total	Value	Percent of Total
North America	$70,434	40.7%	$135,066	52.1%
South America	64,482	37.2	64,969	25.1
Asia	30,802	17.8	41,948	16.2
Europe	7,449	4.3	17,018	6.6
Africa	73	—	112	—
Total	$173,240	100.0%	$259,113	100.0%
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
Lease Commitments
The Company operates on a month-to-month rental basis for its office premises. Rental expense for our premises for the three months ended December 31, 2025 and 2024, totaled nominal and $0.2 million, respectively. Rental expense for our premises for the nine months ended December 31, 2025 and 2024, totaled $0.1 million and $0.5 million, respectively.
Unfunded Capital Commitments
The Customer ExAlt Trusts had $31.0 million and $41.6 million of potential gross capital commitments as of December 31, 2025 and March 31, 2025, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The Customer ExAlt Trusts holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by certain of the associated trusts within the ExAlt PlanTM or affiliated entities. To the extent that the associated Customer ExAlt Trust or their affiliated entities cannot pay the capital funding commitment, Ben is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Ben to the Customer ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves, if any, held by the associated Customer ExAlt Trusts or their affiliated entities are added to the ExAlt Loan balance between Ben and the Customer ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. The majority, or 98%, of our portfolio with an unfunded commitment has a vintage of 2012 and prior. As the vintages continue to age, a cash requirement becomes less likely. We consider the creditworthiness of the investment on a case-by-case basis. At

December 31, 2025 and March 31, 2025, there were no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.
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
As a result of the order issued on July 29, 2024, the Company released the liability associated with the Arbitration Award, which resulted in the release of the previously recognized loss contingency accrual in the amount of $55.0 million being reflected in the nine months ended December 31, 2024 consolidated statement of comprehensive income (loss). As a result of the order issued on October 10, 2025, the Company recorded a loss contingency associated with the Arbitration Award, including post-judgment interest and fees, which resulted in a loss of $62.8 million being reflected in the nine months ended December 31, 2025 consolidated statement of comprehensive income (loss). Additional interest accruing on the Arbitration Award during the three and nine months ended December 31, 2025 totaled $1.7 million and $3.4 million and is reflected in the interest expense line item in the consolidated statements of comprehensive income (loss).
GWG Holdings Reorganization and Other Litigation
On April 20, 2022 and October 31, 2022, GWG Holdings and certain of its subsidiaries (the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code thereby commencing those certain chapter 11 cases (the “Chapter 11 Cases”). As part of the Chapter 11 reorganization process, it was possible that claims or causes of action arising from prior transactions with GWG Holdings could have been advanced against BCG as part of the Chapter 11 Cases or in separate litigation.
Further, the Official Committee of Bondholders (the “OBC”) in the Chapter 11 Cases filed a motion seeking standing to prosecute causes of actions on behalf of the Debtors’ estate. The OBC’s motion was deemed to be withdrawn upon the effective date of the Debtors’ bankruptcy plan, which occurred on August 1, 2023.
With the settlement described in “GWG Litigation Trust Adversary Proceedings” below, all the GWG litigation against the Company, its subsidiaries and each of their current and former officers and directors has been fully resolved in accordance with the settlement agreement.
GWG Litigation Trust Adversary Proceedings
On April 19, 2024, the Litigation Trustee filed a complaint (the “LT Complaint”) as an Adversary Proceeding in the bankruptcy of GWG Holdings, Inc. in the United States Bankruptcy Court in the Southern District of Texas against Ben Management, the Company, BCH, BCC, Beneficient Capital Company, L.L.C. (“New BCC”), BHI, various current or former officers and directors of the Company, HCLP and certain of its affiliates, former officers and directors of the Company’s former parent company, trustees of certain trusts that are directly or indirectly controlled by, or operate for the benefit of, Ben’s former CEO and founder or his family, entities directly or indirectly held by, or that are under common control with, such trusts, and in which Ben’s former CEO and his family members are among classes of economic beneficiaries, whether or not Ben’s former CEO is entitled to economic distributions from such trusts, and others. The LT Complaint alleged causes of action that include (i) actual or constructive fraudulent transfer for certain transactions between GWG and the Company or its affiliates, (ii) breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty, and civil conspiracy, (iii) unjust enrichment, (iv) avoidance of any purported releases of the defendants, and (v) disallowance of the claims filed by certain defendants, including the Company, in the GWG bankruptcy case.
More specifically, such challenged transactions related to (i) GWG’s purchase of $10 million of equity in the Company on June 12, 2019, (ii) GWG’s commitment on May 31, 2019 to loan trusts affiliated with the Company $65 million that GWG funded in two tranches ($50 million on June 3, 2019 and $15 million on November 22, 2019) and the repayment of such loan, (iii) GWG’s capital contribution to the Company of $79 million on December 31, 2019, (iv) approximately $145 million in capital contributions by GWG to the Company pursuant to a Preferred Series C Unit Purchase Agreement, and (v) the Company’s ultimate decoupling from GWG. Additionally, the LT Complaint sought to void the debts owed by the Company to HCLP. The LT Complaint sought to, among other things, void certain of the transactions and/or recover damages, attorney’s fees and expenses, pre-judgment and post-judgment interest.
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

against the Company, its subsidiaries, and each of their current and former directors and officers. The settlement did not require any payment by the Company or its affiliates and officers and directors and resolves the Adversary Proceeding as to the Company, its subsidiaries, and each of their current and former directors and officers. The securities class action described below was also resolved by this settlement. On September 25, 2025, the United States District Court for the Northern District of Texas granted the motion for preliminary approval of the settlement. At a hearing on January 13, 2026, the United States District Court for the Northern District of Texas granted final approval of the settlement. Following this approval, the settlement by its terms became effective as of February 13, 2026. On February 13, 2026, all claims in the LT Complaint against the Company, its subsidiaries, and each of their current and former directors and officers were dismissed with prejudice. All the GWG litigation against the Company, its subsidiaries and each of their current and former officers and directors has been fully resolved in accordance with the settlement agreement.
The terms of the settlement are within the policy limits of the Company’s insurance policy with respect to such claims, and the settlement was entirely funded by insurance proceeds. Accordingly, the Company has recorded an estimated liability of $34.5 million in accounts payable and accrued expenses and estimated insurance recoveries of $34.5 million in other assets, net, in the consolidated statement of financial condition as of December 31, 2025 and March 31, 2025. The amounts reflected in our consolidated financial statements for the estimated liability and insurance recoveries represents an estimate of the amounts attributable to Ben, its consolidated subsidiaries, and directors as part of a broader settlement also involving other parties.
The Company may owe indemnification obligations pursuant to certain existing contracts, including to certain parties included in the LT Complaint that are not parties to the settlement described above. While the Company intends to dispute these purported obligations, it may ultimately be required to indemnify these parties for losses they incur in connection with the LT Complaint, including for their defense of the LT Complaint and any judgment entered against them in the LT Complaint.
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
On October 2, 2023, the Lead Plaintiffs filed a Consolidated Class Action Complaint against the Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer, Murray T. Holland, Timothy L. Evans, David H. de Weese, Roy W. Bailey, David F. Chavenson, and Whitley Penn LLP, alleging Securities Act violations arising out of the Offering. The complaint alleges that the individual defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act, and further alleges that the Company violated Section 15 of the Securities Act. The Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer filed a motion to dismiss the complaint on November 7, 2023. On January 4, 2024, defendants Murray Holland, Tim Evans, Roy Bailey, Whitley Penn, David Chavenson and David H. de Weese filed motions to dismiss. The Lead Plaintiffs’ responded to the various motions to dismiss on February 20, 2024, and the defendants (other than Whitley Penn) filed replies in support of the motions to dismiss on March 21, 2024. On October 24, 2024, the court granted defendants’ motions to dismiss and dismissed the claims without prejudice. The Lead Plaintiffs filed an amended complaint on November 14, 2024. On December 26, 2024, the Lead Plaintiff, the Company, and other defendants filed a motion informing the court that they had reached an agreement in principle to settle the claims on a class-wide basis. The settlement did not require any payment by the Company or its affiliates and officers and directors. The Lead Plaintiffs filed a motion for preliminary approval and, on September 25, 2025, the United States District Court for the Northern District of Texas granted the motion for preliminary approval of the settlement. At a hearing on January 13, 2026, the United States District Court for the Northern District of Texas granted final approval of the settlement and dismissed the Bayati Action with prejudice. Following this approval, the settlement by its terms became effective as of February 13, 2026. As a result of this approval, all the GWG litigation against the Company, its subsidiaries and each of their current and former officers and directors has been fully resolved in accordance with the settlement agreement.
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
The settlement of the LT Complaint and the Bayati Action utilizes substantially all of the amount of insurance coverage available to the Company on certain continuing legal matters. Therefore, ongoing defense costs and, to the extent there are any, awards against the Company associated with these legal matters will be borne by the Company. Prior to the settlement of the LT Complaint and the Bayati Action, the substantial majority of the defense costs related to these certain continuing legal matters, were covered under the terms of our directors and officers insurance policies.
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
On January 10, 2025, the Hatteras Defendants and Mr. Perkins filed a Notice of Removal, removing the action to the United States District Court of the District of Delaware (the “District Court”) pursuant to the Class Action Fairness Act, 28 U.S.C. § 1453(b), and 28 U.S.C. § 1332(d), which provides for federal jurisdiction over certain class action lawsuits. On January 28, 2025, YWCA filed an amended complaint, which continues to assert the derivative claims asserted in its original complaint (Counts I-VII) but no longer asserts the class action claim (formerly Count VIII). As a result, the parties entered into a stipulation remanding the case to the Court of Chancery for all further proceedings, which was entered by the District Court on February 5, 2025. On February 6, 2025, the parties filed a Joint Stipulation and Proposed Order Setting Time to Respond to Amended Complaint in the Court of Chancery. On March 3, 2025, the Ben Defendants filed a motion to dismiss the complaint and an opening brief in support of such motion. On April 18, 2025, YWCA filed its opposition to the motions to dismiss, and on May 12, 2025, Defendants filed their replies. On December 5, 2025, the Court held a hearing on Defendants’ motions to dismiss. The Court dismissed the fraud claim against the Company from the bench and took the aiding and abetting and unjust enrichment claims under advisement. The Company intends to vigorously defend against the remaining claims.
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
Lazard Action
On March 17, 2025, Lazard Frères & Co. LLC (“Lazard”) filed a complaint against the Company in the U.S. District Court for the Southern District of New York, alleging that the Company breached the terms of its previous contract with Lazard by failing to timely pay amounts owed thereunder. Lazard was seeking damages in the amount of approximately $4.5 million in addition to costs, attorneys’ fees and prejudgment interest. In June 2025, the Company reached a settlement with Lazard for payment of approximately $2.5 million based on a payment schedule outlined in the settlement agreement. The Company had previously accrued the $4.5 million in its statement of financial condition. During the current period, the Company completed the payments outlined in the settlement agreement and released the additional accrual of $2.0 million, which is reflected in the (gain) loss on liability resolution line of the consolidated statements of comprehensive income.
HCLP Actions
On August 5, 2025, HCLP filed a summons with notice in the Supreme Court of the State of New York seeking a judgment against the Company for amounts owed under the HCLP Loan Agreement in addition to attorney’s fees and litigation costs. The summons with notice did not include a complaint and was not served on the Company prior to the automatic dismissal date in December 2025 if not served. In light of these circumstances, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including counter claims and litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP. The Company intends to vigorously pursue its claims regarding the validity of such purported indebtedness.
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

HCLP further alleges that the Custody Trusts guaranteed the loans which are secured by certain pledge agreements. The action seeks to enforce the guarantees and the pledge agreements and prevent any future distributions to the Company. HCLP also filed a motion for a temporary restraining order which seeks to enjoin DTC, in the interim, from selling, transferring, or encumbering the assets held by the Custody Trusts. The parties entered into an agreed form of order which was approved by the court. Under the order, DTC agreed to not transfer, sell, encumber or other dispose of the collateral held by the Custody Trusts, which includes any distributions received from the collateral during the pendency of the order, and the parties agreed to request a trial date in mid-2026. On November 21, 2025, the parties stipulated to a form of order that was approved by the court which stayed all proceedings until the conclusion of Mr. Heppner’s criminal trial in April 2026. The Company is not named in either the action or the motion. Due to the Company identifying credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP and their agents.
18.    Supplemental Cash Flow Information
Cash paid for taxes for the nine months ended December 31, 2025 and 2024 was de minimis. Cash paid for interest for the nine months ended December 31, 2025 and 2024, was $0.9 million and $2.1 million, respectively.
Supplemental disclosure of noncash investing and financing activities include:
Nine Months Ended December 31, 2025:
–$11.5 million issuance of Series B preferred stock and $0.3 million issuance of noncontrolling interest in connection with recent financings.
–$3.0 million accrual of a liability to issue equity in connection with recent financing.
–$14.1 million accrual for BCH Preferred A-0 guaranteed payment.
–$1.8 million of distributions payable to the Charitable Beneficiaries.
–$1.1 million settlement of liability for issuance of Class A common stock.
Nine Months Ended December 31, 2024:
–$160.5 million reclass of BCH Preferred A-0 from temporary equity to permanent equity.
–$13.3 million accrual for BCH Preferred A-0 guaranteed payment.
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
Nasdaq Listing Requirements
On January 2, 2026, the Company received notification from the Nasdaq Hearings Panel that the Company had regained compliance with respect to Nasdaq Listing Rules 5550(a)(2) and 5560(a) related to the minimum bid price requirement and the continued listing requirements for warrants, respectively. As a result, the Nasdaq Hearings Panel advised the Company that it is in full compliance with The Nasdaq Capital Market’s listing requirements.
Expected Change in Fair Value of Derivative Asset Due to Subsequent Class A Common Stock Price Decline
Subsequent to December 31, 2025, the Company’s Class A common stock price has declined from $7.03 per share at December 31, 2025 to approximately $4.42 per share as of February 11, 2026. The fair value of the Company’s derivative asset was $56.2 million as of December 31, 2025 and was determined using a Black-Scholes option pricing model that includes the Company’s Class A common stock price as a significant input.
If the fair value of the instrument had been measured using the Company’s Class A common stock price as of February 11, 2026, the estimated fair value would have been approximately $28.2 million assuming no change in the volatility assumption. The Company has not adjusted the accompanying financial statements for this change, as it relates to conditions that arose subsequent to December 31, 2025.

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
As further described under “Recent Developments - Asset Sales Initiative,” at various dates during the quarter ended December 31, 2025, entities held by a Customer ExAlt Trust and managed by an indirect subsidiary of the Company completed the sales of beneficial interests or redemption of equity interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trust, pursuant to which, the sellers received aggregate gross proceeds of approximately $13.5 million for the sale of such interests. In January 2026, another completed sale occurred for gross proceeds of approximately $0.2 million.
Our Ben Liquidity and Ben Custody business segments, which relate to our current operating subsidiaries that are owned by the holders of equity in the Company (including BCH), recognize revenue through (i) interest income on ExAlt Loans made to the Customer ExAlt Trusts in connection with our liquidity transactions for Customers, (ii) fee income billed at closing, but recognized as revenue ratably over the expected life of the alternative asset, for each liquidity transaction with Customers for services including access to and use of the AltAccess platform, transfer of the alternative assets, and delivery of the consideration to the client, and (iii) recurring fee income recognized each period for providing services including trustee, custody, and trust administration of the Customer ExAlt Trusts while they hold investments. Ben Liquidity and Ben Custody revenue recognized for the three and nine months ended December 31, 2025 and 2024 is as follows:
a.Ben Liquidity recognized $8.2 million and $11.3 million in interest income during the three months ended December 31, 2025 and 2024, respectively. For the nine months ended December 31, 2025 and 2024, Ben Liquidity recognized interest income of $25.5 million and $34.1 million, respectively.
b.Ben Custody recognized $2.9 million and $5.4 million in trust services and administration revenues during the three months ended December 31, 2025 and 2024, respectively. For the nine months ended December 31, 2025 and 2024, Ben Custody recognized trust services and administration revenues of $10.2 million and $16.2 million, respectively. Trust services and administrative revenues are comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods.
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

(in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Operating income (loss)*
Ben Liquidity	$(29,167)	$(2,853)	$(36,005)	$(462)
Ben Custody	1,989	3,507	7,409	9,123
Corporate & Other	35,834	(8,935)	(47,268)	18,730
Gain on liability resolution	1,996	—	1,996	23,462
Income tax expense (allocable to Ben and BCH equity holders)	—	(713)	(43)	(741)
Net loss attributable to noncontrolling interests – Ben	14,026	4,844	39,201	15,098
Noncontrolling interest guaranteed payment	(4,765)	(4,489)	(14,082)	(13,268)
Net income (loss) attributable to common shareholders	$19,913	$(8,639)	$(48,792)	$51,942
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
As a result, Ben’s primary tangible assets reflected on our consolidated statements of financial condition are investments, mainly comprised of alternative assets held by the Customer ExAlt Trusts and the primary sources of revenue reflected on our consolidated statements of comprehensive income (loss) are investment income (loss), net, which represents changes in the net asset value (“NAV”) of these investments held by the Customer ExAlt Trusts, and gain (loss) on financial instruments, net, which represents changes in fair value of equity securities, debt securities, derivatives, convertible debt recorded at fair value, warrants and put options, primarily held by the Customer ExAlt Trusts. Such investment income (loss), net, and gain (loss) on financial instruments, net, that are held by the Customer ExAlt Trusts, including interests in the GWG Wind Down Trust (formerly debt and equity securities issued by GWG Holdings), is included in the net income (loss) allocated to noncontrolling interests – Customer ExAlt Trusts in the consolidated statements of comprehensive income (loss). The revenues and expenses recognized in these line items for the activities of the Customer ExAlt Trusts do not directly impact net income (loss) attributable to Ben’s or BCH’s equity holders.
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
Recent Developments
New Chairman of the Board of Directors
Effective December 15, 2025, Peter T. Cangany, Jr. was elected to be the Chairman of the Board of Directors. Effective on July 20, 2025, James G. Silk was named the Interim Chief Executive Officer.
Brad K. Heppner previously served as the CEO and Chairman of the Board of Directors and resigned from both positions on June 19, 2025 following a request from the Company’s counsel, acting at the direction of the Audit Committee of the Board of Directors, for Mr. Heppner to sit for a formal interview regarding, among other things, his knowledge of certain documents and information concerning Mr. Heppner’s relationship to HCLP provided to the Company’s auditors in 2019. The interview request was made after the Company identified credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, knowing that these documents would be provided to the Company’s auditors. The Company continues to consider additional information it has learned about other conduct by Mr. Heppner and other persons that purportedly controlled HCLP to determine the extent to which any of that conduct surrounding HCLP was fraudulent. On November 4, 2025, Mr. Heppner was indicted by the United States Southern District of New York charging Mr. Heppner with various counts comprised of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, false statements to auditors, and falsification of records.
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
As part of the Asset Sales Initiative, on June 6, 2025 and July 1, 2025, entities (“Sellers”) held by a Customer ExAlt Trust and managed by an indirect subsidiary of the Company completed the sale of beneficial interests with respect to certain limited partner interests (the “Interests”) held for the benefit of such Customer ExAlt Trust. The Sellers received aggregate gross proceeds of $25.1 million for the sale of the beneficial interests included in this transaction. The Sellers paid an agreed upon brokerage commission and certain transaction costs out of such gross proceeds. The remainder of the proceeds were distributed to the Customer ExAlt Trust, which then used such proceeds as follows: (i) a portion (2.5%) of the proceeds will be distributed to the beneficiaries of the Customer ExAlt Trust and (ii) the remainder was paid to a subsidiary of the Company as payment on outstanding accrued fees (if any) and/or a loan repayment on the outstanding loan issued by BFF to such Customer ExAlt Trust. The proceeds for the fee payment and the loan repayment were then available for use by the Company. The Company was required to pay approximately $11.2 million out of the net proceeds to HH-BDH LLC as a principal and interest payment on the loan previously made by HH-BDH LLC to Beneficient Financing, LLC. HH-BDH LLC is an entity affiliated with Mr. Thomas O. Hicks, who was a member of the Company’s board of directors and was named chairman of the board of directors in June 2025 until his passing in December 2025.
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
At various dates in December 2025, these entities agreed to sell additional beneficial interests with respect to certain limited partner interests or equity securities they held for the benefit of such Customer ExAlt Trust. The Sellers received aggregate gross proceeds of approximately $3.8 million for the sale of such interests included in this transaction. In January 2026, these entities completed another sale for gross proceeds of approximately $0.2 million. The Sellers paid brokerage commissions and certain transaction costs out of such gross proceeds. The remainder of the proceeds were distributed to the Customer ExAlt Trust, which then used such proceeds as follows: (i) a portion (2.5%) of the proceeds will be distributed to the beneficiaries of the Customer ExAlt Trust and (ii) the remainder was paid to a subsidiary of the Company as payment on outstanding accrued fees (if any) and/or a loan repayment on the outstanding loan issued by BFF to such Customer ExAlt Trust. The proceeds for the fee payment and the loan repayment were then available for use by the Company. Principally using proceeds from the asset sales completed in December, the Company paid off the remaining outstanding principal on the HH-BDH Credit Agreement in the amount of $3.7 million in January 2026.
As part of one of the transactions that was executed in December 2025, three limited partnership interests remain under contract to be sold for which funding has not yet occurred. Once those three transactions close and fund, gross proceeds are expected to be approximately $4.3 million, subject to change based on any capital calls funded or distributions received in the intervening time period.
Recent Financings
On January 5, 2026, the Company funded the closing of a primary capital transaction pursuant to definitive agreements entered into on December 31, 2025 with respect to a limited partner interest in an investment fund with a NAV of $3.0 million. Pursuant to such transaction, the Customer ExAlt Trusts acquired the limited partnership, and in exchange for such interest, the customer received 302,273 shares of the Company’s Series B-9 Resettable Convertible Preferred Stock, par value $0.001 per share (the “Series B-9 preferred stock”), with such Series B-9 preferred stock being convertible into shares of the Company’s Class A common stock. Each share of the Series B-9 preferred stock is convertible at the election of the holder into shares of the Class A common stock initially at a conversion price of $7.1332 per share, and is subject to reset from time to time, subject to a floor of $5.3499 per share. A maximum of 565,007 shares of Class A common stock may be issued upon conversion of the Series B-9 preferred stock.
Recent Equity Issuances
On December 5, 2025, the board of directors granted an aggregate of 195,940 restricted stock units to certain directors, which were fully vested on the date of grant. On December 26, 2025, 195,940 shares of Class A common stock of the Company were issued to these directors in settlement of their restricted stock units.

On January 5, 2026 and January 29, 2026, the holder of the Series B-7 preferred stock elected to convert 11,667 and 2,334 shares of Series B-7 preferred stock in to 48,955 and 9,794 shares of Class A common stock, respectively, at a price per share of approximately $2.38 pursuant to the terms of the Series B-7 certificate of designation. The issuance of the Class A common stock in exchange for the Series B-7 preferred stock was made in reliance on the exemption provided by Section 3(a)(9) of the Securities Act.
On January 6, 2026, the Company issued 17,008 shares of Class A common stock of the Company to a consultant of the Company. The issuance of the Class A common stock pursuant to these transactions was not registered under the Securities Act and each was issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
On June 27, 2023, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). On January 6, 2026 and January 26, 2026, Yorkville purchased 10,000, and 4,000 shares of Class A common stock for prices of $6.12 and $4.87 per share, respectively, pursuant to the terms of the SEPA. Such issuances were in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
Limited Conversion of Preferred Series A Subclass 1 Unit Accounts
On October 15, 2025, certain holders of BCH Preferred A-1, that were issued prior to the Company’s initial listing on The Nasdaq Stock Market, LLC, elected to convert $52.6 million (based on their capital account balances determined pursuant to Section 704 of the Internal Revenue Code) of such BCH Preferred A-1 for BCH Class S Ordinary Units, which were subsequently contemporaneously exchanged for shares of the Company’s Class A common stock, (such transaction, the “Limited Conversion”). The Limited Conversion resulted in the issuance of 12,661,786 shares of Class A common stock, and immediately following the Limited Conversion, there were 13,844,818 shares of Class A common stock outstanding. Thomas O. Hicks, the former Chairman of our Board of Directors, and James G. Silk, our Interim Chief Executive Officer, comprised the holders of the BCH Preferred A-1 that elected to participate in the Limited Conversion.
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
Additionally, in order to again regain compliance with the Bid Price Requirement, on December 15, 2025, the Company effected a reverse stock split of its Class A common stock and Class B common stock at a ratio of eight (8) to one (1) and a simultaneous proportionate reduction in the authorized shares of each class of its Class A common stock and Class B common stock as required by NRS Section 78.207. On January 2, 2026, the Company received notice from the Nasdaq Staff that the Company had regained compliance with the Bid Price Requirement, and that therefore, the Company was in compliance with the listing requirements of the Nasdaq Capital Market.
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
Although, the Company has regained compliance with all applicable criteria for continued listing on The Nasdaq Capital Market, there can be no assurance that the Company will be able to maintain compliance with all the applicable listing requirements in the future.
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
As a result of the order issued on July 29, 2024, the Company released the liability associated with the Arbitration Award, which resulted in the release of the previously recognized loss contingency accrual in the amount of $55.0 million being reflected in the nine months ended December 31, 2024 consolidated statement of comprehensive income (loss). As a result of the order issued on October 10, 2025, the Company recorded a loss contingency associated with the Arbitration Award, including post-judgment interest and fees, which resulted in a loss of $62.8 million being reflected in the nine months ended December 31, 2025 consolidated statement of comprehensive income (loss). Additional interest accruing on the Arbitration Award during the three and nine months ended December 31, 2025 totaled $1.7 million and $3.4 million and is reflected in the interest expense line item in the consolidated statements of comprehensive income (loss).
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
–Volatility in the price of our Class A common stock. The price of our Class A common stock may impact our ability to enter into liquidity transactions with our Customers. If our stock price declines, our potential Customers may be less likely to engage with us and accept our Class A common stock, or securities convertible into our Class A common stock, in exchange for their alternative assets. Furthermore, a significant sustained decrease in our stock price has in the past been an indicator, and in the future may indicate, that impairment is present and may require a quantitative impairment assessment of our assets including goodwill and intangible assets. Any such future impairment charges for goodwill may reduce our overall assets and may result in a change in the perceived value of the Company and ultimately may be reflected as a reduction in the market price of our securities. Additionally, we have begun to enter into financings in which the Customer ExAlt Trusts use our Class A common stock or convertible preferred stock as consideration to meet capital calls or make other capital contributions in alternative asset funds, which in turn hold such securities as an investment. Volatility, either positively or negatively, in the price of our Class A common stock may have a compounding effect on our consolidated investment income and cause further decreases in our stock price in the event our securities comprise a significant portion of such alternative asset funds’ aggregate assets. We were previously notified by Nasdaq that based on the Company’s non-compliance with the Bid Price and the Periodic Filing Requirement, the Company’s securities were subject to delisting. Subsequent to that notification, we also received notification that the Company was not in compliance with the Minimum Stockholders’ Equity Requirement, which served as an additional basis that subjected the Company’s securities to delisting. As described above, the Company has regained compliance with the Periodic Filing Requirement, the Bid Price Requirement and the MVLS Requirement (as an alternative to the Minimum Stockholders’ Equity Requirement). Although the Company has taken definitive steps to to regain compliance with all applicable criteria for continued listing on The Nasdaq Capital Market, there can be no assurance that the Company will be able to maintain compliance with all the applicable listing requirements. See the risk factor titled “At times in the past, we have been notified by Nasdaq of our failure to comply with certain continued listing requirements. While we are currently in compliance with all applicable continued listing requirements and standards of Nasdaq, if we are unable to maintain compliance with the applicable listing requirements, our Class A common stock could be delisted from Nasdaq” for more information.
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
–Vesting of performance based awards. Certain of our restricted equity units were granted with a performance-based condition. The performance condition was met upon public listing in June 2023 and expense for vested units was recognized during the three months ended June 30, 2023. The recognition of the remaining compensation cost will be recognized over the remaining vesting period. Total recognized compensation cost related to these awards was $0.1 million and $0.4 million for the three and nine months ended December 31, 2025, respectively. Total recognized compensation cost related to these awards was $0.2 million and $1.0 million for the three and nine months ended December 31, 2024, respectively. Total unrecognized compensation cost related to these awards was approximately $0.1 million as of December 31, 2025. During the three and nine months ended December 31, 2024, approximately $2.4 million of compensation cost, which is the full grant date fair value of the RSUs, was recognized for awards to three employees. The awards do not require continuing employment by the individuals.
–Goodwill Impairment. Goodwill is tested for impairment at least annually and, more frequently between annual tests, whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. Subsequent to the public listing on June 8, 2023, and through March 31, 2025, the Company experienced a significant sustained decline in the price of its Class A common stock and its related market capitalization. We believed that these factors indicated that the fair value of our reporting units had more likely than not fallen below their carrying values during the relevant periods. As a result, during fiscal 2024 and fiscal 2025, we wrote the carrying value of the Ben Liquidity, Ben Custody, Ben Insurance, and Ben Markets reporting units, as applicable, down to their estimated fair values. During the first, second and third quarters of fiscal 2025, we recognized a non-cash goodwill impairment charge totaling $3.7 million. No non-cash goodwill impairment charge was recorded during the first, second, or third quarters of fiscal 2026. Goodwill impairment charges are reflected in the loss on impairment of goodwill in the consolidated statements of comprehensive income (loss). The cumulative impairment of goodwill through December 31, 2025, is $2.4 billion. Total goodwill remaining as of December 31, 2025 is $9.9 million.
–Accrual (Release) of Equity Awards Arbitration Loss Contingency. During the year ended March 31, 2024, the Company accrued a loss contingency based on the findings of the sole arbitrator that in terminating the equity awards of a former member of the Board of Directors of Beneficient Management, LLC, the Company had breached its contractual obligations, and as a result, the sole arbitrator awarded the former board member the Arbitration Award. During the nine months ended December 31, 2024, the Company released the loss contingency accrual based on the Texas State District Court, Dallas County 134th Judicial District entering an order vacating the Arbitration Award in its entirety. On October 10, 2025, the Texas Fifth Court of Appeals reversed the judgment of the Texas District Court and confirmed the previous Arbitration Award. Thus, the Company recorded a loss contingency associated with the Arbitration Award, including post-judgment interest and fees, which resulted in a loss of $62.8 million during the nine months ended December 31, 2025. In addition to the loss contingency, we have recorded interest accruing on the Arbitration Award during the three and nine months ended December 31, 2025 totaling $1.7 million and $3.4 million and is reflected in the interest expense line item in the consolidated statements of comprehensive income (loss). Thus, the fiscal year 2025 year-to-date amounts reflect the release of the accrual of the Arbitration Award of $55.0 million while the fiscal year 2026 year-to-date amounts reflect the accrual of the Arbitration Award, plus post-judgment interest and fees, for a total of $66.2 million.
–Derivative asset recognized in Limited Conversion. During the three and nine months ended December 31, 2025, a embedded derivative related to the appreciation forfeiture provision involving the Class A common stock issued as part of the Limited Conversion was bifurcated and recorded as a derivative asset at fair value on the conversion date, with subsequent changes in fair value recognized in gain (loss) on financial instruments, net. During the three and nine months ended December 31, 2025, unrealized gain on the change in fair value was recognized totaling $44.1 million. There were not such amounts in the prior year periods since the embedded derivative did not exist. The derivative asset is remeasured at each reporting date until settlement on January 1, 2028.
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

(in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Ben Liquidity
Loan payments received	$11,512	$2,598	$46,652	$9,236
Operating income (loss)	(29,167)	(2,853)	(36,005)	(462)
Adjusted operating income (loss)(1)	(29,167)	(2,853)	(36,005)	(457)
Ben Custody
Fee payments received	$1,046	$1,914	$4,315	$6,224
Operating income (loss)	1,989	3,507	7,409	9,123
Adjusted operating income (loss)(1)	1,989	4,847	7,409	13,890
Consolidated
Revenue	$18,670	$4,419	$3,284	$23,026
Adjusted revenue(1)	(25,393)	4,427	(40,774)	23,572
Operating income (loss)	3,944	(9,513)	(106,568)	21,110
Adjusted operating income (loss)(1)	(36,764)	(7,301)	(74,533)	(18,638)
(1) Adjusted revenue and adjusted operating income (loss) are non-GAAP financial measures. For a definition and reconciliation to comparable U.S. GAAP metrics, please see the section titled “— Supplemental Unaudited Presentation of Non-GAAP Financial Information.”

(dollars in thousands)	December 31, 2025		March 31, 2025
Ben Liquidity
Loans to Customer ExAlt Trusts, net	$187,476		$244,070
Allowance to total loans	67.57%		58.39%
Nonperforming loans to total loans	54.19%		50.53%
Ben Custody
Fees receivable	$19,879		$16,890
Deferred revenue	15,019		17,762
Customer ExAlt Trusts
Investments, at fair value	$205,776		$291,371
Distributions to Original Loan Balance	0.80	x	0.75	x
Total Value to Original Loan Balance	1.04	x	1.04	x
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
Principal Revenue and Expense Items
During the three and nine months ended December 31, 2025 and 2024, we earned revenues on a consolidated basis from the following primary sources:
•Investment Income (Loss), net. Investment income (loss), net, includes the change in NAV of the alternative assets held by certain of the Customer ExAlt Trusts.
For the aforementioned periods, our main components of consolidated expense are summarized below:
•Interest Expense. Interest expense includes interest accrued to our senior lender under our amended and restated First Lien Credit Agreement and Second Lien Credit Agreement (as described under “Liquidity and Capital Resources — Amended Credit Agreements”), interest on the borrowings under the HH-BDH Credit Agreement, interest accrued on the ExAlt Trust Loan Payable, and interest accrued on our other debt due to related parties. When we issue debt, we amortize the financing costs (commissions and other fees) associated with such indebtedness over the outstanding term of the financing and classify it as interest expense. Additional interest accruing on the Arbitration Award during the three and nine months ended December 31, 2025 totaling $1.7 million and $3.4 million is reflected in the interest expense line item.
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
Additional components of our consolidated net earnings include:
•Gain (Loss) on Financial Instruments, net. Gain (loss) on financial instruments, net includes the change in fair value of our derivative asset, derivative liability, warrants liability, investments in public equity securities, private equity securities, options, and convertible debt recorded at fair value. Included in our investment in private equity securities and interests is our interest in the GWG Wind Down Trust. Fair value is determined using quoted market prices when available, or other estimates of fair value, when quoted market prices are not available. Any realized gains and losses are recorded on a trade-date basis.
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

RESULTS OF OPERATIONS — THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024 (UNAUDITED)

(in thousands)	Three Months Ended December 31, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income (loss), net	$—	$—	$(25,373)	$—	$—	$(25,373)
Gain (loss) on financial instruments, net	—	—	(96)	43,941	—	43,845
Interest and dividend income	—	—	—	10	—	10
Trust services and administration revenues	—	188	—	—	—	188

Intersegment revenues
Interest income	8,189	—	—	—	(8,189)	—
Trust services and administration revenues	—	2,756	—	—	(2,756)	—
Total revenues	8,189	2,944	(25,469)	43,951	(10,945)	18,670

External expenses
Employee compensation and benefits	464	650	—	1,896	—	3,010
Interest expense	4,045	—	—	1,765	—	5,810
Professional services	258	125	609	2,961	—	3,953
Other expenses	221	180	57	1,495	—	1,953

Intersegment expenses
Interest expense	—	—	38,055	—	(38,055)	—
Provision for credit losses	32,368	—	—	—	(32,368)	—
Other expenses	—	—	2,768	—	(2,768)	—
Total expenses	37,356	955	41,489	8,117	(73,191)	14,726

Operating income (loss)	$(29,167)	$1,989	$(66,958)	$35,834	$62,246	3,944
(Gain) loss on liability resolution						(1,996)
Net income (loss)						$5,940

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024 (UNAUDITED) (cont’d)

(in thousands)	Three Months Ended December 31, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income (loss), net	$—	$—	$4,742	$—	$—	$4,742
Gain (loss) on financial instruments, net	—	—	(427)	(96)	—	(523)
Interest and dividend income	—	—	—	10	—	10
Trust services and administration revenues	—	188	—	—	—	188
Other income	—	—	2	—	—	2

Intersegment revenues
Interest income	11,297	—	—	—	(11,297)	—
Trust services and administration revenues	—	5,222	—	—	(5,222)	—
Total revenues	11,297	5,410	4,317	(86)	(16,519)	4,419

External expenses
Employee compensation and benefits	353	294	—	2,282	—	2,929
Interest expense	3,168	—	—	72	—	3,240
Professional services	69	80	508	4,426	—	5,083
Other expenses	361	189	61	2,069	—	2,680

Intersegment expenses
Interest expense	—	—	35,855	—	(35,855)	—
Provision for credit losses	10,199	1,340	—	—	(11,539)	—
Other expenses	—	—	3,437	—	(3,437)	—
Total expenses	14,150	1,903	39,861	8,849	(50,831)	13,932

Operating income (loss)	$(2,853)	$3,507	$(35,544)	$(8,935)	$34,312	(9,513)
Income tax expense						713
Net income (loss)						$(10,226)

(in thousands)	Nine Months Ended December 31, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income (loss), net	$—	$—	$(41,311)	$—	$—	$(41,311)
Gain (loss) on financial instruments, net	—	—	208	43,803	—	44,011
Interest and dividend income	—	—	—	30	—	30
Trust services and administration revenues	—	554	—	—	—	554

Intersegment revenues
Interest income	25,521	—	—	—	(25,521)	—
Trust services and administration revenues	—	9,654	—	—	(9,654)	—
Total revenues	25,521	10,208	(41,103)	43,833	(35,175)	3,284

External expenses
Employee compensation and benefits	1,096	1,796	—	5,878	—	8,770
Interest expense	10,560	—	—	3,563	—	14,123
Professional services	1,068	443	1,637	14,093	—	17,241
Accrual (release) of loss contingency related to arbitration award	—	—	—	62,831	—	62,831
Other expenses	669	560	922	4,736	—	6,887

Intersegment expenses
Interest expense	—	—	113,053	—	(113,053)	—
Provision for credit losses	48,133	—	—	—	(48,133)	—
Other expenses	—	—	8,851	—	(8,851)	—
Total expenses	61,526	2,799	124,463	91,101	(170,037)	109,852

Operating income (loss)	$(36,005)	$7,409	$(165,566)	$(47,268)	$134,862	(106,568)
(Gain) loss on liability resolution						(1,996)
Income tax expense						43
Net income (loss)						$(104,615)

(in thousands)	Nine Months Ended December 31, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income (loss), net	$—	$—	$24,311	$—	$—	$24,311
Gain (loss) on financial instruments, net	—	—	(1,031)	(854)	—	(1,885)
Interest and dividend income	—	—	—	34	—	34
Trust services and administration revenues	—	564	—	—	—	564
Other income	—	—	2	—	—	2

Intersegment revenues
Interest income	34,124	—	—	—	(34,124)	—
Trust services and administration revenues	—	15,614	—	—	(15,614)	—
Total revenues	34,124	16,178	23,282	(820)	(49,738)	23,026

External expenses
Employee compensation and benefits	1,144	1,192	—	11,578	—	13,914
Interest expense	9,412	—	—	2,436	—	11,848
Professional services	938	506	1,675	14,765	—	17,884
Provision for credit losses	—	—	998	2	—	1,000
Loss on impairment of goodwill	—	3,427	—	265	—	3,692
Accrual (release) of loss contingency related to arbitration award	—	—	—	(54,973)	—	(54,973)
Other expenses	1,214	590	370	6,377	—	8,551

Intersegment expenses
Interest expense	—	—	106,703	—	(106,703)	—
Provision for credit losses	21,878	1,340	—	—	(23,218)	—
Other expenses	—	—	10,258	—	(10,258)	—
Total expenses	34,586	7,055	120,004	(19,550)	(140,179)	1,916

Operating income (loss)	$(462)	$9,123	$(96,722)	$18,730	$90,441	21,110
(Gain) loss on liability resolution						(23,462)
Income tax expense						741
Net income (loss)						$43,831

CONSOLIDATED
Results of Operations — Three Months Ended December 31, 2025 Compared to the Three Months Ended December 31, 2024, and the Nine Months Ended December 31, 2025 Compared to the Nine Months Ended December 31, 2024 (Unaudited)
Revenues (in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Investment income (loss), net	$(25,373)	$4,742	$(41,311)	$24,311
Gain (loss) on financial instruments, net	43,845	(523)	44,011	(1,885)
Interest and dividend income	10	10	30	34
Trust services and administration revenues	188	188	554	564
Other income (loss)	—	2	—	2
Total revenues	$18,670	$4,419	$3,284	$23,026
Three Months Ended December 31, 2025 and 2024
Investment income (loss), net decreased $30.1 million for the three months ended December 31, 2025, compared to the same period of 2024, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts or fair value for such investments deemed probable to be sold at an amount that differs from NAV. Investment loss was $25.4 million for the three months ended December 31, 2025, which was driven by $23.3 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor or the fair value for investments deemed probable to be sold at an amount that differs from NAV and $2.2 million of downward quoted market price adjustments. Investment income was $4.7 million for the three months ended December 31, 2024, which was driven by $9.0 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, partially offset by $1.1 million of downward quoted market price adjustments and $3.7 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar.
Gain (loss) on financial instruments, net increased $44.4 million for the three months ended December 31, 2025, compared to the same period of 2024, driven by the changes in fair value of the financial instruments held during the period. Gain on financial instruments, net for three months ended December 31, 2025, was driven by a $44.1 million increase in the fair value of the derivative asset at period end, which was recognized initially as part of the Limited Conversion that occurred in October 2025, partially offset by a $0.1 million decrease in the fair value of public equity securities and a $0.1 million increase in the fair value of our warrants liability. Loss on financial instruments, net for the three months ended December 31, 2024 was primarily driven by a $0.4 million decrease in the fair value of public equity securities and a $0.1 million combined loss in the fair value on the convertible debt, warrants and derivative liability.
Nine Months Ended December 31, 2025 and 2024
Investment income (loss), net decreased $65.6 million for the nine months ended December 31, 2025, compared to the same period of 2024, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts or fair value for such investments deemed probable to be sold at an amount that differs from NAV. Investment loss was $41.3 million for the nine months ended December 31, 2025, which was driven by $42.6 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor or the fair value for investments deemed probable to be sold at an amount that differs from NAV and $1.1 million of downward quoted market price adjustments offset by $2.7 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar. Investment income was $24.3 million for the nine months ended December 31, 2024, which was driven by $26.9 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, offset by $2.4 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar and $2.2 million of downward quoted market price adjustments.
Gain (loss) on financial instruments, net increased $45.9 million for the nine months ended December 31, 2025, compared to the same period of 2024, driven by the changes in fair value of the financial instruments held during the period. Gain on financial instruments, net for the nine months ended December 31, 2025 was driven by a $44.1 million increase in the fair value of the derivative asset at period end, which was recognized initially as part of the Limited Conversion that occurred in

October 2025, and a $0.2 million increase in the fair value of public equity securities partially offset by a $0.3 million increase in the fair value of warrants liability. Loss on financial instruments, net for the nine months ended December 31, 2024 was primarily driven by a $0.8 million decrease in the fair value of the convertible debt, warrants and derivative liability, a $0.5 million decrease in the value of our interests in the GWG Wind Down Trust and a $0.4 million decrease in the fair value of public equity securities.
Interest and Operating Expenses (in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Employee compensation and benefits	$3,010	$2,929	$8,770	$13,914
Interest expense (including amortization of deferred financing costs)	5,810	3,240	14,123	11,848
Professional services	3,953	5,083	17,241	17,884
Provision for credit losses	—	—	—	1,000
Loss on impairment of goodwill	—	—	—	3,692
Accrual (release) of loss contingency related to arbitration award	—	—	62,831	(54,973)
Other expenses	1,953	2,680	6,887	8,551
Total expenses	$14,726	$13,932	$109,852	$1,916
Three Months Ended December 31, 2025 and 2024
Interest expense increased $2.6 million for the three months ended December 31, 2025, compared to the same period in 2024, primarily driven by a $1.7 million increase in interest expense related to legal proceedings, $0.5 million of higher interest expense on the amended and restated First Lien Credit Agreement and Second Lien Credit Agreement due to the purported event of default occurring as of April 14, 2025 and by $0.3 million of higher deferred financing cost amortization related to the HH-BDH Credit Agreement arising from prepayments on the outstanding loan balance.
Professional services expense decreased $1.1 million for the three months ended December 31, 2025, compared to the same period in 2024, primarily due to decreases in other professional fees, tax fees related to a reduction in utilization of third-party preparers and legal fees related to the GWG Holdings, Inc. bankruptcy settlement, which received final court approval in January 2026.
Other expenses decreased $0.7 million for the three months ended December 31, 2025, compared to the same period in 2024. The table below provides additional detail regarding our other expenses.
Other Expenses (in thousands)

	Three Months Ended December 31,
	2025	2024
Other insurance and taxes	$712	$765
Software license and maintenance	331	307
Depreciation and amortization	141	443
Occupancy and equipment	54	164
Travel and entertainment	8	90
Other expenses	707	911
Total other expenses	$1,953	$2,680
Nine Months Ended December 31, 2025 and 2024
Employee compensation and benefits decreased $5.1 million for the nine months ended December 31, 2025, compared to the same period in 2024. The decrease is principally related to a $3.9 million decrease in equity-based compensation and a $1.3 million decrease in payroll and other benefit related costs due to a lower headcount in 2025 as compared to 2024.
Interest expense increased $2.3 million due to a $3.4 million increase in interest expense related to legal proceedings, a $1.4 million increase in interest expense on the amended and restated First Lien Credit Agreement and Second Lien Credit Agreement due to the purported event of default occurring as of April 14, 2025 and by a $0.4 million increase of of higher deferred financing cost amortization related to the HH-BDH Credit Agreement arising from prepayments on the outstanding loan balance, offset partially by a $2.2 million decrease in expense as a result of the resolution of certain liabilities that were accruing interest of approximately $1.0 million per quarter, and a $0.6 million decrease in interest expense recognized on the HH-BDH Credit Agreement as a result of principal paydowns.
Professional services expenses decreased $0.6 million for the nine months ended December 31, 2025, compared to the same period in 2024, primarily due to decreases in other professional fees, tax fees related to a reduction in utilization of third-party preparers, and consulting fees, partially offset by an increase in legal fees due to higher legal activity in certain ongoing matters.
Provision for credit losses decreased $1.0 million for the nine months ended December 31, 2025, compared to the same period in 2024. Provision for credit losses for the nine months ended December 31, 2024, is comprised of a credit related loss on an available-for-sale debt security held by the Customer ExAlt Trusts. No such losses were recognized in the current year.
During the nine months ended December 31, 2025, we concluded that interim impairment tests for goodwill were not required as we did not identify any triggering events during the period that would have required such an analysis. During the nine months ended December 31, 2024 we completed interim impairment tests for goodwill and as a result, recorded non-cash impairment charges totaling $3.7 million. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.
Release of loss contingency related to arbitration award recognized during the nine months ended December 31, 2024, relates to the release of a previously recorded loss contingency recorded in our fiscal year ended March 31, 2024 that had been awarded against the Company during arbitration for compensatory damages, including prejudgment interest in a matter pertaining to a former director challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The release of the loss contingency was based on a Texas District Court order vacating the previously recorded and disclosed arbitration award against Beneficient. Accrual of loss contingency related to Arbitration Award recognized during the nine months ended December 31, 2025, relates to the same arbitration involving a former director challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The loss contingency is based on the Texas Fifth Court of Appeals reversing the judgment of the Texas District Court and confirming the Arbitration Award. The amount reflected during the nine months ended December 31, 2025 includes post-judgment interest and fees through June 30, 2025, resulting in a loss of approximately $62.8 million. Ongoing post-judgment interest costs are reflected in interest expense as described above.
Other expenses decreased $1.7 million for the nine months ended December 31, 2025, compared to the same period in 2024. The largest decrease relates to approximately $0.7 million of lower depreciation and amortization, lower insurance and taxes of $0.4 million and $0.3 million of lower costs associated with occupancy and equipment. The table below provides additional detail regarding our other expenses.
Other Expenses (in thousands)

	Nine Months Ended December 31,
	2025	2024
Other insurance and taxes	$2,146	$2,532
Software license and maintenance	1,051	1,190
Depreciation and amortization	525	1,248
Occupancy and equipment	159	485
Travel and entertainment	68	242
Other expenses	2,938	2,854
Total other expenses	$6,887	$8,551

BEN LIQUIDITY
Results of Operations — Three Months Ended December 31, 2025 Compared to the Three Months Ended December 31, 2024, and the Nine Months Ended December 31, 2025 Compared to the Nine Months Ended December 31, 2024 (Unaudited)

(in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenues
Interest income	$8,189	$11,297	$25,521	$34,124

Expenses
Employee compensation and benefits	464	353	1,096	1,144
Interest expense (including amortization of deferred financing costs)	4,045	3,168	10,560	9,412
Professional services	258	69	1,068	938
Provision for credit losses	32,368	10,199	48,133	21,878
Other expenses	221	361	669	1,214
Total expenses	37,356	14,150	61,526	34,586
Operating income (loss)	$(29,167)	$(2,853)	$(36,005)	$(462)
Three Months Ended December 31, 2025 and 2024
Interest income decreased $3.1 million during the three months ended December 31, 2025 compared to the same period in 2024. The decrease was primarily driven by a higher percentage of loans being placed on nonaccrual status and paydowns on loan during the current year arising from proceeds from Asset Sales Initiative described elsewhere herein.
Interest expense increased by $0.9 million during the three months ended December 31, 2025 compared to the same period in 2024, was driven by an increase of $0.5 million in interest expense recognized on other borrowings, $0.3 million in deferred financing cost amortization recognized on the HH-BDH Credit Agreement and $0.1 million in interest expense.
Provision for credit losses was $32.4 million for the three months ended December 31, 2025 as compared to $10.2 million as of the same period in 2024. The provision for the current period increased over the prior period primarily due to interest capitalization outpacing loan paydowns from distributions or disposition proceeds from the collateral and growth in value of the collateral (or lack thereof).
Nine Months Ended December 31, 2025 and 2024
Interest income decreased $8.6 million during the nine months ended December 31, 2025 compared to the same period in 2024. The decrease was primarily driven by higher percentage of loan being placed on nonaccrual status and paydowns on loan during the current year arising from proceeds from Asset Sales Initiative described elsewhere herein.
Interest expense increased $1.1 million during the nine months ended December 31, 2025 compared to the same period in 2024, was driven by an increase of $1.4 million in interest expense recognized on other borrowings and $0.4 million in deferred financing cost amortization recognized on the HH-BDH Credit Agreement partially offset by a decrease of $0.6 million in interest expense.
Provision for credit losses was $48.1 million for the nine months ended December 31, 2025, as compared to $21.9 million as of the same period in 2024. The provision for the current period increased over the prior period primarily due to interest capitalization outpacing loan paydowns from distributions or disposition proceeds from the collateral and growth in value of the collateral (or lack thereof).

BEN CUSTODY
Results of Operations — Three Months Ended December 31, 2025 Compared to the Three Months Ended December 31, 2024, and the Nine Months Ended December 31, 2025 Compared to the Nine Months Ended December 31, 2024 (Unaudited)

(in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenues
Trust services and administration revenues	$2,944	$5,410	$10,208	$16,178

Expenses
Employee compensation and benefits	650	294	1,796	1,192
Professional services	125	80	443	506
Provision for credit losses	—	1,340	—	1,340
Loss on impairment of goodwill	—	—	—	3,427
Other expenses	180	189	560	590
Total expenses	955	1,903	2,799	7,055
Operating income (loss)	$1,989	$3,507	$7,409	$9,123
Three Months Ended December 31, 2025 and 2024
Trust services and administration revenues decreased $2.5 million for the three months ended December 31, 2025, compared to the same period in 2024 driven by a decrease in the NAV of the alternative assets held by the Customer ExAlt Trusts, which is an input into the calculation of the recurring trust services revenues.
Provision for credit losses was $1.3 million during the three months ended December 31, 2024, due to credit losses driven by a decrease in collateral comprised of related party equity interests. No such losses were recognized in the current year.
Nine Months Ended December 31, 2025 and 2024
Trust services and administration revenues decreased $6.0 million for the nine months ended December 31, 2025, compared to the same period in 2024, driven by a decrease in the NAV of the alternative assets held by the Customer ExAlt Trusts, which is an input into the calculation of the recurring trust services revenues.
Provision for credit losses was $1.3 million during the nine months ended December 31, 2024, due to credit losses driven by a decrease in collateral comprised of related party equity interests. No such losses were recognized in the current year.
During the nine months ended December 31, 2025, we concluded that interim impairment tests for goodwill were not required as we did not identify any triggering events during the period that would have required such an analysis. During the nine months ended December 31, 2024, we did identify triggering events related to a significant, sustained decline in our Class A common stock price and the Company’s related market capitalization, requiring interim impairment tests for goodwill and as a result, we recognized non-cash impairment charges totaling $3.4 million for this reporting unit. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.

CUSTOMER EXALT TRUSTS
Results of Operations — Three Months Ended December 31, 2025 Compared to the Three Months Ended December 31, 2024, and the Nine Months Ended December 31, 2025 Compared to the Nine Months Ended December 31, 2024 (Unaudited)

(in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenues
Investment income (loss), net	$(25,373)	$4,742	$(41,311)	$24,311
Gain (loss) on financial instruments, net	(96)	(427)	208	(1,031)
Interest and dividend income	—	2	—	2
Total revenues	(25,469)	4,317	(41,103)	23,282

Expenses
Interest expense	38,055	35,855	113,053	106,703
Professional services	609	508	1,637	1,675
Provision for credit losses	—	—	—	998
Other expenses	2,825	3,498	9,773	10,628
Total expenses	41,489	39,861	124,463	120,004
Operating income (loss)	$(66,958)	$(35,544)	$(165,566)	$(96,722)
Three Months Ended December 31, 2025 and 2024
Investment income (loss), net decreased $30.1 million for the three months ended December 31, 2025, compared to the same period of 2024, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts or fair value for such investments deemed probable to be sold at an amount that differs from NAV. Investment loss was $25.4 million for the three months ended December 31, 2025, which was driven by $23.3 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor or the fair value for investments deemed probable to be sold at an amount that differs from NAV and $2.2 million of downward quoted market price adjustments. Investment income was $4.7 million for the three months ended December 31, 2024, which was driven by $9.0 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor offset by $1.1 million of downward quoted market price adjustments and $3.7 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar.
Gain (loss) on financial instruments, net decreased $0.3 million for the three months ended December 31, 2025, compared to the same period of 2024, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for three months ended December 31, 2025, was primarily driven by a $0.1 million decrease in the fair value of public equity securities. Loss on financial instruments, net for the three months ended December 31, 2024, was primarily driven by a $0.4 million decrease in the fair value of public equity securities.
Interest expense increased $2.2 million for the three months ended December 31, 2025, compared to the same period in 2024, which reflects an increase in contractual interest due on the ExAlt Loans, driven by the origination of new liquidity transactions and the compounding of paid-in-kind interest.
Nine Months Ended December 31, 2025 and 2024
Investment income (loss), net decreased $65.6 million for the nine months ended December 31, 2025, compared to the same period of 2024, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts or fair value for such investments deemed probable to be sold at an amount that differs from NAV. Investment loss was $41.3 million for the nine months ended December 31, 2025, which was driven by $42.6 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor or the fair value for investments deemed probable to be sold at an amount that differs from NAV and $1.1 million of downward quoted market price adjustments offset by $2.7 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar. Investment income was $24.3 million for the nine months ended December 31, 2024, which was driven by $26.9 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, offset by $2.4 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar and $2.2 million of downward quoted market price adjustments.
Gain (loss) on financial instruments, net improved by $1.2 million for the nine months ended December 31, 2025, compared to the same period of 2024, driven by the changes in fair value of the financial instruments held during the period. Gain on financial instruments, net for the nine months ended December 31, 2025 related to a $0.2 million increase in the fair value of public equity securities. Loss on financial instruments, net for the nine months ended December 31, 2024 was primarily related to a $0.5 million decrease in the value of our interests in the GWG Wind Down Trust and a $0.4 million decrease in the fair value of public equity securities.
Interest expense increased $6.4 million for the nine months ended December 31, 2025, compared to the same period in 2024, which reflects an increase in contractual interest on the ExAlt Loans, driven by the origination of new liquidity transactions and the compounding of effects of paid-in-kind interest offset by paydowns of the ExAlt Loans from proceeds generated from the underlying collateral comprised of the alternative assets held by the Customer ExAlt Trusts.
Provision for credit losses decreased $1.0 million for the nine months ended December 31, 2025, compared to the same period in 2024. Provision for credit losses for the nine months ended December 31, 2024, is comprised of a credit related loss on an available-for-sale debt security held by the Customer ExAlt Trusts. No such losses were recognized in the current year.
CORPORATE AND OTHER
Results of Operations — Three Months Ended December 31, 2025 Compared to the Three Months Ended December 31, 2024, and the Nine Months Ended December 31, 2025 Compared to the Nine Months Ended December 31, 2024 (Unaudited)

(in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenues
Gain (loss) on financial instruments, net	$43,941	$(96)	$43,803	$(854)
Interest income	10	10	30	34
Total revenues	43,951	(86)	43,833	(820)

Expenses
Employee compensation and benefits	1,896	2,282	5,878	11,578
Interest expense (including amortization of deferred financing costs)	1,765	72	3,563	2,436
Professional services	2,961	4,426	14,093	14,765
Provision for credit losses	—	—	—	2
Loss on impairment of goodwill	—	—	—	265
Accrual (release) of loss contingency related to arbitration award	—	—	62,831	(54,973)
Other expenses	1,495	2,069	4,736	6,377
Total expenses	8,117	8,849	91,101	(19,550)
Operating income (loss)	$35,834	$(8,935)	$(47,268)	$18,730
Three Months Ended December 31, 2025 and 2024
Gain (loss) on financial instruments, net increased $44.0 million for the three months ended December 31, 2025, compared to the same period of 2024, driven by the changes in fair value of the financial instruments held during the period. Gain on financial instruments, net for the three months ended December 31, 2025, included a $44.1 million increase in the fair value of the derivative asset at period end, which was recognized initially as part of the Limited Conversion that occurred in October 2025, partially offset by a $0.1 million increase in the fair value of our warrants liability. Loss on financial instruments, net for the three months ended December 31, 2024, included a $0.1 million combined loss in the fair value on the convertible debt, warrants and derivative liability.
Employee compensation and benefits decreased $0.4 million for the three months ended December 31, 2025, compared to the same period in 2024. The decrease was driven by a $0.4 million decrease in equity-based compensation offset by a $0.1 million increase in payroll and other benefit-related primarily due to the prior year period benefited from adjustments to accrued incentive program amounts due to a higher level of employee departures in the period as compared to the current period.
Interest expense increased $1.7 million during the three months ended December 31, 2025, compared to the same period in 2024, driven by a $1.7 million increase in interest expense related to legal proceedings that did not exist in the prior year.
Professional services decreased $1.5 million during the three months ended December 31, 2025, compared to the same period in 2024, primarily due to decreases in other professional fees, tax fees related to a reduction in utilization of third-party preparers and legal fees related to the GWG Holdings, Inc. bankruptcy settlement, which received final court approval in January 2026.
Other expenses decreased $0.6 million during the three months ended December 31, 2025, compared to the same period in 2024, primarily driven by a decrease in various categories, including insurance, rent and depreciation.
Nine Months Ended December 31, 2025 and 2024
Gain (loss) on financial instruments, net increased $44.7 million for the nine months ended December 31, 2025, compared to the same period of 2024, driven by the changes in fair value of the financial instruments held during the period. Gain on financial instruments, net for the nine months ended December 31, 2025, includes a $44.1 million increase in the fair value of the derivative asset at period end, which was recognized initially as part of the Limited Conversion that occurred in October 2025, partially offset by a $0.3 million increase in the fair value of our warrants liability. Loss on financial instruments, net for the nine months ended December 31, 2024, included a $0.8 million decrease in the combined fair value of the convertible debt, warrants and derivative liability.
Employee compensation and benefits decreased $5.7 million for the nine months ended December 31, 2025, compared to the same period in 2024. The decrease was driven by a $3.9 million decrease in equity-based compensation and $1.8 million decrease in payroll and other benefit-related costs related to lower headcount in 2025 as compared to 2024.
Interest expense increased $1.1 million during the nine months ended December 31, 2025, compared to the same period in 2024, driven by a $3.4 million increase in interest expense related to legal proceedings that did not exist in the prior year offset by a $2.2 million decrease in resolution of certain liabilities that were accruing interest of approximately $1.0 million per quarter.
Professional services decreased $0.7 million during the nine months ended December 31, 2025, compared to the same period in 2024, primarily due to decreases in other professional fees, tax fees related to a reduction in utilization of third-party preparers, and consulting fees, partially offset by an increase in legal fees due to higher legal activity in certain ongoing matters.
During the nine months ended December 31, 2025, we concluded that interim impairment tests for goodwill were not required as we did not identify any triggering events during the period that would have required such an analysis. During the nine months ended December 31, 2024, we did identify triggering events related to a significant, sustained decline in our Class A common stock price and the Company’s related market capitalization, requiring interim impairment tests for goodwill and as a result, we recorded an aggregate non-cash impairment charge of $0.3 million. See—Critical Accounting Estimates below and Note 6 to the Consolidated Financial Statements in “Part 1, Item 1.—Financial Statements” of this Quarterly Report on Form 10-Q for further information.
Release of loss contingency related to arbitration recognized during the nine months ended December 31, 2024, relates to the release of a previously recorded loss contingency recorded in the fiscal year ended March 31, 2024 that had been awarded against the Company during arbitration for compensatory damages, including prejudgment interest in a matter pertaining to a former director challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The release of the loss contingency was based on a Texas District Court order vacating the previously recorded and disclosed arbitration award against Beneficient. Accrual of loss contingency related to Arbitration Award recognized during the nine months ended December 31, 2025, relates to the same arbitration involving a former director challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The loss contingency is based on the Texas Fifth Court of Appeals reversing the judgment of the Texas District Court and confirming the Arbitration Award. The amount reflected during the nine months ended December 31, 2025 includes post-judgment interest and fees through June 30, 2025, resulting in a loss of approximately $62.8 million. Ongoing post-judgment interest costs are reflected in interest expense as described above.
Other expenses decreased $1.6 million for the nine months ended December 31, 2025, compared to the same period in 2024, primarily driven by a decrease in various categories, including insurance, depreciation, rent and software licensing expenses.

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
We define adjusted revenue as revenue adjusted to exclude the effect of mark-to-market adjustments on related party equity securities that were acquired both prior to and during the Collateral Swap, which on August 1, 2023, became interests in the GWG Wind Down Trust and mark-to-market adjustments on derivative asset related to appreciation forfeiture for shares issued in the limited conversion of BCH Preferred A-1 to Class A common stock.
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
The following tables set forth a reconciliation of adjusted revenue to revenue and adjusted operating income (loss) to operating income (loss), the most directly comparable U.S. GAAP measures, using data derived from our consolidated financial statements for the periods indicated:

(in thousands)	Three Months Ended December 31, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$8,189	$2,944	$(25,469)	$43,951	$(10,945)	$18,670
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	—	—	—	—
Mark to market adjustment on derivative asset	—	—	—	(44,063)	—	(44,063)
Adjusted revenues	$8,189	$2,944	$(25,469)	$(112)	$(10,945)	$(25,393)

Operating income (loss)	$(29,167)	$1,989	$(66,958)	$35,834	$62,246	$3,944
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	—	—	—	—
Mark to market adjustment on derivative asset	—	—	—	(44,063)	—	(44,063)
Intersegment provision for credit losses on collateral comprised of interests in the GWG Wind Down Trust	—	—	—	—	—	—
Goodwill impairment	—	—	—	—	—	—
Accrual (release) of loss contingency related to arbitration award, including post-judgment interest	—	—	—	1,700	—	1,700
Share-based compensation expense	—	—	—	367	—	367
Legal and professional fees(1)	—	—	—	1,288	—	1,288
Adjusted operating income (loss)	$(29,167)	$1,989	$(66,958)	$(4,874)	$62,246	$(36,764)
(1) Includes legal and professional fees related to lawsuits.

(in thousands)	Three Months Ended December 31, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$11,297	$5,410	$4,317	$(86)	$(16,519)	$4,419
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	8	—	—	8
Mark to market adjustment on derivative asset	—	—	—	—	—	$—
Adjusted revenues	$11,297	$5,410	$4,325	$(86)	$(16,519)	$4,427

Operating income (loss)	$(2,853)	$3,507	$(35,544)	$(8,935)	$34,312	$(9,513)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	8	—	—	8
Mark to market adjustment on derivative asset	—	—	—	—	—	—
Intersegment provision for credit losses on collateral comprised of interests in the GWG Wind Down Trust	—	1,340	—	—	(1,340)	—
Goodwill impairment	—	—	—	—	—	—
Accrual (release) of loss contingency related to arbitration award, including post-judgment interest	—	—	—	—	—	—
Share-based compensation expense	—	—	—	804	—	804
Legal and professional fees(1)	—	—	—	1,400	—	1,400
Adjusted operating income (loss)	$(2,853)	$4,847	$(35,536)	$(6,731)	$32,972	$(7,301)
(1) Includes legal and professional fees related to lawsuits.

(in thousands)	Nine Months Ended December 31, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$25,521	$10,208	$(41,103)	$43,833	$(35,175)	$3,284
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	5	—	—	5
Mark to market adjustment on derivative asset	—	—	—	(44,063)	—	(44,063)
Adjusted revenues	$25,521	$10,208	$(41,098)	$(230)	$(35,175)	$(40,774)

Operating income (loss)	$(36,005)	$7,409	$(165,566)	$(47,268)	$134,862	$(106,568)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	5	—	—	5
Mark to market adjustment on derivative asset	—	—	—	(44,063)	—	(44,063)
Intersegment provision for credit losses on collateral comprised of interests in the GWG Wind Down Trust	—	—	—	—	—	—
Goodwill impairment	—	—	—	—	—	—
Accrual (release) of loss contingency related to arbitration award, including post-judgment interest	—	—	—	66,187	—	66,187
Share-based compensation expense	—	—	—	1,290	—	1,290
Legal and professional fees(1)	—	—	—	8,616	—	8,616
Adjusted operating income (loss)	$(36,005)	$7,409	$(165,561)	$(15,238)	$134,862	$(74,533)
(1) Includes legal and professional fees related to lawsuits.

(in thousands)	Nine Months Ended December 31, 2024
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$34,124	$16,178	$23,282	$(820)	$(49,738)	$23,026
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	539	7	—	546
Mark to market adjustment on derivative asset	—	—	—	—	—	—
Adjusted revenues	$34,124	$16,178	$23,821	$(813)	$(49,738)	$23,572

Operating income (loss)	$(462)	$9,123	$(96,722)	$18,730	$90,441	$21,110
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	539	7	—	546
Mark to market adjustment on derivative asset	—	—	—	—	—	—
Intersegment provision for credit losses on collateral comprised of interests in the GWG Wind Down Trust	5	1,340	—	—	(1,345)	—
Goodwill impairment	—	3,427	—	265	—	3,692
Accrual (release) of loss contingency related to arbitration award, including post-judgment interest	—	—	—	(54,973)	—	(54,973)
Share-based compensation expense	—	—	—	5,162	—	5,162
Legal and professional fees(1)	—	—	—	5,825	—	5,825
Adjusted operating income (loss)	$(457)	$13,890	$(96,183)	$(24,984)	$89,096	$(18,638)
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
As of December 31, 2025, Ben Liquidity’s loan portfolio consisted of ExAlt Loans to the Customer ExAlt Trusts with an aggregate principal amount outstanding of $578.1 million, including accrued interest that has been capitalized on the ExAlt Loans. Ben Liquidity’s ExAlt Loans are structured as loans with a maturity date of 12 years that bear contractual interest at a variable rate or fixed rate that compounds monthly. The ExAlt Loans made prior to December 31, 2020 have a variable interest rate established off of a base rate of 14%, and ExAlt Loans made on or after December 31, 2020 have a variable interest rate established off a base rate of 10% or a fixed rate of 5%-10%. Ben Liquidity may make ExAlt Loans in the future with a variable interest rate established off of different base rates. Since the Customer ExAlt Trusts are consolidated, the ExAlt Loans and related interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts are eliminated in the presentation of our consolidated financial statements; however, such amounts directly impact the income (loss) allocable to Ben’s or BCH’s equity holders.
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
The Customer ExAlt Trusts held interests in alternative assets with a NAV of $173.2 million and $259.1 million as of December 31, 2025 and March 31, 2025, respectively. As of December 31, 2025, the Customer ExAlt Trusts’ portfolio had exposure to 151 professionally managed alternative investment funds, comprised of 428 underlying investments, 91 percent of which are investments in private companies. Additionally, the Customer ExAlt Trusts directly hold investments in debt and equity securities. The aggregate value of these investments was $32.5 million and $32.3 million as of December 31, 2025 and March 31, 2025, respectively. As part of the Asset Sales Initiative described elsewhere, subsequent to December 31, 2025, entities held by a Customer ExAlt Trust and managed by an indirect subsidiary of the Company completed or agreed to the completion of the sale of beneficial interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trust. Aggregate gross proceeds of $4.4 million have been received or expected to be received for the sale of the beneficial interests once all transactions are closed. Furthermore, following the completion of these sales of beneficial interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trusts after December 31, 2025, on a pro forma basis considering the sales of beneficial interests, the aggregate value of the investments held by the Customer ExAlt Trusts is $168.8 million.
The following sections provide more detailed information for Ben Liquidity’s loan portfolio and related allowance for credit losses and the Customer ExAlt Trusts’ investments in alternative assets and other equity and debt securities.
Ben Liquidity
Loans Receivable
The following table provides the carrying value of the loan portfolio by collateral type and classification (in thousands):

	December 31, 2025	March 31, 2025
Loans collateralized by interests in alternative assets	$400,627	$412,095
Loans collateralized by debt and equity securities	177,442	174,435
Total loans receivable	578,069	586,530
Allowance for credit losses	(390,593)	(342,460)
Total loans receivable, net	$187,476	$244,070
The following table provides certain information concerning our loan portfolio by collateral type and maturity as of December 31, 2025 (in thousands):

	Original Principal	Interest Accrued	Aggregate Payments	Outstanding Balance(1)	Allowance	Carrying Value
Loans collateralized by interests in alternative assets
Within 5 Years	$391,983	$264,097	$(329,897)	$170,029	$89,241	$80,788
After 5 Years Within 10 Years	240,086	102,319	(124,423)	217,919	145,265	72,654
After 10 Years	11,799	879	—	12,679	—	12,679
Loans collateralized by debt and equity securities
Within 5 Years	186,801	134,333	(41,879)	149,638	147,763	1,875
After 5 Years Within 10 Years	17,772	10,318	(286)	27,804	8,324	19,480
After 10 Years	—	—	—	—	—	—
Total	$848,441	$511,946	$(496,485)	$578,069	$390,593	$187,476
(1) This balance includes $285.8 million in unamortized discounts as of December 31, 2025.
Loan to Value Ratio
The loan to value ratio is calculated as the carrying value of loans receivable after any allowance for credit losses over the Collateral Value of the loan portfolio. The value of the Collateral (the “Collateral Value”) is defined as the mutual beneficial interest of the respective Customer ExAlt Trust, which we refer to as the “Collective Trust” that is owned by the Customer ExAlt Trust, which we refer to as the “Funding Trust,” that borrows from Ben Liquidity’s subsidiary, BFF. The Collateral Value is derived from the expected cash flows from the various alternative assets held by other trusts included within the Customer ExAlt Trust structure. The Collateral is valued using industry standard valuation models, which includes assumptions related to (i) equity market risk premiums, (ii) alternative asset beta to public equities, (iii) NAVs, (iv) volatilities, (v) distribution rates, and (vi) market discount rates. The fair value of the mutual beneficial interests collateralizing the loan portfolio as of December 31, 2025 and March 31, 2025, was $207.4 million and $241.9 million, respectively.
The loan to value ratio for the entire loan portfolio was 0.90 and 1.01 as of December 31, 2025 and March 31, 2025, respectively.
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
The following table provides the allowance for credit losses recognized by Ben Liquidity and Ben Custody by collateral type and by classification (in thousands):

	December 31, 2025	March 31, 2025
Loans collateralized by interests in alternative assets	$234,506	$190,072
Loans collateralized by interest in debt and equity securities	156,087	152,388
Total allowance for credit losses	$390,593	$342,460
The following table provides a rollforward of the allowance for credit losses recognized by Ben Liquidity and Ben Custody by collateral type (in thousands):

	Three Months Ended December 31, 2025		Three Months Ended December 31, 2024
(unaudited)	Alternative Assets	Debt & Equity Securities	Alternative Assets	Debt & Equity Securities
Beginning balance	$203,989	$154,237	$127,935	$187,320
Provision for (reversal of) credit losses	30,517	1,850	45,857	(35,658)
Ending balance	$234,506	$156,087	$173,792	$151,662

	Nine Months Ended December 31, 2025		Nine Months Ended December 31, 2024
(unaudited)	Alternative Assets	Debt & Equity Securities	Alternative Assets	Debt & Equity Securities
Beginning balance	$190,072	$152,388	$168,089	$135,485
Provision for (reversal of) credit losses	44,434	3,699	5,703	16,177
Ending balance	$234,506	$156,087	$173,792	$151,662

Credit Quality
The following table presents certain credit quality metrics (dollar amounts in thousands):

	December 31, 2025	March 31, 2025
Loans collateralized by alternative assets
Period-end loans	$400,627	$412,095
Nonperforming loans	$164,690	$164,983
Allowance for credit losses	$234,506	$190,072
Allowance/loans	58.53%	46.12%
Nonperforming loans/loans	41.11%	40.04%
Allowance to nonperforming loans	1.42x	1.15x

Loans collateralized by debt and equity securities
Period-end loans	$177,442	$174,435
Nonperforming loans(1)	$148,591	$131,382
Allowance for credit losses	$156,087	$152,388
Allowance/loans	87.97%	87.36%
Nonperforming loans/loans	83.74%	75.32%
Allowance to nonperforming loans(1)	1.05x	1.16x

Consolidated
Period-end loans	$578,069	$586,530
Nonperforming loans(1)	$313,281	$296,365
Allowance for credit losses	$390,593	$342,460
Allowance/loans	67.57%	58.39%
Nonperforming loans/loans	54.19%	50.53%
Allowance to nonperforming loans(1)	1.25x	1.16x
(1) The nonperforming loans collateralized by interests in GWG or the GWG Wind Down Trust was $145.9 million as of December 31, 2025 and March 31, 2025.
Customer ExAlt Trusts — Alternative Asset Portfolio
The portfolio of alternative assets held by the Customer ExAlt Trusts covers the following industry sectors and geographic regions for the periods shown below (dollar amounts in thousands):

	December 31, 2025		March 31, 2025
Industry Sector	Value	Percent of Total	Value	Percent of Total
Food and Staples Retailing	$63,965	36.9%	$63,846	24.6%
Utilities	17,139	9.9	15,432	6.0
Semiconductors and Semiconductor Equipment	15,096	8.7	15,426	6.0
Software and Services	12,904	7.4	41,460	16.0
Diversified Financials	8,948	5.2	22,273	8.6
Health Care Equipment and Services	3,333	1.9	13,464	5.2
Capital Goods	1,181	0.7	20,532	7.9
Other(1)	50,674	29.3	66,680	25.7
Total	$173,240	100.0%	$259,113	100.0%

(1)	Industries in this category each comprise less than 5 percent. Health Care Equipment and Services and Capital Goods are shown separately as it comprised greater than 5 percent in the prior period.

	December 31, 2025		March 31, 2025
Geography	Value	Percent of Total	Value	Percent of Total
North America	$70,434	40.7%	$135,066	52.1%
South America	64,482	37.2	64,969	25.1
Asia	30,802	17.8	41,948	16.2
Europe	7,449	4.3	17,018	6.6
Africa	73	—	112	—
Total	$173,240	100.0%	$259,113	100.0%
Assets in the portfolio consist primarily of interests in alternative investment vehicles (also referred to as “funds”) that are managed by a group of U.S. and non-U.S. based alternative asset management firms that invest in a variety of financial markets and utilize a variety of investment strategies. The vintages of the funds in the portfolio as of December 31, 2025 ranged from 1993 to 2025.
As Ben Liquidity originates additional ExAlt Loans, it monitors the diversity of the portfolio of alternative assets held by the Customer ExAlt Trusts through the use of concentration guidelines. These guidelines were established, and are periodically updated, through a data driven approach based on asset type, fund manager, vintage of fund, industry segment and geography to manage portfolio risk. Ben Liquidity refers to these guidelines when making decisions about new financing opportunities; however, these guidelines do not restrict Ben Liquidity from entering into financing opportunities that would result in Ben Liquidity having exposure outside of its concentration guidelines. In addition, changes to the portfolio of alternative assets held by the Customer ExAlt Trusts may lag changes to the concentration guidelines. As such, the portfolio of alternative assets held by the Customer ExAlt Trusts may, at any given time, have exposures that are outside of Ben Liquidity’s concentration guidelines to reflect, among other things, attractive financing opportunities, limited availability of assets, or other business reasons. Given our operating history of relatively few transactions at significant NAV, the portfolio as of December 31, 2025 had exposure to certain alternative investment vehicles and investments in private companies that were outside of those guidelines.
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

Cash Flow
The following table presents a summary of cash flows from operating, investing and financing activities for periods presented below (in thousands):

	Nine Months Ended December 31,
	2025	2024
Net cash used in operating activities	$(34,737)	$(29,258)
Net cash provided by investing activities	59,248	17,388
Net cash (used in) provided by financing activities	(17,990)	8,094
Net increase (decrease) in cash and cash equivalents, and restricted cash	$6,521	$(3,776)
Nine Months Ended December 31, 2025 and 2024
Net cash used in operating activities was $34.7 million for the nine months ended December 31, 2025, largely driven by working capital requirements, including employee compensation and benefits and professional services. Net cash provided by investing activities was $59.2 million for the nine months ended December 31, 2025, primarily driven by $11.3 million of distributions as return of investments in alternative assets and $50.2 million from the disposition of certain investments in alternative assets partially offset by $2.2 million in purchases of investments in alternative assets. Net cash used in financing activities was $18.0 million for the nine months ended December 31, 2025 resulting from $19.1 million in principal payments on debt obligations, proceeds received from issuance of Class A common shares under the standby equity purchase agreement of approximately $0.3 million, and a total of $0.9 million in proceeds from debt issuances.
Net cash used in operating activities was $29.3 million for the nine months ended December 31, 2024, largely driven by working capital requirements, including employee compensation and benefits and professional services. Net cash provided by investing activities was $17.4 million for the nine months ended December 31, 2024, primarily driven by $19.3 million of distributions received as return of investments in alternative assets offset by $1.0 million in purchases of premises and equipment. Net cash provided by financing activities was $8.1 million for the nine months ended December 31, 2024 resulting from proceeds received from issuance of Class A common shares under the standby equity purchase agreement of approximately $7.8 million, a total of $5.3 million in proceeds from debt issuances, and $0.7 million from other common stock sales offset by approximately $2.1 million in payment of deferred issuance costs and $3.5 million in principal payments on debt obligations.
Liquidity and Capital Resources
As of December 31, 2025 and March 31, 2025, we had $7.9 million and $1.3 million, respectively, in combined available unrestricted cash and cash equivalents. We have purported events of default on certain of our related party debt obligations that could make these debts potentially callable by the lender (as further described below). Our obligations including principal and accrued interest under these related party debt instruments as of December 31, 2025 exceeded $126 million, when considering the cross default provisions under the terms of each respective debt agreement. Additionally, on October 10, 2025, the Texas Fifth Court of Appeals reversed the judgment of the Texas District Court and confirmed the previous $55.3 million Arbitration Award. With post-judgment interest, the amount of the Arbitration Award is approximately $66.2 million as of December 31, 2025.
Our business is capital intensive, and we have historically generated net losses and, in aggregate, these net losses have resulted in an accumulated deficit of $2.1 billion as of December 31, 2025.
We currently finance our business through a combination of cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio, including proceeds received from the sale of certain alternative assets, receipt of fees for performing trust services, dividends and interest on investments, debt offerings, and equity offerings, including under the SEPA, and sales of loans extended to the Customer ExAlt Trusts. We have traditionally used proceeds from these sources for cash obligations arising from our initial capitalization and formative transactions, funding liquidity transactions and potential unfunded capital commitments, working capital, debt service payments, and costs associated with potential future products. We have recently completed the sale or equity redemptions of certain beneficial interests in alternative assets, which has resulted in the receipt of gross proceeds of approximately $50.4 million through February 11, 2026, and we may consider the monetization of additional alternative assets as source of funding, including an additional $4.3 million in gross proceeds for three additional funds under contractual agreement to sell, which will be realized upon successful completion of legal ownership transfer by the general partner of each of the funds. BFF is also required to maintain sufficient regulatory capital due to its Kansas charter, though such amount is not significant.

The ability of Ben, BCH, and our operating subsidiaries to access the cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio is limited by the terms of the ExAlt Loans from Ben Liquidity to the Customer ExAlt Trusts. Historically, Ben Liquidity has elected to capitalize interest that accrues on the ExAlt Loans and only receives payments on the ExAlt Loans, at the discretion of the applicable trustee, following the Customer ExAlt Trusts’ receipt of cash distributions on their alternative asset portfolio. The trustee of the Customer ExAlt Trusts intends to make principal payments on the ExAlt Loans out of the proceeds of the distributions or sale proceeds received from the alternative assets. To the extent the Customer ExAlt Trusts do not receive distributions, such as if the managers of the professionally managed funds comprising the alternative assets determine to delay distributions or transactions, that would result in the distributions to its limited partners, the Customer ExAlt Trusts’ ability to repay the ExAlt Loans, and therefore, Ben Liquidity’s ability to receive principal and interest payments in cash may be adversely impacted. Additionally, efforts to pursue additional sales of the beneficial interests in the alternative assets may not come to fruition. During the nine months ended December 31, 2025, largely as a result of macro-economic conditions, the Customer ExAlt Trusts continued to receive fewer distributions from their alternative assets, excluding the proceeds received from the sales described herein, than was originally anticipated, which adversely impacted the Customer ExAlt Trusts’ ability to repay the ExAlt Loans and our liquidity. Such conditions are expected to continue throughout the first half of fiscal year 2026. As described above, in an effort to address cash flow restraints the Company has been experiencing primarily relating to delays in distributions and other realization events on the interests in alternative assets held the Customer ExAlt Trusts, the Company has commenced an initiative (the “Asset Sales Initiative”) to sell or otherwise monetize a portion of the assets reported on the Company’s consolidated balance sheet, including assets and additional investments held by the Customer ExAlt Trusts if, as and when prudent. Through February 11, 2026, this has resulted in sales or equity redemptions of approximately $50.4 million of limited partner interests by entities held by the Customer ExAlt Trusts. While the Company intends to consider additional sales, including the three additional funds under contract to be sold as described above, there can be no assurances that such additional sales will be available on favorable terms or at all.
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
Our contractual obligations over the next 12 months include scheduled maturities of outstanding borrowings of approximately $3.7 million with a maturity date of March 31, 2026 (as noted elsewhere, these outstanding borrowings were repaid in January 2026, though approximately $1.7 million of interest and fees remaining outstanding). Additionally, on April 14, 2025, the HCLP Loan purportedly matured, and on July 30, 2025, we received written notice from HCLP that events of default had occurred with respect to our borrowings under the HCLP Loan Agreement (approximately $94.4 million (including an unamortized premium thereon) of debt outstanding and unpaid interest of $26.8 million as of December 31, 2025). The debt and accrued interest matured and became due and payable upon such maturity. Due to the Company identifying credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP.

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
As further discussed in other sections of this Quarterly Report on Form 10-Q, on June 27, 2023, we entered into the SEPA with Yorkville, whereby we have the right, but not the obligation, to sell to Yorkville up to $250.0 million of shares of the Company’s Class A common stock. Through February 11, 2026, the Company had offered and sold approximately 627,972 shares of Class A common stock to the Yorkville Investor pursuant to the SEPA for net proceeds of approximately $9.3 million. On June 20, 2024, the Company obtained stockholder approval pursuant to Nasdaq Listing Rule 5635(d) for the issuance of shares of Class A common stock to the Yorkville in excess of the Exchange Cap. As a result, the Company may issue up to an aggregate of approximately $246.1 million worth of shares of Class A common stock following registration with the SEC, on November 12, 2024. As of February 11, 2026, approximately $240.7 million worth of shares of Class A common stock remains available under the terms of the SEPA. The issuance of additional shares of Class A common stock under the SEPA will dilute the percentage ownership interest of all stockholders, could dilute the book value per share of the Class A common stock and will increase the number of the Company’s outstanding shares, which could cause the market price of our Class A common stock to decrease. Additionally, the decision regarding future sale of shares, including those under the SEPA, is subject to market conditions, such as trading volume, price of our Class A Common Stock and other factors beyond our control.
As further discussed in other sections of this Quarterly Report on Form 10-Q, on October 19, 2023, we entered into a three-year $25.0 million term loan with HH-BDH, which was fully drawn upon closing and, the proceeds of which were used to repay certain outstanding obligations, fund development of our products, and provide additional working capital. On August 16, 2024, an amendment to the term loan with HH-BDH was executed to add a subsequent term loan of $1.7 million, which was fully drawn upon the closing, and, the proceeds of which used to provide additional working capital. During the nine months ended December 31, 2025, we agreed to an advance, as part of a currently ongoing negotiation to amend the Term Loan with HH-BDH, to add a subsequent term loan of $850 thousand, which has been fully drawn, and, the proceeds of which were used to provide additional working capital. In January 2026, all outstanding principal amounts were repaid under the HH-BDH LLC Credit Agreement. The Company still owes approximately $1.7 million for interest and fees that have been deferred, which the Company anticipates paying over time on terms mutually agreed upon by the parties. The HH-BDH Credit Agreement contains certain financial maintenance covenants, including a debt service coverage ratio and, beginning on December 31, 2024, a minimum liquidity requirement of $4.0 million, measured on the last day of each month. The Company has at times in late fiscal year 2025 and in subsequent periods been in default on certain of the required payment obligations, financial covenants, and information reporting requirements of the HH-BDH Credit Agreement. The Company is actively working with the lender on waivers related to these defaults along with the amendment to the HH-BDH Credit Agreement. Such negotiations remain in process as of the date of this Quarterly Report on Form 10-Q. The events of default under the HCLP Loan Agreement described above triggered a cross default provision in the HH-BDH Credit Agreement. The Company timely notified HH-BDH of the cross default and, as of the date of this Quarterly Report on Form 10-Q, HH-BDH has not notified the Company that it intends to declare an event of default as its relates to the cross default provision of the HH-BDH Credit Agreement.
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
We may not be able to refinance our indebtedness or obtain additional financing on terms favorable to the Company, or at all. To the extent that Ben or its subsidiaries raise additional capital through the future sale of equity or debt, the ownership interest of our existing equity holders may be diluted. The terms of these future equity or debt securities may include liquidation or other preferences that adversely affect the rights of our existing equity unitholders or involve negative covenants that restrict Ben’s ability to take specific actions, such as incurring additional debt or making additional investments in growing the operations of the Company. If Ben defaults on these borrowings, then the Company will be required to either (i) sell participation or other interests in our loans or other of our assets or (ii) to raise additional capital through the sale of equity and the ownership interest of our equity holders may be diluted. Further, given the number of shares of Class A common stock eligible for resale as a result of various registration statements we have filed with the SEC, our stock price may be further depressed as a result of significant sales of our securities, which could adversely affect our ability to raise equity capital on favorable terms or at all. In addition, because the $7,360.00 exercise price per share of the outstanding Warrants substantially exceeds the current trading price per share of our Class A common stock ($7.03 per share as of December 31, 2025), there is no assurance that the Warrants will be in the money prior to their expiration and it is unlikely that the Warrant holders will be able to exercise such Warrants in the near future, if at all. Accordingly, we are unlikely to receive any proceeds from the exercise of the Warrants in the near future, if at all, and the Warrants may not provide any additional capital. Similarly, the Yorkville Warrants have an exercise price ($21.04 per share) that significantly exceeds the current trading price per share of our Class A common stock. In considering our capital requirements and sources of liquidity, we have not assumed or relied on the receipt of proceeds from the exercise of Warrants or Yorkville Warrants. As a result of the foregoing, we may require additional capital resources to execute strategic initiatives to grow our business. Further, as the settlement provision related to the derivative asset recorded in our December 31, 2025 statement of financial position involves the forfeiture of existing outstanding Class A common stock and not cash proceeds, the value of the derivative asset does not impact our considerations related to our capital requirements and sources of liquidity.
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
Liquidity Transactions
On January 5, 2026, the Company funded the closing of a primary capital transaction pursuant to definitive agreements entered into on December 31, 2025 with respect to a limited partner interest in an investment fund with a NAV of $3.0 million. Pursuant to such transaction, the Customer ExAlt Trusts acquired the limited partnership, and in exchange for such interest, the customer received 302,273 shares of the Company’s Series B-9 preferred stock, with such Series B-9 preferred stock being convertible into shares of the Company’s Class A common stock. Each share of the Series B-9 preferred stock is convertible at the election of the holder into shares of the Class A common stock initially at a conversion price of $7.1332 per share, and is subject to reset from time to time, subject to a floor of $5.3499 per share. A maximum of 565,007 shares of Class A common stock may be issued upon conversion of the Series B-9 preferred stock.
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

The Company has previously disclosed and continues to disclose HCLP as a related party in its public filings based on its relationship with Brad Heppner, the Company’s former CEO and Chairman of the Board of Directors. As previously disclosed, on June 19, 2025, Mr. Heppner resigned following a request from the Company’s counsel, acting at the direction of the Audit Committee of the Board of Directors, for Mr. Heppner to sit for a formal interview regarding, among other things, his knowledge of certain documents and information concerning Mr. Heppner’s relationship to HCLP provided to the Company’s auditors in 2019. The interview request was made after the Company identified credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, knowing that these documents would be provided to the Company’s auditors. The Company continues to consider additional information it has learned about other conduct by Mr. Heppner and other persons that purportedly controlled HCLP to determine the extent to which any of that conduct surrounding HCLP was fraudulent. On August 5, 2025, HCLP filed a summons with notice in the Supreme Court of the State of New York seeking a judgment against the Company for amounts owed under the HCLP Loan Agreement in addition to attorney’s fees and litigation costs. The summons with notice did not include a complaint and has not been served on the Company. No action is required by the Company until it has been served. In light of these circumstances, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP loans and is considering all options that it may pursue related to this conduct, including counter claims and litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP. The Company intends to vigorously pursue its claims regarding the validity of such purported indebtedness.
On October 10, 2025, HCLP brought an action in the Delaware Court of Chancery against Delaware Trust Company (“DTC”) individually and as trustee for twenty-five Custody Trusts (the “Custody Trusts”). The Custody Trusts hold collateral against which certain of the Company’s ExAlt Loans are made. HCLP purports to be lender to BCH and its affiliates and asserts that the Company owes HCLP approximately $122 million on two loans which it claims are in default. HCLP further alleges that the Custody Trusts guaranteed the loans which are secured by certain pledge agreements. The action seeks to enforce the guarantees and the pledge agreements and prevent any future distributions to the Company. HCLP also filed a motion for a temporary restraining order which seeks to enjoin DTC, in the interim, from selling, transferring, or encumbering the assets held by the Custody Trusts. The parties entered into an agreed form of order which was approved by the court. Under the order, DTC agreed to not transfer, sell, encumber or other dispose of the collateral held by the Custody Trusts, which includes any distributions received from the collateral during the pendency of the order, and the parties agreed to request a trial date in mid-2026. On November 21, 2025, the parties stipulated to a form of order that was approved by the court which stayed all proceedings until the conclusion of Mr. Heppner’s criminal trial in April 2026.The Company is not named in either the action or the motion. Due to the Company identifying credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP and their agents.
As part of the Seventh Amendments, Ben agreed to pay fees totaling approximately $0.1 million. During the three and nine months ended December 31, 2025 and 2024, no deferred financing costs were paid to HCLP. No payments of principal or interest have been made on the First Lien or Second Lien Credit Agreements since the interest payment made in March 2023. Accrued interest on the First Lien or Second Lien Credit Agreements of $26.8 million as of December 31, 2025 and $18.6 million as of March 31, 2025 is included in other liabilities in the consolidated statement of financial condition.
In connection with the Second A&R Agreements, Beneficient Holdings, Inc. (“BHI”), which is owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, owns a majority of the BCH Class S Ordinary Units, Class S Preferred Units of BCH (“BCH Class S Preferred Units”), BCH Preferred A-0, Preferred Series A Subclass 1 Unit Accounts of BCH (“BCH Preferred A-1”), and BCH FLP-1 Unit Accounts, and Subclass 3 FLP Unit Accounts of BCH, will grant certain tax-related concessions to HCLP as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5% of BCH Preferred A-1 held by BHI, which will be held by HCLP, may convert to BCH Preferred A-0. In addition, recipients of a grant of BCH Preferred A-1 from BHI will have the right to put an amount of BCH Preferred A-1 to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred A-1 from BHI. No such liability existed as of December 31, 2025 or March 31, 2025.
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
Recent Debt Financing
As discussed above, on October 21, 2023, Beneficient Financing, L.L.C. (the “Borrower”), a wholly owned subsidiary the Company, and BCH, as guarantor (the “Guarantor” and together with the Borrower, the “Loan Parties”) entered into the HH-BDH Credit Agreement. HH-BDH’s sole member is Hicks Holdings. The managing member of Hicks Holdings is Mr. Thomas O. Hicks, a former member of the Company’s Board until his passing in December 2025. HH-BDH will receive customary fees and expenses in its capacity as a lender and as the administrative agent under the HH-BDH Credit Agreement, as further described below. Hicks Holdings and Mr. Hicks may be deemed to have a direct or indirect material financial interest with respect to the transactions contemplated by the HH-BDH Credit Agreement, as described below. HH-BDH funded the amounts under the HH-BDH Credit Agreement from the Financing.
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
During the nine months ended December 31, 2025, we agreed to an advance, as part of a currently ongoing negotiation to amend the term loan with HH-BDH, to add a subsequent term loan of $850 thousand, which has been fully drawn, and, the proceeds of which used to provide additional working capital. We have also made significant principal payments principally from proceeds received from the Asset Sales Initiative as described elsewhere in this Quarterly Report on Form 10-Q. In January 2026, all outstanding principal amounts were repaid under the HH-BDH LLC Credit Agreement. The Company still owes approximately $1.7 million for interest and fees that have been deferred, which the Company anticipates paying over time on terms mutually agreed upon by the parties. The Company has at times in late fiscal year 2025 and in subsequent periods been in default on certain of the required payment obligations, financial covenants, and information reporting requirements of the HH-BDH Credit Agreement. The Company is actively working with the lender on waivers related to these defaults along with the amendment to the HH-BDH Credit Agreement. Such negotiations remain in process as of the date of this Quarterly Report on Form 10-Q.
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
Unfunded Capital Commitments
The Customer ExAlt Trusts had $31.0 million and $41.6 million of potential gross capital commitments as of December 31, 2025, and March 31, 2025, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The trust holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by certain of the associated trusts within the ExAlt PlanTM or affiliated entities. To the extent that the associated Customer ExAlt Trust or their affiliated entities cannot pay the capital funding commitment, Ben is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Ben to the Customer ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves, if any, held by the associated Customer ExAlt Trusts or their affiliated entities are added to the ExAlt Loan balance between Ben and the Customer ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. The majority, or 98%, of our portfolio with an unfunded commitment has a vintage of 2012 and prior. As the vintages continue to age, a cash requirement becomes less likely. We consider the creditworthiness of the investment on a case-by-case basis. As of December 31, 2025 and March 31, 2025, there were no reserves for losses on unused commitments to fund potential limited partner capital funding commitments. In connection with the Asset Sale Initiatives, $0.6 million of unfunded capital commitments as of December 31, 2025 were or will be assigned to, and assumed by, the purchasers in the executed transactions that have yet to close once those transactions are completed.
Dependence on Related Party Transactions
In the ordinary course of business, we depend on certain transactions with related parties. For example, as discussed above, Ben, through its subsidiaries, is a party to the Second A&R Agreements with HCLP. HCLP is an indirect subsidiary of Highland Consolidated, L.P. Ben’s former CEO is a beneficiary and trust investment advisor of the trusts that control, and are the partners of, Highland Consolidated, L.P. As of December 31, 2025, we had approximately $94.4 million (including an unamortized premium thereon) of debt outstanding derived from BCH’s secured loans with HCLP. In addition, unpaid interest of $26.8 million was accrued and owed as of December 31, 2025. As described elsewhere, on July 30, 2025, we were notified of events of default under the HCLP Loan Agreement, however, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan in light of credible evidence that Mr. Heppner, our former CEO, participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items. On November 4, 2025, Mr. Heppner was indicted by the United States Southern District of New York charging Mr. Heppner with various counts comprised of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, false statements to auditors, and falsification of records.
Additionally, effective October 19, 2023, Ben, through its subsidiaries, is a party to the $25.0 million HH-BDH Credit Agreement with HH-BDH. HH-BDH’s sole member is Hicks Holdings whose managing member was a member of our Board until the passing of Thomas O. Hicks in December 2025. On August 16, 2024, Amendment to the HH-BDH Credit Agreement was executed to add a subsequent term loan of $1.7 million. During the nine months ended December 31, 2025, we borrowed an additional $850 thousand under the HH-BDH Credit Agreement and primarily with proceeds from the Asset Sales Initiative made principal payments on the loan totaling $19.1 million. We are in the process of negotiating waivers for certain defaults that have occurred under the HH-BDH Credit Agreement related to required payment obligations, financial covenants, and information reporting requirements as part of an amendment to that agreement. Additionally, the events of default under the HCLP Loan Agreement described above triggered a cross default provision in the HH-BDH Credit Agreement. The Company timely notified HH-BDH of the cross default and, as of the date of this Annual Report on Form 10-K, HH-BDH has not notified the Company that it intends to declare an event of default as its relates to the cross default provision of the HH-BDH Credit Agreement. As of December 31, 2025, we had approximately $3.5 million (including an unamortized discount thereon) of debt outstanding derived from the Term Loan with HH-BDH. Subsequent to December 31, 2025, we made an additional principal payment on the loan in January 2026 totaling $3.7 million primarily with proceeds from the Asset Sales Initiative that paid off the remaining principal owed on the HH-BDH Credit Agreement. The Company still owes approximately $1.7 million for interest and fees that have been deferred, which the Company anticipates paying over time on terms mutually agreed upon by the parties.
Furthermore, Ben and BCH are parties to a Services Agreement with Bradley Capital Company, L.L.C. (“Bradley Capital”) and Beneficient Management Counselors, L.L.C. effective June 1, 2017. Effective as of January 1, 2022, the parties entered into the First Amended and Restated Services Agreement and effective June 7, 2023, the parties entered into the Second Amended and Restated Services Agreement (the “Services Agreement”). Bradley Capital is an entity associated with Ben’s former CEO. During the three months ended December 31, 2025 and 2024, Ben recognized expenses totaling $0.7 million and $0.7 million, respectively, related to this Services Agreement. During the nine months ended December 31, 2025 and 2024, Ben recognized expenses totaling $2.1 million and $2.1 million, respectively, related to this Services Agreement. As of December 31, 2025 and March 31, 2025, $6.1 million and $3.9 million, respectively, was owed to Bradley Capital related to the Services Agreement.
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
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended December 31, 2025, that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
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
On October 10, 2025, HCLP brought an action in the Delaware Court of Chancery against DTC individually and as trustee for the Custody Trusts. The Custody Trusts hold collateral against which certain of the Company’s ExAlt Loans are made. HCLP purports to be lender to BCH and its affiliates and asserts that the Company owes HCLP approximately $122 million on two loans which it claims are in default. HCLP further alleges that the Custody Trusts guaranteed the loans which are secured by certain pledge agreements. The action seeks to enforce the guarantees and the pledge agreements and prevent any future distributions to the Company. HCLP also filed a motion for a temporary restraining order which seeks to enjoin DTC, in the interim, from selling, transferring, or encumbering the assets held by the Custody Trusts. The parties entered into an agreed form of order which was approved by the court. Under the order, DTC agreed to not transfer, sell, encumber or other dispose of the collateral held by the Custody Trusts, which includes any distributions received from the collateral during the pendency of the order, and the parties agreed to request a trial date in mid-2026. On November 21, 2025, the parties stipulated to a form of order that was approved by the court which stayed all proceedings until the conclusion of Mr. Heppner’s criminal trial in April 2026. The Company is not named in either the action or the motion. Due to the Company identifying credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP and their agents.
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
On October 2, 2023, the Lead Plaintiffs filed a Consolidated Class Action Complaint against the Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer, Murray T. Holland, Timothy L. Evans, David H. de Weese, Roy W. Bailey, David F. Chavenson, and Whitley Penn LLP, alleging Securities Act violations arising out of the Offering. The complaint alleges that the individual defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act, and further alleges that the Company violated Section 15 of the Securities Act. The Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer (the “Ben Individual Defendants”) filed a motion to dismiss the complaint on November 7, 2023. On January 4, 2024, defendants Murray Holland, Roy Bailey, Tim Evans, Whitley Penn, David Chavenson and David H. de Weese filed motions to dismiss. The Lead Plaintiffs’ responded to the various motions to dismiss on February 20, 2024, and the defendants (other than Whitley Penn) filed replies in support of the motions to dismiss on March 21, 2024. On October 24, 2024, the court granted defendants’ motions to dismiss and dismissed the claims without prejudice. The Lead Plaintiffs filed an amended complaint on November 14, 2024. On December 26, 2024, the Lead Plaintiff, the Company, and other defendants filed a motion informing the court that they had reached an agreement in principle to settle the claims on a class-wide basis. The settlement did not require any payment by the Company or its affiliates and officers and directors. The Lead Plantiffs filed a motion for preliminary approval and, on September 25, 2025, the United States District Court for the Northern District of Texas granted the motion for preliminary approval of the settlement. At a hearing on January 13, 2026, the United States District Court for the Northern District of Texas granted final approval of the settlement and dismissed the Bayati Action with prejudice. Following this approval, the settlement by its terms became effective as of February 13, 2026. As a result of this approval, all the GWG litigation against the Company, its subsidiaries and each of their current and former officers and directors has been fully resolved in accordance with the settlement agreement.
On April 19, 2024, the Litigation Trustee filed the LT Complaint as an Adversary Proceeding in the bankruptcy of GWG in the Bankruptcy Court against Ben Management, the Company, BCH, BCC, New BCC, BHI, various current or former officers and directors of the Company, HCLP and certain of its affiliates, former officers and directors of the Company’s former parent company, trustees of certain trusts that are directly or indirectly controlled by, or operate for the benefit of, Ben’s former CEO and founder or his family, entities directly or indirectly held by, or that are under common control with, such trusts, and in which Ben’s former CEO and his family members are among classes of economic beneficiaries, whether or not Ben’s former CEO is entitled to economic distributions from such trusts, and others. The LT Complaint alleged causes of action that include (i) actual or constructive fraudulent transfer for certain transactions between GWG and the Company or its affiliates, (ii) breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty, and civil conspiracy, (iii) unjust enrichment, (iv) avoidance of any purported releases of the defendants, and (v) disallowance of the claims filed by certain defendants, including the Company, in the GWG bankruptcy case.
More specifically, such challenged transactions related to (i) GWG’s purchase of $10 million of equity in the Company on June 12, 2019, (ii) GWG’s commitment on May 31, 2019 to loan trusts affiliated with the Company $65 million that GWG funded in two tranches ($50 million on June 3, 2019 and $15 million on November 22, 2019) and the repayment of such loan, (iii) GWG’s capital contribution to the Company of $79 million on December 31, 2019, (iv) approximately $145 million in capital contributions by GWG to the Company pursuant to a Preferred Series C Unit Purchase Agreement, and (v) the Company’s ultimate decoupling from GWG. Additionally, the LT Complaint sought to avoid the debts owed by the Company to HCLP. The LT Complaint sought to, among other things, avoid certain of the transactions and/or recover damages, attorney’s fees and expenses, pre-judgment and post-judgment interest. The LT Complaint does not purport to estimate the damages sought.
On August 29, 2024, the Company and related entities moved to dismiss the claims asserted against them. Ben’s former CEO and related entities also moved to dismiss the claims asserted against them. The remaining defendants moved to dismiss the claims asserted against them on November 4, 2024. The motions remain pending as to related entities to Ben’s former CEO. On December 26, 2024, the Litigation Trustee, the Company, its affiliates and officers and directors, and other defendants insured under the applicable insurance policies filed a stipulation informing the court that they had reached an agreement in principle to settle the case. On June 13, 2025, the Bankruptcy Court for the Southern District of Texas approved the settlement agreement resolving all claims pending in the Bankruptcy Court under the lawsuits related to GWG Holdings, Inc. against the Company, its subsidiaries, and each of their current and former directors and officers. The settlement did not require any payment by the Company or its affiliates and officers and directors and resolves the Adversary Proceeding as to the Company, its subsidiaries, and each of their current and former directors and officers. The securities class action described below was also resolved by this settlement. On September 25, 2025, the United States District Court for the Northern District of Texas granted the motion for preliminary approval of the settlement. At a hearing on January 13, 2026, the United States District Court for the Northern District of Texas granted final approval of the settlement. Following this approval, the settlement by its terms became effective as of February 13, 2026. On February 13, 2026, all claims in the LT Complaint against the Company, its subsidiaries, and each of their current and former directors and officers were dismissed with prejudice. All the GWG litigation against the Company, its subsidiaries and each of their current and former officers and directors has been fully resolved in accordance with the settlement agreement.
The terms of the settlement are within the policy limits of the Company’s insurance policy with respect to such claims, and the the settlement was entirely funded by insurance proceeds. Accordingly, the Company has recorded an estimated liability of $34.5 million in accounts payable and accrued expenses and estimated insurance recoveries of $34.5 million in other assets, net, in the consolidated statement of financial condition as of December 31, 2025 and March 31, 2025. The amounts reflected in our consolidated financial statements for the estimated liability and insurance recoveries represents an estimate of the amounts attributable to Ben, its consolidated subsidiaries, and directors as part of a broader settlement also involving other parties.
The settlement of the LT Complaint and the Bayati Action utilizes substantially all of the amount of insurance coverage available to the Company on certain continuing legal matters. Therefore, ongoing defense costs and, to the extent there are any, awards against the Company associated with these legal matters will be borne by the Company. Prior to the settlement of the LT Complaint and the Bayati Action, the substantial majority of the defense costs related to these certain continuing legal matters, were covered under the terms of our directors and officers insurance policies.
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
At times in the past, we have been notified by Nasdaq of our failure to comply with certain continued listing requirements. While we are currently in compliance with all applicable continued listing requirements and standards of Nasdaq, if we are unable to maintain compliance with the applicable listing requirements, our Class A common stock could be delisted from Nasdaq.
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
Additionally, in order to again regain compliance with the Bid Price Requirement, on December 15, 2025, the Company effected a reverse stock split of its Class A common stock and Class B common stock at a ratio of eight (8) to one (1) and a simultaneous proportionate reduction in the authorized shares of each class of its Class A common stock and Class B common stock as required by NRS Section 78.207. On January 2, 2026, the Company received notice from the Nasdaq Staff that the Company had regained compliance with the Bid Price Requirement, and that therefore, the Company was in compliance with the listing requirements of the Nasdaq Capital Market.
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
Although, the Company has regained compliance with all applicable criteria for continued listing on The Nasdaq Capital Market, there can be no assurance that the Company will be able to maintain compliance with all the applicable listing requirements in the future.
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
Brad K. Heppner and HCLP have made repeated attempts to control the Company’s subsidiaries and assets, and if they are successful, such attempts could cause irreparable harm to the Company.
Brad K. Heppner, the Company’s former Chief Executive Officer, and HCLP have made attempts to control the subsidiaries and assets of the Company. As discussed above, on October 10, 2025, HCLP brought an action in the Delaware Court of Chancery against DTC individually and as trustee for Custody Trusts, purporting to be lender to BCH and its affiliates and, among other things, seeks to enforce the guarantees and certain pledge agreements and prevent any future distributions to Beneficient from those particular Custody Trusts. Although the Company is evaluating its obligations under the HCLP Loan Agreement and intends to bring claims against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP and their agents, there is no guarantee that the Company’s efforts against these parties will be successful.
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
See Item 4 - “Controls and Procedures.”
The resulting market price of our Class A common stock following the 2025 Reverse Stock Split may not attract new investors, and it is not certain that the 2025 Reverse Stock Split will result in a sustained proportionate increase in the market price of our Class A common stock.
As discussed above, effective December 15, 2025, the Company effected the 2025 Reverse Stock Split at a ratio of eight (8) to one (1) and a simultaneous proportionate reduction in the authorized shares of each class of its Class A common stock and Class B common stock as required by NRS Section 78.207. Although we believe that a higher market price of our Class A common stock resulting from the Reverse Stock Split may help generate greater or broader investor interest, there can be no assurance that such higher market price will attract new investors, including institutional investors. Additionally, it cannot be assured that the 2025 Reverse Stock Split will result in any sustained proportionate increase in the market price of our Class A common stock, which is dependent upon many factors, including our business and financial performance, general market conditions and prospects for future success, which are unrelated to the number of shares of our Class A common stock outstanding. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our Class A common stock falls below $1.00 per share for a period of at least 30 trading days, our Class A common stock may be delisted from the Nasdaq Capital Market.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Except as set forth below, there were no sales of unregistered securities during the quarter ended December 31, 2025 that were not previously reported on a Current Report on Form 8-K.

On January 6, 2026, the Company issued 17,008 shares of Class A common stock of the Company to a consultant of the Company. The issuance of the Class A common stock pursuant to these transactions was not registered under the Securities Act and each was issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
On January 6, 2026 and January 26, 2026, Yorkville purchased 10,000, and 4,000 shares of Class A common stock for prices of $6.12 and $4.87 per share, respectively, pursuant to the terms of the SEPA. Such issuances were in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.1.4
Certificate of Amendment to the Articles of Incorporation, filed December 10, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on December 11, 2025).

3.1.5
Certificate of Designation of Beneficient Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1.2 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 8, 2023).

3.1.6
Certificate of Designation of Beneficient Series B-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on August 2, 2023).

3.1.7
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

3.1.9
Certificate of Designation of Beneficient Series B-4 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on March 28, 2024).

3.1.10
Certificate of Designation of Beneficient Series B-5 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on January 6, 2025).

3.1.11
Certificate of Designation of Beneficient Series B-6 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on April 7, 2025).

3.1.12
Certificate of Designation of Beneficient Series B-7 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on April 25, 2025).

3.1.13
Certificate of Designation of Beneficient Series B-8 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 25, 2025).

3.1.14
Certificate of Designation of Beneficient Series B-9 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on January 8, 2026).

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

BENEFICIENT

Date: February 17, 2026	By:	/s/ James G. Silk
Interim Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Date: February 17, 2026	By:	/s/ Gregory W. Ezell
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)