Form 10-K
period 2026-03-31
Beneficient
filed 2026-06-30
CIK 1775734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of September 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock was $8,647,572, computed by reference to the closing sales price of $7.61 per share and number of shares outstanding held by non-affiliates of the registrant (each as adjusted for the registrant’s reverse stock split).
As of June 22, 2026, Beneficient had 14,488,560 shares of Class A common stock outstanding and 29,908 shares of Class B common stock outstanding.
Documents Incorporated by Reference
None.

BENEFICIENT
Annual Report on Form 10-K for the Year Ended March 31, 2026

i

EXPLANATORY NOTE
References to “Beneficient,” “we,” “us,” “our,” the “Company” and similar terms refer to Beneficient, a Nevada corporation. In order to maintain its listing on The Nasdaq Stock Market, LLC (“Nasdaq”), in 2024, the Company effected a reverse stock split of its Class A common stock, par value $0.001 per share (the “Class A common stock”), and its Class B common stock, par value $0.001 per share (the “Class B common stock” and together, with the Class A common stock, the “common stock”) at a ratio of eighty (80) to one (1) and a simultaneous proportionate reduction in the authorized shares of each class of common stock as required by Nevada Revised Statutes (“NRS”) Section 78.207 (the “2024 Reverse Stock Split”). The Company’s Class A common stock commenced trading on a post-reverse stock split basis at market open on April 18, 2024. In order to again maintain its listing on Nasdaq, the Company effected a second reverse stock split of its common stock at a ratio of eight (8) to one (1) and a simultaneous proportionate reduction in the authorized shares of each class of common stock as required by NRS Section 78.207 (the “2025 Reverse Stock Split”). The Company’s Class A common stock commenced trading on a post-reverse stock split basis at market open on December 15, 2025.
Proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of the Company’s equity award, warrants, and other equity instruments convertible into common stock, as well as the applicable exercise price. All share and per share amounts of our common stock presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect both the 2024 Reverse Stock Split and 2025 Reverse Stock Split.
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
•while we are currently in compliance with all applicable continued listing requirements and standards of Nasdaq, if we are unable to maintain compliance with all applicable continued listing requirements in the future, our securities could be delisted from Nasdaq;
•we have been notified that events of default have occurred with respect to the HCLP Loan Agreement (as defined herein), and we are subject to litigation in connection with the same. As a result of the events of default, HCLP (as defined herein) has made attempts to secure the collateral under the HCLP Loan Agreement;
•Brad K. Heppner, our former Chairman of the Board of Directors and Chief Executive Officer, has financial interests that conflict with the interests of Beneficient and its stockholders, and following his resignation, Mr. Heppner retains certain rights to nominate candidates for our Board (as defined below). Additionally, we are currently involved in litigation brought by Mr. Heppner and his affiliates and may be subject to additional litigation in the future;
•we identified a material weakness in our internal control over financial reporting and our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2025. While we implemented remedial actions and concluded the material weakness was remediated as of June 30, 2025, if we fail to maintain effective disclosure controls and procedures and internal control over financial reporting, it could result in a material misstatement in our financial statements or a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our Class A common stock;
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
•the Company is currently involved in legal proceedings, has been involved in government investigations, and may be a party to additional claims, litigation and government investigations in the future;
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
•our liquidity, profitability and business may be adversely affected by an inability to access, or ability to access only on unfavorable terms, the capital markets, and we may never obtain the maximum anticipated proceeds contemplated under the current capital raising agreements such as the A&R SEPA (as defined herein);
•the due diligence process that we undertake in connection with any liquidity transaction may or may not reveal all facts that may be relevant in connection with such liquidity transaction;
•poor performance of our Collateral would cause a decline in our revenue, income and cash flow and could adversely affect our ability to raise capital for future liquidity transactions;
•we historically had a substantial amount of goodwill and intangible assets, which we have been, and may in the future be, required to write down the any remaining value of our goodwill due to impairment;
•we are subject to repayment risk in connection with our liquidity transactions;
•transfer restrictions applicable to alternative assets may prevent us from being able to attract a sufficient number of Customers (as defined herein) to achieve our business goals;
•our operations, products and services may be negatively impacted by changes in economic and market conditions;
•shares of Class A common stock and Series A and Series B preferred stock issued by Beneficient are structurally subordinated to interests in Beneficient Company Holdings, L.P. (“BCH”), a subsidiary of Beneficient;
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
While Ben’s financial products and services are presently primarily offered through Ben Liquidity and Ben Custody, Ben plans to expand its capabilities under Ben Custody and provide additional products and services through Ben Insurance, L.L.C. and its subsidiaries (collectively, “Ben Insurance Services”) and Ben Markets L.L.C., including its subsidiaries (“Ben Markets”) in the future. Ben Insurance Services plans to provide insurance products and services to certain “affiliates” (as defined in the Kansas Captive Insurance Act), including the Customer ExAlt Trusts, custody accounts and other trusts for which BFF serves as trustee or custodian, to cover risks attendant to the ownership, management and transfer of alternative assets and financings related to alternative asset transactions. On August 8, 2025, our subsidiary, Beneficient Insurance Company, L.L.C. (“BIC”), voluntarily withdrew its filed application for an insurance charter with the Commissioner of Insurance of the State of Kansas, but intends to resubmit the application in the future. Additionally, BIC’s wholly-owned subsidiary, PEN Indemnity Insurance Company, LTD. (“PEN”) had been registered and licensed as a Class 3 insurer with the Bermuda Monetary Authority under the Bermuda Insurance Act of 1978, but the Company has decided to not seek approval from the Bermuda authorities for PEN to become operational. The Company is in the process of dissolving the relevant Bermuda entities.

Each of our liquidity, primary capital, custody, trustee, trust administration, transfer agent and broker-dealer products and services are structured to be deliverable to our Customers through our online digital platform, AltAccess. AltAccess serves as the centralizing hub of our business and is an interactive, secure, end-to-end portal through which Customers select among our products and services and complete transactions in a regulated environment. Our internal technology team developed Ben’s AltAccess enterprise software systems and managed services, which consist of an integrated array of proprietary and third-party software solutions curated together to power the AltAccess platform enabling our Customers to access our products and services, select those that fit their specific needs and close transactions with Ben. The AltAccess platform is designed to ultimately be provided through a software as a service (“SaaS”) model to multiple intermediaries, including commercial lenders, and to be accessed through an application programming interface (“API”) for these intermediaries to deploy in their businesses. Ben AltAccess’s online platform is presently no longer publicly accessible as its being re-engineered to better meet the needs of our Customers. In the interim, we plan to continue to meet the needs of our Customers seeking liquidity, custody, trust and data services for their alternative assets via other methods.
AltAccess is designed to operate seamlessly across the Ben Business Units, each of which are subject to regulation by various state and federal regulatory agencies. We believe Ben’s utilization of a centralized portal as a core capability and tool for our Customer’s seamless access to a range of alternative assets products and services is unique in the industry. In conducting its trustee, custodial, fiduciary financing and other authorized operations, BFF is regulated by the OSBC (the OSBC does not regulate the entirety of Beneficient). As a result, our AltAccess platform is periodically examined by the OSBC, and has previously been further assessed by a third-party organization who issued a System and Organizational Controls (“SOC”) 2 type 2 and SOC 3 compliance report for the benefit of our Customer users for the year ended March 31, 2025. The Company did not engage this third-party organization in the current fiscal year to complete such SOC compliance reports and may not seek such engagements in future periods either.
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
Our Market
Ben is on a mission to profoundly innovate the approximately $14.71 trillion global alternative asset investment market by disrupting what we consider outdated, inefficient, cost prohibitive and time-consuming processes to access early liquidity and for capital formation in our market. Investments in these types of alternative assets are inherently illiquid and thus require an investor to have unique skills, resources and flexible and extended timelines to realize liquidity. However, our Customers that invest in alternative assets often require near-term liquidity, long-term primary capital and continuously evolving tools because an investor’s investment capital is typically locked-up for ten or more years.
We estimate that the demand for liquidity from our target, underserved, market of MHNW and STMI institutional investors is over $64 billion2,3 annually. And as our target markets grow in size and increase their allocations to alternative investments,
1 Source: PitchBook: Private Capital’s Path to $20 Trillion, Q2, 2024.
2 Ben’s proprietary assumptions and calculations of MHNW and STMI alternatives AUM and turnover, which use data from Spectrem Group, Setter Capital, Capgemini, KKR, RBC-Campden, Cerulli, Goldman Sachs, PitchBook, McKinsey, HFR, With Intelligence, and Credit Suisse.
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

we estimate the demand for liquidity to grow to over $130 billion4 within the next five years. Further, as fund sponsors continue to launch new products and face an increasingly competitive and challenging fund-raising environment, Ben estimates the potential demand for primary commitments to meet fundraising needs, which we can finance from our balance sheet, to be up to $330 billion5. Lastly, general partner-led restructurings continue to drive a meaningful share of the overall secondary market deal flow, accounting for 44% of the total secondary market in 2025, or over $90 billion6. Our focus is to continually disrupt the old ways of operating in the alternative investment industry by introducing innovative new solutions for the future to address this unmet demand for liquidity, primary capital and tools to successfully navigate the alternative asset markets.
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
•In the near future, AltAccess is also expected to be able to provide our Customers access to our trustee services for alternative asset digitization. Ben’s proprietary process would digitize alternative assets through the creation of a controllable electronic record (“CER”) representing a transferable digital twin of the alternative asset. Concurrently, we expect to launch online services that would facilitate, as necessary, the attachment of security encumbrances and lien interests with respect to CERs representing ownership of a Customer’s alternative assets and provide for the associated electronic filing under the Uniform Commercial Code with each applicable Secretary of State. We are not aware of any other company providing this unique online service to commercial lenders and, once brought to
4 Ben’s proprietary assumptions and calculations using data from Setter Capital and public alternative-asset growth estimates (McKinsey and BCG) for MHNW and STMI turnover, and for large institutional and UHNW turnover.
5 Source: PitchBook funds-in-market in 2024 (aggregate target capital); cross-referenced to Beneficient's Originations Primary Financing pipeline.
6 Setter Capital Volume Report FY 2025, page 6.
7 Supra notes 2 and 3.

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
Our Key Differentiators
Ben’s Tech Platform for Customer Engagement & Transactions: AltAccess Enterprise Software Systems
Because we envisioned Ben predominantly engaging and transacting with Customers online, we operate as a technology-enabled fiduciary financial services holding company. BFF serves our Customers in a regulated fiduciary capacity providing financing for secure, rapid, and cost-effective liquidity and primary capital solutions and other fiduciary services, including related custody, trustee, data management and trust administrative services to the Customer ExAlt Trusts and participants in the alternative asset industry – all of which we expect to ultimately be available online. Our liquidity and primary capital, custody, trustee, trust administration, transfer agent and broker-dealer services are designed to be deliverable to our Customers through our digital platform, AltAccess. AltAccess serves as the centralizing hub of our business and is an interactive, secure online entry point through which our Customers receive end-to-end delivery of liquidity, primary capital and our other services. BFF and our other subsidiaries deliver these products to our Customers through secure transactions subject to regulation through every step of the transaction process. AltAccess facilitates a seamless and efficient transaction experience through an online and customer-friendly portal. We have identified certain aspects of each liquidity transaction that can be automated through the AltAccess portal and are considering automating additional aspects in the future. We believe the automation of the transaction process has the potential to improve internal controls compliance, accuracy, and accelerated closing timelines.
Our Intellectual Property (“IP”) and Technology Solutions
Our operating subsidiaries employ Ben’s systems and methodologies in connection with delivering financing for liquidity and primary capital coupled with other fiduciary and other services in a seamless, efficient manner. Our key intellectual property
8 Number of U.S.-based private markets investors estimated as all SEC-registered advisers that have filed a Form ADV to report private funds multiplied by the concentration (by percentage of NAV) of U.S.-based advisers’ main office location. U.S. Securities and Exchange Commission Division of Investment Management Analytics Office “Private Fund Statistics: Second Calendar Quarter 2024”, Table 1.3, at p. 3 & Table 3.2 at p. 13.
9 Supra notes 2 and 3.

is embedded in Ben’s system-wide intelligence, which currently includes computer implemented algorithmic systems forming the basis for our inventions, our AltAccess software enterprise application and Ben’s ExAlt Plan product loan structure for delivering liquidity and primary capital to our Customers. We believe that this system-wide intelligence will ultimately drive Customer engagement, efficient transaction management processes and the delivery of our products and services. Our intellectual property has been engineered to facilitate superior Customer experiences for early exit solutions and primary capital commitments, alternative asset custody services, as well as alternative asset indicative quotes on more than 80,000 alternative asset funds within seconds. Ben is subject to regulatory oversight and proactively obtains other certification to ensure the soundness and security of our systems and processes that depend on our intellectual property. By continuing to expand and enhance our system-wide intelligence, Ben aims to continuously improve our internal transaction management processes and cost efficiency when transacting with our Customers.
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
OptimumAlt Endowment Model
Ben’s balance sheet strategy for ExAlt Loan origination is built on the theory of the portfolio endowment model for the fiduciary financings we make by utilizing our patent-pending computer implemented technologies branded as OptimumAlt. Our OptimumAlt endowment model balance sheet approach guides diversification of our fiduciary financings across seven asset classes of alternative assets, over 11 industry sectors in which alternative asset managers invest, and at least six country wide exposures and multiple vintages of dates of investment into the private funds and companies. Proper diversification has aided in generating past revenues consistent with Ben’s managed revenue strategy and has provided economic exposure to some of the most exciting, sought after private funds and private company names worldwide, currently including:
•A leading Latin American pharmacy, health, and beauty retailer with an integrated physical and digital store network;
•A technology-enabled reforestation company using drones, seed science, and services to restore forests at scale following wildfires and other disturbances;
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
10 Supra notes 2 and 3.

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
    Ben Custody addresses the administrative, regulatory and other burdens of holding alternative assets by offering bespoke full-service custody and trust administration services to trustees of the Customer ExAlt Trusts and alternative asset custodial account administration and related services to Customers and others. Since its launch, Ben Data provides the Customer ExAlt Trusts, and more recently, other Customers with certain data collection, evaluation, and analytics products and services.
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
AltAccess
Ben AltAccess is the central hub through which we interface with Customers. The AltAccess platform provides for the secure, online, end-to-end delivery of each of the Ben Business Units’ products and services. Customers using AltAccess can upload documents, work through tasks and complete their transactions with standardized transaction agreements at no additional cost or hidden fees. To our knowledge, AltAccess is the first and only online portal designed specifically for Customers to access a range of liquidity and capital solutions along with all the complementary products and services that address critical needs related to the ownership, management, and transfer of their alternative assets. The AltAccess’s online platform is presently no longer publicly accessible as its being re-engineered to better meet the needs of our Customers. In the interim, we plan to continue to meet the needs of our Customers seeking liquidity, custody, trust and data services for their alternative assets via other methods.
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
Ben’s internal technology team programmed in the flexibility to allow Ben to deliver the AltAccess platform using a software as a SaaS provider model to multiple intermediaries who could source Customers and transactions for Ben to process through API options as a white label platform for these intermediaries to also deploy in their businesses. Ben’s objectives of focusing on regulator oversight, a SaaS provider model and API options for intermediaries supports our objectives of creating scale and leverage for Ben’s business with intermediary counterparties. We believe that the managed services delivered over AltAccess is the fintech efficient solution for addressing the substantially unmet demand from our Customers seeking primary capital and an early exit from their alternative asset investments. We have identified certain aspects of each liquidity transaction that can be automated through the AltAccess portal and are considering automating additional aspects in the future. We believe the automation of the transaction process has the potential to improve internal controls compliance, accuracy, and accelerated closing timelines.
We have obtained a copyright from the U.S. Patent Office pertaining to the software coding of AltAccess. Further, our AltAccess platform has previously earned the AT&T NetBond® Certification for Cybersecurity, and was subject to a SOC 2 Type 2 examination, in which it received an unmodified attestation opinion from an independent third party for the year ended March 31, 2025. We did not engage the independent third party to perform any SOC examinations for the current fiscal year nor did we seek the AT&T NetBond® Certification for Cybersecurity, and we may not seek such engagements or certifications in future periods either.
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
As an additional funding source, Ben Liquidity has sold, and may continue to sell in the future, participation interests in certain ExAlt Loans (each such loan a “Participation ExAlt Loan”) to Customers or other third parties in exchange for cash.
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
ExAlt Plan liquidity and primary capital transactions are affected in part by ExAlt Loans that Ben Liquidity makes to certain of the Customer ExAlt Trusts, which, in turn, use the loan proceeds for the Customer ExAlt Trusts’ acquisition of a Customer’s alternative assets. ExAlt Loans are supported and primarily collateralized by the cash flows (net of the qualified charitable distributions and certain fees and expenses) (the “Collateral”) received by the Customer ExAlt Trusts from their acquired interests in alternative assets, which primarily include direct and indirect interests (through various investment vehicles, including, limited partnership interests and private and public equity and debt securities, which include our and our affiliates’ securities) in professionally-managed private funds. The Customer ExAlt Trusts effect the qualified charitable distributions, pursuant to which 2.5% of such cash flows for loans originated on or after December 7, 2021 and 5.0% of the payments to Ben Liquidity on the ExAlt Loans for loans originated before December 7, 2021, is distributed to the Charities or Economic Growth Zones.
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

In aggregate, as of March 31, 2026, Ben Liquidity has closed liquidity financings resulting in its loan portfolio, which is comprised of loans with aggregate original loan balances of approximately $924.0 million (which included $72.5 million in original principal loan balance that was subsequently sold to Participant (as defined below) pursuant to the Participation Agreement (as defined below)), backed primarily by Collateral generated from alternative assets with an aggregate net asset value of approximately $1.2 billion at the time of their initial issuance (which includes approximately $103.6 million of Collateral supporting the repayment of the Initial Participation ExAlt Loan (as defined below)). In aggregate, through March 31, 2026, Ben Liquidity has earned stated interest income in the amount of approximately $523.3 million from the ExAlt Loans issued in connection with the liquidity financings resulting in the ExAlt Loans comprising the loan portfolio. Stated interest earned represents accrued but unpaid interest that is capitalized on the principal of the ExAlt Loans and is eliminated in the presentation of our consolidated financial statements but directly impacts the allocation of income (loss) to Ben’s and BCH’s equity holders. The Collateral for the ExAlt Loans in the loan portfolio has resulted in a collateral portfolio primarily comprised of a portion of the cash flows received through the Customer ExAlt Trusts from a diverse portfolio of direct and indirect interests (through various investment vehicles, including, limited partnership interests and private and public equity and debt securities, which include our and our affiliates’ securities) in professionally managed private funds. We refer to the interests underlying the cash flows comprising the Collateral as the “ExAlt Loan Collateral Portfolio.”
Ben Liquidity’s loan portfolio consisted of loans to the Customer ExAlt Trusts with a carrying value (including capitalized interest) of $169.7 million as of March 31, 2026. The ExAlt Loan Collateral Portfolio consisted of interests in professionally managed funds and other investments held by the Customer ExAlt Trusts with an aggregate value of $195.5 million as of March 31, 2026, including interests in alternative assets with a NAV of $162.8 million and investments in debt and equity securities of $32.7 million. Furthermore, following the sales of beneficial interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trusts after fiscal year end, as of March 31, 2026, on a pro forma basis considering these sales of beneficial interests, the aggregate value of all of the investments held by the Customer ExAlt Trusts is $196.6 million, inclusive of the approximately $8.8 million of new originations that have occurred subsequent to our fiscal year end through the date of this Annual Report on Form 10-K.
As of March 31, 2026, the vintages of the funds in the ExAlt Loan Collateral Portfolio ranged from 1993 to 2025.14 Through such funds, the liquidity financings had aggregate exposure to 140 funds15 comprised of 397 underlying investments.16 Such funds are managed by a group of unaffiliated U.S. and non-U.S. based alternative asset management firms that invest in a variety of financial markets and utilize a variety of investment strategies.
As of March 31, 2026, the charts below present the Loan Portfolio’s relative exposure by certain characteristics (percentages determined by aggregate Fiduciary Loan Portfolio principal balance net of allowance for credit losses, which includes the exposure to interests in certain of our former affiliates’ equity and debt securities composing part of the Fiduciary Loan Portfolio):
____________
As of March 31, 2026. The chart represents the characteristics of professionally managed funds and investments in the Collateral portfolio, which is comprised of a diverse portfolio of direct and indirect interests (through various investment vehicles, including, limited partnership interests and private and public equity and debt securities, which include our and our affiliates’ or our former affiliates’ securities), primarily in third-party, professionally managed private funds and investments. Loan balances used to calculate the percentages reported in the pie charts are loan balances net of allowance for credit losses,
14 As of March 31, 2026, such funds comprise 100% of the Collateral.
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

and as of March 31, 2026, the total allowance for credit losses on the ExAlt Loans was $414.4 million, for a total gross loan balance of $584.0 million and a loan balance net of allowance for credit losses of $169.7 million.
(1)    Industry sector based on GICS® Level 2 classification. “Other” classification reflects companies in the GICS® classifications categories of Automobiles & Components, Consumer Services, Food & Beverage, Insurance, Media & Entertainment, Transportation, Retailing, Telecommunication Services, and Pharmaceuticals, Biotechnology & Life Sciences. N/A includes investments assets that Ben management has determined do not have an applicable GICS® Level 2 classification, such as Net Other Assets, Escrows, and Earnouts.
(2)    Geography reflects classifications determined by our management, based on each underlying investment.
(3)    Investment Strategy Type reflects classifications based on each company’s current investment strategy stage as determined by our management.
As of March 31, 2026, the charts below present certain characteristics of the professionally-managed private funds composing part of the ExAlt Loan Collateral Portfolio (percentages determined by net asset value and excludes interests in certain of our former affiliates’ equity and debt securities composing part of the collateral of the Fiduciary Loans):17
____________
As of March 31, 2026. The chart represents the characteristics of the third-party, professionally managed funds and investments in the Collateral. Excludes interests in certain of our and our affiliates or former affiliates’ equity and debt securities. The Collateral for the ExAlt PlanTM Loans in the loan portfolio is comprised of a diverse portfolio of direct and indirect interests (through various investment vehicles, including, limited partnership interests and private and public equity and debt securities, which include our and our affiliates’ or our former affiliates’ securities), primarily in third-party, professionally managed private funds and investments. As of March 31, 2026, such third-party, professionally managed private fund and investments comprise 100% of the Collateral. The vintages of these funds and investments in the Collateral portfolio ranged from 1993 to 2025.
(1)    Industry sector based on GICS® Level 2 classification. “Other” classification reflects companies in the GICS® classifications categories of Automobiles & Components, Consumer Services, Food & Beverage, Insurance, Media & Entertainment, Transportation, Retailing, Telecommunication Services, and Pharmaceuticals, Biotechnology & Life Sciences. N/A includes investments assets that Ben management has determined do not have an applicable GICS® Level 2 classification, such as net other assets, and investments that are not operating companies.
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

Ben Liquidity’s ExAlt Loans are structured as loans with a maturity date of 12 years that bear contractual interest at a variable rate or fixed rate that compounds monthly. The ExAlt Loans made prior to December 31, 2020 (which constitute the majority of our loan portfolio) have a variable interest rate established off a base rate of 14%, and ExAlt Loans made on or after December 31, 2020 have a variable interest rate established off a base rate of 10%, or a fixed rate of 5%-10%. Ben Liquidity may make ExAlt Loans in the future with a variable interest rate, established of different base rates, or with different fixed rates. Ben has continuing engagements supporting its internal work.
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
The initial ExAlt Participation Loan was settled on October 18, 2023.

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
The global alternative investment market, including hedge funds, is estimated to consist of more than $19 trillion of assets under management.18 Of this market, approximately $11.0 trillion19 of assets are held by U.S.-based investors. We currently estimate that of this, our current focus markets of MHNW investors comprise approximately $1.7 trillion20 and that U.S.-based STMI investors also comprise approximately $1.8 trillion.21
As the total alternative investment market has grown, so too has the need for secondary liquidity. Transaction volume in the North American secondary liquidity market was approximately $122 billion22 in 2025, with the global secondary market growing from approximately $4923 billion in 2014 at a compound annual growth rate of 13.8% during the 11-year period. We believe that most all of the volume in secondary liquidity transactions is driven by the largest and most well-resourced investor classes — large institutional investors and ultra-high net worth investors — due to their ability to access legacy secondary liquidity solutions. MHNW individual investors and U.S.-based STMI investors, which combined hold approximately $3.5 trillion of assets, have been virtually shut out from the secondary liquidity market due to a lack of cost efficient, transparent, and seamless technology-enabled solutions.
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
Based on the pace of historical alternative secondary liquidity transactions overall, we estimate that MHNW individual investors and STMI investors in total could seek liquidity between 1.4 and 2.2%25 of their aggregate outstanding alternative investment holdings each year if they were provided with greater access to attractive secondary liquidity solutions. As a
18 Global private capital AUM of approximately $14.7 trillion (PitchBook, Q2 2024), plus global hedge fund AUM of approximately $4.51 trillion (HFR, year-end 2024), together approximately $19 trillion.
19 Estimated based on (i) North American private capital AUM (PitchBook and McKinsey) and U.S. hedge fund AUM (HFR); (ii) market-segment data including the share of hedge fund assets held by individuals (CitiBusiness Advisory), the share of private capital held by family offices and wealthy individuals (Preqin Private Equity Spotlight, February 2016), and the share of total assets held by small, mid- and ultra-high-net-worth individuals (Capgemini and UBS); and (iii) assets held by North American high-net-worth individuals (Capgemini). The total comprises large institutions of approximately $7.5 trillion plus MHNW of approximately $1.7 trillion and STMI of approximately $1.8 trillion, or approximately $11.0 trillion.
20 Id.
21 Id.
22 Setter Capital Volume Report FY 2025.
23 Setter Capital Volume Report FY 2015.
24 Wealth-X Very High Net Worth Handbook 2021.
25 Estimate based on the turnover rate of large institutional investors, calculated as total secondary market volume (Setter Capital Volume Report, FY 2025) divided by public alternative-asset AUM (McKinsey and PitchBook). Ben assumes (i) that MHNW investors would seek approximately two times the turnover rate of large institutional investors and (ii) that STMI investors would seek approximately one-and-a-half times that rate.

result, we estimate the annual market demand for liquidity by MHNW individual investors and STMI could exceed $64 billion.
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
Technology
We believe that we are the only liquidity and financial services provider serving alternative asset investors in the market with a technological solution for sourcing, processing and completing transactions online. Our structure, facilitated by our end-to-end, tech-enabled, Customer-facing technology and applications, is intended to provide our Customers with liquidity in as little as 30 days — and within two to three days for certain qualifying assets. Our rapid transaction process stands in stark contrast to the current market capabilities, which we believe continue to rely on complex transactions with no centralized platform for workflow and customer service. The complexity and cost of these existing approaches can render it impractical for smaller holders of alternative assets to achieve liquidity on acceptable terms. Ben AltAccess’s online platform is presently no longer publicly accessible as its being re-engineered to better meet the needs of our Customers. In the interim, we plan to continue to meet the needs of our Customers seeking liquidity, custody, trust and data services for their alternative assets via other methods.
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
26 Supra notes 2 and 3.

_____________
(1) Under development and not in the market.
Our liquidity and primary capital products are designed to facilitate the delivery of, at a Customer’s election, cash, equity securities or debt securities, or a combination of cash and equity or debt securities.
The foundation of the technologies and systems built into AltAccess includes proprietary digital tools, systems, processes and underwriting methodologies. We developed these digital technologies to facilitate underwriting financings, manage risk and simplifying the closing process:
Proprietary Tech: Ben’s Digital Platform, Systems, and Process
Our proprietary technologies, integrated digital platform and differentiated business model give us the ability to offer a simple, rapid and cost-effective customer experience.
Publicly Traded Stock As Currency
On June 8, 2023, our Class A common stock began trading on Nasdaq, and our warrants, with each whole warrant exercisable for one share of Class A common stock and one share of Series A preferred stock at an exercise price of $920.00 (each a “Warrant” and collectively, the “Warrants”), began trading on Nasdaq. We anticipate an acceleration in the growth in demand for our core products and the public listing differentiates us from our competitors. Accessing public capital can bolster our balance sheet, which serves as the source of funding — cash, equity and debt instruments — for our full suite of liquidity products. With DTC eligibility, our securities could be held at custodial firms and transferred between brokerage accounts electronically, providing greater liquidity for our Customers. Further, using our publicly listed securities as part of the funding for our liquidity products and primary capital products reduces our cost of capital, which in turn could allow us to offer more attractive pricing on our liquidity products to our Customers. Further, using our publicly listed securities as part of the funding for our liquidity products and primary capital products reduces our cost of capital, which in turn could allow us to offer more attractive pricing on our liquidity products to our Customers. We previously received notices from Nasdaq of our non-compliance with the Nasdaq continued listing requirements. While we are currently in compliance with all applicable continued listing requirements and standards of Nasdaq, there can be no assurance that the Company will be able to maintain compliance with such requirements in the future.
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

Organizational Structure
Current Structure
The following simplified diagram, which excludes multiple legal entities, illustrates our organizational structure as of June 22, 2026.
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
•Eco percentage of Beneficient is based on the number of Class A common shares outstanding as of June 22, 2026.
•Eco percentage of BCH is based upon estimated capital account balances as of March 31, 2026 as determined pursuant to Section 704 of the Internal Revenue Code, and such estimates are subject to adjustment. The estimated amounts are based on a deemed liquidation value of BCH of $1.1 billion. As a result of the consummation of the Business Combination, an adjustment to the carrying value of BCH’s assets of $321.9 million occurred. Pursuant to the BCH LPA, approximately 50,300 BCH Class S Ordinary Units would be issuable as a result of the carrying value adjustment. Additionally, subsequent to the Business Combination through March 31, 2026, additional carrying value adjustments occurred, and approximately 2,470,100 (inclusive of the 50,300 units described above) BCH Class S Ordinary Units would be issuable through March 31, 2026 as a result of such carrying value adjustments, subject to the Compensation Policy. Under the Compensation Policy, unless amended or waived, the number of BCH Class S Ordinary Units that may be issued as a result of carrying value adjustments will be limited and require approval of the Board; provided that any such BCH Class S Ordinary Units that are issuable under the carrying value provision may be issued in subsequent years in accordance with the Compensation Policy. As of March 31, 2026, there has been no allocation of the carrying value adjustment among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts and no issuance of any BCH Class S Ordinary Units as a result of such adjustment.
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
(5) Beneficient Management Partners, L.P. (“BMP”), which is owned by certain of Beneficient’s current and former directors and senior employees, is a holder of equity interest in BCH and owns BCH FLP-2 Unit Accounts, BCH Class S Ordinary Units and the Class S Preferred Units of BCH (the “BCH Class S Preferred Units”), as described in the BCH A&R LPA. The BCH FLP-2 Unit Accounts are allocated 49.5% of (1) 15% of profits from financing activities of BCH and (2) Excess EBITDA Margin (as defined herein), which generally relates to the fee-generating businesses of Ben. See “—Management’s Discussion and Analysis of Financial Condition and Results of Operation - Basis of Presentation - Noncontrolling Interests.”
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
(9) All losses attributable to downward adjustments to the carrying value of any assets of BCH and its subsidiaries, such as the goodwill and intangible asset impairments at the Ben Custody, Ben Insurance, and Ben Markets reporting units of $3.1 million and $3.7 million for the years ended March 31, 2026 and 2025, respectively, are allocated pro rata among all holders of BCH units other than the BCH Preferred A-0 Unit Accounts, BCH Preferred A-1 Unit Accounts and the BCH FLP Unit Accounts, until those capital accounts are reduced to zero. As a result of these allocations, the capital account balance of the BCH Class A Units indirectly held by the Company fluctuates as a result of impairments, which may reduce the amount, if any, the Company would receive upon a liquidation of BCH.
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
In addition, we are further seeking to obtain a license to offer insurance products, through another subsidiary, Ben Insurance Services, which would also result in further regulation. As of the date of this Annual Report on Form 10-K, Ben Insurance Services is not operational. We have filed for an insurance charter from the Commissioner of Insurance for the State of Kansas as a result of the adoption of legislative amendments concerning captive insurers in the State of Kansas. On August 8, 2025, Ben Insurance Services voluntarily withdrew the application but intends to refile such application in the future. Another one of our subsidiaries, PEN, had been registered and licensed as a Class 3 insurer under the Bermuda Insurance Act of 1978, but the Company has decided to not seek approval from the Bermuda authorities for PEN to become operational. The Company is in the process of dissolving the relevant Bermuda entities.
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

Intellectual Property
We protect the intellectual property associated with our liquidity products, trust services, Ben Markets portal, and other aspects of our business described in the “Business Lines” section above through trademarks, copyrights, and domain names.
As of June 22, 2026, we own 21 trademark registrations in the United States for our BEN house mark and for several sub-brands related to our business. These registrations will continue in force as long as we file the necessary maintenance documents required by the U.S. Patent and Trademark Office (“USPTO”). It is our customary practice to maintain all registrations for marks that remain in use. We also own 3 active trademark applications in the United States that we are currently prosecuting through the trademark office towards registration.
As of June 22, 2026, we own three copyright registrations in the United States for our proprietary software platforms.
We also have registered domain names for websites that we use in our business, including the domain name <trustben.com>.
We previously filed 8 non-provisional U.S. utility patent applications on certain of our systems and processes underlying our liquidity products and trust services. Due to the ongoing costs associated with pursuing issuance, we are not actively pursuing or preserving these applications at this time, and there can be no assurance that we will resume pursuing these or other patents or that we would obtain any patent protection for the related systems and processes.
Human Capital Management
Total Compensation and Rewards
We seek to provide competitive compensation and benefits, which is intended to include market-based pay that is competitive for our industry. We offer a full complement of health and welfare benefits such as health, dental, vision, life insurance and AD&D. A 401(k)-retirement plan is also offered. In addition, we promote equity ownership for our employees through various programs, including the Beneficient 2023 Long Term Incentive Plan (as amended, the “2023 Incentive Plan”). The Beneficient Company Group, L.P. 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan” or the “2018 Plan”), which was assumed by Beneficient in connection with the Conversion and the BMP Equity Incentive Plan (the “BMP Equity Incentive Plan”), as amended from time to time.
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
Employees
We employed approximately 50 employees as of June 22, 2026.
Available Information
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
We have a history of net losses. We generated a net loss of $164.7 million for the year ended March 31, 2026 and we have historically generated net losses. In aggregate, these net losses have resulted in an accumulated deficit of $2.1 billion as of March 31, 2026.
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

We have historically had a substantial amount of goodwill and intangible assets, and we have been, and may in the future be, required to write down any remaining value of our goodwill due to impairment, which could have a material adverse effect on our business, financial condition and results of operations.
A significant portion of our total assets historically have been comprised of goodwill and intangible assets that arose from a series of transactions with GWG and relate principally to our Ben Liquidity business. We perform goodwill and intangible asset impairment annually, during the fourth quarter of each year, or when events occur, or circumstances change that would more likely than not indicate impairment has occurred, including a significant substantial decline in the prevailing price of our Class A common stock. Subsequent to our public listing on June 8, 2023, and through the date of this Annual Report on Form 10-K, the Company has, at times, experienced a significant sustained decline in the price of its Class A common stock and its related market capitalization. We believe that these factors indicated that the fair value of our reporting units had more likely than not fallen below their carrying values for each quarter during the year ended March 31, 2025 and for the quarter ended March 31, 2026. As such, management performed impairment tests of goodwill as of June 30, September 30, December 31 and March 31 of fiscal 2025 and as of March 31 of fiscal 2026, which resulted in non-cash goodwill impairment of $3.7 million being recorded at the Ben Custody and Ben Markets reporting units in fiscal 2025. Additionally, we recognized intangible asset impairment related to an insurance license of $3.1 million at the Ben Insurance reporting unit in fiscal 2026. Because a number of factors may influence determinations of fair value of goodwill and our intangible assets, including the price of our Class A common stock, which has continued to decline since our public listing, there can be no assurance that our future evaluations of goodwill will not result in findings of significant impairment and related write-downs, which may have a material adverse effect on our business, financial condition and results of operations. As of March 31, 2026, remaining goodwill totaled $9.9 million, and there are no other remaining intangible assets.
In assessing impairment, the Company computed the fair value of each reporting unit by computing the overall enterprise value of the Company by valuing its various equity instruments, primarily based on the Class A common stock price per share. The overall enterprise value was allocated to each reporting unit using the discounted cash flow method to estimate the relative value of each reporting unit based on their future cash flows using a multi-year forecast, and a terminal value calculated using a long-term growth rate that was informed based on our industry, analyst reports of a public company peer set, current and expected future economic conditions and management expectations. The discount rate used to discount these future cash flows was determined using a capital asset pricing model based on the market value of equity of a public company peer set, adjusted for risk characteristics and expectations specific to the reporting unit, combined with an assessment of the cost of debt. The discount rates used for each reporting unit in each of the assessments during fiscal 2025 and fiscal 2026 ranged from 28.0% to 29.3%. The Company applied a terminal year long-term growth rate of 3.0% for each reporting unit during each of the interim impairment assessments. As of March 31, 2026, remaining goodwill relates to Ben Custody and Ben Markets and there are no other intangible assets remaining. There was approximately $4.3 million of reporting unit fair value over carrying value for Ben Custody and approximately $1.4 million of reporting unit fair value over carrying value for Ben Markets as of March 31, 2026.
Future valuations, to the extent necessary, of the enterprise value may use different valuation methodologies than the methodology employed during the impairment tests conducted in fiscal 2025 and 2026, including the income approach, which would heavily incorporate management’s estimate of discounted cash flow. With all valuations, our assumptions reflect management’s best estimates of future performance. Further valuations involving estimates, specifically to the extent they may utilize management’s estimates of discounted cash flow, could assume that we capture a significant market share of liquidity transactions leading to a substantial rate of growth of new service offerings and products, revenues and assets. These estimations are uncertain to occur, and to the extent we fall short of achieving our expected growth in revenues and assets, material impairments of our goodwill or intangibles may occur in the near term. Additionally, litigation related to our transactions with GWG has had, and could further have, a material adverse effect on our ability to execute on our business plan, which could have an effect on the value of our goodwill and intangibles. While management can and has implemented its business plans, a failure to further execute our business plans or adverse changes in management’s forecasts, to the extent used in future valuations, could result in a decline in our estimated fair value and could result in an impairment of our goodwill or intangible assets. A significant sustained decrease in the Company’s common stock has in the past been an indicator, and in the future may indicate, that impairment is present and may require a quantitative impairment assessment of the Company’s assets, including goodwill and intangible assets. Any such future impairment charges for goodwill or other intangibles may reduce the overall assets and may result in a change in the perceived value of the Company and ultimately may be reflected as a reduction in the market price of our securities. Any impairment charge would adversely impact the income (loss) allocable to Ben’s equity holders. Additionally, an impairment charge may also adversely influence our ability to raise capital in the future. Further, primarily as a result of the impairment of our goodwill, we have a negative amount of stockholders’ equity as of March 31, 2026 and 2025.

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
The primary source of repayment for the ExAlt Loans and related fees is cash flows from the interests comprising the ExAlt Loan Collateral Portfolio underlying the Collateral. Should the performance of the collateral underlying our loan portfolio generate insufficient returns, including returns impacted by the Asset Sales Initiative described elsewhere, to repay the outstanding principal and interest of a loan, the Customer ExAlt Trusts may default on the loan. Although Ben Liquidity uses a comprehensive approach to price the net value of liquidity transactions before entering into them and elects to finance liquidity transaction that will promote collateral diversity among the pooled interests held in the Collective Trusts, there is no guarantee that the collateral will perform well or that, even if most of the collateral performs well, that the Collective Trusts will generate positive returns over a particular time period. If the collateral does not perform well or if the Collective Trusts as a whole does not perform well, our revenue, income, cash flow and resources available for operations would decline and Ben Liquidity’s ability to enter into new liquidity transactions would be impaired.
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
As of March 31, 2026, we had approximately $96.8 million of debt (including unamortized premium thereon), which is principally derived from borrowings under the Second Amended and Restated First Lien Credit Agreement (as amended, “First Lien Credit Agreement”) and the Second Amended and Restated Second Lien Credit Agreement (as amended, “Second Lien Credit Agreement,” collectively, the “HCLP Loan Agreement” or the “HCLP Loan”) with our lender, HCLP Nominees, L.L.C (“HCLP”), which is an indirect subsidiary of Highland Consolidated, LP. The majority of HCLP is indirectly owned by The Highland Investment Holdings Trust, of which Mr. Heppner, our former CEO, and his family are the beneficiaries. We previously also had borrowings outstanding under that certain Credit and Guaranty Agreement, dated October 19, 2023 (as amended, the “HH-BDH Credit Agreement”), with HH-BDH LLC (“HH-BDH”), as administrative agent, an entity affiliated with Mr. Mack Hicks, who is a member of our board of directors.
The HH-BDH Credit Agreement has certain required payment obligations, financial covenants, and information reporting requirements, however, all outstanding principal amounts under the HH-BDH Credit Agreement were repaid in January 2026. On March 10, 2026, we entered into that certain Letter Agreement (the “2026 Letter Agreement”) with HH-BDH, pursuant to which the HH-BDH Credit Agreement was amended to provide for the payment of the remaining $1.7 million in interest and fees outstanding under the HH-BDH Credit Agreement. For the payment of the outstanding interest and fees, we (i) issued HH-BDH 149,904 shares of the Company’s Class A common stock having an aggregate value of $572,588 based on the five-day volumed-weighted average price per share of the Class A common stock on March 10, 2026, and (ii) agreed to pay HH-BDH an amount in cash equal to $1,000,000 not later than five business days following September 30, 2026. Additionally, for the payment of outstanding expenses, we paid HH-BDH an amount in cash equal to $94,365 in April 2026.
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
Furthermore, periodically, we have sought to extend the maturity date of our secured loans with HCLP and have paid fees in connection with this extension. We have also been required to amend the HH-BDH loan and have paid fees in connection with these amendments.
The HCLP Loan purportedly matured on April 14, 2025, and on July 30, 2025, HCLP delivered written notice that events of default occurred with respect to the HCLP Loan Agreement and provide that all amounts owed under the HCLP Loan Agreement are immediately due and payable. On May 7, 2026, Mr. Heppner was convicted of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, and false statements to auditors. At trial, it was established that Mr. Heppner fabricated the HCLP Loan, that HCLP was controlled by Mr. Heppner and that monies paid to HCLP in connection with the HCLP Loan were paid to Mr. Heppner. Due to Mr. Heppner’s conviction and other facts established in the related proceedings, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP. See the Risk Factor entitled “The HCLP Loan Agreement is collateralized by all of the assets of BCH and the loans, excluding the ExAlt Participation Loans, originated by the Customer ExAlt Trusts and certain of the custody trusts, and the Term Loan under the HH-BDH Credit Agreement is collateralized by pledges of substantially all of the assets of Beneficient Financing, BCH’s equity interests in Beneficient Financing, certain equity interests in the Custody Trust and certain deposit accounts” for additional information.
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
Previously, we have been notified by Nasdaq that based on the Company’s non-compliance with certain Nasdaq listing requirements. Although the Company has regained compliance with all applicable criteria for continued listing on The

Nasdaq Capital Market, there can be no assurance that the Company will be able to maintain compliance with all applicable listing requirements in the future.
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
We have an evolving business model.
Our business model is one of innovation, including continuously working to expand our product lines and services to our customers. For example, we have expanded into the transfer agent space in recent periods. It is unclear whether this service will be successful. Further, we continuously try to offer additional types of services, and we cannot offer any assurance that any of them will be successful. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.
We may incur significant losses as a result of ineffective risk management processes and strategies.
We seek to monitor and control our risk exposure by developing an effective risk and control framework, which encompasses a variety of separate but complementary financial, credit, operational, compliance, and legal reporting systems, internal controls, management review processes and other mechanisms. However, as of March 31, 2026, because we have closed only a limited amount of liquidity transactions, Ben Liquidity’s loan portfolio is not fully diversified, and we may be over-exposed to certain areas of the market. While we employ and will continue to develop and deploy risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application may not be effective and may not anticipate every risk event in all market environments or the specific nature of the impact and timing of such outcomes. Our failure to manage risk effectively could have an adverse effect on our business and results of operations.
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
A failure to meet these conditions may subject us to examination or corrective action or result in the failure to obtain the required regulatory approvals or, if obtained, a suspension or revocation of our authority to do business as an insurance company, which would mean that we would not be able to provide the planned insurance products until the approvals are obtained or any suspension or revocation of the required approvals is resolved. If obtained, any suspension or revocation of regulatory approvals would negatively impact our reputation in the marketplace and could have a material adverse effect on our ability to grow our exposure to alternative assets.
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
The Company’s only cash-generating assets are its indirect interests in BCH and ExAlt Holdings, LLC and the Company’s cash flow is dependent on the ability of these entities to make distributions. In addition, the Company’s ability to pay periodic distributions to its common and preferred stockholders may be limited by the Company’s holding company structure, applicable provisions of Nevada law and contractual restrictions and obligations, and the Company’s stockholders may be liable to repay dividends.
The Company is Ben’s holding company and has no material assets other than the indirect ownership of the BCH Class A Units and, as of February 24, 2026, membership interests in ExAlt Holdings, LLC (“ExAlt Holdings”). As a holding company, the Company conducts its business through its subsidiaries. The Company has no independent means of generating revenue and therefore its cash flow is completely dependent on these entities making distributions to their partners or members. In the case of BCH, this includes Ben LLC, which is the general partner of BCH and owned by the Company. The Company is the sole member and manager of ExAlt Holdings. Accordingly, the Company intends, to the extent permitted under the terms of the respective operating agreements to cause these entities to make distributions to its respective partners or members, including Ben LLC, to fund any distributions the Company may declare on the Beneficient common stock or preferred stock. If the Company’s subsidiaries are unable to make dividend payments or distributions to the Company and sufficient cash or liquidity is not otherwise available, the Company may not be able to pay dividends. If BCH makes such distributions, certain limited partners of BCH will have priority with respect to such distributions and will be entitled to receive distributions in accordance with the terms of the BCH A&R LPA. There are no other members in ExAlt Holdings and, as such, there is no priority over the Company’s shareholders on distributions from ExAlt Holdings.
The Company’s ability to pay dividends is also limited by the laws of Nevada. Under Nevada law, a Nevada corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as they become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, the Company generally may not make a distribution if, after giving effect to the distribution, the Company would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus, unless the terms of such class or series of stock provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of stock then outstanding, if any. In addition, the terms of any credit facility or other financing arrangements involving the Company, or subsidiary entities, as a party to or may enter into in the future may include covenants or other restrictions that could constrain the Company’s, or the subsidiary’s ability to make distributions.
Shares of our Class A common stock, Series A preferred stock, Series B preferred stock, and any additional series of preferred stock we issue are and will be structurally subordinated to interests in BCH.
Because the Company has a holding company structure, as an interest in the Company, Class A common stock, Series A preferred stock, Series B preferred stock and any additional series of preferred stock we issue are and will be structurally subordinated to interests in BCH, including creditors and holders of certain equity interests. For ExAlt Holdings however, there are no other members and, as such, there is no priority over the Company’s shareholders on distributions from ExAlt Holdings.
With respect to BCH, upon its sale, liquidation, dissolution or winding up, the Class A Units the Company indirectly owns in BCH will be entitled to distributions ranking junior to all other currently issued and outstanding classes and series of BCH’s preferred units. Entities related to Mr. Heppner own the majority of the BCH securities.
As of March 31, 2026, the BCH interests had an aggregate estimated capital account balance determined in accordance with Section 704 of the Internal Revenue Code of $1.1 billion, other than the BCH Class S Ordinary Units, which will share any such distributions with the Class A Units held by the Company on a pro rata basis and any distributions from BCH would first accrue to the preferred units that are structurally senior to the Class A Units held indirectly by the Company, which comprise roughly $1 billion of the capital accounts. In addition, BCH or Ben LLC could issue securities in the future that have a senior preference on payment to the BCH Class A Units indirectly owned by the Company or that are otherwise structurally senior to Class A common stock or any preferred stock we issue.
With respect to ExAlt Holdings, upon its sale, liquidation, dissolution or winding up, the membership interest the Company owns in ExAlt Holdings will be entitled to all distributions from ExAlt Holdings as there are currently no other membership interests outstanding. Pursuant to that certain Funding Agreement, dated April 7, 2026, ExAlt Holdings may become a creditor to the Company’s financing vehicle(s), to be determined on a case by case basis by ExAlt Holdings, by providing funding to the financing vehicle(s) for “loans” made to the ExAlt PlanTM. Any of the aforementioned fundings would entitle ExAlt Holdings, as a creditor of the Company’s subsidiary financing vehicle, to all cash flow generated by such fundings. As of March 31, 2026, the ExAlt Holdings interests had an aggregate estimated capital account balance, related to such fundings, determined in accordance with Section 704 of the Internal Revenue Code of $0. In addition, ExAlt Holdings could issue securities in the future that have a senior preference on payment to the interest owned by the Company or that are otherwise structurally senior to the Company’s interest.
Therefore, in any bankruptcy, liquidation or similar proceeding, all claims of creditors (including trade creditors) of BCH or ExAlt Holdings will have priority over the Company’s equity interests in BCH (and therefore the claims of the Class A common stock and any preferred stock we issue) or ExAlt Holdings with respect to the assets of BCH or ExAlt Holdings, respectively. Even if the Company is recognized as a creditor of BCH or ExAlt Holdings, the Company’s claims would still be effectively subordinated to any security interests in the assets of BCH or ExAlt Holdings, respectively, and to any indebtedness or other liabilities of BCH or ExAlt Holdings, respectively, senior to the Company’s claims. Consequently, Class A common stock, Series A preferred stock and Series B preferred stock are structurally subordinated to all indebtedness and other liabilities (including trade payables) of BCH, ExAlt Holdings and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. In addition, future debt and security agreements entered into by BCH or ExAlt Holdings may contain various restrictions, including restrictions on payments by BCH or ExAlt Holdings to the Company and the transfer by BCH or ExAlt Holdings of assets pledged as collateral.
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
Pursuant to the terms of the Eighth Amended and Restated Limited Partnership Agreement of BCH (the “BCH Eighth A&R LPA”) that became effective on June 7, 2023 in connection with the consummation of the Business Combination, the preferred returns on the BCH Class S Preferred Units and the BCH Preferred A-1 Unit Accounts have been waived and shall not accrue until December 31, 2024, unless there are allocations of income up to the amount of such quarterly returns, in which event such returns have not be waived. This waiver continued under the terms of the BCH Ninth A&R LPA. As of March 31, 2026, there are substantial amounts in the capital accounts and hypothetical capital accounts of the senior limited partner interests in BCH that continue to exist and have priority over the BCH Class A Units indirectly held by the Company. As of March 31, 2026, the estimated capital account balances and the estimated hypothetical capital account balances of the limited partner interests entitled to preferred returns are as follows: BCH Class S Preferred Units – capital account nominal and hypothetical capital account $0.3 million; and BCH Preferred A-1 Unit Accounts – capital account $760.9 million and hypothetical capital account $930.7 million. In addition, the aggregate estimated capital account balance as of March 31, 2026 for the remaining limited partner interests (BCH Preferred A-0 Unit Accounts) that are senior to the BCH Class A Units indirectly held by the Company is $252.8 million.
The estimated capital account balances and estimated hypothetical capital account balances disclosed in this Annual Report on Form 10-K have been prepared and disclosed for informational purposes only to provide an indication of the amounts that will have priority over the BCH Class A Units that are held indirectly by Beneficient. The estimates are based upon a deemed liquidation value of $1.1 billion as of March 31, 2026 and are subject to adjustment based upon actual results of operations, including the financial performance of BCH’s underlying investments and an adjustment to the carrying value of the assets of BCH in connection with Beneficient’s Business Combination. The holders of these senior limited partner interests in BCH with such capital account and hypothetical capital account balances will have priority over any distributions payable to the Company as the indirect holder of the BCH Class A Units. Entities related to Mr. Heppner own the majority of the BCH securities.
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
As a part of its business plan, the Company expects to issue additional equity securities in capital raising transactions or otherwise, resulting in the dilution of the ownership interests of its present stockholders. The Charter, as amended, authorizes the issuance of 875,031,250 shares of capital stock, consisting of: 625,000,000 shares of Class A common stock, 31,250 shares of Class B common stock and 250,000,000 shares of preferred stock, with 50,000,000 shares being shares of Series A preferred stock and 5,946,627 shares of Series B preferred stock, which consist of 3,768,995 shares of Series B-1 preferred stock, 200,000 shares of Series B-2 preferred stock, 20,000 shares of Series B-3 preferred stock, 6,932 shares of Series B-4 preferred stock, 468,481 shares of Series B-5 preferred stock, 965,576 shares of Series B-6 preferred stock, 23,333 shares of its Series B-7 preferred stock, 191,037 shares of Series B-8 preferred stock, and 302,273 shares of Series B-9 preferred stock as of March 31, 2026 pursuant to the respective the respective certificates of designation. Subsequent to March 31, 2026, the Company issued 875,214 shares of its Series B-10 preferred stock pursuant to the respective certificate of designation.
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
The Company conducts its operations through operating subsidiaries, and as such its most significant assets are cash and its ownership interests in its subsidiaries, controlled affiliates and equity investees. Accordingly, our ability to meet our obligations, including our debt-related and dividend-payment obligations, materially depends upon the ability of our subsidiaries to distribute cash to us. In this regard, the ability of the Company’s subsidiaries to distribute cash to the Company is, and will continue to be, restricted by certain negative covenants contained in the HCLP Loan Agreement and the HH-BDH Credit Agreement. As described above, the principal balance of the HH-BDH Credit Agreement was repaid in January 2026, and pursuant to the 2026 Letter Agreement, we have agreed to satisfy payment terms of outstanding interest and fees no later than five business days following September 30, 2026.
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
The HCLP Loan purportedly matured on April 14, 2025, and on July 30, 2025, HCLP delivered written notice that events of default occurred with respect to the HCLP Loan Agreement. Due to Mr. Heppner’s conviction and other facts established in related proceedings, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP. See the Risk Factor entitled “The HCLP Loan Agreement is collateralized by all of the assets of BCH and the loans, excluding the ExAlt Participation Loans, originated by the Customer ExAlt Trusts and certain of the custody trusts, and the Term Loan under the HH-BDH Credit Agreement is collateralized by pledges of substantially all of the assets of Beneficient Financing, BCH’s equity interests in Beneficient Financing, certain equity interests in the Custody Trust and certain deposit accounts” for additional information.
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
The primary source of funds for the Customer ExAlt Trusts to repay our ExAlt Loans is distributions from the alternative assets held by the Customer ExAlt Trusts. Any delay in receiving such distributions could adversely impact our liquidity and ability of the Customer ExAlt Trusts to repay the ExAlt Loans. To the extent the Customer ExAlt Trusts do not receive distributions, such as if managers of the professionally managed funds comprising the alternative assets determine to delay distributions or transactions that would result in cash distributions to their limited partners, the Customer ExAlt Trusts’ ability to repay the ExAlt Loans, and therefore, Ben Liquidity’s ability to receive principal and interest payments, may be adversely impacted. For example, during the year ended March 31, 2026, largely as a result of macro-economic conditions, the Customer ExAlt Trusts received fewer distributions from their alternative assets, excluding the proceeds received from the sales described herein, than was originally anticipated, which adversely impacted the Customer ExAlt Trusts’ ability to repay the ExAlt Loans and our liquidity.
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
Additionally, certain of the Customer ExAlt Trusts served as collateral against the purported HCLP Loan. In connection with an action brought by HCLP in the Delaware Court of Chancery in October 2025 against Delaware Trust Company (“DTC”), as trustee for twenty-five Custody Trusts, the parties entered into an agreed form of order which was approved by the Court. Under the order, DTC agreed to not transfer, sell, encumber or otherwise dispose of the collateral held by the Custody Trusts, which includes any distributions received from the collateral during the pendency of the order, and the parties agreed to request a trial date in mid-2026. On November 21, 2025, the parties stipulated to a form of order that was approved by the

Court which stayed all proceedings until the conclusion of Mr. Heppner’s criminal trial in April 2026. While, the Company is not named in either the action or the motion, the order results in any payment received by the twenty-five Custody Trusts from the collateral held by these Custody Trusts, to be retained and not used to repay our ExAlt Loans or any of our fee income until the matter is concluded.
Risks Related to Litigation and Government Investigations
Following approval of the settlement of the GWG bankruptcy, outstanding claims against Mr. Heppner and his affiliates could adversely impact our financial operating results.
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
On March 10, 2025, the Company entered into a binding settlement agreement to resolve all claims in the GWG’s Chapter 11 Cases for a sum within applicable insurance policy limits, and the Bankruptcy Court approved the settlement agreement on June 13, 2025. At a hearing on January 13, 2026, the United States District Court for the Northern District of Texas granted final approval of the settlement. Following this approval, the settlement by its terms became effective as of February 13, 2026. Furthermore, on February 13, 2026, all claims brought by Michael I. Goldberg as the litigation trustee against the Company, its subsidiaries, and each of their current and former directors and officers were dismissed with prejudice, except claims against Mr. Heppner and his associated entities. To the extent the Company owes certain indemnification obligations to Mr. Heppner and his affiliates, such obligations could create uncertainty and could result in substantial costs to us.
On June 15, 2026, the litigation trustee filed a motion to approve an amended settlement agreement between the litigation trustee and the Company that would ensure any recoveries against Mr. Heppner by either party will go to the Litigation Trust. The amended agreement also sets forth a cooperative framework between the litigation trustee and the Company in pursuing claims against Mr. Heppner, including shared legal counsel.
Our former CEO and Chairman of the Board has been convicted of securities fraud.
On November 4, 2025, our former Chairman of the Board of Directors and CEO, Brad K. Heppner, was indicted by the United States Southern District of New York charging Mr. Heppner with various counts comprised of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, false statements to auditors, and falsification of records. As previously disclosed, Beneficient accepted the resignation of Mr. Heppner in June 2025 promptly after the Company learned of credible evidence of his fraud on the Company and others. On May 7, 2026, Mr. Heppner was convicted of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, and false statements to auditors. The Company has and will continue to cooperate with the government’s investigation of Mr. Heppner. The Company will continue to vigorously pursue its own potential claims against Mr. Heppner and entities associated with him on behalf of its shareholders, including with respect to the validity of the Company’s obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan.
Although the Company is not a party to this case, the ongoing matter has resulted in negative publicity and may impact the willingness of our customers and other parties to transact business with us, which could adversely affect our reputation, operations and financial condition. In addition, as the case has been decided against Mr. Heppner, Mr. Heppner could be considered a “bad actor” under federal securities laws and, as a result, the Company may be unable to utilize certain exemptions for private securities sales, which could negatively impact the ability of the Company to raise capital and conduct its ordinary course liquidity transactions.
Additionally, the Company may incur expenses and face potential litigation risk arising from Mr. Heppner’s conviction, including in connection with claims asserted by Mr. Heppner himself. Mr. Heppner has demanded that the Company advance approximately $3.8 million to fund his criminal defense costs, plus additional amounts for future trial and appellate proceedings, under certain indemnification provisions in the Company’s Bylaws, the Services Agreement, the Second Amended and Restated Limited Liability Company Agreement of BCG, and the Ninth A&R BCH LPA. The Company denies that it is obligated to pay such costs, and the parties have filed competing lawsuits to determine whether Mr. Heppner is entitled to advancement of his criminal defense costs. For more information, see “Legal Proceedings.”
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
Additionally, on December 16, 2022, a former member of the board of directors of Ben Management initiated a private arbitration in the International Court of Arbitration of the International Chamber of Commerce, challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The claimant sought total damages of $36.3 million plus attorney’s fees and punitive damages. On April 23, 2024, the sole arbitrator held that in terminating the claimant’s equity awards, the Company had breached its contractual obligations, and as a result, awarded the claimant $55.3 million in compensatory damages, including pre-judgment interest. Post-judgment interest was also awarded to claimant. Neither attorneys’ fees nor punitive damages were awarded to the claimant. The Company was also asked to pay arbitration-related costs in the amount of approximately $0.1 million. On July 29, 2024, the Texas District Court entered an order vacating the previous Arbitration Award against the Company in the aggregate amount of approximately $55.3 million in compensatory damages, including pre-judgment and post-judgment interest. The Texas District Court directed the parties to file motions requesting any further relief that may be available within twenty days of the order. On August 2, 2024, the claimant filed an appeal to challenge the order vacating the Arbitration Award in the Texas Fifth Court of Appeals. The claimant filed his opening brief on October 28, 2024, and the Company filed its response brief on January 21, 2025. On February 10, 2025, the claimant filed his reply brief. The Texas Fifth Court of Appeals heard oral arguments in April 2025. On October 10, 2025, the Texas Fifth Court of Appeals reversed the judgment of the Texas District Court and confirmed the previous Arbitration Award. On November 12, 2025, the Company filed a motion for re-hearing with the Texas Fifth Court of Appeals. On May 13, 2026, the Texas Fifth Court of Appeals denied the Company’s motion for re-hearing. On June 4, 2026, the Company filed a petition for review with the Supreme Court of Texas requesting that it reverse the Texas Fifth Court of Appeals’ ruling and reinstate the trial court’s decision to vacate the arbitration award. In the Texas District Court, on April 20, 2026, the Company was ordered to post a bond of not less than $25 million as security to protect the judgment pending appeal. On April 30, 2026, the Company filed a Motion for Reconsideration and Stay challenging the bond order. On June 18, 2026, the Company filed a Sworn Declaration establishing that the aggregate current net worth under U.S. GAAP of the defendant entities as determined under Texas law is negative. On June 22, 2026, consistent with the Sworn Declaration, the Company deposited a $100 cash bond in lieu of a supersedeas bond pursuant to Texas Rule of Appellate Procedure 24.2(a)(1) and Texas Civil Practice & Remedies Code § 52.006. The Company will continue to vigorously defend itself in this matter and we are exploring available options with respect to the Arbitration Award, which may include working with the Claimant on settlement terms that could reduce the potential near term cash obligations associated with the arbitration. There can be no assurance that we will be able to reach a settlement on terms that are favorable to us or at all.
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
On January 10, 2025, the Hatteras Defendants and Mr. Perkins filed a Notice of Removal, removing the action to District Court pursuant to the Class Action Fairness Act, 28 U.S.C. § 1453(b), and 28 U.S.C. § 1332(d), which provides for federal jurisdiction over certain class action lawsuits. On January 28, 2025, YWCA filed an amended complaint, which continues to assert the derivative claims asserted in its original complaint (Counts I-VII) but no longer asserts the class action claim (formerly Count VIII). As a result, the parties entered into a stipulation remanding the case to the Court of Chancery for all further proceedings, which was entered by the District Court on February 5, 2025. On February 6, 2025, the parties filed a Joint Stipulation and Proposed Order Setting Time to Respond to Amended Complaint in the Court of Chancery. On March 3, 2025, the Ben Defendants filed a motion to dismiss the complaint and an opening brief in support of such motion. On April 18, 2025, YWCA filed its opposition to the motions to dismiss, and on May 12, 2025, Defendants filed their replies. On December 5, 2025, the Court held a hearing on Defendants’ motions to dismiss. The Court dismissed the fraud claim against the Company from the bench and took the aiding and abetting and unjust enrichment claims under advisement. On May 4, 2026, the Delaware Supreme Court denied the Hatteras Defendants’ application for interlocutory appeal. On May 29, 2026, the Company filed its answer to the amended complaint. On June 17, 2026, the Hatteras Defendants and Mr. Perkins filed a third-party complaint against Mr. Heppner. The Company intends to vigorously defend against the remaining claims.
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
Prior to the settlement of the GWG Chapter 11 Cases and related claims, the substantial majority of the defense costs related to these certain continuing legal matters, were covered under the terms of our directors and officers insurance policies. The settlement of the GWG Chapter 11 Cases and related litigation utilized substantially all of the amount of insurance coverage available to the Company on certain continuing legal matters. Therefore, ongoing defense costs and, to the extent there are any, awards against the Company associated with these legal matters will be borne by the Company.
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
We may not be able to obtain issued patents relating to our technology or products. We previously filed eight non-provisional U.S. utility patent applications with the USPTO on certain of our systems and processes underlying our liquidity products and trust services. Due to the ongoing costs associated with pursuing issuance, we are not actively pursuing these applications at this time, and there can be no assurance that we will resume pursuing these or other patents or that we would obtain any patent protection for the related systems and processes.
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
Pursuant to the Sarbanes-Oxley Act of 2002 and related rules and regulations, our management is required to report annually on the effectiveness of our internal control over financial reporting and assess the effectiveness of our disclosure controls on a quarterly basis. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to consistently produce reliable financial statements and financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. The Company’s current management concluded that as a result of a material weakness in internal control over financial reporting at the evaluation date, the Company’s disclosure controls and procedures and internal control over financial reporting were not effective at March 31, 2025. The material weakness relates to a deficiency in the control environment specifically because certain actions by a former member of senior management failed to demonstrate commitment to integrity and ethical behavior and senior management did not set an appropriate tone at the top. Although these actions did not have a quantitative impact on our financial statements, because of the circumvention of controls orchestrated by the now former member of senior management, we concluded that the potential for material misstatement of the financial statements was more than remote. Accordingly, management has determined that this control deficiency constitutes a material weakness as of March 31, 2025.
A “material weakness” is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
During the quarter ended June 30, 2025, we implemented various remedial actions and concluded as of June 30, 2025 that the material weakness described above has been remediated. Although we have implemented remedial actions to improve the design and operational effectiveness of the elements of the internal control environment that contributed to this material weakness, including through management changes and the separation of the role of chairperson of the Board of Directors and CEO, there can be no assurance that we will be successful in maintaining our internal controls over financial reporting, or that we will not identify additional control deficiencies or material weaknesses in the future. If we are not successful in maintaining our internal controls over financial reporting and our disclosure controls, or if we have additional control deficiencies, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports with the SEC in a timely manner, which may expose us to legal and regulatory liabilities and our Class A common stock to be delisted from Nasdaq, and may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our Class A common stock. In addition, implementing any appropriate changes to our internal controls may distract our officers and employees and/or entail substantial costs. For more information, see Item 4 - “Controls and Procedures.”
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
Economic Environment, Capital Markets-Related and General Risks
Our current inability to raise sufficient capital, recurring losses from operations, negative cash flows from operations, delays in executing our business plans and the results from the recent decision by the Texas Court of Appeals confirming a previous equity arbitration award, raises substantial doubt regarding our ability to continue as a going concern. If we are unable to obtain sufficient additional funding, do not have access to capital or are not successful in negotiating a settlement with the equity arbitration claimant or otherwise reducing the potential current cash requirements associated with the arbitration, we may be required to terminate or significantly curtail our operations.
We heavily rely on a combination of cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio, receipt of fees for performing trust services, dividends and interest on investments, debt offerings, and equity offerings, including under the A&R SEPA (as discussed elsewhere in this Annual Report on Form 10-K), to meet our obligations. Our inability to raise sufficient capital, exacerbated by the now-terminated SEC investigation relating to the Company’s association with GWG, ongoing litigation involving the Litigation Trustee, the conviction of our founder and former chairman, Mr. Brad Heppner, and other negative publicity as discussed elsewhere in this Annual Report on Form 10-K, in combination with significant recurring losses from operations, negative cash flows from operations, currently existing events of default on certain of our outstanding related party debt obligations (as described below), and delays in executing our business plans, raise substantial doubt about our ability to continue as a going concern within one year after the date of the issuance of our financial statements included in this Annual Report on Form 10-K. As described elsewhere in this Annual Report on Form 10-K, we received events of default notice related to our HCLP Loan Agreement on July 30, 2025, which matured and became due and payable immediately on maturity, however, as a result of Mr. Heppner’s conviction, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP.
The Company continues to explore raising additional capital through a combination of debt financing and/or equity financing to supplement the Company’s capitalization and liquidity, but our current sources remain limited. Further, as substantial doubt about our ability to continue as a going concern exists, our ability to finance our operations through the sale and issuance of additional debt or equity securities or through other financing could be impaired and we cannot conclude as of the date of this filing that such plans are probable of being successfully implemented. Additionally, the decision regarding future sale of shares, including those under the A&R SEPA, is subject to market conditions, such as trading volume, price of our Class A Common Stock and other factors beyond our control. Additional capital may not be available on favorable terms, or at all, and additional equity financing, including shares issued under the A&R SEPA, could further dilute our current stockholders. If we raise additional funds by issuing debt securities or preferred stock, or by incurring additional loans, these forms of financing would have rights, preferences, and privileges senior to those of holders of our Common Stock.
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
Our liquidity, profitability and business may be adversely affected by an inability to access, or ability to access only on unfavorable terms, the capital markets, and we may never obtain the maximum anticipated proceeds contemplated under current capital raising agreements such as the A&R SEPA.
Many factors will affect our capital needs and their amount and timing, including our growth and profitability, as well as market disruptions and other unforeseeable developments, which may include the substantial potential dilutive effects of issuances under that certain Standby Equity Purchase Agreement (or SEPA), dated June 27, 2023, by and between the Company and YA II PN, Ltd. (the “Yorkville” and such agreement, the “2023 SEPA” and as amended and restated on June 26, 2026, the “A&R SEPA”) and potential depressed trading prices resulting from significant resales of our Class A common stock by current shareholders. Our liquidity may be impaired by an inability to access, or ability to access only on unfavorable terms, equity markets or otherwise allocate liquidity optimally, an inability to sell assets or redeem our interests in the Collateral, or unforeseen outflows of cash or collateral. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us, a disruption of the financial markets or negative views about the financial services industry generally, including concerns regarding fiscal matters in the United States and other geographic areas or the receipt of negative publicity, such as the negative media coverage we received in the Wall Street Journal and other outlets. Further, substantial resales of our Class A common stock, as well as our issuance of additional shares of Class A common stock pursuant to the A&R SEPA, may result in depressed trading prices of our Class A common stock, which could further impair our ability to raise sufficient capital from third party operations to carry on our business in the ordinary course.

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
Under the A&R SEPA, the Company agreed to issue and sell to Yorkville, from time to time, and Yorkville agreed to purchase from the Company, up to $100 million of the Company’s shares of Class A common stock. The Company shall not affect any sales under the A&R SEPA and Yorkville shall not have any obligation to purchase shares of Class A common stock under the SEPA to the extent that after giving effect to such purchase and sale the aggregate number of shares of Class A common stock issued under the A&R SEPA together with any shares of Class A common stock issued in connection with any other related transactions that may be considered part of the same series of transactions, where the number of shares issued would exceed 19.9% of the outstanding voting Common Stock as of the date of the A&R SEPA (the “A&R SEPA Exchange Cap”). In order to issue shares in excess of the A&R SEPA Exchange Cap, the Company must obtain stockholder approval pursuant to Nasdaq Listing Rule 5635(d). Additionally, the Company generally may not submit an advance notice under the A&R SEPA while a balance remains outstanding under the promissory notes issued pursuant to the A&R SEPA unless it obtains Yorkville’s prior written consent. As a result, the Company may not have access to the right to sell the full $100 million of shares of Class A common stock to Yorkville, which could have a material adverse effect on our liquidity, financial condition and results of operations. For additional information regarding the terms of the A&R SEPA, see Item 9B in this Annual Report on Form 10-K.
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
We have not held any instruments for hedging purposes since September 2023.
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
As of March 31, 2026, we had approximately $96.8 million of debt (including unamortized deferred financing costs thereon), which is principally comprised of $94.4 million (including unamortized premium thereon) derived from BCH’s secured loans with HCLP. Furthermore, we could raise additional debt to fund our operations. Our indebtedness could have significant effects on our business and the holders of our equity. For example, it could:
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
As described elsewhere, the Company has at times in late fiscal year 2025 and in subsequent periods been in default on certain of the required payment obligations, financial covenants, and information reporting requirements of the HH-BDH Credit Agreement. The lender has not notified the Company that it intends to declare an event of default related to these defaults involving certain payment obligations, financial covenants, and information reporting requirements. As described above, the principal balance of the HH-BDH Credit Agreement was repaid in January 2026, however interest and fees remain outstanding under the HH-BDH Credit Agreement. Pursuant to the 2026 Letter Agreement, we have agreed to satisfy payment terms concluding not later than five business days following September 30, 2026.
The HCLP Loan purportedly matured on April 14, 2025, and on July 30, 2025, HCLP delivered written notice that events of default occurred with respect to the HCLP Loan Agreement. As a result of Mr. Heppner’s conviction and the facts established in the related proceedings, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP. See the Risk Factor entitled “The HCLP Loan Agreement is collateralized by all of the assets of BCH and the loans, excluding the ExAlt Participation Loans, originated by the Customer ExAlt Trusts and certain of the custody trusts, and the Term Loan under the HH-BDH Credit Agreement is collateralized by pledges of substantially all of the assets of Beneficient Financing, BCH’s equity interests in Beneficient Financing, certain equity interests in the Custody Trust and certain deposit accounts” for additional information.
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
Ben, through its subsidiaries, is a party to the HCLP Loan Agreement with HCLP. HCLP is an indirect subsidiary of Highland Consolidated, LP and Ben’s former CEO is a beneficiary and trustee of the trusts that control and are the partners of Highland Consolidated, LP. The HCLP Loan Agreement provides for accruing interest at the rate of 9.5%, and is guaranteed by affiliates of BCH as borrower. It contains standard provisions, including customary events of default and termination events and related covenants. As of March 31, 2026, approximately $94.4 million (including unamortized premium thereon) of debt was outstanding under the HCLP Loan Agreement.
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
On July 30, 2025, we received written notice (the “Notice”) from HCLP that events of default occurred with respect to the HCLP Loan Agreement. The Notice provided that, among other things, (i) with respect to the First Lien Credit Agreement, a default occurred on April 14, 2025, and has been continuing at all times since that date through July 29, 2025, as a result of BCH’s failure to pay all outstanding obligations (including all principal and accrued interest on the loan made pursuant to the First Lien Credit Agreement) on April 14, 2025, and that such default constitutes an Event of Default (as defined in the First Lien Credit Agreement) (such default, the “First Lien Event of Default”) and (ii) with respect to the Second Lien Credit Agreement, a default also occurred on April 14, 2025, which has been continuing at all times since that date through July 29, 2025, as a result of the First Lien Event of Default, which also constitutes an Event of Default (as defined in the Second Lien Credit Agreement) pursuant to the Second Lien Credit Agreement (the “Second Lien Event of Default,” and together with the First Lien Event of Default, the “Specified Events of Default”).
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
The Company has previously disclosed and continues to disclose HCLP as a related party in its public filings based on its relationship with Brad Heppner, the Company’s former CEO and Chairman of the Board of Directors. As previously disclosed, on June 19, 2025, Mr. Heppner resigned following a request from the Company’s counsel, acting at the direction of the Audit Committee of the Board of Directors, for Mr. Heppner to sit for a formal interview regarding, among other things, his knowledge of certain documents and information concerning Mr. Heppner’s relationship to HCLP provided to the Company’s auditors in 2019. The interview request was made after the Company identified credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, knowing that these documents would be provided to the Company’s auditors. The Company continues to consider additional information it has learned about other conduct by Mr. Heppner and other persons that purportedly controlled HCLP to determine the extent to which any of that conduct surrounding HCLP was fraudulent. On November 4, 2025, Mr. Heppner was indicted by the United States Southern District of New York charging Mr. Heppner with various counts comprised of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, false statements to auditors, and falsification of records. On May 7, 2026, Mr. Heppner was convicted of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, and false statements to auditors. At trial, it was established that Mr. Heppner fabricated the HCLP Loan, that HCLP was controlled by Mr. Heppner and that monies paid to HCLP in connection with the HCLP Loan were paid to Mr. Heppner.
On August 5, 2025, HCLP filed a summons with notice in the Supreme Court of the State of New York seeking a judgment against the Company for amounts owed under the HCLP Loan Agreement in addition to attorney’s fees and litigation costs. The summons with notice did not include a complaint and has not been served on the Company. No action is required by the Company until it has been served, which did not occur prior to the automatic dismissal date in December 2025 if not served. In light of these circumstances, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including counter claims and litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP. The Company intends to vigorously pursue its claims regarding the validity of such purported indebtedness.
On October 10, 2025, HCLP brought an action in the Delaware Court of Chancery against Delaware Trust Company (“DTC”) individually and as trustee for twenty-five Custody Trusts (the “Custody Trusts”). The Custody Trusts hold collateral against which certain of the Company’s ExAlt Loans are made. HCLP purports to be lender to BCH and its affiliates and asserts, at the time of the action, that the Company owes HCLP approximately $122 million on two loans which, it claims are in default. HCLP further alleges that the Custody Trusts guaranteed the loans that are secured by certain pledge agreements. The action seeks to enforce the guarantees and the pledge agreements and prevent any future distributions to the Company. HCLP also filed a motion for a temporary restraining order that seeks to enjoin DTC, in the interim, from selling, transferring, or encumbering the assets held by the Custody Trusts. The parties entered into an agreed form of order which was approved by the Court. Under the order, DTC agreed to not transfer, sell, encumber or otherwise dispose of the collateral held by the Custody Trusts, which includes any distributions received from the collateral during the pendency of the order, and the parties to the action agreed to request a trial date in mid-2026. On November 21, 2025, the parties stipulated to a form of order that was approved by the Court, which stayed all proceedings until the conclusion of Mr. Heppner’s criminal trial in April 2026. The Company is not named in either the action or the motion. Due to Mr. Heppner’s conviction and the facts established in the related proceedings, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP and their agents.
Furthermore, the HH-BDH Credit Agreement is secured by pledges of substantially all of the assets of Beneficient Financing, BCH’s equity interests in Beneficient Financing, 97.5% of the equity interests held by a certain Custody Trust which, as of March 31, 2026, represents approximately 15.4% of all assets held by the Customer ExAlt Trusts, and certain deposit accounts. Furthermore, pursuant to the terms of the 2023 Letter Agreement (as defined herein) entered into in connection with the HH-BDH Credit Agreement, if HH-BDH and/or BCH default under the HH-BDH Credit Agreement and such default results in a foreclosure on, or other forfeiture of, the Pledged Equity Interests, BCH will be required to issue Replacement Equity Interests to Hicks Holdings.
As described elsewhere, the Company has at times in late fiscal year 2025 and in subsequent periods been in default on certain of the required payment obligations, financial covenants, and information reporting requirements of the HH-BDH Credit Agreement. The lender has not notified the Company that it intends to declare an event of default related to these defaults involving certain payment obligations, financial covenants, and information reporting requirements. As described above, the principal balance of the HH-BDH Credit Agreement was repaid in January 2026, however interest and fees remain outstanding under the HH-BDH Credit Agreement. Pursuant to the 2026 Letter Agreement, we have agreed to satisfy payment terms concluding not later than five business days following September 30, 2026.
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
Our Class A common stock is listed on the Nasdaq Capital Market. While we are currently in compliance with all applicable continued listing requirements and standards of Nasdaq, if we are unable to maintain compliance with all applicable continued listing requirements in the future, our securities could be delisted from Nasdaq.
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
Pursuant to the Stockholders’ Equity Notice and the Listing Rules of Nasdaq, Nasdaq provided the Company with 45 calendar days, or until August 30, 2024, to submit a plan to regain compliance with the Minimum Stockholders’ Equity Requirement. On August 30, 2024, the Company timely submitted a plan to regain compliance with the Minimum Stockholders’ Equity Requirement. On November 25, 2024, Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC confirming that the Company had regained compliance with the Minimum

Stockholders’ Equity Requirement, after giving pro forma effect to the (i) redesignation of approximately $35 million of BCH Preferred Series A Subclass 0 Unit Accounts into non-redeemable BCH Preferred Series A Subclass 0 Unit Accounts and (ii) the Company’s sale of 3,274,000 shares of its Class A common stock to Yorkville on November 15, 2024, for aggregate consideration of approximately $5.1 million, pursuant to the 2023 SEPA, which resulted in pro forma stockholders’ equity of $26.9 million as of September 30, 2024. In the Quarterly Report on Form 10-Q for December 31, 2024, we reported permanent equity amounts greater than the Minimum Stockholders’ Equity Requirement, however, in the Annual Report on Form 10-K for the fiscal year ended March 31, 2025, we are reported stockholders’ equity below the Minimum Stockholders’ Equity Requirement, which resulted in the Additional Determination Letter (as defined below).
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
We expect to register for resale a significant amount of our Class A common stock pursuant to the A&R SEPA, which could result in further substantial dilution and depressed trading prices of our Class A common stock. Pursuant to the A&R SEPA, we may issue and sell up to $100 million of shares of Class A common stock to Yorkville. The price at which we may issue and sell shares may be at either (i) 96% of the daily VWAP of the Class A common stock for any period commencing on the receipt of the advance notice by Yorkville and ending on 4:00 p.m. on the applicable advance notice date (“Pricing Option 1”) or (ii) 97% of the lowest daily VWAP of the Class A common stock during the three trading days following a notice to sell to Yorkville, provided that we are subject to certain caps on the amount of shares of Class A common stock that we may sell on any single day (“Pricing Option 2”). The issuance of additional shares of Class A common stock to Yorkville will dilute the percentage ownership interest of all stockholders, could dilute the book value per share of the Class A common stock and will increase the number of the Company’s outstanding shares, which could cause the market price of our Class A common stock to decrease.
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
We have historically and plan to continue to offer our common equity, or a security convertible into our common equity, to provide our customers with liquidity as one of our primary product offerings. As customers decide whether to exchange their alternative investments for our stock, of primary concern will be whether the stock price is stable and whether there is sufficient public float and trading activity. If we have a low public float or a liquid trading market does not develop for Class A common stock, our stock will be more susceptible to volatility. This could limit the marketability of our stock, and potential customers may choose to not participate in our liquidity products or take advantage of our other services. We have been notified by Nasdaq in the past of the Company’s non-compliance with certain Nasdaq continued listing rules. While we are currently in compliance with all applicable continued listing requirements and standards of Nasdaq, there can be no assurance that the Company will be able to maintain compliance with all the applicable listing requirements in the future. See the risk factor titled “We have been notified by Nasdaq of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our Class A common stock could be delisted from Nasdaq” for more information.
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
Our former CEO, who served in such a role from inception of the Company through June 19, 2025, may face conflicts of interest as a result of (i) his equity interests in the Company and its subsidiaries and (ii) certain related party transactions between the Company and entities in which Mr. Heppner has a financial interest, including HCLP, an entity that has outstanding loans to the Company for which a notice of events of default was received on July 30, 2025, certain of each of which are structurally senior to the interests of the holders of our shares of Class A common stock. As of March 31, 2026, through BHI, an entity directly owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee and his family are the beneficiaries, Mr. Heppner beneficially owned approximately 92.6% of the Company’s Class B common stock and held 1.9% of the total voting power of the Class A and Class B common stock based on the shares outstanding for each class of common stock as of that date. The Class B common stock is entitled to 10 votes per share on all matters on which stockholders are generally entitled to vote. Pursuant to our Charter, if the Class B Threshold is met, the (i) holders of shares of Class B common stock, voting as a separate class, are entitled to elect that number of directors that constitutes 51% (rounded up to the nearest whole number) of the total number of authorized directors and (ii) holders of shares of Common Stock, voting as a single class, are entitled to elect all remaining directors that are not otherwise entitled to be elected by a series of preferred stock, but in no event shall they not be entitled to elect at least one director. Accordingly, so long as the Class B Threshold is met, holders of shares of Class A common stock only have the ability, voting together with the holders of the Class B common stock as a single class (with each holder of the Class B common stock having 10 votes per share of the Class B common stock), to vote on the election of a minority of the Board. If, on the applicable record date, the Class B Threshold is not met, then holders of Common Stock will vote together as a single class with respect to the election of all directors, with each holder of the Class B common stock having 10 votes per share of Class B common stock. This concentration of voting power may present a conflict of interest by delaying, deterring or preventing acts that would be favored by our other stockholders.
Furthermore, through BHI, Mr. Heppner is an indirect holder of equity interests in our subsidiary, BCH, and, as of March 31, 2026, held 79.5% of the capital accounts of securities of BCH. Such holdings include BCH Preferred A-0 Unit Accounts, BCH Preferred A-1 Unit Accounts, BCH Class S Ordinary Units, BCH Class S Preferred Units, BCH FLP-1 Unit Accounts and BCH FLP-3 Unit Accounts. Additionally, Hicks Holdings, an entity associated with Mack Hicks, one of Ben’s current directors, is one of the owners and serves as the manager of a limited liability company (the “SPV”) in which BHI also has an ownership interest. The SPV holds BCH Preferred A-0 Unit Accounts and BCH Preferred A-1 Unit Accounts among its investment holdings.
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
As of March 31, 2026, neither BHI nor Mr. Heppner held an interest in BMP, however, in the event that an employee forfeits their interest in BMP, BHI would hold such interest until they are reissued to a participant. As a result, BHI may occasionally hold the forfeited interests of a former employee in BMP. As the holder of BCH FLP-2 Unit Accounts, BMP is entitled to quarterly issuances of an equal amount of BCH Class S Ordinary Units and BCH Class S Preferred Units that in aggregate is equal to the income allocated to BCH FLP-2 Unit Accounts pursuant to the BCH A&R LPA. BCH FLP-2 Unit Accounts are allocated income equal to 49.5% of: (1) fifteen percent (15%) of the profits from financing activities of BCH and its subsidiaries, exclusive of profits from other activities such as fees or reimbursement of expenses in connection with trustee or custodial services and insurance and insurance-related activities (this will generally include revenues from Ben Liquidity subsidiaries), and (2) the Excess EBITDA Margin, which generally relates to the fee-generating businesses of Beneficient, exclusive of financing activity revenues. The Excess EBITDA Margin for an applicable entity is equal to the lesser of (i) 50% of the revenues of BCH and its tax pass-through subsidiaries, excluding revenues from financing activities, and (ii) an amount of revenues that will cause the EBITDA of such entity divided by the gross revenues of such entity to equal 20% (this will generally include the subsidiaries of Ben Custody and Ben Insurance Services). BCH FLP-2 Unit Accounts are also entitled to receive annual tax distributions. Such provisions result in BMP, as the holder of the BCH FLP-2 Unit Accounts, and possibly BHI, receiving additional limited partner interests in BCH as a result of the allocation of income of BCH while retaining such BCH FLP-2 Unit Accounts. For FY2024 and FY2025, BMP did not receive any BCH S Ordinary Units or BCH S Preferred Units in connection with certain income allocations as a holder of the BCH FLP- 2 Units Accounts.
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
Because the Company has a holding company structure, any equity securities the Company has issued or will issue, including our Class A common stock, Series A preferred stock and Series B preferred stock, are and will be structurally subordinated to interests in BCH, including those of creditors of and holders of certain equity interests in BCH. and ExAlt Holdings, who currently has no other members or creditors, Such creditors include HCLP, which provided the Company with an events of default notice on July 30, 2025, that holds approximately $94.4 million in secured debt of BCH as of March 31, 2026, and the holders of such equity interests include BHI which holds preferred equity interests in BCH ranking senior to the equity interests the Company holds in BCH. Therefore, in any bankruptcy, liquidation or similar proceeding, all claims of creditors (including HCLP) of BCH will have priority over the Company’s equity interests in BCH (and therefore the claims of the Class A common stock and any preferred stock the Company issues) with respect to the assets of BCH. In addition, the holders of the preferred equity interests in BCH, including BHI as described above, currently have, and may in the future have, priority over the Company’s equity interests in BCH. These priority claims and interests may present a conflict of interest with respect to the interests of the Company and our stockholders with respect to the assets of BCH and its subsidiaries.
Additionally, we have entered into certain related party transactions with entities in which Mr. Heppner has a financial interest, including the HCLP Loan Agreement, for which a notice of events of default was received on July 30, 2025. As of March 31, 2026, we had approximately $94.4 million of related-party debt (including unamortized premium thereon), which is derived from BCH’s secured loans with HCLP, an indirect subsidiary of Highland Consolidated, LP. The majority of HCLP is indirectly owned by The Highland Investment Holdings Trust, of which Mr. Heppner and his family are the beneficiaries. In addition to our payments on the principal balance of the HCLP Loan Agreement, pursuant to the terms of the HCLP Loan Agreement, we are required to make certain payments to HCLP for interest and fees. For the years ended March 31, 2026 and 2025, we have not made payments to HCLP for principal or interest payments under the terms of an agreement HCLP. We have also paid in the past, and may be required in the future to pay, extension fees to extend the maturity dates of the HCLP Loan Agreement.
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
As noted above, the HCLP Loan purportedly matured on April 14, 2025, and on July 30, 2025, HCLP delivered written notice that events of default occurred with respect to the HCLP Loan Agreement. Due to Mr. Heppner’s conviction and the facts established in the related proceedings, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP. See the Risk Factor entitled “The HCLP Loan Agreement is collateralized by all of the assets of BCH and the loans, excluding the ExAlt

Participation Loans, originated by the Customer ExAlt Trusts and certain of the custody trusts, and the Term Loan under the HH-BDH Credit Agreement is collateralized by pledges of substantially all of the assets of Beneficient Financing, BCH’s equity interests in Beneficient Financing, certain equity interests in the Custody Trust and certain deposit accounts” for additional information.
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
The Company has received in the past, and may continue to receive in the future, negative publicity, including with respect to, among other things, Mr. Heppner’s conviction and the facts established in the related proceedings, which could adversely affect our reputation, operations, and financial condition.
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
Prior to the Business Combination, there was no public market for Class A common stock. We cannot predict the extent to which investor interest in us will lead to the development of a trading market on Nasdaq or otherwise, how liquid that market might become, nor how long, such an active trading market, to the extent it does develop, will last. If an active market does not develop or develops only for a limited time, you may have difficulty selling any Class A common stock. An inactive market may also impair Beneficient’s ability to raise capital by selling Class A common stock and may impair our ability to acquire or make investments in companies, products or technologies for which we may issue equity securities to pay for such acquisition or investment. We have been notified previously by Nasdaq that the Company was not in compliance with certain continued listing requirements. While we are currently in compliance with all applicable continued listing requirements and standards of Nasdaq, there can be no assurance that the Company will be able to maintain compliance with all the applicable listing requirements in the future. See the risk factor titled “We have been notified by Nasdaq of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our Class A common stock could be delisted from Nasdaq” for more information.
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
We have the ability to redeem the outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $6.40 per Warrant, if, among other things, the Reference Value equals or exceeds $11,520 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant as described in Exhibit 4.3.1 to this Annual Report on Form 10-K). If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Warrants listed on the Nasdaq Capital Market (the “Public Warrants”) as set forth above even if the holders are otherwise unable to exercise the Warrants. Redemption of the outstanding Warrants as described above could force holders to (i) exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for holders to do so, (ii) sell the Warrants at the then-current market price when holders might otherwise wish to hold the Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, we expect would be substantially less than the market value of the Warrants. None of the warrants issued by Avalon in a private placement completed in connection with Avalon’s initial public offering, which were assumed in connection with the closing of the Business Combination, will be redeemable by us so long as they are held by our sponsor or their permitted transferees.
In addition, we have the ability to redeem the outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $64.00 per Warrant if, among other things, the Reference Value equals or exceeds $6,400.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrants). In such a case, the holders will be able to exercise their Warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of Class A common stock. The value received upon exercise of the Warrants (1) may be less than the value the holders would have received if they had exercised their Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Warrants, including because the number of common stock received is capped at 0.361 shares of Class A common stock per Warrant (subject to adjustment) irrespective of the remaining life of the Warrants.
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
We conduct a regular cybersecurity risk assessment process through our Chief Technology Officer, a dedicated information security team and certain compliance individuals. The Chief Technology Officer involves key leadership across the organization, on an as needed basis, including our Chief Executive Officer, Chief Financial Officer, Chief Underwriting Officer, President and Chief Fiduciary Officer, and General Counsel. These individuals meet frequently, generally at least monthly, to discuss and evaluate risks that could be material to our business, including cybersecurity threats.
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
Cybersecurity Governance
Our management is responsible for the day-to-day oversight and management of our enterprise risks, including risks from cybersecurity threats. As described in “Risk Management and Strategy” above, primary responsibility for assessing, monitoring, and managing our cybersecurity risks rests with our Chief Technology Officer, a dedicated information security team and certain compliance individuals, who develop, prioritize, and execute our cybersecurity strategy in partnership with relevant departments and business units. Our Chief Technology Officer, who has over 20 years of information technology experience including cybersecurity and information security, oversees our cybersecurity framework and reports to our Board. Our Chief Technology Officer is assisted in this oversight role by additional members of management.
Our Board, as a whole and as assisted by Board-level Enterprise Risk Committee (until it was dissolved in March 2026, at which point its responsibilities were assumed by the Board), has responsibility for the oversight of our cybersecurity risk management framework. Consistent with this approach, our Board and, until it was dissolved, our Enterprise Risk Committee maintain oversight of cybersecurity matters through discussions with management, question and answer sessions, and reports from the management team, which occurs on an annual basis and ad hoc as needed. Such reports include updates on any cybersecurity incidents and mitigation efforts. Our Board and, until it was dissolved, our Enterprise Risk Committee also receive regular and ad hoc reports from our management-level enterprise risk committee on all enterprise risks, including risks from cybersecurity threats. Our Audit Committee provides additional oversight on our cybersecurity risk management framework, with an emphasis on public reporting obligations and the effects cybersecurity risks could have on our financial condition generally.
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
On October 2, 2023, the Lead Plaintiffs filed a Consolidated Class Action Complaint against the Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, Bruce W. Schnitzer, Murray T. Holland, Timothy L. Evans, David H. de Weese, Roy W. Bailey, David F. Chavenson, and Whitley Penn LLP, alleging Securities Act violations arising out of the Offering. The complaint alleges that the individual defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act, and further alleges that the Company violated Section 15 of the Securities Act. The Company, Brad K. Heppner, Peter T. Cangany, Jr., Thomas O. Hicks, Dennis P. Lockhart, and Bruce W. Schnitzer (the “Ben Individual Defendants”) filed a motion to dismiss the complaint on November 7, 2023. On January 4, 2024, defendants Murray Holland, Roy Bailey, Tim Evans, Whitley Penn, David Chavenson and David H. de Weese filed motions to dismiss. The Lead Plaintiffs’ responded to the various motions to dismiss on February 20, 2024, and the defendants (other than Whitley Penn) filed replies in support of the motions to dismiss on March 21, 2024. On October 24, 2024, the Court granted defendants’ motions to dismiss and dismissed the claims without prejudice. The Lead Plaintiffs filed an amended complaint on November 14, 2024. On December 26, 2024, the Lead Plaintiff, the Company, and other defendants filed a motion informing the Court that they had reached an agreement in principle to settle the claims on a class-wide basis. The settlement did not require any payment by the Company or its affiliates and officers and directors. The Lead Plaintiffs filed a motion for preliminary approval and, on September 25, 2025, the United States District Court for the Northern District of Texas granted the motion for preliminary approval of the settlement. At a hearing on January 13, 2026, the United States District Court for the Northern District of Texas granted final approval of the settlement and dismissed the Bayati Action with prejudice. Following this approval, the settlement by its terms became effective as of February 13. 2026. As a result of this approval, all the GWG litigation against the Company, its subsidiaries and each of their current and former officers and directors has been fully resolved in accordance with the settlement agreement.
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
On December 16, 2022, the Claimant initiated a private arbitration in the International Court of Arbitration of the International Chamber of Commerce, challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The Claimant sought total damages of $36.3 million plus attorney’s fees and punitive damages. On April 23, 2024, the sole arbitrator held that in terminating the Claimant’s equity awards, the Company had breached its contractual obligations, and as a result, awarded the Claimant $55.3 million in compensatory damages, including pre-judgment interest. Post-judgment interest was also awarded to Claimant. Neither attorneys’ fees nor punitive damages were awarded to the Claimant. The Company was also asked to pay arbitration-related costs in the amount of approximately $0.1 million. On July 29, 2024, the Texas District Court entered an order vacating the previous Arbitration Award against the Company in the aggregate amount of approximately $55.3 million in compensatory damages, including pre-judgment and post-judgment interest. The Texas District Court directed the parties to file motions requesting any further relief that may be available within twenty days of the order. On August 2, 2024, the Claimant filed an appeal to challenge the order vacating the Arbitration Award in the Texas Fifth Court of Appeals. The Claimant filed his opening brief on October 28, 2024, and the Company filed its response brief on January 21, 2025. On February 10, 2025, the Claimant filed his reply brief. The Texas Fifth Court of Appeals heard oral arguments in April 2025. On October 10, 2025, the Texas Fifth Court of Appeals reversed the judgment of the Texas District Court and confirmed the previous Arbitration Award. On November 12, 2025, the Company filed a motion for re-hearing with the Texas Fifth Court of Appeals. On May 13, 2026, the Texas Fifth Court of Appeals denied the Company’s motion for re-hearing. On June 4, 2026, the Company filed a petition for review with the

Supreme Court of Texas requesting that it reverse the Texas Fifth Court of Appeals’ ruling and reinstate the trial court’s decision to vacate the arbitration award. In the Texas District Court, on April 20, 2026, the Company was ordered to post a bond of not less than $25 million as security to protect the judgment pending appeal. On April 30, 2026, the Company filed a Motion for Reconsideration and Stay challenging the bond order. On June 18, 2026, the Company filed a Sworn Declaration establishing that the aggregate current net worth under U.S. GAAP of the defendant entities as determined under Texas law is negative. On June 22, 2026, consistent with the Sworn Declaration, the Company deposited a $100 cash bond in lieu of a supersedeas bond pursuant to Texas Rule of Appellate Procedure 24.2(a)(1) and Texas Civil Practice & Remedies Code § 52.006. The Company will continue to vigorously defend itself in this matter and we are exploring available options with respect to the Arbitration Award, which may include working with the Claimant on settlement terms that could reduce the potential near term cash obligations associated with the arbitration. There can be no assurance that we will be able to reach a settlement on terms that are favorable to us or at all.
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
On June 15, 2026, the litigation trustee filed a motion to approve an amended settlement agreement between the litigation trustee and the Company that would ensure any recoveries against Mr. Heppner by either party will go to the Litigation Trust. The amended agreement also sets forth a cooperative framework between the litigation trustee and the Company in pursuing claims against Mr. Heppner, including shared legal counsel.
The terms of the settlement are within the policy limits of the Company’s insurance policy with respect to such claims, and the settlement was entirely funded by insurance proceeds. Accordingly, the Company has recorded an estimated liability of $34.5 million in accounts payable and accrued expenses and estimated insurance recoveries of $34.5 million in other assets, net, in the consolidated statement of financial condition as of March 31, 2025. The amounts reflected in our consolidated financial statements for the estimated liability and insurance recoveries represents an estimate of the amounts attributable to Ben, its consolidated subsidiaries, and directors as part of a broader settlement also involving other parties. With the final approvals occurring in February 2026, the settlement was paid under the insurance policy to the Litigation Trust resulting in the removal of the $34.5 million estimated liability and $34.5 million of insurance recoveries from our consolidated financial statements that were previously accrued.
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

On December 6, 2024, Young Women’s Christian Association of Rochester and Monroe County (“YWCA”) filed a derivative and class action lawsuit in the Delaware Court of Chancery against (i) as nominal defendants, Hatteras Core Alternatives TEI Institutional Fund, L.P. (the “TEI Institutional Fund”) and Hatteras Master Fund, L.P (together with TEI Institutional Fund, the “Funds”); and (ii) as defendants, Hatteras Investment Partners, LP, formerly known as Hatteras Funds, LP, (“HIP”), the members of the Funds’ board of directors (the “Director Defendants,” and together with HIP, the “Hatteras Defendants”), the Company, and Brad Heppner (“Mr. Heppner,” and together with Ben, the “Ben Defendants”). YWCA, as a unitholder of the TEI Institutional Fund, asserts claims against the Hatteras Defendants for breach of fiduciary duty, breach of contract, and unjust enrichment arising from a plan to liquidate the Funds that involved a transaction with the Company. YWCA also asserts claims against the Ben Defendants for fraud, aiding and abetting breach of fiduciary duty, and unjust enrichment in connection with this transaction.
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
On March 3, 2025, Defendants filed their motions to dismiss the amended complaint. On April 18, 2025, YWCA filed its opposition to the motions to dismiss, and on May 12, 2025, Defendants filed their replies. On December 5, 2025, the Court held a hearing on Defendants’ motions to dismiss. The Court dismissed the fraud claim against the Company from the bench and took the aiding and abetting and unjust enrichment claims under advisement. On May 4, 2026, the Delaware Supreme Court denied the Hatteras Defendants’ application for interlocutory appeal. On May 29, 2026, the Company filed its answer to the amended complaint. On June 17, 2026, the Hatteras Defendants and Mr. Perkins filed a third-party complaint against Mr. Heppner. The Company intends to vigorously defend against the remaining claims.
On May 16, 2025, Susan J. Templeton Revocable Trust (“Templeton Trust”) filed a derivative complaint in in the Delaware Court of Chancery against Hatteras Investment Partners, LP, formerly known as Hatteras Funds, LP, (“HIP”), David B. Perkins (Mr. Perkins, together with HIP, the “Hatteras Templeton Defendants”), the Company, and Brad Heppner (“Mr. Heppner,” together with Ben, the “Ben Templeton Defendants”). Templeton Trust, as a unit holder of nominal defendant Hatteras Evergreen Private Equity Fund, LLC (the “Fund”), asserts the following claims arising from a plan to liquidate the Fund that involved a transaction with the Company: (i) direct and derivative claims against the Hatteras Templeton Defendants for breach of fiduciary duty, (ii) derivative claims against HIP and the Ben Templeton Defendants for unjust enrichment, and a derivative claim against the Ben Templeton Defendants for aiding and abetting breach of fiduciary duty. On June 18, 2025, the Ben Templeton Defendants moved to dismiss for lack of personal jurisdiction over Mr. Heppner and for failure to state a claim upon which relief can be granted. The motion to dismiss has not been briefed by the Ben Templeton Defendants. The Company intends to vigorously defend against these claims.
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
On October 10, 2025, HCLP brought an action in the Delaware Court of Chancery against DTC individually and as trustee for the Custody Trusts. The Custody Trusts hold collateral against which certain of the Company’s ExAlt Loans are made. HCLP purports to be lender to BCH and its affiliates and asserts, at the time of the action, that the Company owes HCLP approximately $122 million on two loans, which it claims are in default. HCLP further alleges that the Custody Trusts guaranteed the loans that are secured by certain pledge agreements. The action seeks to enforce the guarantees and the pledge agreements and prevent any future distributions to the Company. HCLP also filed a motion for a temporary restraining order that seeks to enjoin DTC, in the interim, from selling, transferring, or encumbering the assets held by the Custody Trusts. The parties entered into an agreed form of order which was approved by the Court. Under the order, DTC agreed to not transfer, sell, encumber or otherwise dispose of the collateral held by the Custody Trusts, which includes any distributions received from the collateral during the pendency of the order, and the parties to the action agreed to request a trial date in mid-2026. On November 21, 2025, the parties stipulated to a form of order that was approved by the Court, which stayed all proceedings until the conclusion of Mr. Heppner’s criminal trial in April 2026. The Company is not named in either the action or the motion. Due to Mr. Heppner’s conviction and the facts established in the related proceedings, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP and their agents.
On May 7, 2026, Brad K. Heppner, the Company’s founder and former CEO, was convicted of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, and false statements to auditors by a jury of his peers. Prior to his conviction, on May 5, 2026, Mr. Heppner submitted a demand to the Company seeking advancement of approximately $3.8 million in incurred criminal defense costs, plus additional amounts for anticipated future appellate proceedings, under certain indemnification provisions in the Company’s Bylaws, the Services Agreement, the Second Amended and Restated Limited Liability Company Agreement of BCG, and the Ninth A&R BCH LPA.
On May 28, 2026, the Company, together with its subsidiaries BCG and BCH, filed a complaint in the Eighth Judicial District Court of Clark County, Nevada against Mr. Heppner and Bradley Capital Company, LLC. The complaint seeks a declaratory judgment that Mr. Heppner is not entitled to advancement or indemnification under the Company’s Bylaws or the Services Agreement, and that BCG and BCH have no obligation to advance Mr. Heppner’s legal fees and expenses incurred in connection with his criminal prosecution in the United States District Court for the Southern District of New York.
On June 5, 2026, Mr. Heppner filed a competing lawsuit in Delaware Chancery Court against the Company, BCG, and BCH seeking advancement of Mr. Heppner’s legal fees and expenses incurred in connection with his criminal prosecution, attorney’s fees incurred in pursuing his advancement claim, and additional relief.
The Company intends to vigorously pursue its claims for declaratory relief in the Nevada lawsuit, and to vigorously defend against Mr. Heppner’s claims in the Delaware lawsuit.
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

PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of the date of this Annual Report on Form 10-K, Beneficient’s Class A common stock and Warrants are listed on the Nasdaq Capital Market under the symbols “BENF” and “BENFW,” respectively. Our Class A common stock and Warrants began public trading on June 8, 2023. As of June 22, 2026, there were 33 holders of record of our Class A Common Stock, and 4 holders of record of our Warrants, which does not include holders whose shares are held in nominee or “street name” accounts through banks, brokers or other financial institutions.
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
Recent Sales of Unregistered Securities
Except as set forth below, there were no sales of unregistered securities during the fiscal year ended March 31, 2026 and up through the date of this Annual Report on Form 10-K that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
On each of February 24, 2026, February 27, 2026, March 5, 2026 and April 15, 2026, Yorkville purchased 20,000, 50,000, 15,040, and 60,000 shares of Class A common stock for $4.37, $4.11, $4.09, and $3.88 per share, respectively, pursuant to the terms of the 2023 SEPA. The issuance of the Class A common stock pursuant to these transactions was not registered under the Securities Act and each was issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
Additionally, on June 29, 2026, the Company issued 280,631 shares of Class A common stock to Yorkville in connection with the execution of the A&R SEPA.
Issuer Purchases of Equity Securities
None.
Comparative Stock Performance
We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, we are not required to provide the information required by Item 201(e) of Regulation S-K.
Reverse Stock Splits
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
In order to maintain its listing on Nasdaq, the Company effected a reverse stock split of its common stock at a ratio of eight (8) to one (1) and a simultaneous proportionate reduction in the authorized shares of each class of common stock as required by NRS Section 78.207. The Company’s Class A common stock commenced trading on a post-reverse stock split basis at market open on December 15, 2025.
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

Through Ben Markets, we provide broker-dealer services through our subsidiary, AltAccess Securities Company, L.P. (“AltAccess Securities”), a Financial Industry Regulatory Authority, Inc. (“FINRA”) member Securities and Exchange Commission (“SEC”) registered broker-dealer, and transfer agent services through our subsidiary, Beneficient Transfer and Clearing Company, L.L.C. (“Beneficient Transfer”), an SEC registered transfer agent, each in connection with offering our liquidity products.
While Ben’s financial products and services are presently primarily offered through Ben Liquidity and Ben Custody, Ben plans to expand its capabilities under Ben Custody and provide additional products and services through Ben Insurance, L.L.C. and its subsidiaries (collectively, “Ben Insurance Services”) and Ben Markets L.L.C., including its subsidiaries (“Ben Markets”) in the future. Ben Insurance Services plans to provide insurance products and services to certain “affiliates” (as defined in the Kansas Captive Insurance Act), including the Customer ExAlt Trusts, custody accounts and other trusts for which BFF serves as trustee or custodian, to cover risks attendant to the ownership, management and transfer of alternative assets and financings related to alternative asset transactions. On August 8, 2025, our subsidiary, Beneficient Insurance Company, L.L.C. (“BIC”), voluntarily withdrew its application for an insurance charter with the Commissioner of Insurance of the State of Kansas but intends to refile such application in the future. Additionally, BIC’s wholly-owned subsidiary, PEN Indemnity Insurance Company, LTD. (“PEN”) had been registered and licensed as a Class 3 insurer with the Bermuda Monetary Authority under the Bermuda Insurance Act of 1978, but the Company has decided to not seek approval from the Bermuda authorities for PEN to become operational. The Company is in the process of dissolving the relevant Bermuda entities.
Each of our liquidity, primary capital, custody, trustee, trust administration, transfer agent and broker-dealer products and services are structured to be deliverable to our Customers through our online digital platform, AltAccess. AltAccess serves as the centralizing hub of our business and is an interactive, secure, end-to-end portal through which Customers select among our products and services and complete transactions in a regulated environment. Our internal technology team developed Ben’s AltAccess enterprise software systems and managed services, which consist of an integrated array of proprietary and third-party software solutions curated together to power the AltAccess platform enabling our Customers to access our products and services, select those that fit their specific needs and close transactions with Ben. The AltAccess platform is designed to ultimately be provided through a software as a service model to multiple intermediaries, including commercial lenders, and to be accessed through an application programming interface for these intermediaries to deploy in their businesses. Ben AltAccess’s online platform is presently no longer publicly accessible as its being re-engineered to better meet the needs of our Customers. In the interim, we plan to continue to meet the needs of our Customers seeking liquidity, custody, trust and data services for their alternative assets via other methods.
While not presently publicly accessible, AltAccess is designed to operate seamlessly across the Ben Business Units, each of which are subject to regulation by various state and federal regulatory agencies. We believe Ben’s utilization of a centralized portal as a core capability and tool for our Customer’s seamless access to a range of alternative assets products and services is unique in the industry. In conducting its trustee, custodial, fiduciary financing and other authorized operations, BFF is regulated by the OSBC (the OSBC does not regulate the entirety of Beneficient). As a result, our AltAccess platform is periodically examined by the OSBC, and has previously been further assessed by a third-party organization, who issued a System and Organizational Controls (“SOC”) 2 type 2 and SOC 3 compliance report for the benefit of our Customer users for the year ended March 31, 2025. The Company did not engage this third-party organization in the current fiscal year to complete such SOC compliance reports and may not seek such engagements in future periods either.
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
•Ben Liquidity is our primary business line and offers Ben’s alternative asset liquidity and fiduciary financing products and primary capital products through Ben AltAccess. As noted above, Ben AltAccess’s online platform is presently no longer publicly accessible as its being re-engineered to better meet the needs of our Customers. In the interim, we plan to continue to meet the needs of our Customers seeking liquidity, custody, trust and data services for their alternative assets via other methods.
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
As further described under “Recent Developments - Asset Sales Initiative,” at various dates during the fiscal year ended March 31, 2026, entities held by a Customer ExAlt Trust and managed by an indirect subsidiary of the Company completed the sales of beneficial interests or redemption of equity interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trust, pursuant to which, the sellers received aggregate gross proceeds of approximately $51.4 million for the sale of such interests. In April and May of 2026, additional completed sales occurred for gross proceeds of approximately $2.7 million.
Our Ben Liquidity and Ben Custody business segments, which relate to our current operating subsidiaries that are owned by the holders of equity in the Company (including BCH), recognize revenue through (i) interest income on ExAlt Loans made to the Customer ExAlt Trusts in connection with our liquidity transactions for Customers, (ii) fee income billed at closing, but recognized as revenue ratably over the expected life of the alternative asset, for each liquidity transaction with Customers for services including access to and use of the AltAccess platform, transfer of the alternative assets, and delivery of the consideration to the client, and (iii) recurring fee income recognized each period for providing services including trustee, custody, and trust administration of the Customer ExAlt Trusts while they hold investments. Ben Liquidity and Ben Custody revenue recognized for the fiscal years ended March 31, 2026 and 2025 is as follows:
a.Ben Liquidity recognized $33.4 million and $42.6 million in interest income during the fiscal years ended March 31, 2026 and 2025, respectively.
b.Ben Custody recognized $12.7 million and $21.6 million in trust services and administration revenues during the fiscal years ended March 31, 2026 and 2025, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods.
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
As a result of the above along with the existing equity capital structure described below under “Noncontrolling Interests”, the net income (loss) of the Company can vary significantly from the net income (loss) attributable to the Beneficient common shareholders. The following table presents a reconciliation of operating income (loss) of our reportable segments, excluding the Customer ExAlt Trusts, to net income (loss) attributable to Beneficient common shareholders. This reconciliation serves to provide users of our financial statements an understanding and visual aide of the reportable segments that impact net income (loss) attributable to the common shareholder and reiterates that the consolidation of the Customer ExAlt Trusts has no impact on the net income (loss) attributable to Beneficient common shareholders.

(in thousands)	Year Ended March 31,
	2026	2025
Operating income (loss)*
Ben Liquidity	$(55,699)	$(12,802)
Ben Custody	7,954	13,288
Corporate & Other	(93,128)	10,243
Gain on liability resolution	1,996	23,462
Income tax expense (allocable to Ben and BCH equity holders)	(214)	(80)
Net loss attributable to noncontrolling interests – Ben	70,583	34,875
Noncontrolling interest guaranteed payment	(18,918)	(17,824)
Net income (loss) attributable to common shareholders	$(87,426)	$51,162
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
Noncontrolling Interests
The consolidated financial statements of Ben include the accounts of Ben, its wholly-owned and majority-owned subsidiaries, certain VIEs, in which the Company is the primary beneficiary, and certain noncontrolling interests. The noncontrolling interests reflected in our consolidated financial statements represent the portion of BCH’s limited partnership interests and interests in the Customer ExAlt Trusts that are held by third parties. Amounts are adjusted by the noncontrolling interest holder’s proportionate share of the subsidiaries’ earnings or losses each period and for any distributions that are paid. The portion of income allocated to owners other than the Company is included in “net income (loss) attributable to noncontrolling interests” in the consolidated statements of comprehensive income (loss). Our primary noncontrolling interests as of and for the year ended March 31, 2026 are described below.
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
b.then to the holders of the BCH Preferred A-1 Unit Accounts, an allocation to the extent of previously allocated losses, followed by an allocation for such quarter in an amount equal to such holder’s BCH Preferred A-1 Unit Accounts hypothetical capital account balance multiplied by the Quarterly Preferred Series A Rate (as defined in the limited partnership agreement of BCH) (the weighted average preferred return rate was 6.27% and 1.67% for the years ended March 31, 2026 and 2025, respectively);
c.then to the holders of the BCH Class S Preferred Units, an allocation to the extent of previously allocated losses, followed by an allocation equal of for such quarter in an amount equal to such holder’s BCH Class S Preferred Units’ hypothetical capital account balance multiplied by the Quarterly Class S Preferred Rate (as defined in the limited partnership agreement of BCH) (the weighted average preferred return rate was 6.27% and 1.67% for the years ended March 31, 2026 and 2025, respectively); and
d.finally, the holders of the BCH Class A Units, BCH Class S Ordinary Units, and BCH Class S Preferred Units, are allocated the residual income, pro rata based on the number of units outstanding for each security.
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

Recent Developments
Developments Regarding the Board of Directors and the Chief Executive Officer
Effective December 15, 2025, Peter T. Cangany, Jr. was elected to be the Chairman of the Board of Directors. Effective on March 10, 2026, Mack Hicks was appointed by the Board to serve as a director of the Company.
Effective on July 20, 2025, James G. Silk was named the Interim Chief Executive Officer. On June 24, 2026, Mr. Silk was named as the permanent Chief Executive Officer.
Brad K. Heppner previously served as the CEO and Chairman of the Board of Directors and resigned from both positions on June 19, 2025 following a request from the Company’s counsel, acting at the direction of the Audit Committee of the Board of Directors, for Mr. Heppner to sit for a formal interview regarding, among other things, his knowledge of certain documents and information concerning Mr. Heppner’s relationship to HCLP provided to the Company’s auditors in 2019. The interview request was made after the Company identified credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, knowing that these documents would be provided to the Company’s auditors. The Company continues to consider additional information it has learned about other conduct by Mr. Heppner and other persons that purportedly controlled HCLP to determine the extent to which any of that conduct surrounding HCLP was fraudulent. On November 4, 2025, Mr. Heppner was indicted by the United States Southern District of New York charging Mr. Heppner with various counts comprised of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, false statements to auditors, and falsification of records. At trial, it was established that Mr. Heppner fabricated the HCLP Loan, that HCLP was controlled by Mr. Heppner and that monies paid to HCLP in connection with the HCLP Loan were paid to Mr. Heppner. On May 7, 2026, Mr. Heppner was convicted of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, and false statements to auditors.
Amended and Restated Standby Equity Purchase Agreement
On June 26, 2026, the Company amended and restated the 2023 SEPA (defined below) in its entirety (as amended, the “A&R SEPA”) to (i) reduce the commitment size of the 2023 SEPA to $100 million and extend its maturity on the terms and conditions set forth therein and (ii) provide that YA II PN, Ltd. (“Yorkville”) will advance to the Company the principal amount of $4,000,000 evidenced by promissory notes convertible into shares of Class A common stock (each, a “Promissory Note” and together, the “Promissory Notes”). For additional information regarding the terms of the A&R SEPA, see Item 9B in this Annual Report on Form 10-K.
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
As part of the Asset Sales Initiative, on June 6, 2025 and July 1, 2025, entities (“Sellers”) held by a Customer ExAlt Trust and managed by an indirect subsidiary of the Company completed the sale of beneficial interests with respect to certain limited partner interests (the “Interests”) held for the benefit of such Customer ExAlt Trust. The Sellers received aggregate gross proceeds of $25.1 million for the sale of the beneficial interests included in this transaction. The Sellers paid an agreed upon brokerage commission and certain transaction costs out of such gross proceeds. The remainder of the proceeds were distributed to the Customer ExAlt Trust, which then used such proceeds as follows: (i) a portion (2.5%) of the proceeds will be distributed to the beneficiaries of the Customer ExAlt Trust and (ii) the remainder was paid to BFF, a subsidiary of the Company, as payment on outstanding accrued fees (if any) and a loan repayment on the outstanding loan issued by BFF to such Customer ExAlt Trust. The proceeds for the fee payment and the loan repayment were then available for use by the Company. The Company was required to pay approximately $11.2 million out of the net proceeds to HH-BDH LLC as a principal and interest payment on the loan previously made by HH-BDH LLC to Beneficient Financing, LLC. HH-BDH LLC is an entity affiliated with Mr. Mack Hicks, who is a member of the Company’s board of directors.
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
On March 30, 2026, these entities agreed to sell an additional beneficial interest with respect to a certain limited partner interests they held for the benefit of such Customer ExAlt Trust. The Sellers received aggregate gross proceeds of approximately $1.0 million for the sale of such interest included in this transaction. In April and May 2026, these entities completed additional sales for gross proceeds of approximately $2.7 million. The Sellers paid brokerage commissions and certain transaction costs out of such gross proceeds. The remainder of the proceeds were distributed to the Customer ExAlt Trust, which then used such proceeds as follows: (i) a portion (2.5%) of the proceeds will be distributed to the beneficiaries of the Customer ExAlt Trust and (ii) the remainder was paid to a subsidiary of the Company as payment on outstanding accrued fees (if any) and/or a loan repayment on the outstanding loan issued by BFF to such Customer ExAlt Trust. The proceeds for the fee payment and the loan repayment were then available for use by the Company.
As part of two of the executed transactions, four limited partnership interests remain under contract to be sold for which funding has not yet occurred. Once those four transactions close and fund, gross proceeds are expected to be approximately $4.3 million, subject to change based on any capital calls funded or distributions received in the intervening time period.
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
On April 8, 2026, the Company funded the closing of a primary capital transaction pursuant to definitive agreements entered into on April 7, 2026 with respect to a limited partner interest in an investment fund with a NAV of $8.75 million. Pursuant to such transaction, the Customer ExAlt Trusts acquired the limited partner interest, and in exchange for such interest, the customer received 875,214 shares of the Company’s Series B-10 Resettable Convertible Preferred Stock, par value $0.001 per share (the “Series B-10 preferred stock”), with such Series B-10 preferred stock being convertible into shares of the Company’s Class A common stock. Each share of the Series B-10 preferred stock is convertible at the election of the holder into shares of the Class A common stock initially at a conversion price of $3.5479 per share, and is subject to reset from time to time, subject to a floor price of $1.2418 per share. A maximum of 7,047,947 shares of Class A common stock may be issued upon conversion of the Series B-10 preferred stock.
Recent Equity Issuances
On January 5, 2026, January 29, 2026, and April 7, 2026, the holder of the Series B-7 preferred stock elected to convert 11,667; 2,334; and 2,334 shares of Series B-7 preferred stock in to 48,955; 9,794; and 9,794 shares of Class A common stock, respectively, at a price per share of approximately $2.38 pursuant to the terms of the Series B-7 certificate of designation. The issuance of the Class A common stock in exchange for the Series B-7 preferred stock was made in reliance on the exemption provided by Section 3(a)(9) of the Securities Act.
On January 6, 2026, the Company issued 17,008 shares of Class A common stock of the Company to a consultant of the Company. The issuance of the Class A common stock pursuant to these transactions was not registered under the Securities Act and each was issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
On June 27, 2023, the Company entered into a Standby Equity Purchase Agreement (the “2023 SEPA”) with Yorkville. On each of January 6, 2026, January 26, 2026, February 24, 2026, February 27, 2026, March 5, 2026 and April 15, 2026, Yorkville purchased 10,000, 4,000, 20,000, 50,000, 15,040, and 60,000 shares of Class A common stock for $6.12, $4.87, $4.37, $4.11, $4.09, and $3.88 per share, respectively, pursuant to the terms of the 2023 SEPA. Such issuances were in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.
Limited Conversion of Preferred Series A Subclass 1 Unit Accounts
On October 15, 2025, certain holders of BCH Preferred A-1, that were issued prior to the Company’s initial listing on The Nasdaq Stock Market, LLC, elected to convert $52.6 million (based on their capital account balances determined pursuant to Section 704 of the Internal Revenue Code) of such BCH Preferred A-1 for BCH Class S Ordinary Units, which were subsequently contemporaneously exchanged for shares of the Company’s Class A common stock, (such transaction, the “Limited Conversion”). The Limited Conversion resulted in the issuance of 12,661,786 shares of Class A common stock, and immediately following the Limited Conversion, there were 13,844,818 shares of Class A common stock outstanding. Thomas O. Hicks, the former Chairman of our Board of Directors, and James G. Silk, our Chief Executive Officer, comprised the holders of the BCH Preferred A-1 that elected to participate in the Limited Conversion.
Nasdaq Continued Listing Standards
Our Class A common stock and warrants are listed on The Nasdaq Capital Market under the symbols “BENF” and BENFW,” respectively. We have received delisting notices from Nasdaq in the past related to noncompliance with certain Nasdaq continued listing rules. While we are currently in compliance with all applicable continued listing requirements and standards of Nasdaq, there can be no assurance that the Company will be able to maintain compliance with all the applicable listing requirements in the future.
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
On July 29, 2024, the Texas State District Court, Dallas County 134th Judicial District (the “Texas District Court”) entered an order vacating the Arbitration Award in its entirety. The Texas District Court directed the parties to file motions requesting any further relief that may be available within twenty days of the order. On August 2, 2024, the Claimant filed an appeal to challenge the order vacating the Arbitration Award in the Texas Fifth Court of Appeals. The Claimant filed his opening brief on October 28, 2024, and the Company filed its response brief on January 21, 2025. On February 10, 2025, the Claimant filed his reply brief. The Texas Fifth Court of Appeals heard oral arguments in April 2025. On October 10, 2025, the Texas Fifth Court of Appeals reversed the judgment of the Texas District Court and confirmed the previous Arbitration Award. On November 12, 2025, the Company filed a motion for re-hearing with the Texas Fifth Court of Appeals. On May 13, 2026, the Texas Fifth Court of Appeals denied the Company’s motion for re-hearing. On June 4, 2026, the Company filed a petition for review with the Supreme Court of Texas requesting that it reverse the Texas Fifth Court of Appeals’ ruling and reinstate the trial court’s decision to vacate the arbitration award. In the Texas District Court, on April 20, 2026, the Company was ordered to post a bond of not less than $25 million as security to protect the judgment pending appeal. On April 30, 2026, the Company filed a Motion for Reconsideration and Stay challenging the bond order. On June 18, 2026, the Company filed a Sworn Declaration establishing that the aggregate current net worth of the defendant entities under GAAP as determined under Texas law is negative. On June 22, 2026, consistent with the Sworn Declaration, the Company deposited a $100 cash bond in lieu of a supersedeas bond pursuant to Texas Rule of Appellate Procedure 24.2(a)(1) and Texas Civil Practice & Remedies Code § 52.006. The Company will continue to vigorously defend itself in this matter and we are exploring available options with respect to the Arbitration Award, which may include working with the Claimant on settlement terms that could reduce the potential near term cash obligations associated with the arbitration. There can be no assurance that we will be able to reach a settlement on terms that are favorable to us or at all.
As a result of the order issued on July 29, 2024, the Company released the liability associated with the Arbitration Award, which resulted in the release of the previously recognized loss contingency accrual in the amount of $55.0 million being reflected in the year ended March 31, 2026 consolidated statement of comprehensive income (loss). As a result of the order issued on October 10, 2025, the Company recorded a loss contingency associated with the Arbitration Award, including post-judgment interest and fees, which resulted in a loss of $62.8 million being reflected in the year ended March 31, 2026 consolidated statement of comprehensive income (loss). Additional interest accruing on the Arbitration Award during the year ended March 31, 2026 totaled $5.1 million and is reflected in the noncash interest expense line item on the consolidated statements of cash flows.
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

–Volatility in the price of our Class A common stock. The price of our Class A common stock may impact our ability to enter into liquidity transactions with our Customers. If our stock price declines, our potential Customers may be less likely to engage with us and accept our Class A common stock, or securities convertible into our Class A common stock, in exchange for their alternative assets. Furthermore, a significant sustained decrease in our stock price has in the past been an indicator, and in the future may indicate, that impairment is present and may require a quantitative impairment assessment of our assets including goodwill and intangible assets. Any such future impairment charges for goodwill may reduce our overall assets and may result in a change in the perceived value of the Company and ultimately may be reflected as a reduction in the market price of our securities. Additionally, we have begun to enter into financings in which the Customer ExAlt Trusts use our Class A common stock or convertible preferred stock as consideration to meet capital calls or make other capital contributions in alternative asset funds, which in turn hold such securities as an investment. Volatility, either positively or negatively, in the price of our Class A common stock may have a compounding effect on our consolidated investment income and cause further decreases in our stock price in the event our securities comprise a significant portion of such alternative asset funds’ aggregate assets. We have received delisting notices from Nasdaq in the past related to noncompliance with certain Nasdaq continued listing rules. While we are currently in compliance with all applicable continued listing requirements and standards of Nasdaq, there can be no assurance that the Company will be able to maintain compliance with all the applicable listing requirements in the future. See the risk factor titled “At times in the past, we have been notified by Nasdaq of our failure to comply with certain continued listing requirements. While we are currently in compliance with all applicable continued listing requirements and standards of Nasdaq, if we are unable to maintain compliance with the applicable listing requirements, our Class A common stock could be delisted from Nasdaq” for more information.
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
Current Events
In February 2026, the U.S. and Israel launched coordinated military strikes against Iran, which retaliated with missile attacks across the region. In October 2023, following a series of attacks by Hamas on Israeli civilian and military targets, Israel declared war on Hamas in Gaza. In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine and as a result, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. These ongoing conflicts could have a negative impact on the economy and business activity globally (including in the countries in which the Customer ExAlt Trusts currently holds investments or may hold investments in the future), and therefore, could adversely affect the performance of the Customer ExAlt Trusts’ investments.
The extent and impact of any sanctions imposed in connection with the ongoing conflicts between Russia and Ukraine and in the Middle East has caused and may continue to cause financial market volatility and impact the global economy. Volatility and disruption in the equity and credit markets can adversely affect the portfolio companies underlying the investments held by the Customer ExAlt Trusts and adversely affect the investment performance. Our ability to manage exposure to market conditions is limited. Market deterioration could cause the Company to experience reduced liquidity, earnings and cash flow, recognize impairment charges, or face challenges in raising capital and making investments on attractive terms. Adverse market conditions can also affect the ability of investment funds held by the Customer ExAlt Trusts to liquidate positions in a timely and efficient manner. As a result, this presents material uncertainty and risk with respect to the performance of the investments held by the Customer ExAlt Trusts, even though the Customer ExAlt Trusts do not hold any investments with material operations in Russia, Ukraine, Israel, or Iran. The cash flows from the investments held by the Customer ExAlt Trusts serve as the collateral to the ExAlt Loans and the fees that are paid by the Customer ExAlt Trusts to Ben for administering these trusts, both of which are key determinants in the income allocated to Ben’s and BCH’s equity holders.
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
We continue to evaluate the impact of the ongoing conflicts between Russia and Ukraine and in the Middle East and other items, such as inflation, volatile interest rates, changes in regulatory requirements and tariffs, and assess the impact on financial markets and our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of new liquidity transactions with our customers.
Factors Affecting the Comparability of Our Financial Condition and Results of Operations
In addition to the items mentioned above in the “Recent Developments” section, our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, primarily for the following reasons:
–Vesting of performance based awards. Certain of our restricted equity units were granted with a performance-based condition. The performance condition was met upon public listing in June 2023 and expense for vested units was recognized during the three months ended June 30, 2023. The recognition of the remaining compensation cost will be recognized over the remaining vesting period. Total recognized compensation cost related to these awards was approximately $0.5 million and $1.0 million for the years ended March 31, 2026 and 2025, respectively. Total unrecognized compensation cost related to these awards was approximately nil as of March 31, 2026. Additionally, during the year ended March 31, 2025, approximately $2.4 million of compensation cost, which is the full grant date fair value of the RSUs, was recognized for awards to three employees. The awards do not require continuing employment by the individuals.
–Goodwill and Intangibles Impairment. Goodwill is tested for impairment at least annually and, more frequently between annual tests, whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. Subsequent to the public listing on June 8, 2023, and through March 31, 2026, the Company has, at times, experienced a significant sustained decline in the price of its Class A common stock and its related market capitalization. We believed that these factors indicated that the fair value of our reporting units had more likely than not fallen below their carrying values as of each quarter during the year ended

March 31, 2025 and for the quarter ended March 31, 2026. As a result, during fiscal 2025, we wrote the carrying value of the Ben Custody and Ben Markets reporting units down to their estimated fair values. Cumulatively, during fiscal 2025, we recognized a non-cash goodwill impairment charge of $3.7 million. No non-cash goodwill impairment charge was recorded during fiscal 2026. The cumulative impairment of goodwill through March 31, 2026, is $2.4 billion. Total goodwill remaining as of March 31, 2026 is $9.9 million. Intangible assets with an indefinite life are assessed for impairment annually, when, among other things, a significant change in the extent or manner in which an asset is used, a continual decline in the Company’s operating performance, or as a result of fundamental changes in a subsidiary’s business condition. Due to our decision to abandon the insurance license in Bermuda and close the relevant Bermuda based entities, we recorded non-cash intangible asset impairment of $3.1 million in fiscal 2026. No non-cash intangible asset impairment charge was recorded in fiscal 2025. Goodwill and intangible asset impairment charges are reflected in the loss on impairment of goodwill and intangible assets in the consolidated statements of comprehensive income (loss).
–Accrual (Release) of Equity Awards Arbitration Loss Contingency. During the year ended March 31, 2024, the Company accrued a loss contingency based on the findings of the sole arbitrator that in terminating the equity awards of a former member of the Board of Directors of Beneficient Management, LLC, the Company had breached its contractual obligations, and as a result, the sole arbitrator awarded the former board member Arbitration Award. During the year ended March 31, 2025, the Company released the loss contingency accrual based on the Texas State District Court, Dallas County 134th Judicial District entering an order vacating the Arbitration Award in its entirety. On October 10, 2025, the Texas Fifth Court of Appeals reversed the judgment of the Texas District Court and confirmed the previous Arbitration Award. Thus, the Company recorded a loss contingency associated with the Arbitration Award, including post-judgment interest and fees, which resulted in a loss of $62.8 million during the year ended March 31, 2026. In addition to the loss contingency, we have recorded interest accruing on the Arbitration Award during the year ended March 31, 2026 totaling $5.1 million and is reflected in the noncash interest expense line item on the consolidated statements of cash flows. Thus, the fiscal year 2025 year-to-date amounts reflect the release of the accrual of the Arbitration Award of $55.0 million, while fiscal year 2026 year-to-date amounts reflect the accrual of the Arbitration Award, plus post-judgment interest and fees, for a total of $67.9 million.
–Derivative asset recognized in Limited Conversion. During the year ended March 31, 2026, a embedded derivative related to the appreciation forfeiture provision involving the Class A common stock issued as part of the Limited Conversion was bifurcated and recorded as a derivative asset at fair value on the conversion date, with subsequent changes in fair value recognized in gain (loss) on financial instruments, net. During the year ended March 31, 2026, unrealized gain on the change in fair value was recognized totaling $9.5 million. There were no such amounts in the prior year periods since the embedded derivative did not exist. The derivative asset is remeasured at each reporting date until settlement on January 1, 2028.
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

(in thousands)	Year Ended March 31,
	2026	2025
Ben Liquidity
Loan payments received	$51,580	$17,248
Operating income (loss)	(55,699)	(12,802)
Adjusted operating income (loss)(1)	(55,699)	(12,797)
Ben Custody
Fee payments received	$4,676	$10,599
Operating income (loss)	7,954	13,288
Adjusted operating income (loss)(1)	7,954	18,522
Consolidated:
Revenue	$(39,125)	$(7,943)
Adjusted revenue(1)	(48,616)	(7,391)
Operating income (loss)	(166,512)	(24,185)
Adjusted operating income (loss)(1)	(94,025)	(61,583)
(1) Adjusted revenue and adjusted operating income (loss) are non-GAAP financial measures. For a definition and reconciliation to comparable U.S. GAAP metrics, please see the section titled “—Supplemental Unaudited Presentation of Non-GAAP Financial Information.”

(dollars in thousands)	March 31, 2026		March 31, 2025
Ben Liquidity
Loans to Customer ExAlt Trusts, net	$169,684		$244,070
Allowance to total loans	70.95%		58.39%
Nonperforming loans to total loans	53.65%		50.53%
Ben Custody
Fees receivable	$18,486		$16,890
Deferred revenue	12,537		17,762
Customer ExAlt Trusts
Investments, at fair value	$195,536		$291,371
Distributions to Original Loan Balance	0.80	x	0.75	x
Total Value to Original Loan Balance	1.02	x	1.04	x
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
Principal Revenue and Expense Items
During the fiscal years ended March 31, 2026 and 2025, we earned revenues on a consolidated basis from the following primary sources:
•Investment Income (Loss), net. Investment income (loss), net, includes the change in NAV of the alternative assets held by certain of the Customer ExAlt Trusts.
For the aforementioned periods, our main components of consolidated expense are summarized below:
•Interest Expense. Interest expense includes interest accrued to our senior lender under our amended and restated First Lien Credit Agreement and Second Lien Credit Agreement (as described under “Liquidity and Capital Resources — Amended Credit Agreements”), interest on the borrowings under the HH-BDH Credit Agreement, interest accrued on the ExAlt Trust Loan Payable, and interest accrued on our other debt due to related parties. When we issue debt, we amortize the financing costs (commissions and other fees) associated with such indebtedness over the outstanding term of the financing and classify it as interest expense. Additional interest accruing on the Arbitration Award during the fiscal year ended March 31, 2026, totaling $5.1 million, is reflected in the interest expense line item.
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
•Provision for Credit Losses. Provision for credit losses represents the amount charged to earnings each period for credit losses incurred on available-for-sale debt securities and for allowances taken on financial assets.
•Other Expenses. We recognize and record expenses in our business operations as incurred. Other expenses include software license and maintenance expenses, IT consulting fees, travel and entertainment expenses, other insurance and tax expenses, supplies, costs associated with employee training and dues, transaction expenses, depreciation and amortization expenses, and various other expenses.

•Loss on impairment of goodwill and intangible assets. Goodwill and indefinite-lived intangible assets are assessed for impairment on an annual basis and whenever events and circumstances indicate that these assets may be impaired, including, for goodwill, as a result of significant sustained declines in the prevailing prices of our Class A common stock. For goodwill, we compare the fair value of each of our reporting units to its respective carrying value, including goodwill. If the respective carrying value, including goodwill, exceeds the reporting unit’s fair value, we will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value, up to the amount of goodwill associated with the reporting unit. Intangible assets with an indefinite life are assessed for impairment annually, when, among other things, a significant change in the extent or manner in which an asset is used, a continual decline in the Company’s operating performance, or as a result of fundamental changes in a subsidiary’s business condition.
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

RESULTS OF OPERATIONS — YEARS ENDED MARCH 31, 2026 AND 2025

(in thousands)	Year Ended March 31, 2026
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income (loss), net	$—	$—	$(49,532)	$—	$—	$(49,532)
Gain (loss) on financial instruments, net	—	—	358	9,416	—	9,774
Interest and dividend income	—	—	—	40	—	40
Trust services and administration revenues	—	593	—	—	—	593

Intersegment revenues
Interest income	33,421	—	—	—	(33,421)	—
Trust services and administration revenues	—	12,150	—	—	(12,150)	—
Total revenues	33,421	12,743	(49,174)	9,456	(45,571)	(39,125)

External expenses
Employee compensation and benefits	1,597	2,473	—	7,775	—	11,845
Interest expense	13,466	—	—	5,335	—	18,801
Professional services	1,296	527	1,880	17,351	—	21,054
Provision for credit losses	—	1,047	—	1	—	1,048
Loss on impairment of goodwill and intangible assets	—	—	—	3,100	—	3,100
Accrual (release) of loss contingency related to arbitration award	—	—	—	62,831	—	62,831
Other expenses	854	742	921	6,191	—	8,708

Intersegment expenses
Interest expense	—	—	150,983	—	(150,983)	—
Provision for credit losses	71,907	—	—	—	(71,907)	—
Other expenses	—	—	11,548	—	(11,548)	—
Total expenses	89,120	4,789	165,332	102,584	(234,438)	127,387

Operating income (loss)	$(55,699)	$7,954	$(214,506)	$(93,128)	$188,867	$(166,512)
(Gain) loss on liability resolution						(1,996)
Income tax expense						214
Net income (loss)						$(164,730)

RESULTS OF OPERATIONS — YEARS ENDED MARCH 31, 2026 AND 2025 (cont’d)

(in thousands)	Year Ended March 31, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income (loss), net	$—	$—	$(6,500)	$—	$—	$(6,500)
Gain (loss) on financial instruments, net	—	—	(1,776)	(466)	—	(2,242)
Interest and dividend income	—	—	—	44	—	44
Trust services and administration revenues	—	753	—	—	—	753
Other income	—	—	2	—	—	2

Intersegment revenues
Interest income	42,583	—	—	—	(42,583)	—
Trust services and administration revenues	—	20,821	—	—	(20,821)	—
Total revenues	42,583	21,574	(8,274)	(422)	(63,404)	(7,943)

External expenses
Employee compensation and benefits	1,436	1,597	—	13,818	—	16,851
Interest expense	12,406	—	—	2,502	—	14,908
Professional services	1,086	651	2,137	19,361	—	23,235
Provision for credit losses	—	—	998	2	—	1,000
Loss on impairment of goodwill and intangible assets	—	3,427	—	265	—	3,692
Accrual (release) of loss contingency related to arbitration award	—	—	—	(54,973)	—	(54,973)
Other expenses	1,571	804	794	8,360	—	11,529

Intersegment expenses
Interest expense	—	—	142,543	—	(142,543)	—
Provision for credit losses	38,886	1,807	—	—	(40,693)	—
Other expenses	—	—	13,681	—	(13,681)	—
Total expenses	55,385	8,286	160,153	(10,665)	(196,917)	16,242

Operating income (loss)	$(12,802)	$13,288	$(168,427)	$10,243	$133,513	$(24,185)
(Gain) loss on liability resolution						(23,462)
Income tax expense						80
Net income (loss)						$(803)

CONSOLIDATED
Results of Operations — Year Ended March 31, 2026 Compared to the Year Ended March 31, 2025
Revenues (in thousands)

	Year Ended March 31,
	2026	2025
Investment income (loss), net	$(49,532)	$(6,500)
Gain (loss) on financial instruments, net	9,774	(2,242)
Interest and dividend income	40	44
Trust services and administration revenues	593	753
Other income	—	2
Total revenues	$(39,125)	$(7,943)
Year Ended March 31, 2026 and 2025
Investment loss increased $43.0 million for the year ended March 31, 2026, compared to the same period in 2025, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts or fair value for such investments deemed probable to be sold at an amount that differs from NAV. Investment loss was $49.5 million for the year ended March 31, 2026, which was driven by $45.8 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor or the fair value for investments deemed probable to be sold at an amount that differs from NAV (58% of the investment income (loss), net relates to realized losses arising from investments sold during the period), $5.5 million of downward quoted market price adjustments, offset by $2.3 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar. Investment loss was $6.5 million for the year ended March 31, 2025, which was driven by $4.9 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, $1.2 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar and $0.5 million of downward quoted market price adjustments.
Gain (loss) on financial instruments, net increased $12.0 million for the year ended March 31, 2026, compared to the same period in 2025, driven by the changes in fair value of the financial instruments held during the period. Gain on financial instruments, net for the year ended March 31, 2026 was primarily driven by a $9.5 million increase in the fair value of the derivative asset at period end, which was recognized initially as part of the Limited Conversion that occurred in October 2025, and a $0.4 million increase in the fair value of public equity securities partially offset by a $0.1 million net decrease in the fair value of warrants liability. Loss on financial instruments, net for the year ended March 31, 2025 was primarily driven by a $0.8 million decrease in the fair value of public equity securities, a $0.5 million net loss on the fair value of the convertible debt, warrants and derivative liability, a $0.5 million decrease in the value of our interests in the GWG Wind Down Trust, and a $0.4 million decrease in equity securities without a readily determinable fair value.
Interest and Operating Expenses (in thousands)

	Year Ended March 31,
	2026	2025
Employee compensation and benefits	$11,845	$16,851
Interest expense (including amortization of deferred financing costs)	18,801	14,908
Professional services	21,054	23,235
Provision for credit losses	1,048	1,000
Loss on impairment of goodwill and intangible assets	3,100	3,692
Accrual (release) of loss contingency related to arbitration award	62,831	(54,973)
Other expenses	8,708	11,529
Total expenses	$127,387	$16,242
Year Ended March 31, 2026 and 2025
Employee compensation and benefits decreased $5.0 million for the year ended March 31, 2026, compared to the same period in 2025. The decrease is principally related to a $4.0 million decrease in equity-based compensation and a $1.0 million decrease in payroll and other benefit related costs due to a lower headcount in fiscal year 2026 compared to the prior year.

Interest expense increased $3.9 million for the year ended March 31, 2026, compared to the same period in 2025, due to a $5.1 million increase in interest expense related to legal proceedings, a $1.8 million increase in interest expense on the amended and restated First Lien Credit Agreement and Second Lien Credit Agreement due to the purported event of default occurring as of April 14, 2025 and by a $0.5 million increase of higher deferred financing cost amortization related to the HH-BDH Credit Agreement arising from prepayments on the outstanding loan balance, partially offset by a $2.2 million decrease in expense as a result of the resolution of certain liabilities that were accruing interest of approximately $1.0 million per quarter and a $1.3 million decrease in interest expense recognized on the HH-BDH Credit Agreement as a result of principal paydowns.
Professional services expenses decreased $2.2 million for the year ended March 31, 2026, compared to the same period in 2025, primarily due to a decreases in other professional fees, tax fees related to a reduction in utilization of third-party preparers, and consulting fees, partially offset by an increase in legal fees due to higher legal activity in certain ongoing matters, principally related to the matter involving our former CEO and entities related to him, for which we had certain indemnification agreements related to legal fees.
Provision for credit losses increased by a nominal amount for the year ended March 31, 2026, compared to the same period in 2025. Provision for credit losses during the year ended March 31, 2026 is comprised of a credit related loss on certain receivables. Provision for credit losses during the year ended March 31, 2025 is comprised of a credit related loss on an available-for-sale debt security held by the Customer ExAlt Trusts.
During the year ended March 31, 2026, in addition to our annual goodwill impairment test, we completed an interim goodwill impairment test as of March 31, 2026 due to a significant, sustained decline in our Class A common stock price and the Company’s related market capitalization subsequent to our annual goodwill impairment test. The results of both analyses concluded that there was no goodwill impairment during fiscal 2026. Additionally, for the quarter end March 31, 2026, impairment analysis related to our insurance license intangible asset held with the Bermuda Insurance Authority resulted in impairment of that intangible asset related to the insurance license due to our decision to abandon such license as we are in the process of dissolving the relevant Bermuda entities. Accordingly, a $3.1 million non-cash intangible asset impairment charge was recognized. During the year ended March 31, 2025, we completed interim impairment tests for goodwill due to a significant, sustained decline in our Class A common stock price and the Company’s related market capitalization and as a result, recorded non-cash goodwill impairment charges totaling $3.7 million. See—Critical Accounting Estimates below and Note 8 to the Consolidated Financial Statements in “Part 2, Item 8.—Financial Statements” of this Annual Report on Form 10-K for further information.
Release of loss contingency related to arbitration award recognized during the year ended March 31, 2025, relates to the release of a previously recorded loss contingency recorded in our fiscal year ended March 31, 2024 that had been awarded against the Company during arbitration for compensatory damages, including prejudgment interest in a matter pertaining to a former director challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The release of the loss contingency was based on a Texas District Court order vacating the previously recorded and disclosed arbitration award against Beneficient. Accrual of loss contingency related to Arbitration Award recognized during the year ended March 31, 2026, relates to the same arbitration involving a former director challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The loss contingency is based on the Texas Fifth Court of Appeals reversing the judgment of the Texas District Court and confirming the Arbitration Award. The amount reflected during the year ended March 31, 2026 includes post-judgment interest and fees through June 30, 2025, resulting in a loss of approximately $62.8 million. Ongoing post-judgment interest costs are reflected in interest expense as described above.
Other expenses decreased $2.8 million for the year ended March 31, 2026, compared to the same period in 2025. The largest decreases relate to approximately $0.9 million of lower depreciation and amortization, lower insurance and taxes of $0.6 million and $0.4 million of lower costs associated with occupancy and equipment. The table below provides additional detail regarding our other expenses.

Other Expenses (in thousands)

	Year Ended March 31,
	2026	2025
Other insurance and taxes	$2,701	$3,292
Software license and maintenance	1,387	1,672
Depreciation and amortization	746	1,695
Occupancy and equipment	213	613
Travel and entertainment	83	308
Other expenses	3,578	3,949
Total other expenses	$8,708	$11,529
BEN LIQUIDITY
Results of Operations — Year Ended March 31, 2026 Compared to the Year Ended March 31, 2025

(in thousands)	Year Ended March 31,
	2026	2025
Revenues
Interest income	$33,421	$42,583

Expenses
Employee compensation and benefits	1,597	1,436
Interest expense (including amortization of deferred financing costs)	13,466	12,406
Professional services	1,296	1,086
Provision for credit losses	71,907	38,886
Other expenses	854	1,571
Total expenses	89,120	55,385
Operating loss	$(55,699)	$(12,802)
Year Ended March 31, 2026 and 2025
Interest income decreased $9.2 million during the year ended March 31, 2026 compared to the same period in 2025. The decrease was primarily driven by a higher percentage of loans being placed on nonaccrual status and paydowns on loans during the current year arising from proceeds from Asset Sales Initiative described elsewhere herein.
Interest expense increased $1.1 million for the year ended March 31, 2026 compared to the same period in 2025, driven by an increase of $1.8 million in interest expense on the amended and restated First Lien Credit Agreement and Second Lien Credit Agreement due to the purported event of default occurring as of April 14, 2025 and a $0.4 million increase in deferred financing cost amortization recognized on the HH-BDH Credit Agreement arising from prepayments on the outstanding loan balance, partially offset by a $1.3 million decrease in interest expense recognized on the HH-BDH Credit Agreement as a result of principal paydowns.
Provision for credit losses increased $33.0 million for the year ended March 31, 2026, compared to the same period in 2025. The provision for the current period increased over the prior period primarily due to interest capitalization outpacing loan paydowns from distributions or disposition proceeds from the collateral and growth in value of the collateral (or lack thereof).

BEN CUSTODY
Results of Operations — Year Ended March 31, 2026 Compared to the Year Ended March 31, 2025

(in thousands)	Year Ended March 31,
	2026	2025
Revenues
Trust services and administration revenues	$12,743	$21,574

Expenses
Employee compensation and benefits	2,473	1,597
Professional services	527	651
Provision for credit losses	1,047	1,807
Loss on impairment of goodwill and intangible assets	—	3,427
Other expenses	742	804
Total expenses	4,789	8,286
Operating income (loss)	$7,954	$13,288
Year Ended March 31, 2026 and 2025
Trust services and administration revenues decreased $8.8 million for the year ended March 31, 2026, compared to the same period in 2025, driven by a decrease in the NAV of alternative assets held by the Customer ExAlt Trusts, which is an input into the calculation of the recurring trust services revenues.
Provision for credit losses was decreased $0.8 million for the year ended March 31, 2026, compared to the same period in 2025. Provision for credit losses during the year ended March 31, 2026 related to fee receivables arising from our loan participation program. Provision for credit losses for the year ended March 31, 2025 related to a decrease in the collateral value comprised of related party equity interests.
During the year ended March 31, 2026, in addition to our annual goodwill impairment test, we completed an interim goodwill impairment test as of March 31, 2026 due to a significant, sustained decline in our Class A common stock price and the Company’s related market capitalization subsequent to our annual goodwill impairment test. The results of both analyses concluded that there was no goodwill impairment during fiscal 2026 related to this reporting unit. During the year ended March 31, 2025, we identified triggering events related to a significant, sustained decline in our Class A common stock price and the Company’s related market capitalization, requiring interim and annual impairment tests for goodwill and as a result, we recognized non-cash impairment charges totaling $3.4 million for this reporting unit. See—Critical Accounting Estimates below and Note 8 to the Consolidated Financial Statements in “Part 2, Item 8.—Financial Statements” of this Annual Report on Form 10-K for further information.

CUSTOMER EXALT TRUSTS
Results of Operations — Year Ended March 31, 2026 Compared to the Year Ended March 31, 2025

(in thousands)	Year Ended March 31,
	2026	2025
Revenues
Investment income (loss), net	$(49,532)	$(6,500)
Gain (loss) on financial instruments, net	358	(1,776)
Other income	—	2
Total revenues	(49,174)	(8,274)

Expenses
Interest expense	150,983	142,543
Professional services	1,880	2,137
Provision for credit losses	—	998
Other expenses	12,469	14,475
Total expenses	165,332	160,153
Operating income (loss)	$(214,506)	$(168,427)
Year Ended March 31, 2026 and 2025
Investment loss increased $43.0 million for the year ended March 31, 2026, compared to the same period in 2025, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts or fair value for such investments deemed probable to be sold at an amount that differs from NAV. Investment loss was $49.5 million for the year ended March 31, 2026, which was driven by $45.8 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor or the fair value for investments deemed probable to be sold at an amount that differs from NAV (58% of the investment income (loss), net relates to realized losses arising from investments sold during the period) and $5.5 million of downward quoted market price adjustments, offset by $2.3 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar. Investment loss was $6.5 million for the year ended March 31, 2025, which was driven by $4.9 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor, $1.2 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar, and $0.5 million of downward quoted market price adjustments.
Gain (loss) on financial instruments, net improved by $2.1 million for the year ended March 31, 2026, compared to the same period in 2025, driven by the changes in fair value of the financial instruments held during the period. Gain on financial instruments, net for the year ended March 31, 2026 was related to a $0.4 million increase in the fair value of public equity securities. Loss on financial instruments, net for the year ended March 31, 2025 was primarily driven by a $0.8 million decrease in the fair value of public equity securities, a $0.5 million decrease in the fair value of our interests in the GWG Wind Down Trust, and a $0.4 million decrease in equity securities without a readily determinable fair value.
Interest expense increased $8.4 million for the year ended March 31, 2026, compared to the same period in 2025, which reflects an increase in contractual interest on the ExAlt Loans, driven by the origination of new liquidity transactions and the compounding of effects of paid-in-kind interest, offset by paydowns of the ExAlt Loans from proceeds generated from the underlying collateral comprised of the alternative assets held by the Customer ExAlt Trusts.
Provision for credit losses decreased $1.0 million for the year ended March 31, 2026, compared to the same period in 2025. Provision for credit losses for the year ended March 31, 2025, is comprised of a credit related loss on an available-for-sale debt security held by the Customer ExAlt Trusts. No such losses were recognized in the current year.

CORPORATE AND OTHER
Results of Operations — Year Ended March 31, 2026 Compared to the Year Ended March 31, 2025

(in thousands)	Year Ended March 31,
	2026	2025
Revenues
Gain (loss) on financial instrument, net	$9,416	$(466)
Interest and dividend income	40	44
Total revenues	9,456	(422)

Expenses
Employee compensation and benefits	7,775	13,818
Interest expense (including amortization of deferred financing costs)	5,335	2,502
Professional services	17,351	19,361
Provision for credit losses	1	2
Loss on impairment of goodwill and intangible assets	3,100	265
Accrual (release) of loss contingency related to arbitration award	62,831	(54,973)
Other expenses	6,191	8,360
Total expenses	102,584	(10,665)
Operating income (loss)	$(93,128)	$10,243
Year Ended March 31, 2026 and 2025
Gain (loss) on financial instruments, net increased $9.9 million for the year ended March 31, 2026, compared to the same period in 2025, driven by the changes in fair value of the financial instruments held during the period. Gain on financial instruments, net for the year ended March 31, 2026, includes a $9.5 million increase in the fair value of the derivative asset at period end, which was recognized initially as part of the Limited Conversion that occurred in October 2025, partially offset by a $0.1 million increase in the fair value of our warrants liability. Loss on financial instruments, net for the year ended March 31, 2025, included a $0.5 million decrease in the combined fair value of the convertible debt, warrants and derivative liability.
Employee compensation and benefits decreased $6.0 million for the year ended March 31, 2026, compared to the same period in 2025. The decrease was driven by a $4.0 million decrease in equity-based compensation and $2.0 million decrease in payroll and other benefit-related costs related to lower headcount in fiscal 2026 as compared to fiscal 2025.
Interest expense increased $2.8 million during the year ended March 31, 2026, compared to the same period in 2025, driven by a $5.1 million increase in interest expense related to legal proceedings that did not exist in the prior year offset by a $2.2 million decrease due to a resolution on September 30, 2024 of certain liabilities that were accruing interest of approximately $1.0 million per quarter.
Professional services decreased $2.0 million during the year ended March 31, 2026, compared to the same period in 2025, primarily due to decreases in other professional fees, tax fees related to a reduction in utilization of third-party preparers, and consulting fees, partially offset by an increase in legal fees due to higher legal activity in certain ongoing matters.
During the year ended March 31, 2026, in addition to our annual goodwill impairment test, we completed an interim goodwill impairment test as of March 31, 2026 due to a significant, sustained decline in our Class A common stock price and the Company’s related market capitalization subsequent to our annual goodwill impairment test. The results of both analyses concluded that there was no goodwill impairment during fiscal 2026 related to Ben Markets, which is included in Corporate and Other. Additionally, for the quarter end March 31, 2026, impairment analysis related to our insurance license intangible asset held with the Bermuda Insurance Authority resulted in impairment of that intangible asset related to the insurance license. Accordingly, a $3.1 million non-cash intangible asset impairment charge was recognized for Ben Insurance, which is also included in Corporate and Other. During the year ended March 31, 2025, we identified triggering events related to a significant, sustained decline in our Class A common stock price and the Company’s related market capitalization. Interim and annual impairment tests for goodwill were performed and as a result, we recorded an aggregate non-cash impairment charge of $0.3 million. See—Critical Accounting Estimates below and Note 8 to the Consolidated Financial Statements in “Part 2, Item 8.—Financial Statements” of this Annual Report on Form 10-K for further information.

Accrual (release) of loss contingency related to arbitration award recognized during the year ended March 31, 2025, relates to the release of a previously recorded loss contingency recorded in our fiscal year ended March 31, 2024 that had been awarded against the Company during arbitration for compensatory damages, including prejudgment interest in a matter pertaining to a former director challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The release of the loss contingency was based on a Texas District Court order vacating the previously recorded and disclosed arbitration award against Beneficient. Accrual of loss contingency related to Arbitration Award recognized during the year ended March 31, 2026, relates to the same arbitration involving a former director challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The loss contingency is based on the Texas Fifth Court of Appeals reversing the judgment of the Texas District Court and confirming the Arbitration Award. The amount reflected during the year ended March 31, 2026 includes post-judgment interest and fees through June 30, 2025, resulting in a loss of approximately $62.8 million. Ongoing post-judgment interest costs are reflected in interest expense as described above.
Other expenses decreased $2.2 million for the year ended March 31, 2026, compared to the same period in 2025, primarily driven by a decrease in various categories, including insurance and taxes, depreciation and amortization, and occupancy and equipment expenses.

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
The following tables set forth a reconciliation of adjusted revenue to revenue and adjusted operating income (loss) to operating income (loss), the most directly comparable U.S. GAAP measures, using data derived from our consolidated financial statements for the periods indicated:

(in thousands)	Year Ended March 31, 2026
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$33,421	$12,743	$(49,174)	$9,456	$(45,571)	$(39,125)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	5	—	—	5
Mark to market adjustment on derivative asset	$—	$—	$—	$(9,496)	$—	$(9,496)
Adjusted revenues	$33,421	$12,743	$(49,169)	$(40)	$(45,571)	$(48,616)

Operating income (loss)	$(55,699)	$7,954	$(214,506)	$(93,128)	$188,867	$(166,512)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	5	—	—	5
Mark to market adjustment on derivative asset	—	—	—	(9,496)	—	(9,496)
Intersegment provision for credit losses on collateral comprised of interests in GWG Wind Down Trust	—	—	—	—	—	—
Share-based compensation expense	—	—	—	1,629	—	1,629
Goodwill and other intangible asset impairment	—	—	—	3,100	—	3,100
Accrual (release) of loss contingency related to arbitration award, including post-judgment interest	—	—	—	67,894	—	67,894
Legal and professional fees(1)	—	—	—	9,355	—	9,355
Adjusted operating income (loss)	$(55,699)	$7,954	$(214,501)	$(20,646)	$188,867	$(94,025)
(1) Includes legal and professional fees related to lawsuits.

(in thousands)	Year Ended March 31, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$42,583	$21,574	$(8,274)	$(422)	$(63,404)	$(7,943)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	545	7	—	552
Mark to market adjustment on derivative asset	$—	$—	$—	$—	$—	$—
Adjusted revenues	$42,583	$21,574	$(7,729)	$(415)	$(63,404)	$(7,391)

Operating income (loss)	$(12,802)	$13,288	$(168,427)	$10,243	$133,513	$(24,185)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	545	7	—	552
Mark to market adjustment on derivative asset	—	—	—	—	—	—
Intersegment provision for credit losses on collateral comprised of interests in GWG Wind Down Trust	5	1,807	—	—	(1,812)	—
Share-based compensation expense	—	—	—	5,649	—	5,649
Goodwill and intangible asset impairment	—	3,427	—	265	—	3,692
Accrual (release) of loss contingency related to arbitration award, including post-judgment interest	—	—	—	(54,973)	—	(54,973)
Legal and professional fees(1)	—	—	—	7,682	—	7,682
Adjusted operating income (loss)	$(12,797)	$18,522	$(167,882)	$(31,127)	$131,701	$(61,583)
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
As of March 31, 2026, Ben Liquidity’s loan portfolio consisted of ExAlt Loans to the Customer ExAlt Trusts with an aggregate principal amount outstanding of $584.1 million, including accrued interest that has been capitalized on the ExAlt Loans. Ben Liquidity’s ExAlt Loans are structured as loans with a maturity date of 12 years that bear contractual interest at a variable rate or fixed rate that compounds monthly. The ExAlt Loans made prior to December 31, 2020 have a variable interest rate established off of a base rate of 14%, and ExAlt Loans made on or after December 31, 2020 have a variable interest rate established off a base rate of 10% or a fixed rate of 5%-10%. Ben Liquidity may make ExAlt Loans in the future with a variable interest rate established off of different base rates. Since the Customer ExAlt Trusts are consolidated, the ExAlt Loans and related interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts are eliminated in the presentation of our consolidated financial statements; however, such amounts directly impact the income (loss) allocable to Ben’s or BCH’s equity holders.
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
The Customer ExAlt Trusts held interests in alternative assets with a NAV of $162.8 million and $259.1 million as of March 31, 2026 and 2025, respectively. As of March 31, 2026, the Customer ExAlt Trusts’ portfolio had exposure to 140 professionally managed alternative investment funds, comprised of 397 underlying investments, 98 percent of which are investments in private companies. Additionally, the Customer ExAlt Trusts directly hold investments in debt and equity securities. The aggregate value of these investments was $32.7 million and $32.3 million as of March 31, 2026 and 2025, respectively. As part of the Asset Sales Initiative described elsewhere, subsequent to March 31, 2026, entities held by a Customer ExAlt Trust and managed by an indirect subsidiary of the Company completed or agreed to the completion of the sale of beneficial interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trust. Aggregate gross proceeds of $7.0 million have been received or expected to be received for the sale of the beneficial interests once all transactions are closed. Furthermore, following the completion of these sales of beneficial interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trusts after our fiscal year end, as of March 31, 2026, on a pro forma basis considering the sales of beneficial interests, the aggregate value of all of the investments held by the Customer ExAlt Trusts is $196.6 million, inclusive of the approximately $8.8 million of new originations that have occurred subsequent to our fiscal year end through the date of this Annual Report on Form 10-K.

The following sections provide more detailed information for Ben Liquidity’s loan portfolio and related allowance for credit losses and the Customer ExAlt Trusts’ investments in alternative assets and other equity and debt securities.
Ben Liquidity
Loans Receivable
The following table provides the carrying value of the loan portfolio by collateral type and classification (in thousands):

	March 31, 2026	March 31, 2025
Loans collateralized by interests in alternative assets	$444,891	$412,095
Loans collateralized by debt and equity securities	139,160	174,435
Total loans receivable	584,051	586,530
Allowance for credit losses	(414,367)	(342,460)
Total loans receivable, net	$169,684	$244,070
The following table provides certain information concerning our loan portfolio by collateral type and maturity as of March 31, 2026 (in thousands):

	Original Principal	Interest Accrued	Aggregate Payments	Outstanding Balance(1)	Allowance	Carrying Value
Loans collateralized by interests in alternative assets
Within 5 Years	$409,063	$285,257	$(296,009)	$199,872	$140,869	$59,003
After 5 Years Within 10 Years	243,649	109,742	(124,466)	228,925	158,542	70,383
After 10 Years	14,822	1,272	—	16,094	—	16,094
Loans collateralized by debt and equity securities
Within 5 Years	169,721	118,200	(75,768)	121,389	102,554	18,835
After 5 Years Within 10 Years	14,209	8,796	(5,171)	17,771	12,402	5,369
After 10 Years	—	—	—	—	—	—
Total	$851,464	$523,267	$(501,414)	$584,051	$414,367	$169,684
(1) This balance includes $289.3 million in unamortized discounts as of March 31, 2026.
Loan to Value Ratio
The loan to value ratio is calculated as the carrying value of loans receivable after any allowance for credit losses over the Collateral Value of the loan portfolio. The value of the Collateral (the “Collateral Value”) is defined as the mutual beneficial interest of the respective Customer ExAlt Trust, which we refer to as the “Collective Trust” that is owned by the Customer ExAlt Trust, which we refer to as the “Funding Trust,” that borrows from Ben Liquidity’s subsidiary, BFF. The Collateral Value is derived from the expected cash flows from the various alternative assets held by other trusts included within the Customer ExAlt Trust structure. The Collateral is valued using industry standard valuation models, which includes assumptions related to (i) equity market risk premiums, (ii) alternative asset beta to public equities, (iii) NAVs, (iv) volatilities, (v) distribution rates, and (vi) market discount rates. The fair value of the mutual beneficial interests collateralizing the loan portfolio as of March 31, 2026 and 2025, is estimated at $187.2 million and $241.9 million, respectively.
The loan to value ratio for the entire loan portfolio was 0.91 and 1.01 as of March 31, 2026 and 2025, respectively.
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
The following table provides the allowance for credit losses recognized by Ben Liquidity and Ben Custody by collateral type and by classification (in thousands):

	March 31, 2026	March 31, 2025
Loans collateralized by interests in alternative assets	$299,411	$190,072
Loans collateralized by debt and equity securities	114,956	152,388
Total allowance for credit losses	$414,367	$342,460
The following table provides a rollforward of the allowance for credit losses recognized by Ben Liquidity and Ben Custody by collateral type (in thousands):

	Year Ended March 31,
	2026		2025
	Alternative Assets	Debt & Equity Securities	Alternative Assets	Debt & Equity Securities
Beginning balance	$190,072	$152,388	$168,089	$135,485
Provision for credit losses	109,339	(37,432)	21,983	16,903
Ending balance	$299,411	$114,956	$190,072	$152,388

Credit Quality
The following table presents certain credit quality metrics (dollar amounts in thousands):

	March 31, 2026	March 31, 2025
Loans collateralized by alternative assets
Period-end loans	$444,891	$412,095
Nonperforming loans	$190,559	$164,983
Allowance for credit losses	$299,411	$190,072
Allowance/loans	67.30%	46.12%
Nonperforming loans/loans	42.83%	40.04%
Allowance to nonperforming loans	1.57x	1.15x

Loans collateralized by debt and equity securities
Period-end loans	$139,160	$174,435
Nonperforming loans(1)	$122,812	$131,382
Allowance for credit losses	$114,956	$152,388
Allowance/loans	82.61%	87.36%
Nonperforming loans/loans	88.25%	75.32%
Allowance to nonperforming loans(1)	0.94x	1.16x

Combined
Period-end loans	$584,051	$586,530
Nonperforming loans(1)	$313,371	$296,365
Allowance for credit losses	$414,367	$342,460
Allowance/loans	70.95%	58.39%
Nonperforming loans/loans	53.65%	50.53%
Allowance to nonperforming loans(1)	1.32x	1.16x
(1) The nonperforming loans collateralized by interests in GWG or the GWG Wind Down Trust was $145.9 million as of March 31, 2026 and 2025.
Customer ExAlt Trusts — Alternative Asset Portfolio
The portfolio of alternative assets held by the Customer ExAlt Trusts covers the following industry sectors and geographic regions for the periods shown below (dollar amounts in thousands):

	March 31, 2026		March 31, 2025
Industry Sector	Value	Percent of Total	Value	Percent of Total
Food and staples retailing	$65,539	40.3%	$63,846	24.6%
Utilities	16,959	10.4	15,432	6.0
Semiconductors and semiconductor equipment	13,348	8.2	15,426	6.0
Software and services	11,412	7.0	41,460	16.0
Diversified financials	9,087	5.6	22,273	8.6
Health care equipment and services	2,993	1.8	13,464	5.2
Capital goods	1,167	0.7	20,532	7.9
Other(1)	42,319	26.0	66,680	25.7
Total	$162,824	100.0%	$259,113	100.0%

(1)	Industries in this category each comprise less than 5 percent. Health care equipment and services and Capital goods are shown separately as each comprised greater than 5 percent in the prior period.

	March 31, 2026		March 31, 2025
Geography	Value	Percent of Total	Value	Percent of Total
South America	$66,032	40.6%	$64,969	25.1%
North America	61,626	37.8	135,066	52.1
Asia	28,512	17.5	41,948	16.2
Europe	6,581	4.0	17,018	6.6
Africa	73	0.1	112	—
Total	$162,824	100.0%	$259,113	100.0%
Assets in the portfolio consist primarily of interests in alternative investment vehicles (also referred to as “funds”) that are managed by a group of U.S. and non-U.S. based alternative asset management firms that invest in a variety of financial markets and utilize a variety of investment strategies. The vintages of the funds in the portfolio as of March 31, 2026 ranged from 1993 to 2025.
As Ben Liquidity originates additional ExAlt Loans, it monitors the diversity of the portfolio of alternative assets held by the Customer ExAlt Trusts through the use of concentration guidelines. These guidelines were established, and are periodically updated, through a data driven approach based on asset type, fund manager, vintage of fund, industry segment and geography to manage portfolio risk. Ben Liquidity refers to these guidelines when making decisions about new financing opportunities; however, these guidelines do not restrict Ben Liquidity from entering into financing opportunities that would result in Ben Liquidity having exposure outside of its concentration guidelines. In addition, changes to the portfolio of alternative assets held by the Customer ExAlt Trusts may lag changes to the concentration guidelines. As such, the portfolio of alternative assets held by the Customer ExAlt Trusts may, at any given time, have exposures that are outside of Ben Liquidity’s concentration guidelines to reflect, among other things, attractive financing opportunities, limited availability of assets, or other business reasons. Given our operating history of relatively few transactions at significant NAV, the portfolio as of March 31, 2026 had exposure to certain alternative investment vehicles and investments in private companies that were outside of those guidelines.
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
Industry sector is based on Global Industry Classification Standard (GICS®) Level 2 classification (also known as “Industry Group”) of companies held in the portfolio by funds or directly, subject to certain adjustments by us. “Other” classification is not a GICS® classification. “Other” classification reflects companies in the GICS® classification categories of Automobiles & Components, Banks, Commercial & Professional Services, Consumer Durables & Apparel, Consumer Services, Energy, Food, Beverage & Tobacco, Household & Personal Products, Materials, Media & Entertainment, Pharmaceuticals, Biotechnology & Life Sciences, Real Estate, Retailing, Technology Hardware & Equipment, Telecommunication Services, and Transportation. “N/A” includes investments assets that we have determined do not have an applicable GICS® Level 2 classification, such as Net Other Assets and investments that are not operating companies.
Geography reflects classifications determined by us based on each underlying investment.
Changes in industry sector and geography as of March 31, 2026 as compared to March 31, 2025 are principally related to the disposition of certain investments held by the Customer ExAlt Trusts as part of the Asset Sales Initiative described elsewhere.

Cash Flow
The following table presents a summary of cash flows from operating, investing and financing activities for periods presented below (in thousands):

	Year Ended March 31,
	2026	2025
Net cash used in operating activities	$(38,717)	$(37,703)
Net cash provided by investing activities	61,208	28,105
Net cash provided by financing activities	(21,294)	2,967
Net decrease in cash and cash equivalents	$1,197	$(6,631)
Years Ended March 31, 2026 and 2025
Net cash used in operating activities was $38.7 million for the year ended March 31, 2026, largely driven by working capital requirements, including employee compensation and benefits and professional services. Net cash provided by investing activities was $61.2 million for the year ended March 31, 2026, primarily driven by $12.1 million of distributions received as return of investments in alternative assets and $51.5 million from the disposition of certain investments in alternative assets partially offset by $2.2 million of purchases of investments in alternative assets and $0.1 million in purchases of premises and equipment. Net cash used in financing activities was $21.3 million for the year ended March 31, 2026, resulting from $22.9 million in principal payments on debt obligations offset by proceeds received from issuance of Class A common shares under the 2023 SEPA of approximately $0.7 million and a total of $0.9 million in proceeds from debt issuances.
Net cash used in operating activities was $37.7 million for the year ended March 31, 2025, largely driven by working capital requirements, including employee compensation and benefits and professional services. Net cash provided by investing activities was $28.1 million for the year ended March 31, 2025, primarily driven by $30.4 million of distributions received as return of investments in alternative assets offset by $1.2 million of purchases of investments in alternative assets and $1.1 million in purchases of premises and equipment. Net cash provided in financing activities was $3.0 million for the year ended March 31, 2025, resulting from proceeds received from issuance of Class A common stock under the 2023 SEPA of approximately $7.9 million, a total of $5.3 million in proceeds from debt issuances, and $0.7 million from other common stock sales offset by approximately $2.1 million in payment of deferred issuance costs and $8.7 million in principal payments on debt obligations.
Liquidity and Capital Resources
As of March 31, 2026 and 2025, we had $2.5 million and $1.3 million, respectively, in combined available unrestricted cash and cash equivalents. We have purported events of default on certain of our related party debt obligations that could make these debts potentially callable by the lender (as further described below). Our obligations including principal and accrued interest under these related party debt instruments as of March 31, 2026 was approximately $125 million, when considering the cross default provisions under the terms of each respective debt agreement. Additionally, on October 10, 2025, the Texas Fifth Court of Appeals reversed the judgment of the Texas District Court and confirmed the previous $55.3 million Arbitration Award. With post-judgment interest, the amount of the Arbitration Award is approximately $66.2 million as of March 31, 2026.
Our business is capital intensive, and we have historically generated net losses and, in aggregate, these net losses have resulted in an accumulated deficit of $2.1 billion as of March 31, 2026.
We currently finance our business through a combination of cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio, including proceeds received from the sale of certain alternative assets, receipt of fees for performing trust services, dividends and interest on investments, debt offerings, and equity offerings, including under the A&R SEPA, and sales of loans extended to the Customer ExAlt Trusts. We have traditionally used proceeds from these sources for cash obligations arising from our initial capitalization and formative transactions, funding liquidity transactions and potential unfunded capital commitments, working capital, debt service payments, and costs associated with potential future products. We have recently completed the sale or equity redemptions of certain beneficial interests in alternative assets, which has resulted in the receipt of gross proceeds of approximately $54.1 million through June 22, 2026, and we may consider the monetization of additional alternative assets as a source of funding, including an additional $4.3 million in gross proceeds for four additional funds under contractual agreement to sell, which will be realized upon successful completion of legal ownership transfer by the general partner of each of the funds. BFF is also required to maintain sufficient regulatory capital due to its Kansas charter, though such amount is not significant.

The ability of Ben, BCH, and our operating subsidiaries to access the cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio is limited by the terms of the ExAlt Loans from Ben Liquidity to the Customer ExAlt Trusts. Historically, Ben Liquidity has elected to capitalize interest that accrues on the ExAlt Loans and only receives payments on the ExAlt Loans, at the discretion of the applicable trustee, following the Customer ExAlt Trusts’ receipt of cash distributions on their alternative asset portfolio. The trustee of the Customer ExAlt Trusts intends to make principal payments on the ExAlt Loans out of the proceeds of the distributions or sale proceeds received from the alternative assets. To the extent the Customer ExAlt Trusts do not receive distributions, such as if the managers of the professionally managed funds comprising the alternative assets determine to delay distributions or transactions that would result in the distributions to its limited partners, the Customer ExAlt Trusts’ ability to repay the ExAlt Loans, and therefore, Ben Liquidity’s ability to receive principal and interest payments in cash may be adversely impacted. Additionally, efforts to pursue additional sales of the beneficial interests in the alternative assets may not come to fruition. During the year ended March 31, 2026, largely as a result of macro-economic conditions, the Customer ExAlt Trusts continued to receive fewer distributions from their alternative assets, excluding the proceeds received from the sales described herein, than was originally anticipated, which adversely impacted the Customer ExAlt Trusts’ ability to repay the ExAlt Loans and our liquidity. Such conditions are expected to continue throughout the first half of fiscal year 2027. As described above and as previously disclosed, in an effort to address cash flow restraints the Company has been experiencing primarily relating to delays in distributions and other realization events on the interests in alternative assets held the Customer ExAlt Trusts, the Company has commenced an initiative (the “Asset Sales Initiative”) to sell or otherwise monetize a portion of the assets reported on the Company’s consolidated balance sheet, including assets and additional investments held by the Customer ExAlt Trusts if, as and when prudent. Through March 31, 2026, this has resulted in sales or equity redemptions of approximately $51.5 million of limited partner interests by entities held by the Customer ExAlt Trusts. Additional sales of limited partner interests by entities held by the Customer ExAlt Trusts were completed in April and May 2026 resulting in proceeds of approximately $2.7 million. While the Company intends to consider additional sales, including the four additional funds under contract to be sold as described above, there can be no assurances that such additional sales will be available on favorable terms or at all.
We expect that the Company will require additional capital to satisfy our obligations and fund our operations for the next twelve months, which will likely be achieved through the issuance of additional debt or equity, including through the A&R SEPA, and the monetization of certain of the investments held by the Customer ExAlt Trusts. We continue to evaluate our available options with respect to the Arbitration Award, which may include appealing to the Texas Supreme Court or working with the Claimant on settlement terms that could reduce the potential near term cash obligations associated with the arbitration. There can be no assurance that we will be able to reach a settlement on terms that are favorable to us or at all. We continue to explore raising additional capital through a combination of debt financing and/or equity financing to supplement the Company’s capitalization and liquidity. If and as we raise additional funds by incurring loans or by issuing debt securities or preferred stock, these forms of financing have rights, preferences, and privileges senior to those of holders of our Common Stock. The availability and the terms under which we are able to raise additional capital could be disadvantageous, and the terms of debt financing and/or equity financing could place significant restrictions on our operations. Macroeconomic conditions and credit markets are also impacting the availability and cost of potential future debt financing. As we raise capital through the issuance of additional equity, such sales and issuance have and will continue to dilute the ownership interests of the existing holders of Common Stock. There can be no assurances that any additional debt and/or equity financing would be available to us on favorable terms or at all. We expect to continue to incur net losses, comprehensive losses and negative cash flows from operating activities until we meet a certain scale of operations.
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
Our contractual obligations over the next 12 months include scheduled maturities of outstanding borrowings of approximately $96.7 million with a maturity date of March 31, 2026 (as noted elsewhere, the HH-BDH Credit Agreement borrowings were repaid in January 2026, though approximately $1.1 million of interest and fees remaining outstanding as of March 31, 2026). Additionally, on April 14, 2025, the HCLP Loan purportedly matured, and on July 30, 2025, we received written notice from HCLP that events of default had occurred with respect to our borrowings under the HCLP Loan Agreement (approximately $94.4 million (including an unamortized premium thereon) of debt outstanding and unpaid interest of $29.5 million as of March 31, 2026). The debt and accrued interest matured and became due and payable upon such maturity. Due to Mr. Heppner’s conviction and the facts established in the related proceedings, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP.

While we may refinance some or all of the existing borrowings due prior to their maturity, with either our current lenders or other lenders, continue to seek opportunities to reduce corporate overhead, intend to raise capital through equity or debt investments in us by third parties, including through the A&R SEPA, and the additional monetization of certain of the investments held by the Customer ExAlt Trusts, we cannot conclude these are probable of being implemented or, if probable of being implemented, being in sufficient enough amounts to satisfy our contractual amounts as they presently exist that are coming due over the next 12 months as of the date of filing this Annual Report on Form 10-K.
As further discussed in other sections of this Annual Report on Form 10-K, we previously entered into the 2023 SEPA. Through June 22, 2026, the Company had offered and sold approximately 773 thousand shares of Class A common stock to the Yorkville pursuant to the 2023 SEPA for net proceeds of approximately $9.9 million. For the years ended March 31, 2026 and 2025, proceeds of approximately $0.7 million and $7.9 million were received by the Company from 2023 SEPA sales. On June 26, 2026, we entered into the A&R SEPA to (i) reduce the commitment size of the 2023 SEPA to $100 million and extend its maturity on the terms and conditions set forth therein and (ii) provide Yorkville will advance to the Company Promissory Notes in the principal amount of $4.0 million. The issuance of additional shares of Class A common stock under the A&R SEPA in the future will dilute the percentage ownership interest of all stockholders, could dilute the book value per share of the Class A common stock and will increase the number of the Company’s outstanding shares, which could cause the market price of our Class A common stock to decrease. Additionally, the decision regarding future sale of shares, including those under the A&R SEPA, is subject to market conditions, such as trading volume, price of our Class A Common Stock and other factors beyond our control.
As further discussed in other sections of this Annual Report on Form 10-K, on October 19, 2023, we entered into a three-year $25.0 million term loan with HH-BDH, which was fully drawn upon closing and, the proceeds of which were used to repay certain outstanding obligations, fund development of our products, and provide additional working capital. On August 16, 2024, an amendment to the term loan with HH-BDH was executed to add a subsequent term loan of $1.7 million, which was fully drawn upon the closing, and, the proceeds of which used to provide additional working capital. During the year ended March 31, 2026, we agreed to an advance under the Term Loan, as part of ongoing amendment discussions with HH-BDH, to add a subsequent term loan of $850 thousand, which has been fully drawn, and, the proceeds of which were used to provide additional working capital. On March 10, 2026, the Company entered into that certain Letter Agreement (the “2026 Letter Agreement”) with HH-BDH, pursuant to which the HH-BDH Credit Agreement was amended to provide for the payment of the remaining $1.7 million in interest and fees outstanding under the HH-BDH Credit Agreement. For the payment of the outstanding interest and fees, (i) we issued HH-BDH 149,904 shares of the Company’s Class A common stock having an aggregate value of $572,588 based on the five-day volumed-weighted average price per share of the Class A common stock on March 10, 2026, and (ii) we agreed to pay HH-BDH an amount in cash equal to $1,000,000 not later than five business days following September 30, 2026. Additionally, for the payment of outstanding expenses, we paid HH-BDH an amount in cash equal to $94,365 in April 2026.
The HH-BDH Credit Agreement contains certain financial maintenance covenants, including a debt service coverage ratio and, beginning on December 31, 2024, a minimum liquidity requirement of $4.0 million, measured on the last day of each month. The Company has at times in late fiscal year 2025 and in subsequent periods been in default on certain of the required payment obligations, financial covenants, and information reporting requirements of the HH-BDH Credit Agreement. The events of default under the HCLP Loan Agreement described above triggered a cross default provision in the HH-BDH Credit Agreement. The Company timely notified HH-BDH of the cross default. HH-BDH has not notified the Company that it intends to declare an event of default as its relates to the cross default provision of the HH-BDH Credit Agreement or with respect to other defaults related to required payment obligations, financial covenants, and information reporting requirements.
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
We may not be able to refinance our indebtedness or obtain additional financing on terms favorable to the Company, or at all. To the extent that Ben or its subsidiaries raise additional capital through the future sale of equity or debt, the ownership interest of our existing equity holders may be diluted. The terms of these future equity or debt securities may include liquidation or other preferences that adversely affect the rights of our existing equity unitholders or involve negative covenants that restrict Ben’s ability to take specific actions, such as incurring additional debt or making additional investments in growing the operations of the Company. If Ben defaults on these borrowings, then the Company will be required to either (i) sell participation or other interests in our loans or other of our assets or (ii) to raise additional capital through the sale of equity and the ownership interest of our equity holders may be diluted. Further, given the number of shares of Class A common stock eligible for resale as a result of various registration statements we have filed with the SEC, our stock price may be further depressed as a result of significant sales of our securities, which could adversely affect our ability to raise equity capital on favorable terms or at all. In addition, because the $7,360.00 exercise price per share of the outstanding Warrants substantially exceeds the current trading price per share of our Class A common stock ($7.03 per share as of March 31, 2026), there is no assurance that the Warrants will be in the money prior to their expiration and it is unlikely that the Warrant holders will be able to exercise such Warrants in the near future, if at all. Accordingly, we are unlikely to receive any proceeds from the exercise of the Warrants in the near future, if at all, and the Warrants may not provide any additional capital. Similarly, the Yorkville Warrants have an exercise price ($21.04 per share) that significantly exceeds the current trading price per share of our Class A common stock. In considering our capital requirements and sources of liquidity, we have not assumed or relied on the receipt of proceeds from the exercise of Warrants or Yorkville Warrants. As a result of the foregoing, we may require additional capital resources to execute strategic initiatives to grow our business. Further, as the settlement provision related to the derivative asset recorded in our March 31, 2026 statement of financial position involves the forfeiture of existing outstanding Class A common stock and not cash proceeds, the value of the derivative asset does not impact our considerations related to our capital requirements and sources of liquidity.
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
Capital expenditures have historically not been material and we do not anticipate making material capital expenditures through the remainder of fiscal year 2027.
Liquidity Transactions
On January 5, 2026, the Company funded the closing of a primary capital transaction pursuant to definitive agreements entered into on December 31, 2025 with respect to a limited partner interest in an investment fund with a NAV of $3.0 million. Pursuant to such transaction, the Customer ExAlt Trusts acquired the limited partner interest, and in exchange for such interest, the customer received 302,273 shares of the Company’s Series B-9 preferred stock, with such Series B-9 preferred stock being convertible into shares of the Company’s Class A common stock. Each share of the Series B-9 preferred stock is convertible at the election of the holder into shares of the Class A common stock initially at a conversion price of $7.1332 per share, and is subject to reset from time to time, subject to a floor of $5.3499 per share. A maximum of 565,007 shares of Class A common stock may be issued upon conversion of the Series B-9 preferred stock.
On April 8, 2026, the Company funded the closing of a primary capital transaction pursuant to definitive agreements entered into on April 7, 2026 with respect to a limited partner interest in an investment fund with a net asset value of $8.75 million. Pursuant to such transaction, the Customer ExAlt Trusts acquired the limited partner interest, and in exchange for such interest, the customer received 875,214 shares of the Company’s Series B-10 preferred stock, with such Series B-10 preferred stock being convertible into shares of the Company’s Class A common stock. Each share of the Series B-10 preferred stock is convertible at the election of the holder into shares of the Class A common stock initially at a conversion price of $3.5479 per share, and is subject to reset from time to time, subject to a floor price of $1.2418 per share. A maximum of 7,047,947 shares of Class A common stock may be issued upon conversion of the Series B-10 preferred stock.
Amended Credit Agreements
On August 13, 2020, Ben, through its subsidiary Beneficient Capital Company II, L.L.C. (formerly known as Beneficient Capital Company, L.L.C. (“BCC”), executed the Second Amended and Restated First Lien Credit Agreement (“First Lien Credit Agreement”) and the Second Amended and Restated Second Lien Credit Agreement (“Second Lien Credit Agreement”) collectively, (the “Second A&R Agreements” or the “HCLP Loan Agreement”) with its lender, HCLP Nominees, L.L.C (“HCLP”), to amend its First Lien Credit Agreement and Second Lien Credit Agreement dated September 1, 2017 and December 28, 2018, respectively. The Second A&R Agreements have been further amended from time to time to extend the maturity date and defer principal and interest payments, among other things. In connection with the amendments to the Second A&R Agreements, Ben agreed to pay extension fees on a percentage of the amount outstanding under the credit agreements as of the date of the respective amendment. The interest rate on each loan under the Second A&R Agreements is 1-month LIBOR plus 8.0%, with a maximum interest rate of 9.5%.
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
On July 30, 2025, we received written notice (the “Notice”) from HCLP that events of default occurred with respect to the HCLP Loan Agreement. The Notice provided that, among other things, (i) with respect to the First Lien Credit Agreement, a default occurred on April 14, 2025, and has been continuing at all times since that date through July 29, 2025, as a result of BCH’s failure to pay all outstanding obligations (including all principal and accrued interest on the loan made pursuant to the First Lien Credit Agreement) on April 14, 2025, and that such default constitutes an Event of Default (as defined in the First Lien Credit Agreement) (such default, the “First Lien Event of Default”) and (ii) with respect to the Second Lien Credit Agreement, a default also occurred on April 14, 2025, which has been continuing at all times since that date through July 29, 2025, as a result of the First Lien Event of Default, which also constitutes an Event of Default (as defined in the Second Lien Credit Agreement) pursuant to the Second Lien Credit Agreement (the “Second Lien Event of Default,” and together with the First Lien Event of Default, the “Specified Events of Default”).
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
On October 10, 2025, HCLP brought an action in the Delaware Court of Chancery against Delaware Trust Company (“DTC”) individually and as trustee for twenty-five Custody Trusts (the “Custody Trusts”). The Custody Trusts hold collateral against which certain of the Company’s ExAlt Loans are made. HCLP purports to be lender to BCH and its affiliates and asserts, at the time of the action, that the Company owes HCLP approximately $122 million on two loans, which it claims are in default. HCLP further alleges that the Custody Trusts guaranteed the loans that are secured by certain pledge agreements. The action seeks to enforce the guarantees and the pledge agreements and prevent any future distributions to the Company. HCLP also filed a motion for a temporary restraining order that seeks to enjoin DTC, in the interim, from selling, transferring, or encumbering the assets held by the Custody Trusts. The parties entered into an agreed form of order which was approved by the Court. Under the order, DTC agreed to not transfer, sell, encumber or otherwise dispose of the collateral held by the Custody Trusts, which includes any distributions received from the collateral during the pendency of the order, and the parties to the action agreed to request a trial date in mid-2026. On November 21, 2025, the parties stipulated to a form of order that was approved by the Court, which stayed all proceedings until the conclusion of Mr. Heppner’s criminal trial in April 2026.The Company is not named in either the action or the motion. Due to Mr. Heppner’s conviction and the facts established in the related proceedings, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP and their agents.
As part of the Seventh Amendments, Ben agreed to pay fees totaling approximately $0.1 million. During the years ended March 31, 2026 and 2025, no deferred financing costs were paid to HCLP. No payments of principal or interest have been made on the First Lien or Second Lien Credit Agreements since the interest payment made in March 2023. Accrued interest on the First Lien or Second Lien Credit Agreements of $29.5 million and $18.6 million as of March 31, 2026 and 2025, respectively, is included in other liabilities in the consolidated statement of financial condition.
In connection with the Second A&R Agreements, Beneficient Holdings, Inc. (“BHI”), which is owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, owns a majority of the BCH Class S Ordinary Units, Class S Preferred Units of BCH (“BCH Class S Preferred Units”), BCH Preferred A-0, Preferred Series A Subclass 1 Unit Accounts of BCH (“BCH Preferred A-1”), and BCH FLP-1 Unit Accounts, and Subclass 3 FLP Unit Accounts of BCH, will grant certain tax-related concessions to HCLP as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5% of BCH Preferred A-1 held by BHI, which will be held by HCLP, may convert to BCH Preferred A-0. In addition, recipients of a grant of BCH Preferred

A-1 from BHI will have the right to put an amount of BCH Preferred A-1 to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred A-1 from BHI. No such liability existed as of March 31, 2026 or 2025.
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
Recent Debt Financing
As discussed above, on October 19, 2023, Beneficient Financing, L.L.C. (the “Borrower”), a wholly owned subsidiary of the Company, and BCH, as guarantor (the “Guarantor” and together with the Borrower, the “Loan Parties”) entered into the HH-BDH Credit Agreement. HH-BDH’s sole member is Hicks Holdings. The managing member of Hicks Holdings was Mr. Thomas O. Hicks, a former member of the Company’s Board until his passing in December 2025. Hicks Holdings’ managing member is now Mack Hicks, who joined our Board in March 2026. HH-BDH will receive customary fees and expenses in its capacity as a lender and as the administrative agent under the HH-BDH Credit Agreement, as further described below. Hicks Holdings and Mr. M. Hicks may be deemed to have a direct or indirect material financial interest with respect to the transactions contemplated by the HH-BDH Credit Agreement, as described below. HH-BDH funded the amounts under the HH-BDH Credit Agreement from the Financing.
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
During the year ended March 31, 2026, we agreed to an advance under the term loan, as part of ongoing amendment discussions with HH-BDH, to add a subsequent term loan of $850 thousand, which has been fully drawn, and, the proceeds of which used to provide additional working capital. The amendment was not finalized prior to all outstanding principal amounts being repaid under the HH-BDH LLC Credit Agreement in January 2026. As discussed above, on March 10, 2026, we entered into the 2026 Letter Agreement to provide for payment terms for the remaining outstanding interest and fees, with such payment terms concluding no later than five business days following September 30, 2026. The Company has at times in late fiscal year 2025 and in subsequent periods been in default on certain of the required payment obligations, financial covenants, and information reporting requirements of the HH-BDH Credit Agreement. The events of default under the HCLP Loan Agreement triggered a cross default provision in the HH-BDH Credit Agreement. The Company timely notified HH-BDH of the cross default. HH-BDH has not notified the Company that it intends to declare an event of default as its relates to cross default provision of the HH-BDH Credit Agreement or with respect to other defaults related to required payment obligations, financial covenants, and information reporting requirements.
Inflation
Changes in inflation do not necessarily correlate with changes in interest rates. We presently do not foresee any material impact of inflation on our results of operations in the periods presented in our consolidated financial statements.
Unfunded Capital Commitments
The Customer ExAlt Trusts had $30.4 million and $41.6 million of potential gross capital commitments as of March 31, 2026 and 2025, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The trust holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by certain of the associated trusts within the ExAlt PlanTM or affiliated entities. To the extent that the associated Customer ExAlt Trust or their affiliated entities cannot pay the capital funding commitment, Ben is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Ben to the Customer ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves, if any, held by the associated Customer ExAlt Trusts or their affiliated entities are added to the ExAlt Loan balance between Ben and the Customer ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. The majority, or 98%, of our portfolio with an unfunded commitment has a vintage of 2012 and prior. As the vintages continue to age, a cash requirement becomes less likely. We consider the creditworthiness of the investment on a case-by-case basis. As of March 31, 2026 and 2025, there were no reserves for losses on unused commitments to fund potential limited partner capital funding commitments. In connection with the Asset Sales Initiatives, $0.1 million of unfunded capital commitments as of March 31, 2026 were or will be assigned to, and assumed by, the purchasers in the executed transactions that have yet to close once those transactions are completed.
Dependence on Related Party Transactions
In the ordinary course of business, we depend on certain transactions with related parties. For example, as discussed above, Ben, through its subsidiaries, is a party to the Second A&R Agreements with HCLP. HCLP is an indirect subsidiary of Highland Consolidated, L.P. Ben’s former CEO is a beneficiary and trust investment advisor of the trusts that control, and are the partners of, Highland Consolidated, L.P. As of March 31, 2026, we had approximately $94.4 million (including an unamortized premium thereon) of debt outstanding derived from BCH’s secured loans with HCLP. In addition, unpaid interest of $29.5 million was accrued and owed as of March 31, 2026. As described elsewhere, on July 30, 2025, we were notified of events of default under the HCLP Loan Agreement, however, in connection with Mr. Heppner’s conviction and the facts established in the related proceedings, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP.
Additionally, effective October 19, 2023, Ben, through its subsidiaries, is a party to the $25.0 million HH-BDH Credit Agreement with HH-BDH. HH-BDH’s sole member is Hicks Holdings whose managing member was a member of our Board until the passing of Thomas O. Hicks in December 2025. Subsequently, Mr. Hicks son, Mack Hicks, was appointed to our Board in March 2026. Mack Hicks is now the managing member of Hicks Holdings. On August 16, 2024, Amendment to the HH-BDH Credit Agreement was executed to add a subsequent term loan of $1.7 million. During the year ended March 31,

2026, we borrowed an additional $850 thousand under the HH-BDH Credit Agreement and primarily with proceeds from the Asset Sales Initiative made principal payments that paid off all outstanding principal on the HH-BDH Credit Agreement in January 2026. As of the date of repayment of the outstanding principal amounts, approximately $1.7 million in interest and fees that had been deferred were still owed to HH-BDH. As discussed above, on March 10, 2026, we entered into the 2026 Letter Agreement to provide for payment terms for the remaining outstanding interest and fees, with such payment terms concluding no later than five business days following September 30, 2026.
Furthermore, Ben and BCH are parties to a Services Agreement with Bradley Capital Company, L.L.C. (“Bradley Capital”) and Beneficient Management Counselors, L.L.C. effective June 1, 2017. Effective as of January 1, 2022, the parties entered into the First Amended and Restated Services Agreement and effective June 7, 2023, the parties entered into the Second Amended and Restated Services Agreement (the “Services Agreement”). Bradley Capital is an entity associated with Ben’s former CEO. During the years ended March 31, 2026 and 2025, Ben recognized expenses totaling $2.9 million and $2.8 million related to this services agreement, respectively. As of March 31, 2026 and 2025, $6.8 million and $3.9 million, respectively, was owed to Bradley Capital related to the Services Agreement.
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
As of March 31, 2026 and 2025, the allowance for credit losses calculations incorporated reasonable and supportable forecast periods to account for economic conditions utilized in each measurement period. The quantitative models for March 31, 2026 and 2025 utilized economic forecasts sourced from reputable third parties that reflected US Equity market growth rates of 3.4% and 2.5% and Treasury rates of 3.7% and 3.3% during the forecast periods, respectively. Key assumptions utilized in the CECL calculations include NAV of the underlying collateral, reasonable and supportable forecast periods, and discounted cash flow inputs including economic forecast data. Key assumptions are reviewed and approved on a quarterly basis.
For purposes of determining income allocations to Ben’s and BCH’s equity holders, interest income is adjusted for any allowance for credit losses on the ExAlt Loans, which was approximately $71.9 million and $38.9 million for the years ended March 31, 2026 and 2025, respectively. Expected credit losses (recovery) on insurance reimbursable receivables was $1.3 million and $0.8 million for the years ended March 31, 2026 and 2025, respectively. In addition, during the year ended March 31, 2026, the Company recorded additional loan losses related to fee receivables of $1.0 million. During the year ended March 31, 2025, the Company recorded additional credit losses related to fee receivables of $1.8 million and available-for-sale debt securities of $1.0 million.
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
138

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
Interim Impairment Tests
Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. Subsequent to the public listing on June 8, 2023, and through the date of this report, the Company has, at times, experienced a significant sustained decline in the price of its Class A common stock and its related market capitalization. We believed that these factors indicated that the fair value of our reporting units had more likely than not fallen below their carrying values as of each quarter during the year ended March 31, 2025 and for the quarter ended March 31, 2026. As such, management performed interim impairment tests of goodwill as of June 30, September 30, December 31 and March 31 of fiscal 2025 and as of March 31 of fiscal 2026. Impairment of goodwill was recorded as a result of the quarter end analyses for June 30 and September 30 of fiscal 2025. While a triggering event was identified for other quarter end periods, no goodwill impairment was necessary based on the impairment testing results for these quarter end periods. Additionally, for the quarter end March 31, 2026, impairment analysis related to our insurance license intangible asset held by PEN with the Bermuda Insurance Authority resulted in impairment of our intangible asset related to the insurance license due to our decision to abandon such licenses as we are in the process of dissolving the relevant Bermuda entities.
Annual Impairment Tests
The Company conducts its annual impairment test on January 1 of each fiscal year.
For its annual impairment test for fiscal year 2025, since the Company performed an interim impairment test as of December 31, 2024, no additional impairment test was necessary as of January 1, 2025. See discussion above of the December 31, 2024 goodwill impairment testing. For its annual impairment test for fiscal year 2026, the Company completed its impairment analysis as of January 1, 2026 using a methodology and assumptions consistent with its interim impairment tests as further discussed below.
139

As a result of the impairment analyses described above, for the year ended March 31, 2026, non-cash goodwill and/or intangibles impairment of $3.1 million was recorded at the Ben Insurance reporting unit. As a result of the impairment analyses described above, for the year ended March 31, 2025, non-cash goodwill impairment of $3.7 million was recorded at the Ben Custody and Ben Markets reporting units.
Methodology and Key Assumptions
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
The discount rates used for the relevant reporting units ranged from 28.0% to 29.3% for the impairment analyses performed in fiscal year 2025 and 2026. The Company applied a terminal year long-term growth rate of 3.0% for each relevant reporting unit in the impairment analyses completed in both fiscal year 2025 and 2026.
Other
Remaining goodwill of $9.9 million at March 31, 2026 relates to the Ben Custody and Ben Markets reporting units. The March 31, 2026 impairment analysis results indicated that there was approximately $4.3 million of reporting unit fair value over carrying value for Ben Custody and approximately $1.4 million of reporting unit fair value over carrying value for Ben Markets.
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
140

ITEM 8 — CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Beneficient
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Beneficient (the Company) as of March 31, 2026 and 2025, and the related consolidated statements of comprehensive income (loss), changes in equity (deficit), and cash flows for the years ended March 31, 2026 and 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for the years ended March 31, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring net losses, has an accumulated deficit position, has related-party debt that is in default and immediately due and payable, and is subject to significant litigation obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
San Antonio, Texas
June 29, 2026

BENEFICIENT
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of
	March 31, 2026	March 31, 2025(1)
(Dollars and shares in thousands)
ASSETS
Cash and cash equivalents	$2,543	$1,346
Investments, at fair value:
Investments held by Customer ExAlt Trusts (related party of nil and $5)	195,536	291,371
Derivative asset, related party	21,652	—
Other assets, net (related party of $514 and $404)	9,127	49,144
Intangible assets	—	3,100
Goodwill	9,914	9,914
Total assets	$238,772	$354,875
LIABILITIES, TEMPORARY EQUITY, AND EQUITY (DEFICIT)
Accounts payable and accrued expenses (related party of $17,571 and $14,733)	$63,788	$100,345
Other liabilities (related party of $30,497 and $19,360)	176,651	80,806
Warrants liability	308	227
Debt due to related parties	96,785	117,896
Total liabilities	337,532	299,274
Redeemable noncontrolling interests
Preferred Series A Subclass 0 Redeemable Unit Accounts, nonunitized	90,526	90,526
Total temporary equity	90,526	90,526
Shareholders’ equity (deficit) (1):
Preferred stock, par value $0.001 per share, 250,000 shares authorized
Series A preferred stock, 0 and 0 shares issued and outstanding as of March 31, 2026 and 2025	—	—
Series B preferred stock, 1,831 and 363 shares issued and outstanding as of March 31, 2026 and 2025, respectively	2	—
Class A common stock, par value $0.001 per share, 625,000 and 625,000 shares authorized as of March 31, 2026 and 2025, respectively, 14,419 and 1,060 shares issued as of March 31, 2026 and 2025, respectively, and 14,418 and 1,059 shares outstanding as of March 31, 2026 and 2025, respectively	14	1
Class B convertible common stock, par value $0.001 per share, 31 shares authorized, 30 and 30 shares issued and outstanding as of March 31, 2026 and 2025, respectively	—	—
Additional paid-in capital	1,884,835	1,844,496
Accumulated deficit	(2,095,478)	(2,008,052)
Treasury stock, at cost (1 share as of March 31, 2026 and 2025)	(3,444)	(3,444)
Noncontrolling interests	24,733	132,076
Accumulated other comprehensive income (loss)	52	(2)
Total equity (deficit)	(189,286)	(34,925)
Total liabilities, temporary equity, and equity (deficit)	$238,772	$354,875
(1) Periods presented have been adjusted to reflect the 1-for-8 reverse stock split on December 15, 2025. See Note 1 - Summary of Significant Accounting Policies - Reverse Stock Split, for additional information.
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
(Dollars in thousands, except per share amounts)	2026	2025
Revenues
Investment income (loss), net	$(49,532)	$(6,500)
Gain (loss) on financial instruments, net (related party of $9,491 and $(552))	9,774	(2,242)
Interest and dividend income	40	44
Trust services and administration revenues (related party of $30 and $30)	593	753
Other income	—	2
Total revenues	(39,125)	(7,943)

Operating expenses
Employee compensation and benefits	11,845	16,851
Interest expense (related party of $13,349 and $12,294)	18,801	14,908
Professional services	21,054	23,235
Provision for credit losses	1,048	1,000
Loss on impairment of goodwill and intangible assets	3,100	3,692
Accrual (release) of loss contingency related to arbitration award	62,831	(54,973)
Other expenses (related party of $2,856 and $2,825)	8,708	11,529
Total operating expenses	127,387	16,242
Operating income (loss)	(166,512)	(24,185)
(Gain) loss on liability resolution	(1,996)	(23,462)
Net income (loss) before income taxes	(164,516)	(723)
Income tax expense	214	80
Net income (loss)	(164,730)	(803)
Plus: Net loss attributable to noncontrolling interests - Customer ExAlt Trusts	25,639	34,914
Plus: Net loss attributable to noncontrolling interests - Ben	70,583	34,875
Less: Noncontrolling interest guaranteed payment	(18,918)	(17,824)
Net income (loss) attributable to Beneficient common shareholders	$(87,426)	$51,162
Other comprehensive income (loss):
Unrealized gain (loss) on investments in available-for-sale debt securities	54	(278)
Total comprehensive income (loss)	(164,676)	(1,081)
Less: Comprehensive gain (loss) attributable to noncontrolling interests	(77,250)	(52,243)
Total comprehensive income (loss) attributable to Beneficient	$(87,426)	$51,162

Net income (loss) per common share(1)
Class A - basic	$(14.02)	$68.08
Class B - basic	$(14.02)	$109.54

Net income (loss) per common share(1)
Class A - diluted	$(14.02)	$0.52
Class B - diluted	$(14.02)	$0.52
(1) Periods presented have been adjusted to reflect the 1-for-8 reverse stock split on December 15, 2025. See Note 1 - Summary of Significant Accounting Policies - Reverse Stock Split, for additional information.
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)(1)
For the years ended March 31, 2026 and 2025:

	Series A preferred stock		Series B-1 preferred stock		Class A common stock(1)		Class B common stock(1)		APIC(1)	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 13)	Total equity (deficit)	Redeemable noncontrolling interests
(Dollars and shares in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2025	—	$—	363	$—	1,060	$1	30	$—	$1,844,496	$(2,008,052)	$—	$(3,444)	$(2)	$132,076	$(34,925)	$90,526
Net income (loss)	—	—	—	—	—	—	—	—	—	(87,426)	—	—	—	(84,126)	(171,552)	6,822
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	1,629	—	—	—	—	—	1,629	—
Noncontrolling interest reclass	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,956)	(1,956)	—
Limited conversion of Series A preferred stock to Class A common stock, including recognition of derivative asset	—	—	—	—	12,662	13	—	—	21,867	—	—	—	—	(9,724)	12,156	—
Issuance of shares in connection with recent financings	—	—	1,482	2	—	—	—	—	14,450	—	—	—	—	370	14,822	—
Unrealized gain (loss) on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	52	—	52	—
Reclassification of realized gain upon transfer from available-for-sale debt security to equity interest	—	—	—	—	—	—	—	—	—	—	—	—	2	—	2	—
Preferred A-0 guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,096)	(12,096)	(6,822)
Issuance of common shares to settle liability	—	—	—	—	368	—	—	—	1,687	—	—	—	—	—	1,687	—
Issuance of shares in connection with standby equity purchase agreement	—	—	—	—	217	—	—	—	706	—	—	—	—	—	706	—
Rounding adjustment in connection with reverse stock split	—	—	—	—	53	—	—	—	—	—	—	—	—	—	—	—
Miscellaneous adjustment to previously allocated FLP Subclass 3 income	—	—	—	—	—	—	—	—	—	—	—	—	—	189	189	—
Conversion of Series B-1 preferred stock to Class A common stock	—	—	(14)	—	59	—	—	—	—	—	—	—	—	—	—	—
Balance, March 31, 2026	—	$—	1,831	$2	14,419	$14	30	$—	$1,884,835	$(2,095,478)	$—	$(3,444)	$52	$24,733	$(189,286)	$90,526
(1) Periods presented have been adjusted to reflect the 1-for-8 reverse stock split on December 15, 2025. See Note 1 - Summary of Significant Accounting Policies - Reverse Stock Split, for additional information.
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)(1) (continued)

	Series A preferred stock		Series B-1 preferred stock		Class A common stock(1)		Class B common stock(1)		APIC(1)	Accumulated Deficit	Stock Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 13)	Total equity (deficit)	Redeemable noncontrolling interests
(Dollars and shares in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2024	—	$—	227	$—	419	$—	30	$—	$1,848,071	$(2,059,214)	$(20,038)	$(3,444)	$276	$42,231	$(192,118)	$251,052
Net income (loss)	—	—	—	—	—	—	—	—	—	51,162	—	—	—	(64,359)	(13,197)	12,394
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	5,649	—	—	—	—	—	5,649	—
Noncontrolling interest reclass	—	—	—	—	—	—	—	—	—	—	—	—	—	(892)	(892)	—
Issuance of shares in connection with recent financing	—	—	136	—	—	—	—	—	1,362	—	—	—	—	—	1,362	—
Unrealized gain (loss) on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	—	(278)	—	(278)	—
Preferred A-0 guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,430)	(5,430)	(12,394)
Settlement of restricted stock units	—	—	—	—	51	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares to settle liability	—	—	—	—	48	—	—	—	1,264	—	—	—	—	—	1,264	—
Issuance of shares in connection with equity purchase agreement	—	—	—	—	490	1	—	—	7,858	—	—	—	—	—	7,859	—
Issuance of Class A common stock	—	—	—	—	45	—	—	—	673	—	—	—	—	—	673	—
Rounding adjustment in connection with reverse stock split	—	—	—	—	10	—	—	—	—	—	—	—	—	—	—	—
Stock receivable on prepaid forward purchase	—	—	—	—	(3)	—	—	—	(20,038)	—	20,038	—	—	—	—	—
Reclass of BCH Preferred A-0 from temporary to permanent equity	—	—	—	—	—	—	—	—	—	—	—	—	—	160,526	160,526	(160,526)
Equity issuance costs reclassed to APIC	—	—	—	—	—	—	—	—	(343)	—	—	—	—	—	(343)	—
Balance, March 31, 2025	—	$—	363	$—	1,060	$1	30	$—	$1,844,496	$(2,008,052)	$—	$(3,444)	$(2)	$132,076	$(34,925)	$90,526
(1) Periods presented have been adjusted to reflect the 1-for-8 reverse stock split on December 15, 2025. See Note 1 - Summary of Significant Accounting Policies - Reverse Stock Split, for additional information.
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(Dollars in thousands)	2026	2025
Cash flows used in operating activities:
Net income (loss)	$(164,730)	$(803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	746	1,695
Net amortization of debt premium and discount (related party of $772 and $296)	772	296
Loss on impairment of goodwill and intangible assets	3,100	3,692
Accrual (release) of loss contingency related to arbitration award	62,831	(54,973)
Gain (loss) on financial instruments, net (related party of $(9,491) and $552)	(9,774)	2,242
Investment (income) loss, net	49,532	6,500
Non cash interest expense (related party of $11,827 and $9,715)	17,151	12,214
Non cash interest income	(385)	(494)
Non cash share-based compensation	1,629	5,649
Provision for credit losses	1,048	1,000
Provision for deferred taxes	214	80
(Gain) loss on liability resolution	(1,996)	(23,462)
Changes in assets and liabilities:
Changes in other assets	1,204	(32,784)
Changes in accounts payable and accrued expenses	(59)	41,445
Net cash used in operating activities	(38,717)	(37,703)
Cash flows from investing activities:
Return of investments in alternative assets held by Customer ExAlt Trusts	12,062	30,368
Proceeds from disposition of alternative assets held by Customer ExAlt Trusts	51,480	—
Purchase of investments in alternative assets held by Customer ExAlt Trusts	(2,238)	(1,219)
Purchase of premises and equipment	(96)	(1,099)
Proceeds from sale of public equity securities held by Customer ExAlt Trusts	—	55
Net cash provided by investing activities	61,208	28,105
Cash flows from financing activities:
Proceeds from related party debt financings	850	1,675
Payments on related party debt financings	(22,850)	(4,675)
Proceeds from issuance of convertible debt	—	3,575
Payments on convertible debt	—	(4,000)
Proceeds received from issuance of Class A common under standby equity purchase agreement	706	7,859
Payment of deferred financing costs for equity	—	(2,140)
Proceeds from sale of Class A common shares	—	673
Net cash provided by (used in) financing activities	(21,294)	2,967
Net increase (decrease) in cash and cash equivalents	1,197	(6,631)
Cash and cash equivalents at beginning of period	1,346	7,977
Cash and cash equivalents at end of period	$2,543	$1,346
Refer to Note 21 for supplemental cash flow disclosures, including reconciliation of cash and cash equivalents used in the consolidated statement of cash flows.
See accompanying notes to consolidated financial statements.

BENEFICIENT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Overview of the Business
Legal Structure
Beneficient, a Nevada corporation, is a technology-enabled financial services holding company (including its subsidiaries, but excluding its noncontrolling interest holders, collectively, “Ben,” “our,” “the Company,” or “we”) that provides simple, rapid, cost-effective liquidity solutions and trust products and services to participants in the alternative assets industry through its end-to-end online platform, Ben AltAccess (as defined below) but presently no longer publicly accessible as its being re-engineered to better meet the needs of our Customers. Prior to the conversion described below, Beneficient Management, L.L.C. (“Ben Management”), a Delaware limited liability company, was Ben’s general partner and Ben was controlled by, and the exclusive and complete authority to manage the operations and affairs of Ben was granted to, Ben Management’s Board of Directors.
On June 6, 2023, the Company converted from a Delaware limited partnership to a Nevada corporation and changed its corporate name from “The Beneficient Company Group, L.P.” (“BCG”) to “Beneficient” (the “Conversion”). On June 6, 2023, following the BCG Recapitalization (as defined in Note 4) and the Conversion, the Company, as the sole member of Beneficient Company Group, L.L.C. (“Ben LLC”), adopted the First Amended and Restated Limited Liability Company Agreement of Ben LLC (the “Ben LLC A&R LLCA”), which establishes managing member interests and non-managing members interests, referred to as the Class A Units of Ben LLC. Beneficient is designated as the sole managing member. After the adoption of the Ben LLC A&R LLCA, Beneficient contributed to Ben LLC all of the limited partnership interests and general partnership interests of Beneficient Company Holdings, L.P. (“BCH”) held by Beneficient (the “Contribution”), and Ben LLC became the general partner of BCH and the holder of 100% of the outstanding Class A Units of BCH.
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
BCH is a Delaware limited partnership formed on July 1, 2010. As of March 31, 2026, BCH is primarily a holding company that directly or indirectly receives all active and passive income of the Company and allocates that income among the partnership interests issued by BCH. As of March 31, 2026, BCH has issued and outstanding general partnership Subclass 1 Class A Units (“BCH Class A Units”), Class S Ordinary Units of BCH (the “BCH Class S Ordinary Units”), Class S Preferred Units of BCH (the “BCH Class S Preferred Units”), FLP Unit Accounts (Subclass 1, Subclass 2, and Subclass 3), Preferred Series A Subclass 0 Unit Accounts (“BCH Preferred A-0”), and Preferred Series A Subclass 1 Unit Accounts (“BCH Preferred A-1”).
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
Ben’s existing and planned products and services are designed to be delivered digitally and provide liquidity, trust and custody solutions, data analytics and news, support the tax and estate planning objectives of its Customers, facilitate asset diversification and provide administrative management and reporting solutions tailored to the goals of investors of alternative investments. While Ben’s financial products and services are presently offered through Ben Liquidity and Ben Custody, Ben plans to expand its capabilities under Ben Custody and provide additional products and services through Ben Insurance Services and Ben Markets in the future. Ben Insurance Services, through two subsidiaries, PEN Indemnity Insurance Company, Ltd. (“PEN”), which has been chartered as a Bermuda based insurance company, and Beneficient Insurance Company, L.L.C. (“BIC”), an entity through which the Company intends to apply to become a Kansas captive property and casualty insurer, plans to offer to affiliated Customer ExAlt Trusts certain customized insurance products and services covering risks relating to owning, managing and transferring alternative assets. Our prior application for an insurance charter with the Commissioner of Insurance of the State of Kansas was voluntarily withdrawn on August, 8, 2025, but we intend to resubmit the application in the future. The Company has also decided to not seek approval from the Bermuda authorities for PEN to become operational. The Company is in the process of dissolving the relevant Bermuda entities. Ben Markets, through one of its subsidiaries, Ben Markets Management Holdings, L.P., received regulatory approval to acquire, and subsequently acquired, a captive registered broker-dealer, Beneficient Securities Company, L.P., an entity that will conduct its activities attendant to offering a suite of products and services from the Ben family of companies. Ben Markets, through another of its subsidiaries, Beneficient Transfer & Clearing Company, L.L.C., also received regulatory approval from the

SEC on June 24, 2022 to operate as a registered transfer agent with respect to its securities, and intends to provide various services for Customers transacting with Ben, including the Customer ExAlt Trusts.
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
Liquidity and Going Concern
The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2026, we had unrestricted cash and cash equivalents of $2.5 million. Besides the unrestricted cash and cash equivalents, the Company’s principal sources of liquidity available to meet its contractual obligations are proceeds on ExAlt Loan payments and fee income derived from distributions, including sales proceeds from dispositions, on investments held by the Customer ExAlt Trusts and potential access to capital under the Amended and Restated Standby Equity Purchase Agreement (the “A&R SEPA”) with YA II PN, Ltd. (“Yorkville”), however, our ability to access the cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio is limited by the terms of the ExAlt Loans from Ben Liquidity to the Customer ExAlt Trusts and our ability to access proceeds from A&R SEPA is subject to market conditions, such as trading volume, price of our Class A common stock and other factors beyond our control. We have historically generated net losses and, in aggregate, these net losses have resulted in an accumulated deficit of $2.1 billion as of March 31, 2026. As of May 31, 2026, we had unrestricted cash and cash equivalents of approximately $2.7 million.
Our contractual obligations over the next 12 months include scheduled maturities of outstanding related party borrowings of approximately $96.7 million as of March 31, 2026 (as noted elsewhere, the HH-BDH Credit Agreement borrowings were repaid in January 2026, though approximately $1.1 million of interest and fees remaining outstanding as of March 31, 2026). As discussed in Note 11, on July 30, 2025, we were notified of events of default under the HCLP Loan Agreement. The HCLP Loan purportedly matured on April 14, 2025, at which time the related party debt and accrued interest became due and payable immediately (approximately $94.4 million (including an unamortized premium thereon) of debt outstanding and unpaid interest of $29.5 million as of March 31, 2026). The Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan in light of credible evidence that Mr. Heppner, our former CEO, participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items. On November 4, 2025, Mr. Heppner was indicted by the United States Southern District of New York charging Mr. Heppner with various counts comprised of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, false statements to auditors, and falsification of records. On May 7, 2026, Mr. Heppner was convicted of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, and false statements to auditors. Our obligations including principal, accrued interest and fees under these related party debt instruments as of March 31, 2026 was approximately $125 million. Finally, as discussed in Note 20, on October 10, 2025, the Texas Fifth Court of Appeals reversed the judgment of the Texas District Court and confirmed a previous equity arbitration award that amounted to $62.8 million in compensatory damages. Interest continues to accrue each quarter at 10.5% until settled. With post-judgment interest, the amount of the Arbitration Award is approximately $67.9 million as of March 31, 2026.
All of these conditions raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance.
We expect the Company will require additional capital to satisfy our obligations and fund our operations for the next twelve months, which will likely be achieved through the issuance of additional debt or equity, including through the A&R SEPA, and the monetization of certain of the investments held by the Customer ExAlt Trusts. We continue to evaluate our available options with respect to the arbitration award, which may include appealing to the Texas Supreme Court or working with the claimant on settlement terms that could reduce the potential near term cash obligations associated with the arbitration. There can be no assurance that we will be able to reach a settlement on terms that are favorable to us or not all. Also, we intend to potentially seek additional financings with either our current lenders or other lenders, and continue to seek opportunities to reduce corporate overhead; however, we cannot conclude these are probable of being implemented or, if probable of being implemented, being in sufficient enough amounts to satisfy our contractual amounts as they presently exist that are coming due over the next 12 months as of the date of the filing of these financial statements with the SEC.
On June 27, 2023, we entered into that certain Standby Equity Purchase Agreement (the “2023 SEPA”), whereby we had the right, but not the obligation, to sell to Yorkville up to $250.0 million of shares of the Company’s common stock. On June 20, 2024, the Company obtained stockholder approval pursuant to Nasdaq Listing Rule 5635(d) for the issuance of shares of Class A common stock to Yorkville in excess of 19.9% of the outstanding voting Common Stock as of the date of the 2023 SEPA. As a result, the Company could issue up to an aggregate of approximately $246.1 million worth of shares of Class A common stock following registration with the SEC, which occurred on November 12, 2024 and was declared effective on January 2, 2026. As of March 31, 2026, approximately $240.3 million worth of shares of Class A common stock remains available under the terms of the 2023 SEPA. However, the decision regarding future sale of shares, including those under the A&R SEPA, is subject to market conditions, such as trading volume, price of our Class A common stock and other factors beyond our control. For the years ended March 31, 2026 and 2025, proceeds of approximately $0.7 million and $7.9 million were received by the Company from 2023 SEPA sales. The issuance of additional shares of Class A common stock under the A&R SEPA will dilute the percentage ownership interest of all stockholders, could dilute the book value per share of the Class A common stock and will increase the number of the Company’s outstanding shares, which could cause the market price of our Class A common stock to decrease.
As more fully described in Note 11, on October 19, 2023, we entered into a three-year $25.0 million term loan with HH-BDH LLC, which was fully drawn upon closing and, the proceeds of which were used to repay certain outstanding obligations, fund development of our products, and provide additional working capital. On August 16, 2024, we entered into an amendment to the term loan with HH-BDH to add an additional term loan of $1.7 million, which was used to provide working capital. During the year ended March 31, 2026, we agreed to an advance, as part of ongoing amendment discussions, to enter into an amendment to the term loan with HH-BDH, to add an additional term loan of $850 thousand, which was used to provide working capital. The amendment was not finalized prior to all outstanding principal amounts being repaid under the HH-BDH LLC Credit Agreement in January 2026. On March 10, 2026, we entered into that certain Letter Agreement (the “2026 Letter Agreement”) with HH-BDH, pursuant to which the Credit Agreement was amended to provide for the payment of the remaining $1.7 million in interest and fees outstanding under the Credit Agreement. For the payment of the outstanding interest and fees, (i) we agreed to issue HH-BDH 149,904 shares of the Company’s Class A common stock having an aggregate value of $572,588 based on the five-day volumed-weighted average price per share of the Class A common stock on March 10, 2026, and (ii) Beneficient Financing, L.L.C. (the “Borrower”) agreed to pay HH-BDH an amount in cash equal to $1,000,000 not later than five business days following September 30, 2026. Additionally, for the payment of outstanding expenses, the Borrower agreed to pay HH-BDH an amount in cash equal to $94,365 in April 2026.
The HH-BDH Credit Agreement contains certain financial maintenance covenants, including a debt service coverage ratio. The Company has at times in late fiscal year 2025 and in subsequent periods been in default on certain of the required payment obligations, financial covenants, and information reporting requirements of the HH-BDH Credit Agreement. The events of default under the HCLP Loan Agreement described above triggered a cross default provision in the HH-BDH Credit Agreement. The Company timely notified HH-BDH of the cross default. HH-BDH has not notified the Company that it intends to declare an event of default as its relates to the cross default provision of the HH-BDH Credit Agreement or other events.
On August 6, 2024, the Company entered into a securities purchase agreement with Yorkville, pursuant to which the Company agreed to issue and sell convertible debentures in an aggregate principal amount of up to $4.0 million and warrants to purchase up to 165,674 shares of the Company’s Class A common stock at an exercise price of $21.04. On August 6, 2024, the Company issued $2.0 million to Yorkville in aggregate principal amount of the convertible debentures and warrants to purchase up to 82,837 shares of Common Stock. Also, on November 13, 2024, the Company issued an additional $2.0 million in aggregate principal amount of convertible debentures and warrants to purchase up to 82,837 shares of Class A common stock. The convertible debentures were repaid in full in February 2025. The warrants issued to Yorkville remain outstanding; however, given the trading price per share of our Class A common stock is significantly below the exercise price of these warrants, we have not assumed or relied on the receipt of proceeds from the exercise of these warrants. Further, as the settlement provision related to the derivative asset recorded in our March 31, 2026 statement of financial position involves the forfeiture of existing outstanding Class A common stock and not cash proceeds, the value of the derivative asset does not impact our considerations related to our capital requirements and sources of liquidity.
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
Reverse Stock Split
In December 2025, the Company's stockholders approved a reverse stock split of its common stock at a range of ratios between 1-for-5 to 1-for-100, and the Company's Board approved a reverse stock split at a ratio of 1-for-8 and a simultaneous proportionate reduction in the authorized shares of each class of common stock as required by NRS Section 78.207 (the “2025 Reverse Stock Split”). The 2025 Reverse Stock Split was effective as of December 15, 2025, and on January 2, 2026, the Company was notified by Nasdaq that it had regained compliance with the bid price requirement.
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
In April 2024, the Company's stockholders approved a reverse stock split of its common stock at a range of ratios between 1-for-10 to 1-for-100, and the Company's Board approved the implementation of the reverse stock split at a ratio of 1-for-80 and a simultaneous proportionate reduction in the authorized shares of each class of common stock as required by NRS Section 78.207 (the “2024 Reverse Stock Split”). The 2024 Reverse Stock Split was effective as of April 18, 2024, and the Company regained compliance with the minimum bid price requirement in May 2024.
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
For both the 2024 and 2025 Reverse Stock Splits, proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of the Company’s equity award, warrants, and other equity instruments convertible into common stock, as well as the applicable exercise price. All share and per share amounts of the Company's common stock presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the 2024 Reverse Stock Split and 2025 Reverse Stock Split, as applicable, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.
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

Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks or money market funds with original maturities upon purchase of three months or less. Interest income from cash and cash equivalents is recorded in interest and dividend income in the consolidated statements of comprehensive income (loss).
Derivative asset
Hybrid financial instruments are evaluated to determine whether they contain embedded features that require bifurcation and separate accounting as derivatives under ASC Topic 815, Derivatives and Hedging. An embedded feature is bifurcated from the host contract and accounted for as a freestanding derivative asset or liability if it meets the criteria for bifurcation under ASC Topic 815, or if it fails to qualify for equity classification under ASC Topic 815-40, Contracts in Entity’s Own Equity. Bifurcated embedded derivatives are recorded at fair value on the initial transaction date and are remeasured to fair value at each subsequent reporting date until settlement. Changes in the fair value of these derivative instruments are recognized in earnings within gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss).
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
•Investments in Public Equity Securities
Investments in public equity securities represent common stock ownership in public companies, all of which are carried at fair value. Fair value is determined using quoted market prices. Any realized gains and losses are recorded on a trade-date basis. Realized and unrealized gains and losses are recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss).
•Investments in Debt Securities
Investments in debt securities represent ownership in privately held debt securities. These investments are classified and accounted for as available-for-sale (“AFS”) securities and are reported at fair value with unrealized gains and losses presented as a separate component of equity in the accumulated other comprehensive income line item.
The Company follows FASB ASC Topic 326, Financial Instruments, Credit Losses, to assess whether an investment in debt securities is impaired in each reporting period. An investment in debt securities is impaired if the fair value of the investment is less than its amortized cost. If the Company intends to sell the debt security (that is, it has decided to sell the security), a credit loss is considered to have occurred. If the Company more likely than not will be required to sell the security before recovery of its amortized cost basis or it otherwise does not expect to recover the entire amortized cost basis of the security, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income for available-for-sale securities. The Company considers the expected cash flows from the investment based on reasonable and supportable forecasts as well as several other factors to estimate whether a credit loss exists. If the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the credit loss is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. During the years ended March 31, 2026 and 2025, the Company recognized a credit loss on its investment in debt securities of nil and $1.0 million, respectively. Any impairment in the debt securities is recorded in the provision for credit losses line item on the consolidated statements of comprehensive income (loss).
•Investments in Other Equity Securities and Interests
Ben and certain of the Customer ExAlt Trusts hold investments in equity securities of private companies with a readily determinable fair value, including the GWG Wind Down Trust. On August 1, 2023, GWG Holdings’ plan of reorganization was declared effective and the Company’s investments in common stock of GWG Holdings and L Bonds issued by GWG Holdings (previously accounted for as public equity securities and available-for-sale debt securities, respectively) were then transferred to an investment in the GWG Holdings Wind Down Trust. The fair value of these equity interests is calculated using quoted prices for similar instruments observed in the equity capital markets and is classified as a Level 2 investment in the fair value hierarchy.
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
Leases
We account for leases in accordance with ASC 842, Leases. We determine if an arrangement is or contains a lease at inception. Operating leases with a term greater than one year are included in right-of-use-assets and lease liabilities. The right-of-use asset represents the Company’s right to use an underlying asset for the lease term. Related lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term, using the rate the Company would pay to borrow amounts equal to the lease payments over the lease term (the Company’s incremental borrowing rate). For operating leases, expense is recognized on a straight-line basis over the lease term in other expenses in the consolidated statements of comprehensive income (loss). Common area maintenance and other related costs are considered variable lease payments and are expensed as incurred. The Company made an accounting policy election not to recognize short-term lease assets and liabilities (less than a 12-month term) or nominal equipment leases in its balance sheets.
Insurance reimbursable receivable
Upon the recognition of a loss related to a pending, threatened or actual litigation for which the Company has insurance coverage, a related insurance reimbursable receivable is recorded upon evaluation that an insurance contract is enforceable and the insurer has not disputed the claim. If the insurance is enforceable and not subject to dispute, the Company recognizes a receivable from the insurer when it is probable of recovery up to the loss recognized. Insurance reimbursable receivables are subject to the CECL model under FASB ASC Topic 326. The allowance for credit losses is based on historical loss experience, current conditions, and reasonable and supportable forecasts. The Company monitors the credit quality of insurers and adjusts expected credit losses accordingly. The allowance as of March 31, 2026 and 2025 is $3.4 million and $2.1 million, respectively.
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
Goodwill and Other Intangibles
The Company accounts for goodwill and intangible assets in accordance with ASC Topic 350, Intangibles – Goodwill and Other. The amount of goodwill initially recorded is based on the fair value of the acquired entity at the time of acquisition and is allocated to one or more reporting unit(s). Management performs goodwill and intangible asset impairment testing annually or when events occur, or circumstances change that would more likely than not indicate impairment has occurred. In the evaluation of goodwill impairment, management may first perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. The Company may also elect to bypass the qualitative testing and proceed directly to the quantitative testing. If the quantitative testing indicates that the estimated fair value of a reporting unit is less than the carrying value of the reporting unit, we will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, any loss recognized will not exceed the total amount of goodwill allocated to that reporting unit. The Company conducts its annual impairment test on January 1 each year.
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

Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist primarily of trade payables comprised principally of outstanding legal fees and other professional service fees; accrued employee payroll, bonus, and commissions; accrued fees and other costs under the Bradley Capital Company service agreement and Aircraft Sublease (Note 16); and an accrued liability related to the GWG Litigation Trust Adversary Proceedings (Note 20).
Other Liabilities
Other liabilities consist principally of accrued guaranteed payments related to the Preferred Series A-0 Unit Accounts (Note 13), an accrued liability related to the equity award arbitration (Note 20), accrued interest on certain outstanding debt instruments, a liability related to an interest commitment, deferred loan fees and deferred income taxes (Note 15). Refer to Note 9 for more information on these other liabilities.
Foreign Currency
The Company’s functional and reporting currency is the U.S. dollar. The Customer ExAlt Trusts hold alternative investments with underlying exposures to foreign currencies, primarily the Euro and Canadian dollar. These investments are measured at fair value utilizing the net asset value (NAV) practical expedient provided by the respective investment managers or general partners. Because the reported NAV incorporates the effects of foreign currency translation, changes in exchange rates are recorded directly within net investment income (loss) in the consolidated statements of comprehensive income (loss), rather than as a component of other comprehensive income. The Company does not utilize foreign currency hedging instruments to mitigate the risk associated with these exposures.
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

Noncontrolling interests include: (i) holders, which consist of Related Entities, as defined below, an entity affiliated with a related party, and third parties, of Class S Ordinary Units issued by BCH, (ii) holders, which consists of Related Entities, an entity affiliated with a related party, and third parties, of Class S Preferred Units issued by BCH, (iii) holders, which consists of Related Entities, an entity affiliated with a related party, a third party, and certain directors, of Preferred A-1 issued by BCH, (iv) holders, which consists of Related Entities, an entity affiliated with a related party, a third party, and certain directors, of Preferred A-0 Non-Redeemable issued by BCH beginning on September 30, 2024, (v) holders, which consists of unrelated charity organizations, of residual beneficial interests issued by certain of the Customer ExAlt Trusts and (vi) holder, which consists of a third-party, of Class A of CT Risk Management.
Redeemable noncontrolling interests are held by holders, which consist of Related Entities, an entity affiliated with a related party, a third party, and certain directors, of Preferred A-0 issued by BCH for periods prior to September 30, 2024 and Preferred A-0 Redeemable for periods beginning on September 30, 2024.
Related Entities are defined as certain trusts and those entities held by such trusts that are controlled by our founder and former CEO, Bradley K. Heppner, and in which our founder and his family members are also among classes of economic beneficiaries whether or not our founder is entitled to economic distributions from such trusts. Mr. Heppner served as Chief Executive Officer and Chairman of the Board of Directors of the Company until his resignation on June 19, 2025.
See Note 13 for further information of the equity instruments of the Company, including those classified as redeemable noncontrolling interests and noncontrolling interests.
Earnings (Loss) per Common Share
The Company computes net earnings (loss) per share attributable to common shareholders using the two-class method required for participating securities. The two-class method requires income available to common shareholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The two-class method also requires losses for the period to be allocated between common and participating securities based on their respective rights if the participating security contractually participates in losses. The Company determined that it had participating securities in the form of convertible, preferred equity securities and in the Class A common shares issued as part of the limited conversion discussed in Note 13.
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
Gain (Loss) on Financial Instruments, Net
Gain (loss) on financial instruments, net consists of gains (losses) due to changes in fair value of financial instruments including the derivative asset, gains (losses) from the sale of public equity securities and other equity securities and interests, changes in fair value of convertible debt, and (gain) loss on issuance of convertible debt and warrants. See Note 6 for a reconciliation of the financial statement line item.
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
Provision for Credit Losses
The provision for credit losses consists of charges against earnings for credit losses on AFS debt securities and other financial instruments and bad debt expenses on other miscellaneous receivables. A reconciliation of provision for credit losses for each of the periods presented herein is presented below:

	Year Ended March 31,
(in thousands)	2026	2025
Bad debt expense on other receivables	$1,048	$2
Credit loss on AFS debt securities (Note 5)	—	998
Provision for credit losses	$1,048	$1,000
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
Accounting Standards Recently Adopted
We adopted ASU 2023-09, Income Taxes, (Topic 740) prospectively for the annual period beginning April 1, 2025 and interim periods beginning on April 1, 2026. The update expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates as well as additional disaggregation of taxes paid. The amendments in ASU 2023-09 also remove disclosures related to certain unrecognized tax benefits and deferred taxes. The adoption of this new guidance did not result in a material impact to the Company’s consolidated financial statements.
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

Accounting Standards Not Yet Adopted
ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, as clarified in ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company is assessing the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements.
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
Instead, the interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts, which are eliminated in the presentation of our consolidated financial statements, directly impact the net income (loss) attributable to Ben’s and BCH’s equity holders. Our Ben Liquidity and Ben Custody business segments, which relate to our current operating subsidiaries, are owned by the Company’s equity holders (including those of BCH), and recognize revenue through (i) interest income on ExAlt Loans made to the Customer ExAlt Trusts in connection with our liquidity transactions for Customers with contractual interest rates between 5.0% and 14.0% per annum charged against the outstanding principal balance of the ExAlt Loan, (ii) fee income billed at closing, but recognized as revenue ratably over the expected life of the alternative asset, for each liquidity transaction with Customers for services including access to and use of the AltAccess Platform, transfer of the alternative assets, and delivery of the consideration to the client, with fee rates between 1.0% and 7.0% of the sum of the NAV and remaining unfunded commitment of the transacted alternative asset, and (iii) recurring fee income recognized each period for providing services including trustee, custody, and trust administration of the Customer ExAlt Trusts while they hold investments, with fee rates generally at 2.8% per annum of the sum of the NAV and remaining unfunded commitment of the alternative assets held. Ben Liquidity and Ben Custody revenue recognized for the fiscal years ended March 31, 2026 and 2025, is as follows:
a.Ben Liquidity recognized $33.4 million and $42.6 million, in interest income during the fiscal years ended March 31, 2026 and 2025, respectively.
b.Ben Custody recognized $12.7 million and $21.6 million, in trust services and administration revenues during the fiscal years ended March 31, 2026 and 2025, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods.
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
As a result of the above along with the existing equity capital structure described in Note 13 for Beneficient and BCH, the net income (loss) of the Company can vary significantly from the net income (loss) attributable to the Beneficient common shareholders. The following table presents a reconciliation of operating income (loss) of our reportable segments, excluding the Customer ExAlt Trusts, to net income (loss) attributable to Beneficient’s common shareholders. This reconciliation serves to provide users of our financial statements an understanding and visual aide of the reportable segments that impact net income (loss) attributable to the common shareholders and reiterates that the consolidation of the Customer ExAlt Trusts has no impact on the net income (loss) attributable to Beneficient’s common shareholders.

	Year Ended March 31,
(in thousands)	2026	2025
Operating income (loss)*
Ben Liquidity	$(55,699)	$(12,802)
Ben Custody	7,954	13,288
Corporate & Other	(93,128)	10,243
Gain on liability resolution	1,996	23,462
Income tax expense (allocable to Ben and BCH equity holders)	(214)	(80)
Net loss attributable to noncontrolling interests - Ben	70,583	34,875
Noncontrolling interest guaranteed payment	(18,918)	(17,824)
Net income (loss) attributable to common shareholders	$(87,426)	$51,162
*Includes amounts eliminated in consolidation.
Significant Accounting Policies - Impacting Allocation of Net Income (Loss) to Beneficient’s Equity Holders
As described above, certain income and expenses involving transactions between Ben and the Customer ExAlt Trusts are eliminated for financial reporting purposes; however, the income or expenses are important to determine the net income (loss) allocable to Ben’s and BCH’s equity holders. Accounting policies related to the significant income and expense items eliminated in our consolidated financial statements but impacting the allocation of net income (loss) to Beneficient’s and BCH’s equity holders, are described below.
Revenues Eliminated In Consolidated Financial Statements
Interest Income
Interest income is generally comprised of contractual interest, interest recognized on certain of the ExAlt Loans through the effective yield method, and an amortized discount that is recognized ratably over the life of the ExAlt Loan. Contractual interest income is computed using either a variable rate or a fixed rate that compounds monthly.
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
On April 1, 2023, we adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) (“CECL”). CECL requires a company to estimate the credit losses expected over the life of a loan (or pool of loans). The allowance for credit losses is a valuation account that is deducted from, or added to, the loans’ amortized cost basis to present the net, lifetime amount expected to be collected on the loans. Credit losses are charged off against the allowance when management believes a loan balance is confirmed to be uncollectible. Expected recoveries can not exceed the aggregate of amounts previously charged off and expected to be charged off. Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Management analyzes the loans individually as the loans do not have similar risk characteristics.
Management estimates the allowance using relevant available information from internal and external sources related to past events, current conditions, and reasonable and supportable economic forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Ben currently does not have adequate historical loss data to provide a basis for the long-term loss information associated with its loans. As such, Ben uses alternative, long-term historical average credit loss data from Preqin, Ltd., a widely accepted commercial private equity database, in establishing the loss history as a proxy.
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
Interest income for purposes of determining income allocations to Ben’s and BCH’s equity holders is adjusted for any allowance for credit losses, which were approximately $71.9 million and $38.9 million, for the years ended March 31, 2026 and 2025, respectively. The increase in the credit losses in the current year is principally driven by the reduction in NAV period over period, largely as a result of the asset sales completed in the current year (as described elsewhere in these notes to the consolidated financial statements). While asset sales proceeds resulted in loan payments, since the asset sales were largely completed at a discount to NAV, the loan payments were outpaced by the reduction in value of their collateral. Expected credit losses (recovery) on insurance reimbursable receivables was $1.3 million and $0.8 million for the years ended March 31, 2026 and 2025, respectively. During the year ended March 31, 2026, the Company recorded additional credit losses related to fee receivables of $1.0 million. During the year ended March 31, 2025, the Company recorded additional credit losses related to fee receivables of $1.8 million and available-for-sale debt securities of $1.0 million.
4.    De-SPAC Merger Transaction
Forward Purchase Agreement
On June 5, 2023, BCG entered into a Prepaid Forward Purchase Agreement, as amended, with a third-party (the “Purchaser”), pursuant to which the Purchaser agreed to purchase shares of Avalon Class A common stock that would have been redeemed in connection with the special meeting of Avalon’s stockholders to approve the transactions contemplated by the Business Combination Agreement (the “Forward Purchase Agreement”).
Pursuant to the agreement, Purchaser bought shares of Avalon Class A common stock (the “AVAC FPA Shares”) for aggregate consideration of $25.0 million from unaffiliated third-parties. The AVAC FPA Shares were redeemed and converted into shares of Class A common stock and Series A preferred stock of Beneficient upon consummation of the Business Combination. After conversion of the Series A preferred stock, the Purchaser held an aggregate of 4,620 shares of Class A common stock in respect of the AVAC FPA Shares (such shares of Class A common stock, the “FPA Shares”).
The $25.0 million in proceeds in respect of the FPA Shares was disbursed from the Avalon trust account following the consummation of the Business Combination, with $5.0 million disbursed to Beneficient and the remaining $20.0 million (the “Reserve Amount”) disbursed to Purchaser to be held per the terms of the Forward Purchase Agreement. Such Reserve Amount was reflected as a Stock Receivable classified in equity on the consolidated statements of financial condition.
The Forward Purchase Agreement provides for two categories of FPA Shares: (i) 1,663 FPA Shares categorized as “Purchased Shares” and (ii) the remaining 2,957 FPA Shares categorized as “Prepaid Forward Shares”. No sales of any of the Prepaid Forward Shares occurred through September 30, 2024, and on such date, the Company and the Purchaser entered into an agreement to terminate the Forward Purchase Agreement. The Purchaser subsequently returned the 2,957 Prepaid Forward Shares to the Company.
Recapitalization of BCG
On June 6, 2023, immediately prior to the Conversion, BCG was recapitalized (the “BCG Recapitalization”) as follows: (i) the limited partnership agreement of BCG was amended to create one new subclass of BCG common units, the Class B Common Units (the “BCG Class B Common Units”), and the existing common units were renamed the Class A Common Units; and (ii) certain holders of the BCH Preferred A-1 entered into conversion and exchange agreements with BCG and BCH, pursuant to which they converted certain BCH Preferred A-1 to BCH Class S Ordinary Units, which were then contributed to BCG in exchange for the Class A Common Units (“BCG Class A Common Units”).
Prior to the Conversion on June 6, 2023, the Company’s equity interests consisted of common units, one series of preferred units, and noncontrolling interests. Pursuant to the Conversion, each BCG Class A Common Unit converted into 1.25 shares of Class A common stock, each BCG Class B Common Unit converted into 1.25 shares of Class B common stock (“Class B common stock”), and the capital account balance of the Preferred Series B Subclass 2 Unit Accounts of BCG (“BCG Preferred B.2 Unit Accounts”) converted into shares of Class A common stock at a rate based on a 20% discount to the valuation of the Class A common stock.
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
Common Stock Warrants
The Company assumed 15,525,000 publicly-traded Avalon Warrants (“Avalon Public Warrants”), which are exercisable for 24,258 shares of Class A common stock, as adjusted for stock splits, and 8,100,000 private placement Avalon Warrants, which are exercisable for 12,657 shares of Class A common stock, as adjusted for stock splits, (“Avalon Private Warrants” and together with the Avalon Public Warrants, the “Avalon Warrants”), which were originally issued by Avalon in connection with its initial public offering and, as a result of the assumption by the Company, became Warrants. The Avalon Public Warrants assumed by Ben are referred to as the “Public Warrants” and the Avalon Private Warrants assumed by Ben are referred to as the “Private Warrants,” and collectively, the “Warrants.” The Warrants are included in derivative warrant liabilities on the Company’s consolidated statements of financial condition. The Warrants entitle the holder to exercise each whole warrant for one share of Class A common stock and one share of Series A preferred stock at an exercise price of $7,360.
The Public Warrants may only be exercised for a whole number of shares, and will expire on June 7, 2028 (i.e., five years following the closing), or earlier upon redemption or liquidations. Ben may redeem the outstanding Public Warrants (i) in whole and not in part; (ii) at a price of $6.40 per warrant; (iii) upon not less than 30 days’ prior written notice of redemption to each warrant holder; and (iv) if, and only if, the reported last sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending three business days before Ben sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $11,520 per share. In addition, we have the ability to redeem the outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $64.00 per Public Warrant if, among other things, the Reference Value equals or exceeds $6,400 per share. If and when the Public Warrants become redeemable by Ben, Ben may exercise its redemption right even if Ben is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
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
As part of liquidity transactions with our customers, which closed in connection with the Transactions, a total of 1,074,725 additional warrants were issued to two counterparties as part of their consideration for their interest in alternative assets on materially consistent terms as described above.
As of March 31, 2026 and 2025, there were 24,699,725 Warrants outstanding with a fair value of $0.3 million and $0.2 million, respectively, included in the warrants liability line item on the consolidated statements of financial condition. During the years ended March 31, 2026 and 2025, gains of nominal and nominal, respectively, were recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
5.    Investments, at Fair Value
Investments held by the Customer ExAlt Trusts are comprised of investments in alternative assets, public equity securities, debt securities, and other equity securities and interests (including those of a former related party). The composition of investments recorded at fair value held by the Customer ExAlt Trusts is included in the table below (in thousands):

	March 31, 2026	March 31, 2025
Alternative assets	$162,824	$259,113
Public equity securities	4,472	4,065
Debt securities available-for-sale	1,739	1,687
Other equity securities and interests	26,501	26,506
Total investments, at fair value	$195,536	$291,371
Investments in Alternative Assets held by the Customer ExAlt Trusts
The investments in alternative assets are held, either through direct ownership or through beneficial interests, by certain of the Customer ExAlt Trusts and consist primarily of limited partnership interests in various alternative investments, including private equity funds. These alternative investments are valued using NAV as a practical expedient. Changes in the NAV of these investments are recorded in investment income (loss), net in our consolidated statements of comprehensive income (loss). The investments in alternative assets provide the economic value that ultimately collateralizes the ExAlt Loans that Ben Liquidity originates with the Customer ExAlt Trusts in liquidity transactions and any associated fees due from the Customer ExAlt Trusts. The decrease in investments in alternative assets since March 31, 2025 of $96.3 million was principally related to the disposition of certain limited partnership interests for $51.5 million of proceeds, normal distributions on the investments of approximately $12.1 million and downward adjustments of NAV as reported by the investment managers or general partners or other fair value adjustments totaling $49.5 million, primarily related to asset sales activity, partially offset by approximately $14.8 million of new originations and $2.2 million of capital call contributions.
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

Portfolio Information
Our portfolio of alternative asset investments, held by certain of the Customer ExAlt Trusts by asset class of each fund as of March 31, 2026 and 2025, is summarized below (in thousands):

	Alternative Investments Portfolio Summary
	March 31, 2026		March 31, 2025
Asset Class	Carrying Value	Unfunded Commitments	Carrying Value	Unfunded Commitments
Private Equity	$80,685	$25,975	$120,008	$34,252
Private Real Estate	6,300	1,650	6,454	2,777
Natural Resources	6,111	1,250	12,691	2,663
Venture Capital	60,021	1,183	109,361	1,324
Hedge Funds	3,332	—	3,931	245
Other(1)	6,375	376	6,668	383
Total	$162,824	$30,434	$259,113	$41,644
(1)    “Other” includes earnouts, escrow, net other assets (liabilities), and private debt strategies.
As of March 31, 2026, the Customer ExAlt Trusts collectively had exposure to 140 professionally managed alternative asset investment funds, comprised of 397 underlying investments, 98 percent of which are investments in private companies.
Public Equity Securities
Investment in public equity securities primarily represents ownership by certain of the Customer ExAlt Trusts in public companies. These investments are carried at fair value, which is determined using quoted market prices. Any realized gains and losses are recorded on a trade-date basis. Realized and unrealized gains and losses are recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). As of March 31, 2026 and 2025, the fair value of investments in public equity securities was $4.5 million and $4.1 million, respectively. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
Debt Securities Available-for-Sale
As of March 31, 2026 and 2025, investments in debt securities represent ownership in privately held debt securities. Investments in debt securities are classified and accounted for as available-for-sale, with unrealized gains and losses presented as a separate component of equity under the accumulated other comprehensive income (loss) line item.
The amortized cost, estimated fair value, and unrealized gains and losses on investments in debt securities classified as available-for-sale as of March 31, 2026 and 2025 are summarized as follows:

	March 31, 2026
(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Other debt securities	$1,687	$52	$—	$1,739
Total available-for-sale debt securities	$1,687	$52	$—	$1,739

	March 31, 2025
(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Other debt securities	$2,685	$—	$(998)	$1,687
Total available-for-sale debt securities	$2,685	$—	$(998)	$1,687

The table below indicates the length of time individual debt securities have been in a continuous loss position as of March 31, 2026 and 2025:

	March 31, 2026		March 31, 2025
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other debt securities:
Less than twelve months	$—	$—	$—	$—
Twelve months or longer	—	—	1,687	998
Total available-for-sale debt securities with unrealized losses	$—	$—	$1,687	$998
The noncredit-related portion of the net unrealized gains of $0.1 million and losses of $0.3 million for the years ended March 31, 2026 and 2025, respectively, was recognized as a component of accumulated other comprehensive income (loss).
During the year ended March 31, 2026, the Company determined there was a no credit-related loss on its investment in debt securities available-for-sale. During the year ended March 31, 2025, the Company determined there was $1.0 million credit-related loss on its investment in debt securities available-for-sale.
The following table is a rollforward of credit-related losses recognized in earnings for the periods presented below:

	Year Ended March 31,
(Dollars in thousands)	2026	2025
Cumulative losses as of the beginning of period	$32,288	$31,290
Credit related losses not previously recognized	—	998
Increase in amounts previously recognized	—	—
Cumulative losses as of the end of period	$32,288	$32,288
The contractual maturities of available-for-sale debt securities as of March 31, 2026 and 2025 are as follows:

	March 31, 2026		March 31, 2025
(Dollars in thousands)	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Due in one year or less	$1,687	$1,739	$1,687	$1,687
No fixed maturity	—	—	998	—
	$1,687	$1,739	$2,685	$1,687
Other Equity Securities and Interests
Ben and certain of the Customer ExAlt Trusts hold investments in equity securities of private companies measured based on quoted prices for similar assets in active markets, including those of the GWG Wind Down Trust (as defined herein). On August 1, 2023, GWG Holdings’ plan of reorganization was declared effective and our investments in its common stock and L Bonds (previously accounted for as public equity securities and available-for-sale debt securities, respectively) were then transferred to an investment in the GWG Holdings Wind Down Trust created as part of the approved plan of reorganization. The fair value of these equity interests was nominal as of both March 31, 2026 and 2025. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
Additionally, certain of the Customer ExAlt Trusts hold investments in equity securities that do not have a readily determinable fair value. These equity securities are measured using the measurement alternative for equity investments that do not have readily determinable fair values at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. When observable price adjustments are identified, the inputs used are generally Level 2 inputs within the fair value hierarchy. The value of these equity securities was $26.5 million and $26.5 million as of March 31, 2026 and 2025, respectively. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein, which reflects any upward or downward adjustments to these equity securities for the periods presented herein. There were no impairments to these equity securities during the years ended March 31, 2026 and 2025. Additionally, through March 31, 2026, one security has cumulative upward adjustments of $10.8 million based upon observable price changes, which was based on a then recent equity offering and stock to stock transactions. The cumulative upward adjustments occurred in fiscal year 2023. No significant adjustments were made during the years ended March 31, 2026 and 2025.

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
As of March 31, 2026 and 2025, the fair value of these investments using the NAV per share practical expedient was $162.8 million and $259.1 million, respectively. During the years ended March 31, 2026 and 2025, we recognized a loss of $49.5 million and a loss of $6.5 million, respectively, from changes in NAV, which are recorded within the investment income (loss), net, line item of our consolidated statements of comprehensive income (loss).
Financial instruments on a recurring basis
The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, on March 31, 2026 and 2025 are presented below.

	As of March 31, 2026
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Public equity securities	$4,472	$—	$—	$4,472
Debt securities available-for-sale, other	—	—	1,739	1,739
Derivative asset	—	—	21,652	21,652
Liabilities:
Warrants liability	264	44	—	308

	As of March 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Public equity securities	$4,065	$—	$—	$4,065
Other equity interests	—	5	—	5
Debt securities available-for-sale, other	—	—	1,687	1,687
Liabilities:
Warrants liability	180	47	—	227

A reconciliation of gain (loss) on financial instruments, net for each of the periods presented herein is included in the tables below (in thousands):

	Year Ended March 31,
	2026	2025
Public equity securities:
Other public equity securities	$364	$(831)
Loss on initial issuance of convertible debt and warrant issuance to Yorkville	—	(2,307)
Convertible debt	—	100
Warrants liability	(81)	1,732
Prepaid forward liability	—	14
Derivative asset	9,496	—
Other equity securities and interests:
Related party, fair value using quoted market prices of similar assets in active market	(5)	(552)
Other, without a readily determinable fair value	—	(398)
Gain (loss) on financial instruments, net	$9,774	$(2,242)
The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:
Investment in other equity securities and interests
As of March 31, 2026 and 2025, the fair value of these equity interests is calculated using quoted prices for similar instruments observed in the equity capital markets and is classified as a Level 2 investment in the fair value hierarchy.
Investment in debt securities available-for-sale
Other debt securities. The fair value of these debt securities is calculated using the market approach adjusted for the recoverability of the security. The following table provides quantitative information about the significant unobservable inputs used in the fair value measure of the Level 3 other debt securities (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range	Weighted Average
March 31, 2026	$1,739	Market Approach	Enterprise value-to-revenue multiple	0.2x – 18.9x	1.75x
March 31, 2025	$1,687	Market Approach	Enterprise value-to-revenue multiple	0.2x – 18.9x	1.75x
The following table reconciles the beginning and ending fair value of our Level 3 other debt securities:

	Year Ended March 31,
(Dollars in thousands)	2026	2025
Beginning balance	$1,687	$1,964
Gains (losses) recognized in accumulated other comprehensive income (loss)(1)	52	(277)
Ending balance	$1,739	$1,687
(1) Recorded in unrealized gain (loss) on available-for-sale debt securities.
Warrants liability
As part of the transactions with Yorkville related to the convertible debentures discussed in Note 10, the Company also issued warrants to purchase our Class A common stock. These warrants are liability classified and subject to periodic remeasurement. The fair value of these warrants issued to Yorkville are measured using the Black-Scholes option pricing model. The key inputs used in the valuation as of March 31, 2026 were: expected terms (in years) - 1.35 to 1.62; stock price - $3.50; exercise price - $21.04; expected volatility - 95.59%; expected dividend rate - 0.0%; and risk-free rate - 3.67%. The key inputs used in the valuation as of March 31, 2025 were: expected terms (in years) - 2.35 to 2.62; stock price - $2.48; exercise price - $21.04; expected volatility - 90.1%; expected dividend rate - 0.0%; and risk-free rate - 3.70%.
Derivative asset
As part of the Limited Conversion, as discussed in Note 13, the appreciation forfeiture provision was identified as an embedded derivative that does not qualify for equity classification under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, due to the variable number of shares subject to settlement. The embedded derivative was bifurcated and recorded as a derivative asset at fair value on the conversion date, with subsequent changes in fair value recognized in gain (loss) on financial instruments, net. The derivative is remeasured at each reporting date until settlement. The derivative asset related to the appreciation forfeiture provision is measured using a valuation model that incorporates observable and unobservable inputs, including stock price, volatility, and remaining term, and is classified as a Level 3 fair value measurement. Other than the change in fair value due to remeasurement at March 31, 2026, there was no other activity with respect to the derivative asset (e.g., no additional issuances, settlements, transfers, etc.).
The key inputs used in the valuation as of March 31, 2026 were: expected terms (in years) - 1.75; stock price - $3.50; exercise price - $4.16; expected volatility - 95.59%; expected dividend rate - 0.0%; and risk-free rate - 3.67%. The key inputs used in the valuation as of the initial date the derivative asset was recognized of October 15, 2025 were: expected terms (in years) - 2.2; stock price - $4.13; exercise price - $4.16; expected volatility - 34.66%; expected dividend rate - 0.0%; and risk-free rate - 3.34%.
Financial instruments on a non-recurring basis
Goodwill
During each of the fiscal quarters of 2025 and for the quarter ended March 31, 2026, primarily as a result of a significant, sustained decline in our Class A common stock price and the Company’s related market capitalization, we concluded that it was more likely than not that the fair value of each of our reporting units with goodwill were below their respective carrying amounts, which resulted in us performing interim impairment assessments at each period end. As a result, we wrote the carrying value of each reporting unit with goodwill down to its estimated fair value and recognized non-cash goodwill impairment charges of $3.7 million for the year ended March 31, 2025. No non-cash goodwill impairment was recorded for the year ended March 31, 2026. However, for the quarter end March 31, 2026, impairment analysis related to our insurance license intangible asset held by PEN with the Bermuda Insurance Authority resulted in impairment of our intangible asset related to the insurance license due to our decision to abandon such licenses as we are in the process of dissolving the relevant Bermuda entities. Accordingly, $3.1 million of non-cash intangible asset impairment was recorded for the year ended March 31, 2026. Goodwill and intangible asset impairment is reflected in loss on impairment of goodwill and intangible assets in the consolidated statements of comprehensive income (loss).
During each of the fiscal quarters of 2026 other than March 31, we concluded that a triggering event had not occurred and thus, we were not required to perform an interim impairment assessment during each of these periods. Prior to the goodwill impairment recorded during the first quarter of fiscal 2024, the Company had not previously recorded any impairments of goodwill. Through March 31, 2026, cumulative prior goodwill impairments totaled approximately $2.4 billion, with the vast majority of this goodwill impairment recognized in our 2024 fiscal year.
For the interim impairment assessments performed for each of the fiscal quarters of 2025 and the quarter ended March 31, 2026, the Company computed the fair value of each reporting unit by computing the overall enterprise value of the Company by valuing its various equity instruments, primarily based on the Class A common stock price per share. The overall enterprise value was allocated to each reporting unit using the discounted cash flow method to estimate the relative value of each reporting unit based on their future cash flows using a multi-year forecast, and a terminal value calculated using a long-term growth rate that was informed based on our industry, analyst reports of a public company peer set, current and expected future economic conditions and management expectations. The discount rate used to discount these future cash flows was determined using a capital asset pricing model based on the market value of equity of a public company peer set, adjusted for risk characteristics and expectations specific to the reporting unit, combined with an assessment of the cost of debt.
The discount rates used for each reporting unit ranged from 28.0% to 29.3% for the fiscal year 2025 and 2026 impairment assessments. The Company applied a terminal year long-term growth rate of 3.0% for each reporting unit during each of the interim impairment assessments. Remaining goodwill at March 31, 2026 relates to Ben Custody and Ben Markets. Subsequent to the impairment analysis as of March 31, 2026, there was $4.3 million of reporting unit fair value over carrying value for Ben Custody and approximately $1.4 million of reporting unit fair value over carrying value for Ben Markets.
The change in goodwill at each reporting unit for the years ended March 31, 2026 and 2025 is included in Note 8.
Class A Common Stock issued in Limited Conversion
The fair value of the Class A Common Stock issued in the Limited Conversion as defined in Note 13 was based on the quoted market price on the conversion date, adjusted for legal resale restrictions and the fair value of the appreciation forfeiture provision.
There were no other assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2026 and 2025.

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
The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value as of March 31, 2026 and 2025, were as noted in the table below:

	As of March 31, 2026
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$2,543	$2,543
Financial liabilities:
Debt due to related parties, net(1)	2	96,785	92,702
Accounts payable and accrued expenses	1	63,788	63,788

	As of March 31, 2025
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$1,346	$1,346
Financial liabilities:
Debt due to related parties, net(1)	2	117,896	109,550
Accounts payable and accrued expenses	1	100,345	100,345
(1) The estimated fair value of debt due to related parties, net, does not include the value of accrued but unpaid interest totaling $30.5 million and $19.4 million as of March 31, 2026 and 2025, respectively, that is included in other liabilities in the consolidated statements of financial condition.
7.    Fixed Assets
Fixed assets are included in other assets in the consolidated statements of financial condition and consist of the following:

(Dollars in thousands)	March 31, 2026	March 31, 2025
Computer hardware and software	$12,861	$12,861
Buildings	188	188
Furniture, fixtures, and equipment	109	109
Leasehold improvements	23	23
Other	73	73
Fixed assets, gross	13,254	13,254
Accumulated depreciation and amortization	(12,547)	(11,801)
Internal use software in process	375	279
Fixed assets, net	$1,082	$1,732
Depreciation and amortization expense related to fixed assets was $0.7 million and $1.7 million, for the years ended March 31, 2026 and 2025, respectively. The majority of our depreciation and amortization expense is related to the amortization of capitalized computer software costs, which was $0.7 million and $1.6 million, for the years ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and 2025, the unamortized computer software costs were $0.5 million and $1.2 million, respectively.

8.    Goodwill and Other Intangibles
The following tables present activity in the Company’s goodwill and finite-lived and indefinite-lived intangible assets for the years ended March 31, 2026 and 2025.

(Dollars in thousands)	March 31, 2025	Impairment	March 31, 2026	Amortization Period
Goodwill
Ben Custody	$7,469	$—	$7,469	Indefinite
Ben Markets	2,445	—	2,445	Indefinite
Total goodwill	9,914	—	9,914	Indefinite
Insurance license	3,100	(3,100)	—	Indefinite
Total goodwill and intangible assets	$13,014	$(3,100)	$9,914

(Dollars in thousands)	March 31, 2024	Impairment	March 31, 2025	Amortization Period
Goodwill
Ben Custody	$10,896	$(3,427)	$7,469	Indefinite
Ben Markets	2,710	(265)	2,445	Indefinite
Total goodwill	13,606	(3,692)	9,914	Indefinite
Insurance license	3,100	—	3,100	Indefinite
Total goodwill and intangible assets	$16,706	$(3,692)	$13,014
Barring a triggering event that suggests possible impairment, the Company conducts impairment tests for goodwill and indefinite-lived assets during the fourth quarter each fiscal year, using generally accepted valuation methods. The Company conducts its annual impairment test on January 1 of each fiscal year.
As previously discussed in Note 6, during each of the fiscal quarters of 2025 and for the quarter ended March 31, 2026, primarily as a result of significant, sustained declines in our Class A common stock price and the Company’s related market capitalization, we concluded that it was more likely than not that the fair value of our reporting units was below their carrying amount. This resulted in us performing interim impairment assessments each fiscal quarter during fiscal year 2025 and for the quarter ended March 31, 2026. As a result, during fiscal 2025, we wrote the carrying value of the Ben Custody and Ben Markets reporting units down to their estimated fair value and recognized cumulatively during fiscal 2025 a non-cash goodwill impairment charge of $3.7 million. No non-cash goodwill impairment was recorded for the year ended March 31, 2026. However, for the quarter end March 31, 2026, impairment analysis related to our insurance license intangible asset held by PEN with the Bermuda Insurance Authority resulted in impairment of our intangible asset related to the insurance license due to our decision to abandon such licenses as we are in the process of dissolving the relevant Bermuda entities. Accordingly, $3.1 million of non-cash intangible asset impairment was recorded for the year ended March 31, 2026. Goodwill and intangible asset impairment is reflected in loss on impairment of goodwill and intangible assets in the consolidated statements of comprehensive income (loss).
For each impairment assessment during fiscal quarters of 2025 and for the quarter ended March 31, 2026, the Company computed the fair value of each reporting unit by computing the overall enterprise value of the Company by valuing its various equity instruments, primarily based on the Class A common stock price per share. The overall enterprise value was allocated to each reporting units using the discounted cash flow method to estimate the relative value of each reporting unit based on their future cash flows using a multi-year forecast, and a terminal value calculated using a long-term growth rate that was informed based on our industry, analyst reports of a public company peer set, current and expected future economic conditions and management expectations. The discount rate used to discount these future cash flows was determined using a capital asset pricing model based on the market value of equity of a public company peer set, adjusted for risk characteristics and expectations specific to the reporting unit, combined with an assessment of the cost of debt.
Finally, management has determined that none of the Company’s goodwill is deductible for tax purposes.

9.    Other Assets and Other Liabilities
The following table details the components of other assets:

(Dollars in thousands)	March 31, 2026	March 31, 2025
Insurance reimbursable receivable, net (Note 20)	$4,122	$39,574
Prepaid expenses	1,614	2,367
Fixed assets (Note 7)	1,082	1,732
Distribution receivables	181	348
Promissory notes receivable	5,517	5,517
Allowance for promissory notes receivable and other receivables	(5,517)	(5,517)
Loan fee receivable	2,932	2,932
Allowance for loan fee receivable	(2,932)	—
Other assets	2,128	2,191
Total Other assets, net	$9,127	$49,144
Promissory Notes Receivable
There are amounts due under two promissory note agreements for funds advanced outside of our normal liquidity arrangements with and original principal balances of $2.5 million and $0.9 million as of March 31, 2026 and 2025. Both promissory note agreements matured and were placed on non-accrual status in April 2024. The Company is negotiating with the counterparty on potentially extending these note agreements or otherwise coming to a resolution on these outstanding balances. Total principal and interest due for both promissory notes as of March 31, 2026 and 2025 was $5.5 million and $5.5 million, respectively. As of March 31, 2026 and 2025, reserves related to these receivables were $5.5 million and $5.5 million, respectively.
Loan fee receivable and deferred upfront fees
As part of a loan participation transaction completed in March 2022, we recognized an upfront loan fee receivable with a balance of $2.9 million as of March 31, 2026 and 2025. In connection with the transaction, deferred upfront fee revenue was also recognized in Other liabilities. The loan fee receivable was placed on non-accrual status and provision for credit loss was recognized in January 2026. For the year ended March 31, 2026, $1.0 million in provision for credit losses was recognized related to this transaction, which was the loan fee receivable amount, net of the remaining unamortized deferred upfront fees.
The following table details the components of other liabilities:

(Dollars in thousands)	March 31, 2026	March 31, 2025
Accrued BCH Preferred A-0 guaranteed payment (Note 13)	$75,154	$56,425
Accrued loss contingency on arbitration award, including post-judgment interest (Note 20)	67,895	—
Accrued interest on debt due to related parties (Note 16)	30,497	19,360
Interest commitments	1,802	1,542
Deferred tax liability (Note 15)	210	80
Deferred upfront fees	—	2,242
Other	1,093	1,157
Total Other liabilities	$176,651	$80,806
Interest Commitments
The primary closing conditions of the Company’s formative transactions in calendar 2017 and 2018 consisted of (i) MHT Financial entering into purchase and sale agreements with certain counterparties, which were owners of alternative asset funds to acquire their portfolios of alternative assets (collectively, the “Formative Transactions Exchange Portfolio”) in exchange for agreed upon consideration and (ii) MHT Financial’s subsequent contribution of the Formative Transactions Exchange Portfolio into the custody of certain constituent trusts (each a “Custody Trust”) of the ExAlt PlanTM (as structured for the formative transactions, the “Formative ExAlt PlanTM”) in exchange for Common Units of Ben and debt and equity securities of GWG Holdings of an agreed upon value issued to certain other constituent trusts of the Formative ExAlt PlanTM of which MHT Financial was named the sole beneficiary (such trusts, the “2017-18 Exchange Trusts”). In connection with these formative transactions and related closing conditions, the Company agreed with certain other sellers to MHT Financial to accrue interest beginning on August 10, 2018, at a rate of 1-month London Interbank Offered Rate (“LIBOR”) plus 3.95% for thirty percent of the value of the Ben Common Units held by these 2017-18 Exchange Trusts until such time that these 2017-18 Exchange Trusts liquidate their holdings of Ben Common Units, which became Class A common shares in 2023. The Company does not have an obligation to repurchase or redeem the Ben Class A common shares held by the 2017-18 Exchange Trusts.
During the year ended March 31, 2025, the Company executed a letter agreement with one of the counterparties, which released the Company for a portion of the interest commitment. At the time of the execution of the letter agreement, the interest commitment with the counterparty was approximately $19.2 million. This resulted in the recognition of a gain that is reflected in the (gain) loss on liability resolution line item of the consolidated statement of comprehensive income (loss) for the year ended March 31, 2025.
Interest expense of $0.3 million and $2.5 million was recognized during the years ended March 31, 2026 and 2025, respectively. Accrued interest on this commitment is reflected in other liabilities. No amount of accrued interest has been paid through March 31, 2026.
10.    Debt
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
The Convertible Debentures do not bear interest, subject to a potential increase to 18.0% per annum (or the maximum amount permitted by applicable law) upon the occurrence of certain events of default. The Convertible Debentures matured on February 6, 2025 (the “Maturity Date”). The Convertible Debentures were fully repaid by the Maturity Date. The Convertible Debentures were convertible at the option of the holder into Class A common stock equal to the applicable Conversion Amount (as in the Convertible Debenture) divided by $24.144. The maximum amount of shares issuable upon conversion of the Convertible Debentures is 165,674. No amount of the Convertible Debentures was converted into shares of the Company’s Class A common stock prior to the Convertible Debentures being fully repaid.
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
As of both March 31, 2026 and 2025, all of the Yorkville Warrants were still outstanding with a nominal fair value, which is included in the warrants liability line item on the consolidated statements of financial condition. During the years ended

March 31, 2026 and 2025, a loss of $0.1 million and a gain of $1.7 million, respectively, was recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss) related to the change in fair value. Refer to Note 6 for further information on the Yorkville Warrants.
11.    Debt Due to Related Parties
As of March 31, 2026 and 2025, the Company’s debt due to related parties consisted of the following:

(Dollars in thousands)	March 31, 2026	March 31, 2025
First Lien Credit Agreement	$21,260	$21,260
Second Lien Credit Agreement	72,983	72,983
Term Loan	—	22,000
Other borrowings	2,409	2,292
Unamortized debt discount, net	133	(639)
Total debt due to related parties	$96,785	$117,896
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
On June 5, 2023, BCH entered into those certain Consent and Amendment No. 6 to Second Amended and Restated Credit Agreement, which amended the First Lien Credit Agreement, and Consent and Amendment No. 6 to Second Amended and Restated Second Lien Credit Agreement (collectively, the “Sixth Amendments”), which amended the Second Lien Credit Agreement, each among BCH, HCLP and the other parties thereto. Among other things, the Sixth Amendments (i) allowed for the consummation of the Transactions pursuant to the Business Combination Agreement, and effective as June 7, 2023 (ii) amended the definition of “Change of Control” (as defined therein), and (iii) provided that Beneficient will be the “Parent” thereunder.
On July 12, 2023, BCH entered into (a) that certain Amendment No. 7 to the First Lien Amendment, which amended the First Lien Credit Agreement, and (b) that certain Amendment No. 7 to Second Lien Amendment (together with the First Lien Amendment, the “Seventh Amendments”), which amended the Second Lien Credit Agreement, each among BCH, HCLP and the other parties thereto. Among other things, the Seventh Amendments (i) modified the interest rate to a fixed rate of 9.5%, (ii) extended the maturity dates of the First Lien Amendment and the Second Lien Amendment to September 15, 2024 and September 15, 2027, respectively, and (iii) agreed to installment payments on the First Lien Amendment of $5.0 million on each of March 29th, June 28th, September 29th, and December 29th of each year for so long as the obligations remain outstanding, and so long as such payments do not cause a going concern. No payments will be made on the Second Lien Amendment until the obligations on the First Lien Amendment have been fully satisfied. Effective on July 31, 2024, the maturity date of the First Lien Credit Agreement was extended from September 15, 2024 to February 1, 2025, and certain mandatory prepayment obligations thereunder were waived by HCLP until February 1, 2025. On January 31, 2025, these terms were further extended to February 8, 2025 and then on February 8, 2025 the terms were extended to February 15, 2025. Furthermore, effective as of March 1, 2025, the Company’s obligations under the First Lien Credit Agreement were waived by HCLP through April 1, 2025, and the maturity date of the First Lien Credit Agreement was extended through April 1, 2025. These terms were then extended through April 7, 2025 and again through April 14, 2025.
No payments of principal or interest have been made on the First Lien or Second Lien Credit Agreements since an interest payment made in March 2023. Accrued interest on the First Lien or Second Lien Credit Agreements of $29.5 million as of March 31, 2026 and $18.6 million as of March 31, 2025 is included in other liabilities in the consolidated statement of financial condition.
As part of the Seventh Amendments, Ben agreed to pay fees totaling approximately $0.1 million. During the years ended March 31, 2026 and 2025, no deferred financing costs were paid to HCLP. As of March 31, 2026 and 2025, the unamortized premium related to the Second A&R Agreements was $0.1 million and $0.3 million, respectively.
In connection with the Second A&R Agreements, Beneficient Holdings, Inc. (“BHI”), which owns a majority of the BCH Class S Ordinary Units, BCH Preferred A-1, and FLP Subclass 1 Unit Accounts issued by BCH, will grant certain tax-related concessions to HCLP as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5.0% of BHI’s BCH Preferred A-1, which will be held by HCLP, may convert to BCH Preferred A-0. In addition, recipients of a grant of BCH Preferred A-1 from BHI will have the right to put an amount of BCH Preferred A-1 to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred A-1 from BHI. No such liability existed as of March 31, 2026 and 2025.
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
On April 14, 2025, the HCLP Loan purportedly matured, and on July 30, 2025, we received written notice (the “Notice”) from HCLP that events of default occurred with respect to the Second A&R Agreements. The Notice provided that, among other things, (i) with respect to the First Lien Credit Agreement, a default occurred on April 14, 2025, and has been continuing at all times since that date through July 29, 2025, as a result of BCH’s failure to pay all outstanding obligations (including all principal and accrued interest on the loan made pursuant to the First Lien Credit Agreement) on April 14, 2025, and that such default constitutes an Event of Default (as defined in the First Lien Credit Agreement) (such default, the “First Lien Event of Default”) and (ii) with respect to the Second Lien Credit Agreement, a default also occurred on April 14, 2025, which has been continuing at all times since that date through July 29, 2025, as a result of the First Lien Event of Default, which also constitutes an Event of Default (as defined in the Second Lien Credit Agreement) pursuant to the Second Lien Credit Agreement (the “Second Lien Event of Default,” and together with the First Lien Event of Default, the “Specified Events of Default”).
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
On June 19, 2025, Mr. Heppner resigned from his position as CEO and Chairman of the Board of Directors following a request from the Company’s counsel, acting at the direction of the Audit Committee of the Board of Directors, for Mr. Heppner to sit for a formal interview regarding, among other things, his knowledge of certain documents and information concerning Mr. Heppner’s relationship to HCLP provided to the Company’s auditors in 2019. The interview request was made after the Company identified credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, knowing that these documents would be provided to the Company’s auditors. The Company continues to consider additional information it has learned about other conduct by Mr. Heppner and other persons that purportedly controlled HCLP to determine the extent to which any of that conduct surrounding HCLP was fraudulent. On November 4, 2025, Mr. Heppner was indicted by the United States Southern District of New York charging Mr. Heppner with various counts comprised of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, false statements to auditors, and falsification of records. On May 7, 2026, Mr. Heppner was convicted of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, and false statements to auditors.
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
Term Loan
On October 19, 2023, Beneficient Financing, L.L.C. (the “Borrower”), a wholly owned subsidiary of the Company, and BCH, as guarantor (the “Guarantor” and together with the Borrower, the “Loan Parties”), entered into a Credit and Guaranty Agreement (as amended, the “HH-BDH Credit Agreement”) with HH-BDH L.L.C. (the “HH-BDH”), as administrative agent. HH-BDH’s sole member is Hicks Holdings. The managing member of Hicks Holdings was Mr. Thomas O. Hicks, a member of the Company’s Board of Directors, until his passing in December 2025. Mack Hicks, who was appointed to the Company’s Board of Directors in March 2026, is now the managing member of Hicks Holdings. HH-BDH funded the amounts under the HH-BDH Credit Agreement with the proceeds of a third-party financing (the “Financing”).
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
The Loans will mature on October 19, 2026, and all remaining outstanding principal amounts and accrued and unpaid interest thereon shall be due and payable on such date. As of March 31, 2026 and 2025, the unamortized discount related to the Term Loan was nil and $0.9 million, respectively.
During the year ended March 31, 2026, we agreed to an advance, as part of a negotiation to enter into an amendment to the Term Loan, to add an additional term loan of $850 thousand, which was used to provide working capital. Such negotiations remain in process as of the issuance date of these financial statements.The amendment was not finalized prior to the outstanding principal of the loan being paid off and the execution of the 2026 Letter Agreement on March 10, 2026.
In January 2026, all outstanding principal amounts were repaid under the HH-BDH Credit Agreement. At the time of the repayment of the outstanding principal amounts, the Borrower still owed approximately $1.7 million for interest and fees that had been deferred. As discussed in Note 1 above, on March 10, 2026, the parties entered into the 2026 Letter Agreement to provide for payment terms for the remaining $1.7 million in outstanding interest and fees. For the payment of the outstanding interest and fees, (i) the Company issued HH-BDH 149,904 shares of the Company’s Class A common stock having an aggregate value of $572,588 based on the five-day volumed-weighted average price per share of the Class A common stock on March 10, 2026, and (ii) the Borrower agreed to pay HH-BDH an amount in cash equal to $1,000,000 not later than five business days following September 30, 2026. Additionally, for the payment of outstanding expenses, the Borrower paid HH-BDH an amount in cash equal to $94,365 in April 2026. Additionally, the 2026 Letter Agreement also provided HH-BDH with certain piggyback registration rights for the shares issued to HH-BDH, subject to certain limitations set forth therein.
The Term Loan is secured in part by pledges of: (a) substantially all of the assets of the Borrower, (b) the Guarantor’s equity interests in the Borrower, (c) 97.5% of the equity interests held by The EP-00117 Custody Trust, a Delaware statutory trust known as the “Custody Trust,” in certain entities that hold interests in private investment funds, which, as of March 31, 2026 and 2025, represented approximately 15.4% and 41.9%, respectively, of all assets held by the Customer ExAlt Trusts and (d) certain deposit accounts.
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
The Company has at times in late fiscal year 2025 and in subsequent periods been in default on certain of these requirements, including delayed interest and principal payments and noncompliance with the minimum monthly liquidity requirement, among others. The events of default under the Second A&R Agreements described above triggered a cross default provision in the HH-BDH Credit Agreement. The Company timely notified HH-BDH of the cross default. HH-BDH has not notified the Company that it intends to declare an event of default as its relates to the cross default provision of the HH-BDH Credit Agreement or with respect to other defaults related to required payment obligations, financial covenants, and information reporting requirements. As described above, the outstanding principal amounts were repaid in January 2026 and a 2026 Letter Agreement was entered into on March 10, 2026 for payment terms on the outstanding interest and fees.
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
Aggregate maturities of principal, considering the existing events of default as described above, on the debt due to related parties for the next five fiscal years ending March 31 are as follows:

(Dollars in thousands)	Debt Due to Related Parties
2027	$96,652
2028	—
2029	—
2030	—
2031	—
12.    Share-based Compensation
As of March 31, 2026 and 2025, the Company has outstanding share-based awards under the Beneficient Management Partners, L.P. (“BMP”) Equity Incentive Plan (the “BMP Equity Incentive Plan”), and the Beneficient 2023 Long Term Incentive Plan (the “2023 Incentive Plan”), as more fully described below.
On April 18, 2024, the Company effected the 2024 Reverse Stock Split and, on December 15, 2025, the Company effected the 2025 Reverse Stock Split. All outstanding stock options, restricted stock units and restricted equity units, as well as the Company’s equity incentive plans have been retroactively adjusted to reflect the 2024 Reverse Stock Split and the 2025 Reverse Stock Split.
BMP Equity Incentive Plan
The Board of Directors of Ben Management, Ben’s general partner prior to the Conversion, adopted the BMP Equity Incentive Plan in 2019. Under the BMP Equity Incentive Plan, certain directors and employees of Ben are eligible to receive equity units in BMP, an entity affiliated with the Board of Directors of Ben Management, in return for their services to Ben. The BMP equity units eligible to be awarded to employees is comprised of BMP’s Class A Units and/or BMP’s Class B Units (collectively, the “BMP Equity Units”). As of March 31, 2026, the Board has authorized the issuance of up to 119,000,000 units each of the BMP Equity Units. All awards are classified in equity upon issuance.
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
The fair value of the BMP Equity Units has been determined on the grant-date using a probability-weighted discounted cash flow analysis. This fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The resultant probability-weighted cash flows are then discounted using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believed was appropriate and representative of a market participant assumption, and for lack of marketability given the underlying units of the awards are not publicly traded.
There were no BMP Equity Units granted during the years ended March 31, 2026 and 2025.
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
During the third calendar quarter of 2020, 805 units were granted to a director subject to a performance condition. The originally granted units were increased at a rate of one-to-1.25 units, or by 201 units, upon public listing and effectiveness of the 2023 Incentive Plan. The performance condition was met upon public listing in June 2023 and expense for vested units was recognized in June of 2023 in the amount of $5.2 million. The recognition of the remaining compensation cost was recognized over the remaining vesting period. Total recognized compensation cost related to these awards for the years ended March 31, 2026 and 2025 was approximately nil and $0.3 million, respectively. All compensation cost related to this award was recognized by September 30, 2024.
2023 Incentive Plan
On June 6, 2023, the Company’s Board adopted the 2023 Incentive Plan, which was approved by the Company’s stockholders. Effective March 27, 2026, the 2023 Incentive Plan was amended pursuant to approval by the Company’s stockholders. Under the 2023 Incentive Plan, as amended, Ben is permitted to grant equity awards in the form of restricted stock units (“RSUs”), stock options, and other types of awards. Subject to certain adjustments, the aggregate number of shares of Class A common stock expected to be issuable under the 2023 Incentive Plan in respect of awards will be equal to the lesser of (i) 200,000,000 shares, and (ii) 1,000,000 shares plus 15% of the total number of shares issued and outstanding or then issuable upon the conversion of outstanding securities of the Company or its subsidiaries, subject to quarterly adjustment. Settled awards under the 2023 Incentive Plan dilute common stockholders. All awards are classified in equity upon issuance.
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
During fiscal 2025, the Company granted two directors (i) each 12,500 stock options, each with an exercise price of $9.84 and $6.56 per share of Class A common stock, which vest ratably over two years, and (ii) 17,276 and 25,914 RSUs, which vest ratably over one year. The stock options have a grant date fair value of $7.76 and $6.24, calculated using a Black Scholes option pricing model. As of March 31, 2026, all 25,000 stock options are outstanding, of which 18,750 have vested.
During the year ended March 31, 2025, 102,202 RSUs were awarded to certain employees of the Company, which fully vested on the date of grant. The Company expensed the full grant date fair value of the RSUs of approximately $2.4 million during the year ended March 31, 2025.
No other grants of RSUs or other awards occurred during the year ended March 31, 2026 or 2025 under the 2023 Incentive Plan, other than to certain employees as part of their commission compensation described below.
Commissions
Certain of our employees’ commission compensation is paid in the form of common stock. Such shares granted to employees are subject to service-based vesting conditions over a multi-year period from the recipient’s grant date. For any awards granted through June 8, 2023 were also subject to a performance condition, which was met on June 8, 2023 when Ben became publicly listed. Awards issued as part of the certain of our employees’ commission compensation after June 8, 2023 do not contain a performance condition. Awards as part of employees’ commission compensation for the years ended March 31, 2026 and 2025 have not been significant.

The following table summarizes the unvested award activity, in units, for the BMP and Ben Equity Incentive Plans during the years ended March 31, 2026 and 2025:

	BMP		RSU
(units in thousands)	Units	Weighted Average Grant Date Fair Value per Unit	Units	Weighted Average Grant Date Fair Value per Unit
Balance, March 31, 2024	117	$10.34	3	$3,003.76
Granted during the period	—	—	146	18.64
Vested during the period	(68)	10.11	(125)	54.48
Forfeited during the period	(25)	10.67	—	—
Balance, March 31, 2025	24	$10.67	24	$175.52
Granted during the period	—	—	14	0.96
Vested during the period	(24)	10.67	(26)	71.04
Forfeited during the period	—	—	(11)	78.24
Balance, March 31, 2026	—	$—	1	$1,802.24
The following table presents the components of share-based compensation expense, included in employee compensation and benefits, recognized in the consolidated statements of comprehensive income (loss) for the years ended March 31, 2026 and 2025:

	Year Ended March 31,
(dollars in thousands)	2026	2025
BMP equity units	$151	$383
Restricted stock units	1,391	5,132
Other	87	134
Total share-based compensation	$1,629	$5,649
Unrecognized share-based compensation expense totaled $0.9 million as of March 31, 2026, which we expect to recognize based on scheduled vesting of awards outstanding at March 31, 2026. The following table presents the share-based compensation expense expected to be recognized over the next five fiscal years ending March 31 for awards outstanding as of March 31, 2026:

(dollars in thousands)	BMP	RSU	Total
2027	$—	$608	$608
2028	—	252	252
2029	—	—	—
2030	—	—	—
2031	—	—	—
Total	$—	$860	$860
Weighted-average period to be recognized	—	1.41
13.    Equity
Below is a description of the outstanding classes of the equity of the Company, including quasi-equity amounts that are required to be reported as temporary equity between the liabilities and equity sections on the consolidated statements of financial condition. As of March 31, 2026, the 9th Amended and Restated LPA of BCH (“BCH LPA”), as amended, and the articles of incorporation and bylaws of Beneficient, govern the terms of these equity securities, as applicable. The Company’s governing documents authorize the issuance of additional classes of equity. All equity interests of BCH are limited partnership interests.
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
Standby Equity Purchase Agreement
On June 27, 2023, the Company entered into the 2023 SEPA with Yorkville, whereby the Company had the right, but not the obligation, to sell to Yorkville up to $250.0 million of its shares of the Company’s common stock at the Company’s request any time during the 36 months following the execution of the 2023 SEPA, subject to certain conditions. The Company expects to use the net proceeds received from this agreement for working capital and general corporate purposes. The Company paid a structuring fee in cash and a commitment fee in an amount equal to $1.3 million by issuing 713 shares of Class A common stock in July 2023.
On September 29, 2023, a resale registration statement on Form S-1 was declared effective by the SEC, thereby permitting sales of Class A common stock to Yorkville under the 2023 SEPA. This resale registration statement on Form S-1 was terminated on September 27, 2024. A new resale registration statement on Form S-1, registering approximately 25.0 million shares (as adjusted for the 2025 Reverse Stock Split) for resale under the 2023 SEPA, was declared effective by the SEC on November 12, 2024. Under the 2023 SEPA, during the years ended March 31, 2026 and 2025, the Company sold a total of 216,734 and 490,176 of Class A common shares (as adjusted for stock splits), respectively, for a total of $0.7 million and $7.9 million in net proceeds, respectively.
Preferred Stock:
Under the terms of our articles of incorporation, our Board of Directors is authorized to issue up to 250 million shares of preferred stock in one or more series. As of March 31, 2026, 50 million shares of preferred stock are designated as shares of Series A preferred stock and approximately 5.9 million are designated as Series B preferred stock pursuant to certificates of designation.
Series A Preferred Stock:
As of March 31, 2026 and 2025, there were no shares of Series A preferred stock issued and outstanding, respectively.
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

Series B Preferred Stock:
The Series B preferred stock has various subclasses, however, the general rights, preferences, privileges and restrictions of these equity securities are described below. Each of the Series B preferred stock has a par value of $0.001 per share. Cumulatively through March 31, 2026 nine subclasses of Series B preferred stock have been issued and eight subclasses of Series B preferred stock remain outstanding. The most significant difference in the various subclasses of the Series B preferred stock pertains to the conversion rate and the mandatory conversion periods, both of which are described below. During fiscal year 2025, the Company issued 136,193 shares of Series B-5. During fiscal year 2026, the Company issued 1,482,219 shares of Series B Resettable Convertible Preferred Stock, comprising subclasses No. 6 through No. 9 in the amounts of 965,576; 23,333; 191,037; and 302,273, respectively.
All of the Series B-1 preferred stock converted into Class A common stock in October 2023. In April 2026, the Company issued 875,214 shares of Series B-10 preferred stock in connection with a liquidity transaction. Additionally, in January 2026, 11,667 and 2,334 shares of Series B-7 preferred stock converted into 48,955 and 9,794 shares of Class A common stock, respectively, at a price per share of $2.38. An additional 2,334 shares of Series B-7 preferred stock converted into 9,794 shares of Class A common stock in April 2026.
As of March 31, 2026 and 2025, there were a total of 1,831,343 and 363,125 shares of Series B preferred stock, issued and outstanding, respectively.
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
Optional Conversion. The conversion price is determined generally based on a volume weighted price of the Class A common stock at the time the Series B preferred stock is issued. The conversion price for the various subclasses of Series B preferred stock outstanding at March 31, 2026 ranged from $1.79 to $256.00 (the “Conversion Price”). Each share of Series B preferred stock is convertible at the option of the holder thereof into a number of shares of Class A common stock that is equal to $10.00 divided by Conversion Price then in effect as of the date of such notice (the “Conversion Rate”). For Series B preferred stock subclasses No. 1 through No.4, the Conversion Price is subject to reset on certain dates (generally monthly) following the date of issuance of the Series B preferred stock, subject to adjustment, including the reset Conversion Price cannot adjust lower than 50% of the initial Conversion Price or generally, higher than the initial Conversion Price. For the Series B No. 5, the Conversion Price is subject only to customary adjustment and is otherwise fixed at $5.55. For Series B preferred stock subclasses No. 6 through No. 9, the Conversion Price is subject to reset on certain dates (generally monthly) following the date of issuance of the Series B preferred stock, subject to adjustment, including the reset Conversion Price cannot adjust lower than 75% of the initial Conversion Price or generally, higher than the initial Conversion Price. Based on the shares of Series B preferred stock outstanding as of March 31, 2026, the maximum number of Class A common shares that can be issued upon conversion of the Series B preferred stock is 6,928,228 shares. For the Series B No. 10 issued in April 2026, the initial conversion price is $3.5479 and the reset conversion price is $1.2418 with a maximum number of Class A common shares that can be issued upon conversion of this series of Series B preferred stock of 7,047,947.

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
Redeemable Noncontrolling Interests:
Preferred Series A Subclass 0 Unit Accounts
The BCH Preferred A-0 receives a quarterly guaranteed payment calculated as 6% of the BCH Preferred A-0’s initial capital account balance on an annual basis, or 1.50% per fiscal quarter. The BCH Preferred A-0 does not receive any allocations of profits, except to recoup losses previously allocated. The guaranteed payment to BCH Preferred A-0 is not subject to available cash and has priority over all other distributions made by BCH. BCH and the holders of the BCH Preferred A-0 entered into an agreement to defer the guaranteed payment to November 15, 2024; provided that such a guaranteed payment may be made prior to November 15, 2024 if the Audit Committee of the Board of Directors determines that making such payment, in part or in full, would not cause Ben to incur a going concern issue. An entity controlled by Mr. Heppner holds the majority of the BCH Preferred A-0. No amounts have been paid to the BCH Preferred A-0 holders through March 31, 2026.
The guaranteed payment accrual totaled $74.4 million and $55.5 million as of March 31, 2026 and 2025, respectively, and is included in the other liabilities line item of the consolidated statements of financial condition.
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
The following table presents a rollforward of the noncontrolling interests, on a U.S. GAAP basis, for the years ended March 31, 2026 and 2025:

	Noncontrolling Interests
(Dollars in thousands)	Trusts	FLP	BCH Preferred Series A-0 Non-Redeemable	BCH Preferred Series A-1	Total Noncontrolling Interests
Balance, March 31, 2025	$(201,518)	$—	$160,526	$173,068	$132,076
Net income (loss)	(25,639)	(189)	12,096	(70,394)	(84,126)
Preferred A-0 Unit Accounts guaranteed payment accrual	—	—	(12,096)	—	(12,096)
Reclass of distributions payable to noncontrolling interest holder	(1,956)	—	—	—	(1,956)
Miscellaneous adjustment to previously allocated FLP Subclass 3 income	—	189	—	—	189
Conversion of BCH Pref A-1 to Class A common stock	—	—	—	(9,724)	(9,724)
Issuance of equity in connection with recent financings	370	—	—	—	370
Balance, March 31, 2026	$(228,743)	$—	$160,526	$92,950	$24,733

	Noncontrolling Interests
(Dollars in thousands)	Trusts	FLP	BCH Preferred Series A-0 Non-Redeemable	BCH Preferred Series A-1	Total Noncontrolling Interests
Balance, March 31, 2024	$(165,712)	$—	$—	$207,943	$42,231
Net income (loss)	(34,914)	—	5,430	(34,875)	(64,359)
Reclass of distributions payable to noncontrolling interest holder	—	—	(5,430)	—	(5,430)
Reclass of BCH Preferred A-0 from temporary to permanent equity	—	—	160,526	—	160,526
Noncontrolling interest reclass	(892)	—	—	—	(892)
Balance, March 31, 2025	$(201,518)	$—	$160,526	$173,068	$132,076
Preferred Series A Subclass 1 Unit Accounts
The BCH Preferred A-1 unit accounts are issued by BCH and are non-participating and convertible on a dollar basis.
The weighted average preferred return rate for the years ended March 31, 2026 and 2025, was approximately 6.3% and 1.7%, respectively. No amounts have been paid to the BCH Preferred A-1 holders related to the preferred return from inception through March 31, 2026, and any amounts earned have been accrued and are included in the balance of redeemable noncontrolling interests presented on the consolidated statements of financial condition. As of March 31, 2026, approximately $169.8 million of preferred return related to the BCH Preferred A-1 has not been allocated to its holders due to insufficient income during those periods to fully satisfy the preferred return and will be allocable to the BCH Preferred A-1 holders in future quarterly periods to the extent that sufficient income, if any, is available for such allocation. In accordance with the BCH LPA, the preferred rate was waived and will not accrue from June 7, 2023 until December 31, 2024, except to the extent of allocations of income to the holders of the BCH Preferred A-1, in which event distributions may be requested by the holders of the BCH Preferred A-1, and if not requested, such amounts shall be accrued. In connection with the consummation of the Business Combination, the holders of the BCH Preferred A-1 agreed to reduce the BCH Preferred A-1 return rate and also agreed to waive and defer the accrual of the preferred return as described above. In addition, until January 1, 2025, the hypothetical BCH Preferred A-1 capital account will only be increased to the extent there are allocations of income during such period. The agreement to waive and not accrue the Quarterly Preferred Series A-1 Return from the effective date of the BCH LPA until December 31, 2024 does not affect or waive any Quarterly Preferred Series A-1 Returns or hypothetical BCH Preferred A-1 capital account already accrued as of the effective date. Additionally, certain BCH Preferred A-1 holders agreed to be specially allocated any income or losses associated with the BMP Equity Incentive Plan, and certain other costs.
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
The BCH LPA also includes certain limitations of BCH, without the consent of a majority-in-interest of the Preferred Series A Unit Account holders, to (i) issue any new equity securities, and (ii) except as otherwise provided, incur indebtedness that is senior to or pari passu with any right of distribution, redemption, repayment, repurchase or other payments relating to the Preferred Series A Unit Accounts. Further, BCH cannot, prior to the conversion of all the Preferred Series A Unit Accounts, incur any additional long-term debt unless (i) after giving effect to the incurrence of the new long-term debt on a pro forma basis, the sum of certain preferred stock, existing debt and any new long-term indebtedness would not exceed 55% of the BCH’s NAV plus cash on hand, and (ii) at the time of incurrence of any new long-term indebtedness, the aggregate balance of the BCH’s (including controlled subsidiaries) debt plus such new long-term debt does not exceed 40% of the sum of the NAV of the interests in alternative assets supporting the Collateral underlying the loan portfolio of BCH and its subsidiaries plus cash on hand at BCG, BCH and its subsidiaries. Upon the effectiveness of the Eighth BCH LPA in June 2023, the redemption feature of the BCH Preferred A-1 was removed, which resulted in the BCH Preferred A-1 no longer being required to be presented in temporary equity.
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
In connection with the Limited Conversion, the participants in the Limited Conversion entered into a voting and lock-up agreement which provides that, among other things, (i) the participants will vote their respective Conversion Shares in favor of the recommendation of the Company’s Board (except for the election of members of the Board) and (ii) the Conversion Shares will be subject to lockup until October 1, 2028 (the “Lock-Up Period”). The participants also agreed to forego any potential appreciation in the value of the Conversion Shares between the date of the Limited Conversion and the expiration of the Lock-Up Period by agreeing to forfeit the number of Conversion Shares equal in value to any such appreciation at the expiration of the Lock-Up Period. As a result of the Limited Conversion, the participants will forgo certain allocations, distributions, preferred returns, conversion and other rights and preferences associated with the Preferred A-1 Unit Accounts. Thomas O. Hicks, our former Chairman of our Board of Directors, and James G. Silk, our Chief Executive Officer, comprised the holders of the BCH Preferred A-1 that elected to participate in the Limited Conversion.
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
Class S Ordinary Units
As of both March 31, 2026 and 2025, BCH, a subsidiary of Ben, had issued approximately eight thousand BCH Class S Ordinary Units, which were all outstanding on each of the respective dates. The BCH Class S Ordinary Units participate on a pro-rata basis in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units have limited voting rights and do not entitle participation in the management of the Company’s business and affairs. At the election of the holder, the BCH Class S Ordinary Units are exchangeable quarterly for Class A common stock on a one-for-one basis. Each conversion also results in the issuance to Ben LLC of a BCH Class A Unit for each share of Class A common stock issued.
The BCH Class S Ordinary Units are recorded in the consolidated statements of financial condition in the noncontrolling interests line item.
Class S Preferred Units
The BCH Class S Preferred Units also participate on a pro-rata basis in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units are generally non-voting and do not entitle participation in the management of the Company’s business and affairs. The BCH Class S Preferred Units are entitled to a quarterly preferred return. In accordance with the Eighth BCH LPA, the preferred rate was waived and will not accrue from June 7, 2023 until December 31, 2024, except to the extent of allocations of income to the holders of the BCH Class S Preferred Units. In connection with the consummation of the Business Combination, the holders of the BCH Preferred A-1 agreed to significantly reduce the BCH Class S Preferred Units preferred return rate and also agreed to waive and defer the accrual of the preferred return as described above. In addition, until January 1, 2025, the hypothetical BCH Class S Preferred Units capital account will only be increased to the extent there are allocations of income during such period. The agreement to waive and not accrue the Quarterly Class S Preferred Return from June 7, 2023 until December 31, 2024 does not affect or waive any Quarterly Class S Preferred Return or hypothetical BCH Class S Preferred capital account already accrued as of the effective date.
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
As of March 31, 2026 and 2025, a nominal number of BCH Class S Preferred Units have been issued, respectively. Preferred return earned by the BCH Class S Preferred Units from inception in 2019 through March 31, 2026 is $0.3 million. No amounts have been paid to the BCH Class S Preferred Unit holders related to the preferred return from inception through March 31, 2026 and any amounts earned have been accrued and are included in the balance of BCH Class S Preferred Units presented on the consolidated statements of financial condition.
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

During the years ended March 31, 2026 and 2025, there was no income allocated to the FLP Unit Accounts (Subclass 1 and 2). Annually, a true up of the quarterly allocations is required to match amounts allocated with annual earnings.
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
As a result of the consummation of the Business Combination, an adjustment to the carrying value of BCH’s assets of $321.9 million occurred. Pursuant to the BCH LPA, approximately 50,300 BCH Class S Ordinary Units would be issuable as a result of the carrying value adjustment. Additionally, subsequent to the Business Combination through March 31, 2026, additional carrying value adjustments occurred, and approximately 2,470,100 (inclusive of the 50,300 units described above) BCH Class S Ordinary Units would be issuable through March 31, 2026 as a result of such carrying value adjustments, subject to the Compensation Policy. Under the Compensation Policy, unless amended or waived, the number of BCH Class S Ordinary Units that may be issued as a result of carrying value adjustments will be limited and require approval of the Board of Directors; provided that any such BCH Class S Ordinary Units that are issuable under the carrying value provision may be issued in subsequent years in accordance with the Compensation Policy. As of March 31, 2026, there has been no allocation of the carrying value adjustment among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts and no issuance of any BCH Class S Ordinary Units as a result of such adjustment.
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
During the years ended March 31, 2026 and 2025, there was no income allocated to the FLP-3 Unit Accounts. The Company has not made any distributions related to income allocated to the FLP-3 Unit Accounts through March 31, 2026 and has accrued a liability of $0.7 million.
Beneficiaries of the Customer ExAlt Trusts
The ultimate beneficiaries of the Customer ExAlt Trusts are the Charitable Beneficiaries, unrelated third-party charities, that are entitled to (i) either, depending on the applicable trust agreements, 2.5% of all distributions received by such Customer ExAlt Trusts or 5.0% of any amounts paid to Ben as payment on amounts due under each ExAlt Loan, (ii) for certain Customer ExAlt Trusts, approximately 10% of the amount of excess cash Collateral, if any, following the full repayment of an ExAlt Loan, and (iii) all amounts accrued and held at the Customer ExAlt Trusts once all amounts due to Ben under the ExAlt Loans and any fees related to Ben’s services to the Customer ExAlt Trusts are paid. The Charitable Beneficiaries’ account balances with respect to its interest in such Customer ExAlt Trusts cannot be reduced to below zero. Any losses allocable to the Charitable Beneficiaries in excess of their account balances are reclassified at each period end to the trusts’ deficit account. Additional Customer ExAlt Trusts are created arising from new liquidity transactions with Customers. These new Customer ExAlt Trusts, which are consolidated by Ben, result in the recognition of additional noncontrolling interest representing the interests in these new Customer ExAlt Trusts held by the Charitable Beneficiaries. For the years ended March 31, 2026 and 2025, $0.4 million and nominal, respectively, of additional noncontrolling interests were recognized.
The interests of the Charitable Beneficiaries in the Customer ExAlt Trusts are recorded on the consolidated statements of financial condition in the noncontrolling interests line item.
Class A of CT Risk Management, L.L.C.
On April 1, 2022, a minority interest in the Class A membership of CT, a consolidated VIE of Ben (as further discussed in Note 17), was sold for $2.4 million in cash to the third-party involved in a loan participation transaction in prior fiscal years. As a Class A member of CT, the holder is entitled to distributions first on a pro rata basis with other Class A members until the initial capital contributions are received and 2.0% of any amounts in excess of their capital contributions, to the extent such amounts are available. This interest is recorded on the consolidated statements of financial condition in the noncontrolling interests line item, however, for both March 31, 2026 and 2025, the balance is nil.
14.    Net Income (Loss) per Share
Basic net income (loss) attributable to Beneficient per common share for the years ended March 31, 2026 and 2025, is as follows:

(Dollars in thousands, except per share amounts)	Year Ended March 31,
	2026	2025
Net income (loss)	$(164,730)	$(803)
Plus: Net loss attributable to noncontrolling interests	96,222	69,789
Less: Noncontrolling interest guaranteed payment	(18,918)	(17,824)
Net income (loss) attributable to Beneficient common shareholders	(87,426)	51,162
Less: Net (income) loss to all participating securities	69,140	—
Net income (loss) attributable to Beneficient common shareholders	$(18,286)	$51,162
Net income (loss) attributable to Class A common shareholders	$(17,661)	$47,886
Net income (loss) attributable to Class B common shareholders	$(419)	$3,276

Basic weighted average of common shares outstanding
Class A	1,259,654	703,390
Class B	29,908	29,908

Basic net income (loss) attributable to Beneficient per common share
Class A	$(14.02)	$68.08
Class B	$(14.02)	$109.54

Diluted net income (loss) attributable to Beneficient per common share for the year ended March 31, 2026, is as follows:

(Dollars in thousands, except per share amounts)	Year Ended March 31,
2025
Diluted income (loss) per share
Net income (loss) attributable to Beneficient common shareholders - Basic	$51,162
Adjustments for diluted EPS numerator:
Less: Net income (loss) attributable to noncontrolling interests - Ben	(34,875)
Less: Net (income) loss to participating securities	—
Plus: Noncontrolling interest guaranteed payment	17,824
Net income (loss) attributable to Beneficient common shareholders - Diluted	$34,111

Basic weighted average of common shares outstanding (Class A and Class B)	733,298
Dilutive effect of:
Series B Preferred Stock	81,116
Class S Ordinary	8,373
Class S Preferred	76
Preferred Series A Subclass 0	15,460,389
Preferred Series A Subclass 1	49,753,565
Restricted Stock Units	71,334
Diluted weighted average of common shares outstanding (Class A and Class B)	66,108,151

Diluted net income (loss) attributable to Beneficient per common share (Class A and Class B)	$0.52
For the year ended March 31, 2026, as the Company was in a net loss position, the diluted EPS calculation for the Beneficient common shareholders is the same as basic EPS per common share disclosed above for that period. Diluted EPS for the Class A shareholders is $(14.02) and diluted EPS for the Class B shareholders is $(14.02) for the year ended March 31, 2026.
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

In computing diluted net income (loss) per share, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted net loss per share calculation for the year ended March 31, 2026 and 2025, were as follows:

	Shares
	Year Ended March 31,
	2026	2025
Series B Preferred Stock	4,817,944	—
Contingently Returnable Common Stock	4,931,446	—
Class S Ordinary	8,376	—
Class S Preferred	78	—
Preferred Series A Subclass 0	66,644,038	—
Preferred Series A Subclass 1	208,120,305	—
Restricted Stock Units	172,689	33,204
Stock Options	25,000	10,719
Convertible Debt	—	49,248
Warrants	204,267	123,699
Total anti-dilutive shares	284,924,143	216,870
Warrants
The disclosed amount of anti-dilutive securities for the warrants does not consider the assumed proceeds under the treasury stock method as the exercise price was greater than the average market price of the Class A common stock, which results in negative incremental shares, that would be anti-dilutive.
15.    Income Taxes
The components of income tax expense (benefit) for the years ended March 31, 2026 and 2025, were as follows:

	Year Ended March 31,
(Dollars in thousands)	2026	2025
Current provision expense (benefit)
Federal	$7	$—
State and local	207	80

Deferred provision expense (benefit)
Federal	$35,860	$6,370
State and local	105	743
Valuation allowance	(35,965)	(7,113)
Income tax expense (benefit)	$214	$80

Income tax expense differs from the amounts computed by applying the Federal statutory rate to pre-tax income (loss). A reconciliation between the Federal statutory income tax rate of 21% to the effective income tax rate of negative 0.13% and negative 11.07% for the years ended March 31, 2026 and 2025, respectively, are shown below:

	Year Ended March 31, 2026
(Dollars in thousands)	Amount	% of Earnings (Loss) before Tax
Earnings before income taxes (EBT)	$(164,516)

US federal tax	(34,548)	21.00%
State and local income taxes, net of federal income tax effect
Texas	164	(0.10)%
Changes in valuation allowance	35,964	(21.86)%
Nontaxable or nondeductible items
Goodwill and intangible assets impairment	651	(0.40)%
Warrant/conversion derivative	(1,977)	1.20%
Other	48	(0.02)%
Other adjustments	(88)	0.05%
Effective tax rate	$214	(0.13)%

(Dollars in thousands)	Year Ended March 31, 2025
Expected statutory income tax expense (benefit)	$(152)
Amounts not deductible for income tax - goodwill impairment	775
Amounts not deductible for income tax - other	1,448
Amounts attributable to non-taxable flow-through entities	5,122
Return to provision adjustment	3,201
Change in valuation allowance	(10,314)
Income tax expense	$80
The components of gross deferred tax assets and gross deferred tax liabilities as of March 31, 2026 and 2025, are as follows (included in other assets):

(Dollars in thousands)	March 31, 2026	March 31, 2025
Deferred income tax assets:
Passthrough differences - temporary	$46,840	$30,112
Loss on arbitration	14,289	—
Share-based compensation	4,400	4,089
Net operating loss	28,578	24,296
Other	517	163
Non-current deferred income tax assets	94,624	58,660

Deferred income tax liabilities:
Other	—	—
Non-current deferred income tax liabilities	—	—
Less: valuation allowance	94,624	58,660
Total deferred income tax liability	$—	$—

As of March 31, 2026 and 2025, our gross federal and state net operating loss carryforwards for income tax purposes were approximately $134.2 million and $114.2 million, respectively. Under the Tax Act, federal net operating loss carryforwards can be carried forward indefinitely but the deduction for federal net operating loss is limited to 80% of taxable income for any given year. The Company’s state net operating losses can generally be carried forward indefinitely but the deduction for state net operating loss is generally limited to 80% of taxable state income for any given year. The change in the valuation allowance from March 31, 2025 is an increase of $36.0 million.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred over the past three years and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of March 31, 2026 and 2025.
As of March 31, 2026, certain consolidated subsidiaries have not filed certain income tax returns, including partnership returns for certain consolidated entities, for fiscal years 2024 and 2025. Management is working to complete and file the delinquent returns. The ultimate amount of taxes, interest, and penalties, if any, could differ from amounts recorded. The Company cannot presently estimate the range of reasonably possible additional loss, if any, associated with these matters.
The Company does not have any significant uncertain tax positions as of March 31, 2026 and 2025, and the 2022, 2023, 2024, and 2025 tax years remain subject to examination by major tax jurisdictions as of the date of this report.
16.    Related Parties
The Company considers its employees, directors, as well as beneficial owners of more than 5% of any class of the Company’s voting securities to be related parties. A “Related Entity” or “Related Entities” include certain trusts that are directly or indirectly controlled by, or operate for the benefit of, Mr. Heppner or his family, and those entities directly or indirectly held by, or that are under common control with, such trusts, and in which he and his family members are among classes of economic beneficiaries, whether or not Mr. Heppner is entitled to economic distributions from such trusts. Mr. Heppner is a beneficiary of the trust that is the sole shareholder of BHI. Mr. Heppner resigned as Chief Executive Officer and Chairman of the Board of Directors on June 19, 2025; however, Mr. Heppner continues to control, either directly or indirectly, a significant amount of other equity interests in the Company and its subsidiaries.
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
Services Agreement with Bradley Capital Company, L.L.C.
BCG and BCH entered into an agreement with Bradley Capital Company, L.L.C. (“Bradley Capital”) and BMC effective June 1, 2017 (the “Bradley Capital Agreement”), which was then amended and restated effective January 1, 2022 (the “A&R Bradley Capital Agreement”). Bradley Capital is a Related Entity. Under the Bradley Capital Agreement and the A&R Bradley Capital Agreement, Bradley Capital is entitled to a current base fee of $0.4 million per quarter for executive level services provided by an executive of Bradley Capital, who, prior to BCG’s conversion to a Nevada corporation on June 7, 2023, was our Chief Executive Officer and Chairman of Ben Management’s Board of Directors and was our Chief Executive Officer and Chairman of our Board of Directors, until his resignation on June 19, 2025, together with a current supplemental fee of $0.2 million per quarter for administrative and financial analysis, with both the base fee and supplemental fee, subject to an annual inflation adjustment. The base fee may be increased by the provider up to two times the initial base fee per quarter to cover increases in the cost of providing the services, or in the event of an expansion of the scope of the services, with the approval of the Executive Committee of the Board of Ben Management prior to June 7, 2023 and the Executive Committee of our Board subsequent to June 7, 2023, of which our former CEO and Chairman was a member and Chairman. Our former CEO and Chairman received an annual salary from the Company of $0.2 million and both he and other employees of Bradley Capital could participate in equity incentive plans sponsored by the Company. The Bradley Capital Agreement and the A&R Bradley Capital Agreement also includes a payment from Ben of $0.2 million per year, paid in equal quarterly installments, to cover on-going employee costs for retired and/or departed employees of predecessor entities prior to September 1, 2017, which on-going costs were assumed by Bradley Capital, as well as a further payment to Bradley Capital in respect of the cost of health and retirement benefits for current employees of Bradley Capital all of which are reimbursed by Ben.
The Bradley Capital Agreement and the A&R Bradley Capital Agreement requires Ben to reimburse Bradley Capital or its affiliates for taxes, fees, and expenses, including legal fees and related costs, relating to the contributions by affiliates of Bradley Capital of equity or debt interests in Ben to public charitable trusts in connection with the 2017-18 Exchange Trusts, as well as the contribution of beneficial interests in customer trusts administered by Ben. The A&R Bradley Capital Agreement further requires that Ben indemnify and hold Bradley Capital harmless against any and all losses, damages, costs, fees and any other expenses incurred by Bradley Capital such as air travel expenses owed in connection with the operation of the aircraft identified in the Aircraft Sublease (as defined below) for periods prior to January 1, 2022. Additionally, the Company provides office space and access to needed technology systems and telephone services. Payments by Ben to Bradley Capital and its affiliates are guaranteed and subject to enforcement by the state courts in Delaware in the event of default. The A&R Bradley Capital Agreement extended through December 31, 2022, with an automatic annual one-year renewal provision thereafter. Prior to June 7, 2023, the A&R Bradley Capital Agreement could have been terminated by the mutual agreement of the parties, by the unanimous approval of the Executive Committee of the Board of Ben Management of which an executive of a Related Entity is a member, or without such approval if the Related Entity no longer holds the lesser of $10.0 million of Ben’s securities or 1% of the aggregate fair market value of Ben on both December 31, 2022, or any applicable extension date, and the date of termination.
On June 7, 2023 BCG’s existing Bradley Capital Agreement, was replaced by a Second Amended and Restated Services Agreement (the “Second A&R Bradley Capital Agreement”) with the Company as a party. The Second A&R Bradley Capital Agreement is substantially similar to the then existing Bradley Capital Agreement, subject to certain changes as follows. The Executive Committee (as defined in the Second A&R Bradley Capital Agreement) reference was revised to refer to the Executive Committee of the Board of Directors, and the Second A&R Bradley Capital Agreement expressly states that it shall in no way limit the authority of Board to appoint and remove officers of the Company, including its chief executive officer. The term of the Second A&R Bradley Capital Agreement currently extends through December 31, 2026, and is subject to an annual one-year renewal provision thereafter. The termination provision was revised so that the agreement may be terminated upon the approval of all members of the Executive Committee, excluding Brad K. Heppner if he is then serving on the Executive Committee. The base fee was increased to $0.5 million per quarter and the supplemental fee was increased to $0.2 million per quarter, with each fee remaining subject to an annual inflation adjustment. In addition, revisions were made to the limitation of liability and indemnification provisions to reflect the applicability of the corporation laws of Nevada to Beneficient. No services are currently being provided under this agreement.
During the years ended March 31, 2026 and 2025, the Company recognized expenses totaling $2.9 million and $2.8 million, respectively, related to this services agreement. As of March 31, 2026 and 2025, $6.8 million and $3.9 million, respectively, was owed to Bradley Capital related to the employment-related aspects of this services agreement. In addition, prior to the Aircraft Sublease with Bradley Capital discussed below, we also reimbursed Bradley Capital for certain costs, including private travel, for our former chief executive officer, including family members. During the year ended March 31, 2026, the Company paid no amounts related to this services agreement. During the year ended March 31, 2025, the Company paid $2.5 million related to accrued amounts owed under this services agreement.
In addition to the above, the Company incurred legal fees on behalf of Mr. Heppner under certain indemnification provisions. During the years ended March 31, 2026 and 2025, these legal fees totaled approximately $8.8 million and $7.0 million, respectively. Substantially all of these legal fees have or are expected to be eligible for reimbursement by the directors and officers insurance carriers.
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
No amounts have been paid to Bradley Capital related to the Aircraft Sublease through March 31, 2026. As of each March 31, 2026 and 2025, $10.8 million of accrued costs related to the sublease is reflected in the accounts payable and accrued expenses line item on the consolidated statements of financial condition.
As discussed below, BHI, a Related Entity, entered into a Contribution Agreement with BCH and BCG pursuant to which BHI has agreed to reimburse BCG for a significant portion of the costs incurred by Beneficient USA under the Aircraft Sublease.
Relationship with Beneficient Holdings, Inc.
Beneficient USA, a subsidiary of BCH, entered into with BHI, a Related Entity, a Services Agreement effective July 1, 2017 (the “BHI Services Agreement”). BHI pays an annual fee of $30,000 to Ben for the provision of trust administration services for Related Entities and all trusts affiliated with its family trustee as that term is defined in the governing documents for a Related Entity. Beneficient USA also is required to provide any other services requested by BHI, subject to any restrictions in the operating agreement of BHI, at cost. The term of the BHI Services Agreement extends for the longer of (i) five years past the expiration or termination of the Bradley Capital Agreement, or (ii) seven years after the family trustee of the Related Entity is no longer a primary beneficiary of any trust affiliated with the family trustee. The Company recognized nominal income during the years ended March 31, 2026 and 2025, respectively, in accordance with the BHI Services Agreement. The BHI Services Agreement was terminated by the Company on January 17, 2026 for non-payment of services following a 60-day cure period as required by the BHI Services Agreement.
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
HCLP Nominees, L.L.C.
HCLP is an indirect subsidiary of Highland Consolidated, L.P. (“Highland”). Ben’s former Chairman and CEO (who resigned on June 19, 2025) is a beneficiary and trust investment advisor of the trusts that control, and are the partners of, Highland. Loans to and investments with or in the Related Entities have been and may be made by Highland, or its affiliates, as applicable, using proceeds from loan repayments made by Ben to HCLP in its capacity as lender to Ben. Ben is not a party to these loans or transactions between Highland and the Related Entities, nor has it secured or guaranteed the loans.
Certain of the prior loans include terms that grant Highland the right to transfer the real property that was transferred pursuant to the in-kind property payment(s) back to certain of the Related Entities, in exchange for a BCH Preferred A-1 capital account balance in BCH in an amount equal to the loan balances satisfied by the in-kind property payment(s), with such exchange to be satisfied from existing BCH Preferred A-1 that are held by such Related Entities.
The Company incurred legal fees estimated to be approximately $1.6 million and $1.9 million on behalf of HCLP pursuant to the indemnification obligations under the HCLP credit agreements during the years ended March 31, 2026 and 2025, respectively.
On July 30, 2025, HCLP delivered written notice that events of default occurred with respect to the Second A&R Agreements and provide that all amounts owed under those agreements are immediately due and payable. Due to Mr. Heppner’s conviction and the facts established in the related proceedings, the Company is evaluating the validity of its obligations under the Second A&R Agreements and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including counter claims and litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP.
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
RROC’s purpose is to provide funding and operational support for the research activities conducted by the qualified charities. The funding received by RROC, from proceeds of trusts settled and funded by Customers of Ben, may be used, in RROC’s discretion, to (i) provide appropriate facilities and properties for the charitable organizations to utilize as part of their charitable initiatives (those properties and facilities being owned by a Related Entity), and (ii) provide fee revenue to RROC. RROC is granted such rights and authority pursuant to trust instruments entered into between a Customer and subsidiaries of Ben as well as an agreement with NPT. Ben’s subsidiaries provide financing to the Customer ExAlt Trusts and Ben is paid as an agent of the trustees for administrative services it provides to the trusts. Ben has certain outstanding payables, including accrued interest, to RROC and the Charitable Accounts (for the benefit of the Texas universities as discussed above) of $2.4 million and $2.3 million as of March 31, 2026 and 2025, respectively. There were no payments made during the years ended March 31, 2026 and 2025. Due to changes in the Customer ExAlt Trust agreements, no incremental amounts are expected to be allocated to RROC or the Charitable Accounts other than those amounts already provided by certain prior trust agreements.
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
BFF is the sole member of BHF and, prior to an amendment to the bylaws in July 2025 described below, had the right to appoint up to eleven members of BHF’s Board of Directors. The remaining two board members were appointed by BMC. On July 21, 2025, the bylaws of BHF were amended to remove the directors appointed by BMC, eliminate the board appointment rights of BMC, and change the composition of the BHF board of directors to eleven members from the community and two members, who are Ben employees. Pursuant to the requirements of the Internal Revenue Code, BFF’s governing documents prohibit any of BHF’s assets or earnings from inuring to the benefit of BFF, BMC, or any director, officer or other private individual.
In April 2026, Beneficient Heartland Foundation, Inc. was renamed to Kansas Horizon Foundation, Inc.
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
Ben has an outstanding payable to EGT of $0.2 million and $0.4 million as of March 31, 2026 and 2025, respectively. Ben paid $2.2 million and $0.4 million during the years ended March 31, 2026 and 2025, respectively, related to allocable proceeds to Charitable Beneficiaries. Additionally, during the year ended March 31, 2023, Ben sold its Kansas properties to the EGT in exchange for a $1.4 million promissory note, which is in the other assets line item on the consolidated statements of financial condition as of March 31, 2026 and 2025. The EGT made a prepayment on the promissory note of $0.2 million during the year ended March 31, 2025, principally in return for the promissory note being extended by two years, until September 30, 2028.
Hicks Holdings, L.L.C.
Hicks Holdings, L.L.C., an entity associated with one of Ben’s former and current directors, is one of the owners and serves as the manager of a limited liability company (“SPV”). A Related Entity also has ownership in the SPV. The SPV holds BCH Preferred A-0 and BCH Preferred A-1 among its investment holdings. Hicks Holdings, L.L.C. is also the sole member of HH-BDH, the lender on outstanding term loans with a subsidiary of Ben.
Hicks Holdings Operating, LLC (“Hicks Holdings”), an entity associated with one of Ben’s former and current directors, has historically held BCH Preferred A-0, BCH Preferred A-1, BCH Class S Ordinary Units, BCH Class S Preferred Units and Class B common stock of Beneficient. Hicks Holdings was granted its BCH Preferred A-1 and BCH Class S Ordinary Units as compensation for services provided in 2018. Hicks Holdings was granted its BCH Preferred A-0 when a portion of the existing BCH Preferred A-1 converted to BCH Preferred A-0 in 2021. Hicks Holdings converted a portion of its existing BCH Preferred A-1 to BCG Class B Common Units in June 2023 in connection with the recapitalization of BCG described in Note 4. In connection with the letter agreement described below, in October 2023, Hicks Holdings assigned the BCH Preferred A-0, BCH Preferred A-1, BCH Class S Ordinary Units, and BCH Class S Preferred Units to HH-BDH. As discussed in Note 13, on October 15, 2025, all of the BCH Preferred A-1 held by HH-BDH was converted to 11,560,705 shares of Class A common stock. HH-BDH also received 149,904 shares of Class A common stock in March 2026 in partial settlement of accrued interest and fees owed under the HH-BDH Credit Agreement. The total preferred equity of BCH, BCH Class S Preferred Units and BCH Class S Ordinary Units balance as of March 31, 2026 and 2025, was $15.2 million and $25.4 million, respectively (amounts disclosed here are based on their GAAP capital accounts). Additionally, Hicks Holdings held 2,066 shares of Class B common stock as of March 31, 2026 and 2025. Further, during the year ended March 31, 2025, Thomas O. Hicks and an entity controlled by Mr. Hicks purchased a total of 12,500 shares of Class A common stock for a purchase price of approximately $0.2 million.
The Company has outstanding payable amounts primarily related outstanding interest and fees under the HH-BDH Credit Agreement totaling approximately $1.0 million and $0.8 million as of March 31, 2026 and 2025, respectively, which is reflected in the other liabilities line item in the consolidated statement of financial condition. The remaining outstanding interest and fees under the HH-BDH Credit Agreement are to be paid within four business days following September 30, 2026.
Letter Agreement with Hicks Holdings
In connection with the HH-BDH Credit Agreement and the Financing, on October 19, 2023, the Guarantor, Ben LLC, and Hicks Holdings entered into a letter agreement (the “2023 Letter Agreement”). In connection with the Financing, Hicks Holdings agreed to assign to HH-BDH (which is wholly-owned by Hicks Holdings) all of its rights, title and interest in and to the following partnership interests of the Guarantor: BCH Preferred A-0 with a capital account balance of $15.3 million as of June 30, 2023, BCH Preferred A-1 with a capital account balance of $48.1 million as of June 30, 2023, 1 BCH Class S Preferred Units and 455 BCH Class S Ordinary Units held by HH-BDH (the “Pledged Guarantor Interests”). Hicks Holdings’ membership interest in HH-BDH (collectively with the Pledged Guarantor Interests, the “Pledged Equity Interests”) and the Pledged Guarantor Interests serve as collateral for the Financing (together, the “Lender Pledge”).
Pursuant to the terms of the 2023 Letter Agreement, the parties thereto agreed that if the Borrower and/or Guarantor default under the HH-BDH Credit Agreement and such default results in a foreclosure on, or other forfeiture of, the Pledged Equity Interests, the Guarantor will promptly issue to Hicks Holdings, BCH Preferred A-0 with a capital account balance of $15.3 million, BCH Preferred A-1 with a capital account balance of $48.1 million (subsequently converted to Class A common stock as described in Note 13), 1 BCH Class S Preferred Units and 455 BCH Class S Ordinary Units (subject to a tax gross-up as provided in the 2023 Letter Agreement), or, in the discretion of Hicks Holdings, equivalent securities of equal fair market value to the value of the security interests at the time of the applicable foreclosure or other loss (such newly issued equity interests referred to as the “Replacement Equity Interests”); provided, however that, if less than all Pledged Equity Interests have been foreclosed on or forfeited, the foregoing capital account balances and numbers of units comprising the Replacement Equity Interests shall be reduced on a class-by-class and subclass-by-subclass basis, as applicable, to the extent necessary to ensure that Hicks Holdings and its affiliates do not receive additional value relative to the value held by Hicks Holdings and its affiliates immediately prior to the foreclosure or forfeiture. Furthermore, Ben LLC shall cause a Ben LLC Unit (as defined in the BCH LPA) to be issued for each BCH Class A Unit issued to the Hicks Holdings pursuant to the 2023 Letter Agreement. Additionally, the Guarantor agreed to indemnify Hicks Holdings and its affiliates and hold each of them harmless against any and all losses which may arise directly or indirectly in connection with, among other things, the HH-BDH Credit Agreement, the Term Loan, the Financing and the Lender Pledge. In connection with the repayment in January 2026 described in Note 11 of all outstanding principal amounts and related interest owed on the third-party financing that HH-BDH used to fund the amounts borrowed by the Company under the HH-BDH Credit Agreement, the Pledged Guarantor Interests are no longer required to serve as collateral for the remaining interest and fees owed to HH-BDH.
Consulting agreements with certain Board members
During fiscal 2024, the Company entered into consulting agreements with certain non-management Board members. Pursuant to the consulting agreements, Thomas O. Hicks (a board member through December 2025), Richard W. Fisher (a board member through March 2024) and Bruce W. Schnitzer agreed to mentor, advise and support Beneficient and its related entities regarding its business of providing services, insurance, liquidity and financing for alternative asset holders and each receive an annual cash fee of $150,000 per year. Such consulting fee is in addition to the annual cash retainer these Board members receive under the director compensation program. The consulting agreements have an initial term of one (1) year and automatically renew for successive one (1) year terms unless sooner terminated in accordance with their terms. In the event the initial or any renewal term is terminated before it expires due to a removal or because Messrs. T. Hicks, Fisher and Schnitzer is not re-elected or re- appointed, in each case without cause (as defined in the consulting agreement), the annual consulting fee will continue to be paid through the end of the initial or renewal term, as applicable. For each consulting agreement, the associated expense is recognized ratably each month over the annual term.
Mr. Fisher retired from our Board effective March 15, 2024 and thus his above referenced consulting agreement terminated during fiscal 2024. Mr. Tom Hicks passed away on December 6, 2025 and thus his above referenced consulting agreement terminated during fiscal 2026.
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
As of March 31, 2026 and 2025, the consolidated statements of financial condition include assets of this consolidated VIE with a carrying value of nil. No options were held as of March 31, 2026 and 2025 and there was no activity of CT during the years ended March 31, 2026 and 2025.
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

The consolidated statements of financial condition includes the following amounts from these consolidated VIEs as of the dates presented:

(Dollars in thousands)	March 31, 2026	March 31, 2025
Assets:
Cash and cash equivalents	$2,186	$717
Investments, at fair value	195,536	291,371
Other assets	264	378
Total Assets of VIEs	$197,986	$292,466

Liabilities:
Accounts payable and accrued expense	$3,026	$3,107
Other liabilities	136	95
Total Liabilities of VIEs	$3,162	$3,202

Equity:
Treasury stock	$(3,444)	$(3,444)
Noncontrolling interests	(228,743)	(201,518)
Accumulated other comprehensive income (loss)	54	(2)
Total Equity of VIEs	$(232,133)	$(204,964)
The consolidated statements of comprehensive income (loss) for the periods presented include the following amounts from these consolidated VIEs:

	Year Ended March 31,
(Dollars in thousands)	2026	2025
Revenues
Investment income (loss), net	$(49,532)	$(6,500)
Gain (loss) on financial instruments, net	358	(1,776)
Other income	—	2
Total revenues	(49,174)	(8,274)

Operating expenses
Provision for credit losses	—	998
Professional services	1,880	2,137
Other expenses	987	794
Total operating expenses	2,867	3,929
Net income (loss)	$(52,041)	$(12,203)
Net income (loss) attributable to noncontrolling interests	$(25,639)	$(34,914)

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
The Corporate & Other category includes the following items, among others:
•Equity-based compensation;
•Gains (losses) on changes in the fair value of interests in the GWG Wind Down Trust held by Ben, warrants accounted for at fair value issued by Ben, and derivative asset recognized as part of the Limited Conversion accounted for at fair value;
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

The following tables include the results of each of the Company’s reportable segments reconciled to the consolidated financial statements (in thousands):

	Year Ended March 31, 2026
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income (loss), net	$—	$—	$(49,532)	$—	$—	$(49,532)
Gain (loss) on financial instruments, net	—	—	358	9,416	—	9,774
Interest and dividend income	—	—	—	40	—	40
Trust services and administration revenues	—	593	—	—	—	593

Intersegment revenues
Interest income	33,421	—	—	—	(33,421)	—
Trust services and administration revenues	—	12,150	—	—	(12,150)	—
Total revenues	33,421	12,743	(49,174)	9,456	(45,571)	(39,125)

External expenses
Employee compensation and benefits	1,597	2,473	—	7,775	—	11,845
Interest expense	13,466	—	—	5,335	—	18,801
Professional services	1,296	527	1,880	17,351	—	21,054
Provision for credit losses	—	1,047	—	1	—	1,048
Loss on impairment of goodwill and intangible assets	—	—	—	3,100	—	3,100
Accrual (release) of loss contingency related to arbitration award	—	—	—	62,831	—	62,831
Other expenses	854	742	921	6,191	—	8,708

Intersegment expenses
Interest expense	—	—	150,983	—	(150,983)	—
Provision for loan losses	71,907	—	—	—	(71,907)	—
Other expenses	—	—	11,548	—	(11,548)	—
Total expenses	89,120	4,789	165,332	102,584	(234,438)	127,387

Operating income (loss)	$(55,699)	$7,954	$(214,506)	$(93,128)	$188,867	$(166,512)

	As of March 31, 2026
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
Loans to Customer ExAlt Trusts, net	$169,684	$—	$—	$—	$(169,684)	$—
Investments, at fair value	—	—	195,536	—	—	195,536
Other assets	464	20,829	15,542	33,110	(36,623)	33,322
Goodwill and intangible assets, net	—	7,469	—	2,445	—	9,914
Total Assets	$170,148	$28,298	$211,078	$35,555	$(206,307)	$238,772

	Year Ended March 31, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income (loss), net	$—	$—	$(6,500)	$—	$—	$(6,500)
Gain (loss) on financial instruments, net	—	—	(1,776)	(466)	—	(2,242)
Interest and dividend income	—	—	—	44	—	44
Trust services and administration revenues	—	753	—	—	—	753
Other income	—	—	2	—	—	2

Intersegment revenues
Interest income	42,583	—	—	—	(42,583)	—
Trust services and administration revenues	—	20,821	—	—	(20,821)	—
Total revenues	42,583	21,574	(8,274)	(422)	(63,404)	(7,943)

External expenses
Employee compensation and benefits	1,436	1,597	—	13,818	—	16,851
Interest expense	12,406	—	—	2,502	—	14,908
Professional services	1,086	651	2,137	19,361	—	23,235
Provision for credit losses	—	—	998	2	—	1,000
Loss on impairment of goodwill and intangible assets	—	3,427	—	265	—	3,692
Accrual (release) of loss contingency related to arbitration award	—	—	—	(54,973)	—	(54,973)
Other expenses	1,571	804	794	8,360	—	11,529

Intersegment expenses
Interest expense	—	—	142,543	—	(142,543)	—
Provision for loan losses	38,886	1,807	—	—	(40,693)	—
Other expenses	—	—	13,681	—	(13,681)	—
Total expenses	55,385	8,286	160,153	(10,665)	(196,917)	16,242

Operating income (loss)	$(12,802)	$13,288	$(168,427)	$10,243	$133,513	$(24,185)

	As of March 31, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
Loans to Customer ExAlt Trusts, net	$244,070	$—	$—	$—	$(244,070)	$—
Investments, at fair value	—	—	291,371	—	—	291,371
Other assets	859	19,339	16,328	45,209	(31,245)	50,490
Goodwill and intangible assets, net	—	7,469	—	5,545	—	13,014
Total Assets	$244,929	$26,808	$307,699	$50,754	$(275,315)	$354,875

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
The portfolio of alternative assets covers the following industry sectors and geographic regions for the periods shown below (dollar amounts in thousands):

	March 31, 2026		March 31, 2025
Industry Sector	Value	Percent of Total	Value	Percent of Total
Food and staples retailing	$65,539	40.3%	$63,846	24.6%
Utilities	16,959	10.4	15,432	6.0
Semiconductors and semiconductor equipment	13,348	8.2	15,426	6.0
Software and services	11,412	7.0	41,460	16.0
Diversified financials	9,087	5.6	22,273	8.6
Health care equipment and services	2,993	1.8	13,464	5.2
Capital goods	1,167	0.7	20,532	7.9
Other(1)	42,319	26.0	66,680	25.7
Total	$162,824	100.0%	$259,113	100.0%

(1)	Industries in this category each comprise less than 5 percent. Health care equipment and services and Capital goods are shown separately as each comprised greater than 5 percent in the prior period.

	March 31, 2026		March 31, 2025
Geography	Value	Percent of Total	Value	Percent of Total
North America	$61,626	37.8%	$135,066	52.1%
South America	66,032	40.6	64,969	25.1
Asia	28,512	17.5	41,948	16.2
Europe	6,581	4.0	17,018	6.6
Africa	73	0.1	112	—
Total	$162,824	100.0%	$259,113	100.0%
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
In February 2026, the U.S. and Israel launched coordinated military strikes against Iran, which retaliated with missile attacks across the region. In October 2023, following a series of attacks by Hamas on Israeli civilian and military targets, Israel declared war on Hamas in Gaza. In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine and as a result, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. These ongoing conflicts could have a negative impact on the economy and business activity globally (including in the countries in which the Customer ExAlt Trusts currently holds investments or may hold investments in the future), and therefore, could adversely affect the performance of the Customer ExAlt Trusts’ investments.
The extent and impact of any sanctions imposed in connection with the ongoing conflicts between Russia and Ukraine and in the Middle East may cause financial market volatility and impact the global economy. Volatility and disruption in the equity and credit markets can adversely affect the portfolio companies underlying the investments held by the Customer ExAlt Trusts and adversely affect the investment performance. Our ability to manage exposure to market conditions is limited. Market deterioration could cause the Company to experience reduced liquidity, earnings and cash flow, recognize impairment charges, or face challenges in raising capital, and making investments on attractive terms. Adverse market conditions can also affect the ability of investment funds held by the Customer ExAlt Trusts to liquidate positions in a timely and efficient manner. As a result, this presents material uncertainty and risk with respect to the performance of the investments held by the Customer ExAlt Trusts, even though the Customer ExAlt Trusts do not hold any investments with material operations in Russia, Ukraine, Israel or Iran. The cash flows from the investment held by the Customer ExAlt Trusts serve as the collateral to the ExAlt Loans and the fees that are paid by the Customer ExAlt Trusts to Ben for administering these trusts, both of which are key determinants in the income allocated to BCG’s and BCH’s equity holders.
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
The Company continues to evaluate the impact of the ongoing conflicts between Russia and Ukraine and in the Middle East and other items, such as inflation, volatile interest rates, changes in regulatory requirements and tariffs, and assess the impact on financial markets and the Company’s business. The Company’s future results may be adversely affected by slowdowns in fundraising activity and the pace of new liquidity transactions with our Customers. Management is continuing to evaluate the impact of the Russia-Ukraine conflict and the conflicts in the Middle East and has concluded that while it is reasonably possible that such conflicts could have a negative effect on the Company’s financial position and/or results of its operations, the specific impact is not readily determinable as of the date of these consolidated financial statements. Consequently, the consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
Lease Commitments
The Company operates on a month-to-month rental basis for its office premises. Rental expense for our premises for the years ended March 31, 2026 and 2025, totaled $0.2 million and $0.6 million, respectively.
Unfunded Capital Commitments
The Customer ExAlt Trusts had $30.4 million and $41.6 million of potential gross capital commitments as of March 31, 2026 and 2025, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The Customer ExAlt Trusts holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by certain of the associated trusts within the ExAlt PlanTM or affiliated entities. To the extent that the associated Customer ExAlt Trust or their affiliated entities cannot pay the capital funding commitment, Ben is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Ben to the Customer ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves, if any, held by the associated Customer ExAlt Trusts or their affiliated entities are added to the ExAlt Loan balance between Ben and the Customer ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. The majority, or 98%, of our portfolio with an unfunded commitment has a vintage of 2012 and prior. As the vintages continue to age, a cash requirement becomes less likely. We consider the creditworthiness of the investment on a case-by-case basis. At March 31, 2026 and 2025, there were no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.
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
On July 29, 2024, the Texas State District Court, Dallas County 134th Judicial District (the “Texas District Court”) entered an order vacating the Arbitration Award in its entirety. The Texas District Court directed the parties to file motions requesting any further relief that may be available within twenty days of the order. On August 2, 2024, the Claimant filed an appeal to challenge the order vacating the Arbitration Award in the Texas Fifth Court of Appeals. The Claimant filed his opening brief on October 28, 2024, and the Company filed its response brief on January 21, 2025. On February 10, 2025, the Claimant filed his reply brief. The Texas Fifth Court of Appeals heard oral arguments in April 2025. On October 10, 2025, the Texas Fifth

Court of Appeals reversed the judgment of the Texas District Court and confirmed the previous Arbitration Award. On November 12, 2025, the Company filed a motion for re-hearing with the Texas Fifth Court of Appeals. On May 13, 2026, the Texas Fifth Court of Appeals denied the Company’s motion for re-hearing. On June 4, 2026, the Company filed a petition for review with the Supreme Court of Texas requesting that it reverse the Texas Fifth Court of Appeals’ ruling and reinstate the trial court’s decision to vacate the arbitration award. In the Texas District Court, on April 20, 2026, the Company was ordered to post a bond of not less than $25 million as security to protect the judgment pending appeal. On April 30, 2026, the Company filed a Motion for Reconsideration and Stay challenging the bond order. On June 18, 2026, the Company filed a Sworn Declaration establishing that the aggregate current net worth under U.S. GAAP of the defendant entities as determined under Texas law is negative. On June 22, 2026, consistent with the Sworn Declaration, the Company deposited a $100 cash bond in lieu of a supersedeas bond pursuant to Texas Rule of Appellate Procedure 24.2(a)(1) and Texas Civil Practice & Remedies Code § 52.006. The Company will continue to vigorously defend itself in this matter and we are exploring available options with respect to the Arbitration Award, which may include working with the Claimant on settlement terms that could reduce the potential near term cash obligations associated with the arbitration. There can be no assurance that we will be able to reach a settlement on terms that are favorable to us or at all.
As a result of the order issued on July 29, 2024, the Company released the liability associated with the Arbitration Award, which resulted in the release of the previously recognized loss contingency accrual in the amount of $55.0 million being reflected in the year ended March 31, 2025 consolidated statement of comprehensive income (loss). As a result of the order issued on October 10, 2025, the Company recorded a loss contingency associated with the Arbitration Award, including post-judgment interest and fees, which resulted in a loss of $62.8 million being reflected in the year ended March 31, 2026 consolidated statement of comprehensive income (loss). Additional interest accruing on the Arbitration Award during the year ended March 31, 2026 totaled $5.1 million and is reflected in the noncash interest expense line item on the consolidated statements of cash flows.
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
With the settlement described in “GWG Litigation Trust Adversary Proceedings” below, all GWG litigation against the Company, its subsidiaries and each of their current and former officers and directors has been fully resolved in accordance with the settlement agreement.
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
On August 29, 2024, the Company and related entities moved to dismiss the claims asserted against them. Ben’s former CEO and related entities also moved to dismiss the claims asserted against them. The remaining defendants moved to dismiss the claims asserted against them on November 4, 2024. The motions remain pending as to related entities to Ben’s former CEO. On December 26, 2024, the Litigation Trustee, the Company, its affiliates and officers and directors, and other defendants insured under the applicable insurance policies filed a stipulation informing the Court that they had reached an agreement in principle to settle the case. On June 13, 2025, the Bankruptcy Court for the Southern District of Texas approved the settlement agreement resolving all claims pending in the Bankruptcy Court under the lawsuits related to GWG Holdings, Inc. against the Company, its subsidiaries, and each of their current and former directors and officers. The settlement did not require any payment by the Company or its affiliates and officers and directors and resolves the Adversary Proceeding as to the Company, its subsidiaries, and each of their current and former directors and officers. The securities class action described below was also resolved by this settlement. On September 25, 2025, the United States District Court for the Northern District of Texas granted the motion for preliminary approval of the settlement. At a hearing on January 13, 2026, the United States District Court for the Northern District of Texas granted final approval of the settlement. Following this approval, the settlement by its terms became effective as of February 13, 2026. On February 13, 2026, all claims in the LT Complaint against the Company, its subsidiaries, and each of their current and former directors and officers were dismissed with prejudice. All the GWG litigation against the Company, its subsidiaries and each of their current and former officers and directors has been fully resolved in accordance with the settlement agreement. On June 15, 2026, the Litigation Trustee filed a motion to approve an amended settlement agreement between the Litigation Trustee and the Company that would ensure any recoveries against Mr. Heppner by either party will go to the Litigation Trust. The amended agreement also sets forth a cooperative framework between the Litigation Trustee and the Company in pursuing claims against Mr. Heppner, including shared legal counsel.
The terms of the settlement are within the policy limits of the Company’s insurance policy with respect to such claims, and the settlement was entirely funded by insurance proceeds. Accordingly, the Company has recorded an estimated liability of $34.5 million in accounts payable and accrued expenses and estimated insurance recoveries of $34.5 million in other assets, net, in the consolidated statement of financial condition as of March 31, 2025. The amounts reflected in our consolidated financial statements for the estimated liability and insurance recoveries represents an estimate of the amounts attributable to Ben, its consolidated subsidiaries, and directors as part of a broader settlement also involving other parties. With the final approvals occurring in February 2026, the settlement was paid under the insurance policy to the Litigation Trust resulting in the removal of the $34.5 million estimated liability and $34.5 million of insurance recoveries from our consolidated financial statements that were previously accrued.
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
On January 10, 2025, the Hatteras Defendants and Mr. Perkins filed a Notice of Removal, removing the action to the United States District Court of the District of Delaware (the “District Court”) pursuant to the Class Action Fairness Act, 28 U.S.C. § 1453(b), and 28 U.S.C. § 1332(d), which provides for federal jurisdiction over certain class action lawsuits. On January 28, 2025, YWCA filed an amended complaint, which continues to assert the derivative claims asserted in its original complaint (Counts I-VII) but no longer asserts the class action claim (formerly Count VIII). As a result, the parties entered into a stipulation remanding the case to the Court of Chancery for all further proceedings, which was entered by the District Court on February 5, 2025. On February 6, 2025, the parties filed a Joint Stipulation and Proposed Order Setting Time to Respond to Amended Complaint in the Court of Chancery. On March 3, 2025, the Ben Defendants filed a motion to dismiss the complaint and an opening brief in support of such motion. On April 18, 2025, YWCA filed its opposition to the motions to dismiss, and on May 12, 2025, Defendants filed their replies. On December 5, 2025, the Court held a hearing on Defendants’ motions to dismiss. The Court dismissed the fraud claim against the Company from the bench and took the aiding and abetting and unjust enrichment claims under advisement. On May 4, 2026, the Delaware Supreme Court denied the Hatteras Defendants’ application for interlocutory appeal. On May 29, 2026, the Company filed its answer to the amended complaint. On June 17, 2026, the Hatteras Defendants and Mr. Perkins filed a third-party complaint against Mr. Heppner. The Company intends to vigorously defend against the remaining claims.
Templeton Revocable Trust Action
On May 16, 2025, Susan J. Templeton Revocable Trust (“Templeton Trust”) filed a derivative complaint in in the Delaware Court of Chancery against HIP, David B. Perkins (Mr. Perkins, together with HIP, the “Hatteras Templeton Defendants”), the Company, and Brad Heppner (“Mr. Heppner,” together with Ben, the “Ben Templeton Defendants”). Templeton Trust, as a unit holder of nominal defendant Hatteras Evergreen Private Equity Fund, LLC (the “Fund”), asserts the following claims arising from a plan to liquidate the Fund that involved a transaction with the Company: (i) direct and derivative claims against the Hatteras Templeton Defendants for breach of fiduciary duty, (ii) derivative claims against HIP and the Ben Templeton Defendants for unjust enrichment, and a derivative claim against the Ben Templeton Defendants for aiding and abetting breach of fiduciary duty. On June 18, 2025, the Ben Templeton Defendants moved to dismiss for lack of personal jurisdiction over Mr. Heppner and for failure to state a claim upon which relief can be granted. The motion to dismiss has not been briefed by the Ben Templeton Defendants. The Company intends to vigorously defend against these claims.
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
On October 10, 2025, HCLP brought an action in the Delaware Court of Chancery against Delaware Trust Company (“DTC”) individually and as trustee for twenty-five Custody Trusts (the “Custody Trusts”). The Custody Trusts hold collateral against which certain of the Company’s ExAlt Loans are made. HCLP purports to be lender to BCH and its affiliates and asserts that the Company owes HCLP approximately $122 million on two loans, which it claims are in default. HCLP further alleges that the Custody Trusts guaranteed the loans that are secured by certain pledge agreements. The action seeks to enforce the guarantees and the pledge agreements and prevent any future distributions to the Company. HCLP also filed a motion for a temporary restraining order that seeks to enjoin DTC, in the interim, from selling, transferring, or encumbering the assets held by the Custody Trusts. The parties entered into an agreed form of order which was approved by the Court. Under the order, DTC agreed to not transfer, sell, encumber or otherwise dispose of the collateral held by the Custody Trusts, which includes any distributions received from the collateral during the pendency of the order, and the parties to the action agreed to request a trial date in mid-2026. On November 21, 2025, the parties stipulated to a form of order that was approved by the Court, which stayed all proceedings until the conclusion of Mr. Heppner’s criminal trial in April 2026. The Company is not named in either the action or the motion. Due to Mr. Heppner’s conviction and the facts established in the related proceedings, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP and their agents.
On May 7, 2026, Brad K. Heppner, the Company’s founder and former CEO, was convicted of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, and false statements to auditors by a jury of his peers. Prior to his conviction, on May 5, 2026, Mr. Heppner submitted a demand to the Company seeking advancement of approximately $3.8 million in incurred criminal defense costs, plus additional amounts for anticipated future appellate proceedings, under certain indemnification provisions in the Company’s Bylaws, the Services Agreement, the Second Amended and Restated Limited Liability Company Agreement of BCG, and the Ninth A&R BCH LPA.
On May 28, 2026, the Company, together with its subsidiaries BCG and BCH, filed a complaint in the Eighth Judicial District Court of Clark County, Nevada against Mr. Heppner and Bradley Capital Company, LLC. The complaint seeks a declaratory judgment that Mr. Heppner is not entitled to advancement or indemnification under the Company’s Bylaws or the Services Agreement, and that BCG and BCH have no obligation to advance Mr. Heppner's legal fees and expenses incurred in connection with his criminal prosecution in the United States District Court for the Southern District of New York.
On June 5, 2026, Mr. Heppner filed a competing lawsuit in Delaware Chancery Court against the Company, BCG, and BCH seeking advancement of Mr. Heppner’s legal fees and expenses incurred in connection with his criminal prosecution, attorney’s fees incurred in pursuing his advancement claim, and additional relief. The Company intends to vigorously pursue its claims for declaratory relief in the Nevada lawsuit, and to vigorously defend against Mr. Heppner’s claims in the Delaware lawsuit.
21.    Supplemental Cash Flow Information
Cash paid for taxes for the years ended March 31, 2026 and 2025, was de minimis. Cash paid for interest for the years ended March 31, 2026 and 2025, was $0.9 million and $2.4 million, respectively.
Supplemental disclosure of noncash investing and financing activities include:
Year Ended March 31, 2026:
–$14.5 million issuance of Series B preferred stock and $0.4 million issuance of noncontrolling interest in connection with recent financings.
–$18.9 million accrual for BCH Preferred A-0 guaranteed payment.
–$1.7 million settlement of liability for issuance of Class A common stock.
–$2.0 million of distributions payable to the Charitable Beneficiaries.

Year Ended March 31, 2025:
–$160.5 million reclass of BCH Preferred A-0 from temporary equity to permanent equity.
–$17.8 million accrual for BCH Preferred A-0 guaranteed payment.
–$1.4 million issuance of Series B preferred stock in connection with recent financings.
–$1.3 million settlement of liability for issuance of Class A common stock.
–$0.9 million of distributions payable to the Charitable Beneficiaries.
22.    Subsequent Events
The Company has evaluated subsequent events the date the financial statements were issued, and determined that there have been no events, other than those disclosed below, that have occurred that would require adjustments to our disclosures in the consolidated financial statements.
Liquidity Transactions
On April 8, 2026, the Company, through one of its subsidiaries, funded the closing of a primary capital transaction pursuant to definitive agreements entered into on April 7, 2026 with a customer with respect to a limited partner interest in an investment fund with a net asset value of $8.75 million. Pursuant to the transaction, the Customer ExAlt Trusts acquired a limited partner interest, and in exchange for such, the customer received 875,214 shares of the Company’s Series B-10 Resettable Convertible Preferred Stock, par value $0.001 per share (the “Series B-10 preferred stock”), with such Series B-10 preferred stock being convertible into shares of the Company’s Class A common stock. Following the closing of the transaction, the Company participates in an unrealized gain of approximately $1.2 million, which represents the Company’s pro rata interest in the appreciation of the customer’s existing asset portfolio.
The Series B-10 preferred stock is convertible into Class A common stock initially at a conversion price of $3.5479 per share and is subject to reset from time to time, subject to a floor price of $1.2418 per share. A maximum of 7,047,947 shares of Class A common stock may be issued upon conversion of the Series B-10 preferred stock.
Asset Sales
In April and May 2026, entities held by a Customer ExAlt Trust completed the sale of beneficial interests with respect to certain limited partnership interests for gross proceeds of approximately $2.7 million. The entities paid brokerage commissions and certain transaction costs out of such gross proceeds. The remainder of the proceeds were distributed to the Customer ExAlt Trust, which then used such proceeds as follows: (i) a portion (2.5%) of the proceeds will be distributed to the beneficiaries of the Customer ExAlt Trust and (ii) the remainder was paid to a subsidiary of the Company as payment on outstanding accrued fees (if any) and/or a loan repayment on the outstanding loan issued by BFF to such Customer ExAlt Trust. The proceeds for the fee payment and the loan repayment were then available for use by the Company.
Appointment of Permanent Chief Executive Officer
James G. Silk, who has served as the Interim Chief Executive Officer since July 20, 2025, was named as the permanent Chief Executive Officer on June 24, 2026.
Amended and Restated Standby Equity Purchase Agreement
As previously disclosed, on June 27, 2023, the Company entered into the 2023 SEPA with Yorkville, whereby the Company had the right, but not the obligation, to sell to Yorkville up to $250 million of Class A common stock, at the Company’s request any time during the commitment period commencing on June 27, 2023 and terminating on the 36-month anniversary of such date.
On June 26, 2026, the Company entered into the A&R SEPA to (i) reduce the commitment size of the SEPA to $100 million and extend its maturity on the terms and conditions set forth therein and (ii) provide that Yorkville will advance to the Company the principal amount of $4,000,000 evidenced by promissory notes convertible into shares of Class A common stock (each, a “Promissory Note” and the shares of Class A common stock issuable upon conversion of the Promissory Notes, the “Conversion Shares”).
Advance Notices
Each issuance and sale by the Company to Yorkville under the A&R SEPA (an “Advance”) is subject to a maximum limit equal to 100% of the average of the daily volume traded of the Company’s Class A common stock on Nasdaq for the five consecutive trading days immediately preceding an Advance notice (each an “Advance Notice”). The shares will be issued and sold to Yorkville at a per share price equal to, at the election of the Company as specified in the relevant Advance Notice: (i) 96% of the Market Price (as defined below) for any period commencing on the receipt of the Advance Notice by Yorkville and ending at 4:00 p.m. New York City time on the applicable Advance Notice date (the “Option 1 Pricing Period”), and (ii)

97% of the Market Price for any three consecutive trading days commencing on the Advance Notice date (the “Option 2 Pricing Period,” and each of the Option 1 Pricing Period and the Option 2 Pricing Period, a “Pricing Period”). “Market Price” is defined as, for any Option 1 Pricing Period, the daily volume weighted average price (“VWAP”) of the Class A common stock on Nasdaq, and for any Option 2 Pricing Period, the lowest VWAP of the Class A common stock on the Nasdaq during the Option 2 Pricing Period. The Advances are subject to certain limitations, including that Yorkville cannot purchase any shares that would result in it or its affiliates beneficially owning more than 4.99% of the Company’s outstanding Class A common stock at the time of an Advance or acquiring since June 29, 2026 (the “Effective Date”) under the A&R SEPA more than 19.99% of the Company’s outstanding Class A common stock and Class B common stock as of the date of the A&R SEPA (the “A&R SEPA Exchange Cap”). The A&R SEPA Exchange Cap will apply unless the Company obtains stockholder approval to issue in excess of the A&R SEPA Exchange Cap in accordance with the rules of Nasdaq. Additionally, if the total number of Class A common stock traded on Nasdaq during the applicable Pricing Period is less than the Volume Threshold (as defined below), then the number of Class A common stock issued and sold pursuant to such Advance Notice will be reduced to the greater of (a) 30% of the trading volume of the Class A common stock on Nasdaq during the relevant Pricing Period as reported by Bloomberg L.P., or (b) the number of Class A common stock sold by Yorkville during such Pricing Period, but in each case not to exceed the amount requested in the Advance notice. “Volume Threshold” is defined as a number of Class A common stock equal to the quotient of (a) the number of shares in the Advance Notice requested by the Company divided by (b) 0.30. Additionally, the Company generally may not submit an Advance Notice while a balance remains outstanding under a Promissory Note unless it first obtains Yorkville’s prior written consent.
In connection with the A&R SEPA, the Company has agreed to pay Yorkville a structuring fee in the amount of $25,000 and a commitment fee in an amount equal to $1,000,000 (the “Commitment Fee”) by the issuance to Yorkville of such number of Class A common stock that is equal to the Commitment Fee divided by the average of the daily VWAPs of the Class A common stock during the three trading days immediately preceding the Effective Date (such shares, the “Commitment Fee Shares”). On June 29, 2026, the Company issued 280,631 Commitment Fee Shares to Yorkville.
Yorkville has agreed that neither it nor any of its affiliates will engage in any short-selling or hedging of the Company’s Class A common stock during the term of the A&R SEPA.
In connection with the A&R SEPA, the Company and Yorkville entered into a registration rights agreement, pursuant to which the Company is required to file with the SEC one or more registration statements covering the resale by Yorkville of all securities issued pursuant to the A&R SEPA within 30 days after the filing of this Annual Report on Form 10-K (the “Registration Rights Agreement” and such registration statement, the “Registration Statement”). The Company has agreed to use its best efforts to ensure any Registration Statement filed thereunder is effective within 45 days of filing such Registration Statement. If the Company fails to file such Registration Statement with the SEC by the applicable filing deadline or obtain effectiveness by the applicable effectiveness deadline, or if a Registration Statement fails to remain continuously effective, such event will be deemed an Event of Default (as defined in the Promissory Notes). Yorkville was also granted piggyback registration rights under certain conditions as described in the Registration Rights Agreement.
Additionally, the Company and Yorkville Securities, LLC (“Yorkville Securities”), an affiliate of Yorkville, entered into a Right of First Offer Agreement whereby the Company granted Yorkville Securities the right of first offer to participate as either a placement agent or underwriter in connection with any securities offering or capital markets financing transaction entered into or pursued by the Company during the twelve month period following the First Closing (defined below).
Promissory Notes
The A&R SEPA provides that Yorkville will purchase from the Company $2,000,000 in aggregate principal amount of Promissory Notes on the second trading day after the filing of this Annual Report on Form 10-K, subject to the satisfaction of the conditions set forth in the A&R SEPA (the “First Closing”). Yorkville will purchase and the Company will issue an additional $2,000,000 in aggregate principal amount of Promissory Notes on the second trading day after the date the Registration Statement is declared effective by the SEC (the “Second Closing”). Contemporaneously with the execution and delivery of the A&R SEPA, certain of the Company’s subsidiaries entered into a global guaranty agreement (the “Guaranty”) in favor of Yorkville with respect to the Company’s obligations under the A&R SEPA and the Promissory Notes.
The Promissory Notes bear interest at 5.0% per annum, subject to a potential increase to 18.0% per annum (or the maximum amount permitted by applicable law) upon the occurrence of an Event of Default, for so long as such Event of Default remains uncured. The Promissory Notes will mature on July 1, 2027 (the “Maturity Date”), which may be extended at the option of the holder, and will result in gross proceeds to the Company of approximately $3,800,000. The Promissory Notes will be issued at an original issue discount of 5%.
The Promissory Notes are convertible at the option of the holder into Class A common stock equal to the applicable Conversion Amount (as defined below) divided by the Conversion Price. The “Conversion Price” means, as of any conversion, the lower of (a) 150% of the VWAP reported by Bloomberg on the trading day immediately prior to the date of the First Closing (the “Fixed Price”) or (b) 92.0% of the lowest daily VWAP of the Class A common stock during the five trading days immediately prior to such conversion. The “Floor Price” (solely with respect to the variable component of the Conversion Price) will be $0.89 per share of Class A common stock, subject to the Company’s right to further reduce the Floor Price upon written notice to Yorkville. The Promissory Notes may be converted in whole or in part, at any time and from time to time, subject to the A&R SEPA Exchange Cap. Notwithstanding the A&R SEPA Exchange Cap and assuming interest at 5% through the Maturity Date, the maximum amount of shares issuable upon conversion of the Promissory Notes is 4,719,101. The Conversion Amount with respect to any requested conversion will equal the principal amount requested to be converted plus all accrued and unpaid interest on the Promissory Notes as of such conversion (the “Conversion Amount”). In addition, no conversion will be permitted to the extent that, after giving effect to such conversion, the holder together with certain related parties would beneficially own in excess of 4.99% of the Class A common stock outstanding immediately after giving effect to such conversion, subject to certain adjustments.
The Promissory Notes provide the Company, subject to certain conditions, with an optional redemption right pursuant to which the Company, upon 10 trading days’ prior written notice to Yorkville (the “Redemption Notice”), may redeem in cash, in whole or in part, all amounts outstanding under the Promissory Notes prior to the Maturity Date; provided that the VWAP on the date such Redemption Notice is delivered is less than the Fixed Price at the time of the Redemption Notice. The redemption amount shall be equal to the outstanding principal balance being redeemed by the Company, plus a prepayment premium of 5% of the principal amount being redeemed (the “Prepayment Premium”), plus all accrued and unpaid interest in respect of such redeemed principal amount; provided, however, that if the Company redeems the Promissory Notes within 90 days following the Issuance Date, no Prepayment Premium will be owed.
Upon the occurrence of certain amortization events, including if (a) the daily VWAP of the Class A common stock is lower than the Floor Price for any five of seven consecutive trading days, (b) the Company has issued substantially all of the shares available under the A&R SEPA Exchange Cap or (c) at any time after the Effectiveness Deadline (as defined in the Registration Rights Agreement), Yorkville is unable to use the Registration Statement for a period of ten consecutive trading days, the Company will be required to make monthly cash payments equal to $1 million of the principal amounts then outstanding, plus any accrued and unpaid interest and a payment premium equal to 5% of such principal amount, beginning on the seventh trading day following such amortization event. Every month thereafter if the amortization event is not cured, an additional cash payment will be due on the same terms.
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
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the fourth quarter ended March 31, 2026, that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2026.
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
Remediation of Prior Year Material Weakness
As disclosed in the Company’s prior Annual Report on Form 10-K for the year ended March 31, 2025, the Company identified credible evidence that a certain now former member of senior management engaged in inappropriate conduct by participating in fabricating and delivering fake documents to the Company regarding his and others’ relationships to one of our lenders, knowing that these documents would be provided to the Company’s auditors and such actions did not comport with the Company’s culture of compliance, code of conduct and ethics. For the year ended March 31, 2025, we concluded that there was a deficiency in the control environment specifically because the foregoing actions failed to demonstrate commitment to integrity and ethical behavior and senior management did not set an appropriate tone at the top.
We implemented various remedial actions to address the material weakness described above. These actions included the following:
•certain senior management members are no longer employed by Beneficient;
•the roles of the chairperson of the Board of Directors and the CEO were separated; and
•The Audit Committee, Board of Directors, and senior management have increased communication and training regarding the ethical values of Beneficient, requirement to comply with laws, our code of conduct and other policies.
As a result of such remediation efforts, the Company concluded that the material weakness has been remediated as of June 30, 2025.
ITEM 9B — OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Amended and Restated Standby Equity Purchase Agreement
As previously disclosed, on June 27, 2023, the Company entered into the 2023 SEPA with Yorkville, whereby the Company had the right, but not the obligation, to sell to Yorkville up to $250 million of Class A common stock, at the Company’s request any time during the commitment period commencing on June 27, 2023 and terminating on the 36-month anniversary of such date.
On June 26, 2026, the Company entered into the A&R SEPA to (i) reduce the commitment size of the SEPA to $100 million and extend its maturity on the terms and conditions set forth therein and (ii) provide that Yorkville will advance to the Company the principal amount of $4,000,000 evidenced by promissory notes convertible into shares of Class A common stock (each, a “Promissory Note” and the shares of Class A common stock issuable upon conversion of the Promissory Notes, the “Conversion Shares”).
Advance Notices
Each issuance and sale by the Company to Yorkville under the A&R SEPA (an “Advance”) is subject to a maximum limit equal to 100% of the average of the daily volume traded of the Company’s Class A common stock on Nasdaq for the five consecutive trading days immediately preceding an Advance notice (each an “Advance Notice”). The shares will be issued and sold to Yorkville at a per share price equal to, at the election of the Company as specified in the relevant Advance Notice: (i) 96% of the Market Price (as defined below) for any period commencing on the receipt of the Advance Notice by Yorkville and ending at 4:00 p.m. New York City time on the applicable Advance Notice date (the “Option 1 Pricing Period”), and (ii) 97% of the Market Price for any three consecutive trading days commencing on the Advance Notice date (the “Option 2 Pricing Period,” and each of the Option 1 Pricing Period and the Option 2 Pricing Period, a “Pricing Period”). “Market Price” is defined as, for any Option 1 Pricing Period, the daily volume weighted average price (“VWAP”) of the Class A common stock on Nasdaq, and for any Option 2 Pricing Period, the lowest VWAP of the Class A common stock on the Nasdaq during the Option 2 Pricing Period. The Advances are subject to certain limitations, including that Yorkville cannot purchase any shares that would result in it or its affiliates beneficially owning more than 4.99% of the Company’s outstanding Class A common stock at the time of an Advance or acquiring since June 29, 2026 (the “Effective Date”) under the A&R SEPA more than 19.99% of the Company’s outstanding Class A common stock and Class B common stock as of the date of the A&R SEPA (the “A&R SEPA Exchange Cap”). The A&R SEPA Exchange Cap will apply unless the Company obtains stockholder approval to issue in excess of the A&R SEPA Exchange Cap in accordance with the rules of Nasdaq. Additionally, if the total number of Class A common stock traded on Nasdaq during the applicable Pricing Period is less than the Volume Threshold (as defined below), then the number of Class A common stock issued and sold pursuant to such Advance Notice will be reduced to the greater of (a) 30% of the trading volume of the Class A common stock on Nasdaq during the relevant Pricing Period as reported by Bloomberg L.P., or (b) the number of Class A common stock sold by Yorkville during such Pricing Period, but in each case not to exceed the amount requested in the Advance notice. “Volume Threshold” is defined as a number of Class A common stock equal to the quotient of (a) the number of shares in the Advance Notice requested by the Company divided by (b) 0.30. Additionally, the Company generally may not submit an Advance Notice while a balance remains outstanding under a Promissory Note unless it first obtains Yorkville’s prior written consent.
In connection with the A&R SEPA, the Company has agreed to pay Yorkville a structuring fee in the amount of $25,000 and a commitment fee in an amount equal to $1,000,000 (the “Commitment Fee”) by the issuance to Yorkville of such number of Class A common stock that is equal to the Commitment Fee divided by the average of the daily VWAPs of the Class A common stock during the three trading days immediately preceding the Effective Date (such shares, the “Commitment Fee Shares”). On June 29, 2026, the Company issued 280,631 Commitment Fee Shares to Yorkville.
Yorkville has agreed that neither it nor any of its affiliates will engage in any short-selling or hedging of the Company’s Class A common stock during the term of the A&R SEPA.
In connection with the A&R SEPA, the Company and Yorkville entered into a registration rights agreement, pursuant to which the Company is required to file with the SEC one or more registration statements covering the resale by Yorkville of all securities issued pursuant to the A&R SEPA within 30 days after the filing of this Annual Report on Form 10-K (the “Registration Rights Agreement” and such registration statement, the “Registration Statement”). The Company has agreed to use its best efforts to ensure any Registration Statement filed thereunder is effective within 45 days of filing such Registration Statement. If the Company fails to file such Registration Statement with the SEC by the applicable filing deadline or obtain effectiveness by the applicable effectiveness deadline, or if a Registration Statement fails to remain continuously effective, such event will be deemed an Event of Default (as defined in the Promissory Notes). Yorkville was also granted piggyback registration rights under certain conditions as described in the Registration Rights Agreement.
Additionally, the Company and Yorkville Securities, LLC (“Yorkville Securities”), an affiliate of Yorkville, entered into a Right of First Offer Agreement whereby the Company granted Yorkville Securities the right of first offer to participate as either a placement agent or underwriter in connection with any securities offering or capital markets financing transaction entered into or pursued by the Company during the twelve month period following the First Closing (defined below).
Promissory Notes
The A&R SEPA provides that Yorkville will purchase from the Company $2,000,000 in aggregate principal amount of Promissory Notes on the second trading day after the filing of this Annual Report on Form 10-K, subject to the satisfaction of the conditions set forth in the A&R SEPA (the “First Closing”). Yorkville will purchase and the Company will issue an additional $2,000,000 in aggregate principal amount of Promissory Notes on the second trading day after the date the Registration Statement is declared effective by the SEC (the “Second Closing”). Contemporaneously with the execution and delivery of the A&R SEPA, certain of the Company’s subsidiaries entered into a global guaranty agreement (the “Guaranty”) in favor of Yorkville with respect to the Company’s obligations under the A&R SEPA and the Promissory Notes.
The Promissory Notes bear interest at 5.0% per annum, subject to a potential increase to 18.0% per annum (or the maximum amount permitted by applicable law) upon the occurrence of an Event of Default, for so long as such Event of Default remains uncured. The Promissory Notes will mature on July 1, 2027 (the “Maturity Date”), which may be extended at the option of the holder, and will result in gross proceeds to the Company of approximately $3,800,000. The Promissory Notes will be issued at an original issue discount of 5%.
The Promissory Notes are convertible at the option of the holder into Class A common stock equal to the applicable Conversion Amount (as defined below) divided by the Conversion Price. The “Conversion Price” means, as of any conversion, the lower of (a) 150% of the VWAP reported by Bloomberg on the trading day immediately prior to the date of the First Closing (the “Fixed Price”) or (b) 92.0% of the lowest daily VWAP of the Class A common stock during the five trading days immediately prior to such conversion. The “Floor Price” (solely with respect to the variable component of the Conversion Price) will be $0.89 per share of Class A common stock, subject to the Company’s right to further reduce the Floor Price upon written notice to Yorkville. The Promissory Notes may be converted in whole or in part, at any time and from time to time, subject to the A&R SEPA Exchange Cap. Notwithstanding the A&R SEPA Exchange Cap and assuming interest at 5% through the Maturity Date, the maximum amount of shares issuable upon conversion of the Promissory Notes is 4,719,101. The Conversion Amount with respect to any requested conversion will equal the principal amount requested to be converted plus all accrued and unpaid interest on the Promissory Notes as of such conversion (the “Conversion Amount”). In addition, no conversion will be permitted to the extent that, after giving effect to such conversion, the holder together with certain related parties would beneficially own in excess of 4.99% of the Class A common stock outstanding immediately after giving effect to such conversion, subject to certain adjustments.
The Promissory Notes provide the Company, subject to certain conditions, with an optional redemption right pursuant to which the Company, upon 10 trading days’ prior written notice to Yorkville (the “Redemption Notice”), may redeem in cash, in whole or in part, all amounts outstanding under the Promissory Notes prior to the Maturity Date; provided that the VWAP on the date such Redemption Notice is delivered is less than the Fixed Price at the time of the Redemption Notice. The redemption amount shall be equal to the outstanding principal balance being redeemed by the Company, plus a prepayment premium of 5% of the principal amount being redeemed (the “Prepayment Premium”), plus all accrued and unpaid interest in respect of such redeemed principal amount; provided, however, that if the Company redeems the Promissory Notes within 90 days following the Issuance Date, no Prepayment Premium will be owed.
Upon the occurrence of certain amortization events, including if (a) the daily VWAP of the Class A common stock is lower than the Floor Price for any five of seven consecutive trading days, (b) the Company has issued substantially all of the shares available under the A&R SEPA Exchange Cap or (c) at any time after the Effectiveness Deadline (as defined in the Registration Rights Agreement), Yorkville is unable to use the Registration Statement for a period of ten consecutive trading days, the Company will be required to make monthly cash payments equal to $1 million of the principal amounts then outstanding, plus any accrued and unpaid interest and a payment premium equal to 5% of such principal amount, beginning on the seventh trading day following such amortization event. Every month thereafter if the amortization event is not cured, an additional cash payment will be due on the same terms.
The foregoing descriptions of the Guaranty and the Promissory Notes do not purport to be complete and are qualified in their entirety by reference to the full text of such documents, which are filed herewith as Exhibits 10.34.3 and 4.12, respectively, to this Annual Report on Form 10-K and are incorporated herein by reference.
ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth information about our directors and officers as of June 22, 2026.

Name	Age	Positions
Executive Officers
James G. Silk	57	Chief Executive Officer
Derek L. Fletcher	58	President of BFF, Chief Fiduciary Officer and Director
Greg Ezell	51	Chief Financial Officer
Maria S. Rutledge	50	Chief Technology Officer

Directors
Peter T. Cangany, Jr.	68	Director, Chairman of the Board of Directors
Patrick Donegan	70	Director
Mack Hicks	45	Director
Bruce W. Schnitzer	82	Director
Karen J. Wendel	68	Director
The biographies of the above-identified individuals are set forth below:
James G. Silk – Chief Executive Officer
Mr. Silk has over 25 years of experience, primarily in the alternative asset investment space. Prior to re-joining Ben on July 20, 2025 initially as Interim Chief Executive Officer, Mr. Silk served as Executive Vice President and Chief Legal Officer of the Company, overseeing Beneficient’s operations, underwriting, risk, and legal groups, from January 2020 until May 2024. He also served as a member of the Board of Directors from January 2020 until May 2024. Prior to originally joining Ben in January 2020, Mr. Silk was a Partner in the Asset Management Group at Willkie Farr & Gallagher LLP in Washington D.C. Before joining Willkie Farr, Mr. Silk was an attorney at Shearman & Sterling. During his career, Mr. Silk has advised customers on a variety of transactional and regulatory matters across the alternative asset space and has extensive experience consulting on investment advisor launches, registrations, operational issues and dozens of successful asset management M&A transactions. Mr. Silk has also counseled many of the industry’s largest and most recognizable public and private asset management firms – including Goldman Sachs, Deutsche Bank, Credit Suisse, Ares Capital, KKR, Brookfield, Bank of America Merrill Lynch and Morgan Stanley – on a wide variety of legal, compliance and regulatory issues.
Mr. Silk received a BS in commerce from the University of Virginia and his JD from St. John’s University School of Law.
Derek L. Fletcher – President of BFF, Chief Fiduciary Officer and Director
Mr. Fletcher has over 30 years of experience, primarily in the trust, estate, wealth transfer and fiduciary services industries. In addition to his roles as Chief Fiduciary Officer and Director, which Mr. Fletcher has held since July 2018, Mr. Fletcher serves as the President of BFF, a subsidiary of the Company. Mr. Fletcher previously served as a Wealth Strategist and WPS Market Director for U.S. Trust, Bank of America Private Wealth Management from July 2010 to July 2018. Before joining U.S. Trust, Mr. Fletcher was a shareholder with the Winstead law firm, practicing in the area of estate planning, probate and trust law from September 1999 to May 2010. He is a Certified Public Accountant; a Fellow of the American College of Trust and Estate Counsel and is Board Certified in Estate Planning and Probate Law by the Texas Board of Legal Specialization. Mr. Fletcher is former Chairman of the Estate and Gift Tax Committee for the American Bar Association’s Tax Section, former Chairman of the Dallas Bar Association’s Probate, Trusts and Estate Section, a former member of the Board of Governors for the Dallas Estate Planning Council, and former Chairman of the Synergy Summit (a unified think tank comprised of eight professional organizations representing more than 200,000 professionals).
Mr. Fletcher received his BBA in Accounting from Texas Tech University and his JD from the University of Texas School of Law.
We believe Mr. Fletcher is qualified to serve on our board of directors due to, among other things, his extensive expertise in sophisticated wealth and estate planning structuring and fiduciary advisory services.
Greg Ezell – Chief Financial Officer
Mr. Ezell has more than 25 years of accounting and finance experience, including his time at Ben in July 2018. Prior to joining Ben, Mr. Ezell most recently served as the Chief Financial Officer of Genesis Pure, Inc. where he was responsible for all accounting, finance, treasury, tax, and human resource functions from 2014-2018. Prior to that, Mr. Ezell served as the corporate controller at Homeward Residential, Inc., a residential mortgage lending and servicing institution from 2012 to 2014. Mr. Ezell started his professional career at KPMG LLP in the audit practice where he was an audit senior manager serving primarily public companies in the real estate, technology, manufacturing and private equity industries.
Mr. Ezell received a BBA from Henderson State University and he holds an active Certified Public Accountant license in the state of Texas and is a Chartered Financial Analyst.
Maria S. Rutledge – Chief Technology Officer
Ms. Rutledge has over 25 years of Information Technology and Information Security expertise. Prior to joining Ben in 2018, Mrs. Rutledge served as Executive Director and Chief of Staff of Information Technology Business Services for MUFG (Mitsubishi UFJ Financial Group) where she was responsible for all technology related functions including strategy, delivery, security, audit, and compliance. Prior to that, Mrs. Rutledge has served similar roles focused on Information Technology in various industries including Financial Services, Retail, Energy, and Telecommunications.
Ms. Rutledge received a Master’s of Science in Information Services, an MBA in International Management, and a Bachelor’s degree in Political Science, all from the University of Texas at Dallas.
Peter T. Cangany Jr. – Director and Chairman of the Board of Directors
Mr. Cangany retired as a partner with Ernst & Young LLP (“EY”) in 2017, having served in such capacity since 1993. Mr. Cangany specialized in the audits of companies involved in several sectors of the financial services industry, including insurance companies and investment management firms with a focus on public companies. He held senior positions with the leadership of EY throughout his years as a partner, including location and sector leadership responsibilities. Mr. Cangany also currently serves as Chair of the Board of Trustees of Franklin College of Indiana. Mr. Cangany brings extensive knowledge of financial reporting and accounting issues faced by companies in the financial services industry, as well as experience with early-stage growth businesses, strategic planning, and corporate governance from nearly 40 years of serving clients.
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
Mack Hicks – Director
Mr. Hicks is currently Chief Executive Officer of Hicks Holdings LLC, a single-family office with an operating private equity and real estate investment businesses and has been with the firm since 2007. Mr. Hicks is the Co-Founder of Accresa Health, a payment technology company focused on healthcare, and has served as a partner at Accresa since 2015. Prior to his involvement with Hicks Holdings, Mr. Hicks was a research analyst at Halcyon Asset Management LLC, a multi-strategy hedge fund where he was involved in investments in fixed income securities and in public and private equity transactions from 2006 to 2007. Prior to that, he worked at Credit Suisse First Boston as an analyst in the Financial Sponsors and Leverage Finance Groups from 2004 to 2006. Mr. Hicks previously served on the board of Sight Sciences, Inc. (Nasdaq: SGHT), an ophthalmic medical device company focused on the development and commercialization of surgical and nonsurgical technologies for the treatment of prevalent eye diseases, from 2011 to 2023.
Mr. Hicks received his B.A. in History from the University of Texas at Austin, and is a graduate of the Owner/President Management Program at the Harvard Business School of Executive Education.
We believe Mr. Hicks is qualified to serve on our Board due to, among other things, his private equity experience and well as his knowledge of complex transactions and business arrangements.
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
Karen J. Wendel – Director
Ms. Wendel is an experienced executive with strong skills in banking, technology M&A, cybersecurity, private equity, corporate governance, risk management, and the emerging blockchain and DeFi space. Her strategic expertise provides unique decision making skills for board-level strategic and tactical requirements. She has held executive and board roles in US and global private and public companies. Ms. Wendel has served as the President and CEO and a board member of High Ridge Services, Inc. and High Ridge Trust, a digital asset custody and liquidity solutions company, since April 2025, and as the CEO and President of TrustChains, a boutique advisory firm, since 2016 where she works with large institutional entities. The focus includes, among other things, seeking to leverage the emerging implications of blockchain technology for cybersecurity and asset management. She has led major transformational projects across multiple geographies and industry segments. The projects ranged from transaction processing to global cybersecurity and identity platforms to emerging technologies in the insurance, healthcare, and pharmaceutical arenas. She has played critical roles in the development and deployment of regulatory strategies for both banks and banking infrastructure players. She has guided private equity firms and their portfolio companies in developing strategies for the financial services, cybersecurity, and identity management segments. Ms. Wendel’s expertise spans fundraising, corporate restructuring, transformational leadership, and innovative responses to changing technology and regulatory landscapes. In that capacity, she has played a vital role in creating more diverse, environmentally friendly entities aligned with global industry and governmental initiatives. She is a sought-after mentor and coach in the banking, cybersecurity, and blockchain market segments, and an active investor in seed funding for women and minority-led businesses.
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

Board of Directors
Our board of directors currently consists of six (6) members with one vacancy. The current members include Class A Directors Peter T. Cangany, Jr., Patrick J. Donegan, and Karen J. Wendel and Class B Directors Derek L. Fletcher, Mack Hicks, and Bruce W. Schnitzer. The Class A Directors all have terms ending at the Company’s next annual meeting of stockholders. One Class B director position is currently open.
Mr. Cangany currently serves as the Chairman of the Board. The Company’s Bylaws provide that the Board shall consist of least five individuals and not more than fifteen individuals, with the number of directors within the foregoing fixed minimum and maximum established and changed from time to time solely by resolution adopted by the Board. The Stockholders Agreement provides that for so long as the Class B Threshold (as defined in the Stockholders Agreement) is met, the Board shall be comprised of nine members. The holders of the Class B common stock agreed to temporarily waive this requirement and on March 19, 2025, the Board determined to decrease the number of directors on the Board from nine to seven, provided that the Board will increase the size of the Board to nine members as soon as practicable and in any event not later than the earlier of two (2) months following the Company’s annual meeting held on May 29, 2025, and the date the Class B Holder 1 (as defined in provides notice to the Board that it intends to nominate a Class B Director pursuant to the Stockholders Agreement. The Board Size Decrease was also approved by the Class B Holders. As a result of the Company’s separation from its former Chief Executive Officer and Chairman of the Board, Brad Heppner, on June 19, 2025, the Company does not currently intend to increase the size of the Board.
Arrangements for Election of Directors
Pursuant to the terms of the Articles of Incorporation and the Stockholders Agreement, entered into on June 6, 2023, by and among, the Company, BHI, Hicks Holdings Operating, LLC and Mr. Schnitzer, (i) Class A Directors are elected by holders of Class A common stock and Class B common stock, voting together as a single class, with holders of Class B common stock being entitled to 10 votes per share with respect to all matters on which stockholders are entitled to vote, and (ii) Class B Directors are elected by holders of Class B common stock, voting as a separate class, or may be appointed by a majority of the Class B Directors then in office.
Furthermore, pursuant to the Articles of Incorporation and the Stockholders Agreement, for so long as the Class B Threshold is met, the Class B Holders will have the right to designate 51% of the directors (rounded up to the nearest director) to the Beneficient board of directors as follows: (i) provided that Class B Holder 1 or its Permitted Transferee continues to hold (A) at least twenty-five percent (25%) of the number of shares of Class B common stock held by Class B Holder 1 on the effective date of the Stockholders Agreement, or (ii) if the condition in preceding clause (A) is not satisfied, the aggregate capital account balances with respect to the limited partner interests in BCH held by Class B Holder 1 is an amount that is at least twenty percent (20%) of the aggregate capital account balances of the limited partner interests in BCH held by Class B Holder 1 on the effective date of the Stockholders Agreement (the condition in either clause (A) or clause (B) being referred to as the “Class B Holder 1 Threshold”), up to three individuals (currently two individuals under the March 19, 2025 agreement described above) designated by Class B Holder 1, which currently is Derek L. Fletcher with one position open (ii) provided that Class B Holder 2 or its Permitted Transferee continues to hold (A) at least twenty-five percent (25%) of the number of shares of Class B common stock held by Class B Holder 2 on the effective date of the Stockholders Agreement, or (ii) if the condition in preceding clause (A) is not satisfied, the aggregate capital account balances with respect to the limited partner interests in BCH held by Class B Holder 2 is an amount that is at least twenty percent (20%) of the aggregate capital account balances of the limited partner interests in BCH held by Class B Holder 2 on the effective date of the Stockholders Agreement (the condition in either clause (A) or clause (B) being referred to as the “Class B Holder 2 Threshold”), one individual designated by Class B Holder 2, who currently is Mack Hicks (provided, however, that if Mack Hicks declines to serve as a director, then Class B Holder 1 shall designate such director) and (iii) provided that Class B Holder 3 or its Permitted Transferee continues to hold (A) at least twenty-five percent (25%) of the number of shares of Class B common stock held by Class B Holder 3 on the effective date of the Stockholders Agreement, or (ii) if the condition in preceding clause (A) is not satisfied, the aggregate capital account balances with respect to the limited partner interests in BCH held by Class B Holder 3 is an amount that is at least twenty percent (20%) of the aggregate capital account balances of the limited partner interests in BCH held by Class B Holder 3 on the effective date of the Stockholders Agreement (the condition in either clause (A) or clause (B) being referred to as the “Class B Holder 3 Threshold”), one individual designated by Class B Holder 3, who currently is Bruce W. Schnitzer (provided, however, that if Bruce W. Schnitzer declines to serve as a director, then the director designated by Class B Holder 3 will be Eliza Schnitzer; provided, further, that if Eliza Schnitzer declines to serve as a director, then Class B Holder 1 shall designate such director).
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
Under the terms of the Stockholders Agreement, the following directors are the current Class B Directors: Bruce W. Schnitzer, Mack Hicks, and Derek L. Fletcher. Furthermore, the following directors are the current Class A Directors: Peter T. Cangany, Jr., Patrick J. Donegan, and Karen J. Wendel.
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
Committees of the Board of Directors
Our board of directors currently has four (4) standing committees: an Audit Committee, a Compensation Committee, a Nominating Committee, and an Executive Committee, each of which has the composition and responsibilities described below. The board of directors also established a Section 16 Committee comprised of two or more non-employee directors that are authorized to approve grants of equity awards to our executive officers for purposes of Section 16 of the Exchange Act. Effective March 10, 2026, the Board determined to dissolve the Community Reinvestment Committee, the Enterprise Risk Committee, the Credit Committee, and the Products and Related Party Transactions Committee. From time to time, the board of directors may establish other committees to facilitate the management of our business.
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
The Compensation Committee may be comprised of up to four members, of which two members are designated by Class B Directors and any additional members are designated by Class A Directors. Currently, the members of our Compensation Committee are Bruce W. Schnitzer, Derek L. Fletcher, and Karen J. Wendel. Subject to the terms of the Stockholders Agreement, the Nominating Committee is evaluating the composition of the Compensation Committee and may consider additional appointments to the Compensation Committee. Our board of directors has adopted a written charter for the Compensation Committee, which is available on Beneficient’s corporate website, www.trustben.com under “Shareholders: Governance.” None of our executive officers serve as a member of the board of directors or Compensation Committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of the Beneficient board of directors or a committee of the Beneficient board of directors.
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
The Nominating Committee may be comprised of up to four directors, of which two members are designated by Class B Directors and any additional members are designated by Class A Directors. Currently, the members of the Nominating Committee are Patrick J. Donegan, Derek L. Fletcher, and Mack Hicks. Thomas O. Hicks served on the Nominating Committee prior to his passing on December 6, 2025. Brad K. Heppner served on the Nominating Committee prior to his departure from the board of directors effective June 19, 2025. Subject to the terms of the Stockholders Agreement, the Nominating Committee is evaluating its composition and may consider additional appointments to the Nominating Committee. Our board of directors has adopted a written charter for the Nominating Committee, which is available on Beneficient’s corporate website, www.trustben.com under “Shareholders: Governance.”
Executive Committee
The Executive Committee’s responsibilities include, among other things, exercising all of the powers and authority of our board of directors to act in matters as directed by the board of directors or in any other matter in the discretion of the Executive Committee, relating to our management and business and affairs, to the fullest extent permitted by law.
The Executive Committee may be comprised of up to four members, of which two members are designated by Class B Directors and any additional members are designated by Class A Directors. Currently, the members of our Executive Committee are Peter T. Cangany, Jr., Bruce W. Schnitzer and Mack Hicks. Thomas O. Hicks served on the Executive Committee prior to his passing on December 6, 2025. Brad K. Heppner served on the Executive Committee prior to his resignation from the board of directors effective June 19, 2025. Subject to the terms of the Stockholders Agreement, the Nominating Committee is evaluating the composition of the Executive Committee and may consider additional appointments to the Executive Committee.
The below is a description of the committees that existed during the current fiscal year up until each of these committees were dissolved by the Board effective March 10, 2026. Responsibilities of the dissolved committees, unless specifically assigned to another committee, will be assumed by the full Board.
Community Reinvestment Committee
The Community Reinvestment Committee’s responsibilities included, among other things:
•establishing, overseeing, reviewing and evaluating our enterprise-wide community reinvestment strategy and funding guidelines;
•adopting annual budgetary appropriations relating to our community reinvestment and charitable contributions; and
•making any other determination relating to our charitable contributions or any other use or involvement of a charity in our business.

The Community Reinvestment Committee was comprised of up to four directors, of which two members were designated by the Class B Directors and any additional members are designated by Class A Directors. At the time of its dissolution, the sole member of our Community Reinvestment Committee was Derek Fletcher. Aurelia Heppner, the wife of our former Chief Executive Officer Brad K. Heppner, previously served on the Community Reinvestment Committee. Ms. Heppner was not a director of the Company but serves as a non-board member on the Community Reinvestment Committee as permitted under Nevada law.
Enterprise Risk Committee
The Enterprise Risk Committee’s responsibilities included, among other things:
•reviewing the implementation, management and overall effectiveness of the enterprise risk framework across Beneficient, including the impact, results and management actions related to firm-wide assessments; and
•reviewing and discussing the areas of material risk to our operations and financial results and the steps management has taken to monitor and control such risks.
The Enterprise Risk Committee had four members at the time of its dissolution. The members of our Enterprise Risk Committee were Bruce W. Schnitzer, Peter, T. Cangany, Jr., Karen J. Wendel and Patrick J. Donegan. Thomas O. Hicks served on the Enterprise Risk Committee prior to his passing on December 6, 2025. Brad K. Heppner served on the Enterprise Risk Committee prior to his departure from the board of directors effective June 19, 2025.
Credit Committee
The Credit Committee’s responsibilities included, among other things:
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
The Credit Committee had two members at the time of its dissolution. The members of our Credit Committee were Bruce W. Schnitzer and Patrick J. Donegan. Thomas O. Hicks served on the Credit Committee prior to his passing on December 6, 2025. Brad K. Heppner served on the Credit Committee prior to his departure from the board of directors effective June 19, 2025.
Products and Related Party Transactions Committee
The Products and Related Party Transactions Committee responsibilities included, among other things:
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

The Products and Related Party Transactions Committee had three members at the time of its dissolution. The members of our Products and Related Party Transactions Committee were Peter T. Cangany, Jr., Patrick J. Donegan and Karen J. Wendel.
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
ITEM 11 — EXECUTIVE COMPENSATION
Beneficient is an “emerging growth company,” as defined in the JOBS Act and is also a “smaller reporting company” under SEC rules. As such, we have opted to comply with the scaled executive compensation disclosure rules applicable to emerging growth companies and smaller reporting companies, which provide certain exemptions from various reporting requirements that are applicable to other public companies. This section provides an overview of the compensation awarded to, earned by, or paid to each individual who served as Beneficient’s principal executive officer during the fiscal year ended March 31, 2026 (the “FY2026”), and our next two most highly compensated executive officers in respect of their service to Beneficient during the period. We refer to these individuals as our named executive officers, or NEOs. Our NEOs for FY2026 were as follows:
•James G. Silk, Chief Executive Officer;
•Brad K. Heppner, Former Chief Executive Officer and Former Chairman of the Board;
•Derek Fletcher, President of BFF, Chief Fiduciary Officer and Director; and
•Greg Ezell, Chief Financial Officer.
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
Historical Context of Executive Compensation
Effective in June 2017 and July 2017, BCG entered into the Bradley Capital Agreement and the BHI Services Agreement (as amended and restated as the Bradley Capital Services Agreement), each of which is defined and described in “—Narrative Disclosure to Summary Compensation Table.” Such agreements were executed in accordance with the terms of a Recapitalization Agreement dated August 1, 2017, by and among BCG and several related parties in contemplation of the commencement of our commercial operations. For additional information, see “—Certain Beneficient Relationships and Related Party Transactions – Relationships with Other Parties.” Pursuant to the Bradley Capital Agreement, and the BHI Services Agreement, we are obligated to pay certain costs that are reported as compensation to Mr. Heppner in the Summary Compensation Table in footnotes (7) and (8) thereto. At the time such agreements were entered, BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, held substantially all our outstanding equity.
Summary Compensation Table
The “Summary Compensation Table” below summarizes the total compensation paid to or earned by each individual who served as our principal executive officer during FY2026, and our two most highly-compensated executive officers other than the principal executive officer, who were serving as executive officers at the end of FY2026.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
James G. Silk(2)	2026	$477,330	$280,208	(3)	$—	$—		$19,944	(4)	777,482
Chief Executive Officer	2025	—	—		—	—		—		—
Brad K. Heppner(5) (6)	2026	$55,385	—		—	—		3,410,200	(7)	3,465,585
Former Chief Executive Officer and Chairman of the Board	2025	225,000	—		—	—		4,151,578	(8)	4,376,578
Derek L. Fletcher	2026	565,000	—		—	591,667	(9)	23,893	(10)	1,180,560
President of BFF and Chief Fiduciary Officer and Director	2025	565,000	—		—	—		18,732	(11)	583,732
Greg W. Ezell	2026	500,000	—		—	591,667	(12)	2,926	(13)	1,094,593
Chief Financial Officer	2025	—	—		—	—		—		—
(1)    The amount disclosed, if any, represents the aggregate grant date fair value of stock awards award during the period computed in accordance with ASC Topic 718. Such amounts do not reflect the actual economic value that may be realized by the named executive officer, which will depend on factors including the continued services of the named executive officer and the future value of our Class A common stock. The grant date fair value is based on the closing price of our Class A common stock on the date of grant. The grant date fair value(s) do not take into account any estimated forfeitures related to service-vesting conditions.
(2)    Mr. Silk was hired as the Interim Chief Executive Officer on July 20, 2025 and became the permanent Chief Executive Officer on June 24, 2026.
(3)    Consists of a cash payment for bonus amounts based on a contractual agreement associated with Mr. Silk prior employment with the Company that was not previously paid prior to his departure in May 2024.
(4)    Consists of Company-paid premiums in the amount of $19,944 for supplemental medical coverage.
(5)    Mr. Heppner resigned from the Board of Directors and from his role as Chief Executive Officer effective June 19, 2025.
(6)     Amounts do not include certain equity interests and other returns received by BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, as each of these additional amounts represent returns on founder’s equity interests originally received in connection with the formation and recapitalization of BCG and its subsidiaries and are not considered to be compensation, consistent with their treatment in the Company’s audited financial statements. See “—Narrative Disclosure to

Summary Compensation Table – Beneficient Company Holdings, L.P. Interests.”
(7)    Consists of:
(i) total fees of $2,855,701 with respect to FY2026 accrued but not paid to Bradley Capital (as defined below), a Related Entity, for services provided and $25,971 with respect to the FY2026 for Bradley Capital and other Related Entities’ use of Company office space and resources all in accordance with the terms and pursuant to the Bradley Capital Services Agreement (as defined below). See “— Historical Context of Executive Compensation” above; (ii) total legal, tax and other expenses of $24,444 with respect to FY2026 expenses on behalf of Bradley Capital, a Related Entity, for services provided pursuant to the Bradley Capital Services Agreement. See “— Historical Context of Executive Compensation” above;
(iii) $493,617 with respect to FY2026 for the use by the Related Entity Trust (as defined below) of our “platinum level” trust administration services product plan pursuant to the terms of the BHI Services Agreement (as defined below). The BHI Services Agreement was terminated by the Company on January 17, 2026 for non-payment of services following a 60-day cure period as required by the BHI Services Agreement. See “— Historical Context of Executive Compensation”;
(iv) $3,090 of club dues; and
(v) Company-paid premiums in the amount of $7,377 for supplemental medical coverage.
(8)    Consists of:
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
(iii) $663,225 with respect to FY2025 for the use by the Related Entity Trust (as defined below) of our “platinum level” trust administration services product plan and tax, legal and other expenses of approximately $522,011, of which $472,680 is accrued but unreimbursed, with respect to the FY2025 paid on behalf of BHI and other Related Entities pursuant to the terms of the BHI Services Agreement (as defined below). See “— Historical Context of Executive Compensation”;
(iv) $11,894 of club dues; and
(v) Company-paid premiums in the amount of $19,683 for supplemental medical coverage.
(9)    Consists of a cash bonus earned under an incentive award based on the achievement of certain milestones, of which $328,125 has not been paid as of the filing date of this Annual Report on Form 10-K.
(10)    Consists of Company-paid premiums in the amount of $21,244 for supplemental medical coverage and Company contributions in the amount of $2,649 to a 401(k) plan for the benefit of Mr. Fletcher with respect to FY2026.
(11)     Consists of Company-paid premiums in the amount of $18,732 for supplemental medical coverage.
(12)    Consists of a cash bonus earned under an incentive award based on the achievement of certain milestones, of which $328,125 has not been paid as of the filing date of this Annual Report on Form 10-K.
(13)     Consists of Company contributions in the amount of $2,926 to a 401(k) plan for the benefit of Mr. Ezell with respect to FY2026.
Narrative Disclosure to Summary Compensation Table
A “Related Entity” or “Related Entities” include certain trusts that are directly or indirectly controlled by, or operate for the benefit of, Mr. Heppner, our former CEO, or his family, and those entities directly or indirectly held by, or that are under common control with, such trusts, and in which he and his family members are among classes of economic beneficiaries, whether or not Mr. Heppner is entitled to economic distributions from such trusts. Mr. Heppner is a beneficiary of the trust that is the sole shareholder of BHI (such trust, the “Related Entity Trust”).
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
Beneficient Holdings, Inc.
Mr. Heppner indirectly holds certain interests in our business through BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, which is a holder of the following equity interests in BCH: BCH Class S Ordinary Units, BCH Class S Preferred Units, BCH Preferred A-1 Unit Accounts, BCH Preferred A-0 Unit Accounts, FLP-1 Unit Accounts and FLP-3 Unit Accounts. The equity interests represent founder’s interests originally received by BHI in connection with the formation and recapitalization of Ben. Through his participation in the value of his founder’s equity interests of BCH held by BHI, Mr. Heppner receives financial benefits from our business which include, but are not limited to, certain income allocations, preferred returns, issuances of additional securities, cash distributions and other payments, including those described above. BHI’s interest in the equity interests of BCH are subject to certain transfer restrictions. In addition, a Company subsidiary, The Beneficient Company Group (USA), L.L.C. (“Ben USA”) entered into a services agreement with BHI, effective as of July 1, 2017 (the “BHI Services Agreement”) pursuant to which BHI paid an annual fee of $30,000 to Ben USA in exchange for the provision of certain trust administration and other services to be provided to the Related Entity Trust and the Related Entities. The BHI Services Agreement was terminated by the Company on January 17, 2026 for non-payment of services following a 60-day cure period as required by the BHI Services Agreement. See “— Historical Context of Executive Compensation” above and the section titled “—Certain Beneficient Relationships and Related Party Transactions – Relationship with Beneficient Holdings, Inc.” for details.
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
During FY2025, BHI received $12.2 million of an accrued, but unpaid, quarterly return on BCH Preferred A-1 Unit Accounts, approximately $2 thousand of an accrued, but unpaid, quarterly return on BCH Class S Preferred Units, approximately $14.5 million of accrued, but unpaid, guaranteed payments with respect to BCH Preferred A-0 Unit Accounts, and no amount of accrued but unpaid distributions on BCH FLP-3 Unit Accounts. During FY2026, BHI received $47.7 million of an accrued, but unpaid, quarterly return on BCH Preferred A-1 Unit Accounts, approximately $8 thousand of an accrued, but unpaid, quarterly return on BCH Class S Preferred Units, approximately $15.4 million of accrued, but unpaid, guaranteed payments with respect to BCH Preferred A-0 Unit Accounts, and no accrued distributions on BCH FLP-3 Unit Accounts. Amounts reflected above related to the quarterly return on the BCH Preferred A-1 Units Accounts and the BCH Class S Preferred Units are only earned to the extent these is sufficient income at BCH to satisfy the return, however, such amounts accumulate in periods when there is insufficient income to fully satisfy the returns. Through March 31, 2026, approximately $146.6 million and $0.1 million of preferred return related to BHI’s holdings of BCH Preferred A-1 Units Accounts and BCH Class S Preferred Units has not yet been allocated due to insufficient income during those periods to fully satisfy the preferred return and will be allocated in future quarterly periods to the extent that sufficient income, if any, is available for such allocation. In connection with the Business Combination, the quarterly BCH Preferred A-1 Units Accounts and BCH Class S Preferred Units did not accrue from June 7, 2023 through December 31, 2024, except to the extent of income available to be allocated to these securities. See “—Certain Beneficient Relationships and Related Party Transactions – Beneficient Company Holdings, L.P. Interests” for additional information.
BCH FLP-2 Unit Accounts
BMP holds BCH FLP-2 Unit Accounts in connection with the BMP Equity Incentive Plan. As the holder of BCH FLP-2 Unit Accounts, BMP is entitled to quarterly issuances of an equal amount of BCH Class S Ordinary Units and BCH Class S Preferred Units that in aggregate is equal to the income allocated to BCH FLP-2 Unit Accounts pursuant to the BCH A&R LPA. BCH FLP-2 Unit Accounts are allocated income equal to 49.5% of: (1) fifteen percent (15%) of the profits from financing activities of BCH and its subsidiaries, exclusive of profits from other activities such as fees or reimbursement of expenses in connection with trustee or custodial services and insurance and insurance-related activities (this will generally include revenues from Ben Liquidity subsidiaries), and (2) the Excess EBITDA Margin, which generally relates to the fee-generating businesses of Beneficient, exclusive of financing activity revenues. The Excess EBITDA Margin for an applicable entity is equal to the lesser of (i) 50% of the revenues of BCH and its tax pass-through subsidiaries, excluding revenues from financing activities, and (ii) an amount of revenues that will cause the EBITDA of such entity divided by the gross revenues of such entity to equal 20% (this will generally include the subsidiaries of Ben Custody and Ben Insurance Services). BCH FLP-2 Unit Accounts are also entitled to receive annual tax distributions. As the holder of the BCH FLP-2 Unit Accounts, upon its allocation of income of BCH in accordance with the above terms, BMP receives additional limited partner interests in BCH while retaining such BCH FLP-2 Unit Accounts. There were no units received by BMP for during FY2025 or FY2026.
In addition, pursuant to the terms of the BCH Eighth A&R LPA, adopted June 7, 2023, BMP, as the holder of the BCH FLP-2 Unit Accounts, also is entitled to receive an allocation of a portion of any upward carrying value adjustment as calculated pursuant to Internal Revenue Code Section 704(b). In the event of an upward carrying value adjustment, the BCH FLP-1 Unit Accounts (50.5%) and the BCH FLP-2 Unit Accounts (49.5%) are entitled to first be allocated gains associated with such carrying value adjustment equal to 15% of the value of the capital accounts of all Class A Units and Class S Units, calculated based on the post-adjusted capital accounts of the then outstanding Class A Units and Class S Units. Immediately following any such allocation, the amount allocated is converted into BCH Class S Ordinary Units at the unit price, which prior to the effectiveness of the Business Combination was determined by dividing the sum of the capital accounts for the BCH Class A Units and BCH Class S Units by the aggregate number of such units, and, following the effectiveness of the Business Combination, the closing price of a share of the Class A common stock on the primary exchange on which such shares are listed. Such provision results in BMP, as the holder of the BCH FLP-2 Unit Accounts, receiving additional limited partner interests as a result of any upward adjustment of the carrying value of the assets of BCH while retaining such BCH FLP-2 Unit Accounts. Adjustments to the carrying value of the BCH assets are likely to occur upon certain events, such as the acquisition of additional limited partner interests in BCH for more than a de minimis capital contribution. As a result of the consummation of the Business Combination, an adjustment to the carrying value BCH’s assets of approximately $321.9 million occurred. Pursuant to the BCH Eighth A&R LPA, approximately 50,300 BCH Class S Ordinary Units would be issuable as a result of the carrying value adjustment. Additionally, subsequent to the Business Combination, additional carrying value adjustments occurred, and approximately 2,470,100 (inclusive of the 50,300 units described above) BCH Class S Ordinary Units would be issuable through March 31, 2026 as a result of such carrying value adjustments, subject to the Compensation Policy. Under the Compensation Policy, unless waived or amended, the number of BCH Class S Ordinary Units that may be issued as a result of the carrying value adjustments is limited and requires approval of the Board; provided that any such BCH Class S Ordinary Units that are issuable under the carrying value provision may be issued in subsequent years in accordance with the Compensation Policy. As of the date of this Annual Report on Form 10-K, there has been no allocation of such carrying value adjustments among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts, and no issuance of any BCH Class S Ordinary Units as a result of such adjustments.
Employment Agreement with James Silk (Interim Chief Executive Officer)
On July 20, 2025, the Company entered into an employment agreement with Mr. Silk in connection with his appointment as Interim Chief Executive Officer. Pursuant to the agreement, Mr. Silk will serve as interim Chief Executive Officer until a successor Chief Executive Officer is appointed or until Mr. Silk’s earlier resignation or termination. The employment agreement provides that Mr. Silk will be entitled to receive an annualized base salary of $750,000 and is eligible to receive equity awards pursuant to the 2023 Incentive Plan, the BMP Equity Incentive Plan or any prior incentive plan of the Company, its predecessor or subsidiaries. Mr. Silk became the permanent Chief Executive Officer on June 24, 2026.

Pursuant to his employment agreement, Mr. Silk is entitled to vacation time and to participate in the Company’s standard employee benefit plans and programs. The employment agreement also contains customary provisions relating to, among other things, confidentiality, non-solicitation, non-disparagement and indemnification.
During Mr. Silk’s employment with the Company as Executive Vice President and Chief Legal Officer from January 2020 to May 2024, the Company previously entered into an employment agreement with Mr. Silk. Approximately $750,000 is owed by the Company to Mr. Silk as of March 31, 2026 pursuant to his previous employment agreement, which will be paid in installments, the amount and timing of which shall be mutually agreed to by Mr. Silk and the Board.
Other Employment Arrangements
We did not have a formal employment agreement with Mr. Heppner prior to his resignation on June 19, 2025. Mr. Heppner received a base salary as determined by the compensation committee of Beneficient. Mr. Heppner received a base salary of $225,000 for FY2025 and $55,385 during FY2026 for services provided from April 1, 2025 until his termination on June 19, 2025. In establishing his salary, the compensation committee took into consideration the fees payable under the Bradley Capital Services Agreement and the equity interests indirectly held by Mr. Heppner, as a founder of Ben and the financial benefits derived from such interests. In establishing Mr. Heppner’s salary the compensation committee sought to establish a minimum salary that would allow Mr. Heppner to maximize the benefits available under the Company’s 401(k) plan and the also enable Mr. Heppner and his qualified dependents to participate in the Company’s insurance and other benefits programs.
We do not have a formal employment agreement with Mr. Fletcher. Mr. Fletcher receives a base salary and bonus as determined by the compensation committee of Beneficient. For FY2025 and FY2024, Mr. Fletcher received a base salary of $565,000, participates in our annual bonus program, and participates in our equity incentive plans.
We do not have a formal employment agreement with Mr. Ezell. Mr. Ezell receives a base salary and bonus as determined by the compensation committee of Beneficient. For FY2025, Mr. Ezell received a base salary of $500,000, participates in our annual bonus program, and participates in our equity incentive plans.
Asset Sales Initiative Bonus Awards
In April 2025, following approval by the Compensation Committee of the Board of Directors, the Company entered into incentive award agreements with substantially all of its employees, including Mr. Ezell and Mr. Fletcher, as part of its employee-retention efforts and to manage compensation obligations. The agreements established a framework for the payment of certain previously accrued but unpaid compensation amounts in the form of cash bonuses upon the achievement of specified milestones tied to the Company’s Asset Sales Initiative.
Under the agreements, participating employees are eligible to receive cash payments upon each $25 million of gross proceeds realized by the Company from qualifying asset sales, up to aggregate gross proceeds of $75 million, generally subject to the employee’s continued employment in good standing when the applicable milestone is achieved. The agreements also provide that employees waive any claims to bonuses or other incentive payments relating to periods prior to the date of the agreements, other than the payments specified in the agreements. Additionally, with respect to awards made to executive officers, if the executive officer is terminated other than for cause (as defined in the agreements) less than 90 days before a milestone is achieved, such officer remains entitled to the bonus payment.
During FY2026, the Company completed $51.4 million in asset sales, and following FY2026, the Company completed an additional $2.7 million in asset sales. As a result, during FY2026, the Company achieved the first two milestones under the agreements. The Company has paid substantially all amounts associated with the first milestone, although a portion payable to certain members of management remains outstanding, including to Mr. Ezell and Mr. Fletcher, and, subject to available cash, the Company expects to pay the amounts associated with the second milestone in the near term.
Because the underlying compensation amounts had previously been accrued, the cash bonuses did not create additional compensation liabilities. Cash payments made under the agreements reduced the related accrued compensation liabilities reflected on the Company’s consolidated balance sheet.
Pursuant to the award agreements entered into with Mr. Ezell and Mr. Fletcher, Mr. Ezell and Mr. Fletcher were entitled to receive cash bonuses in the following amounts at each milestone: (i) first milestone - $295,833 each for Mr. Fletcher and Mr. Ezell, (ii) second milestone: $295,833 each for Mr. Fletcher and Mr. Ezell, and (iii) third milestone: $295,833 each for Mr. Fletcher and Mr. Ezell. Accordingly, amounts earned by each of Mr. Ezell and Mr. Fletcher for the first and second milestones are reported in the Summary Compensation Table above.
Equity Incentive Plan Awards
From time to time, we have granted equity awards in the form of restricted stock awards (“RSUs”) pursuant to the 2023 Incentive Plan (as described below), restricted equity units (“REUs”) pursuant to the 2018 Equity Incentive Plan (as described below), and BMP Units (as defined below) pursuant to the BMP Equity Incentive Plan to our named executive officers, which are generally subject to vesting based on each of our named executive officer’s continued service with us and will vest 20% on the award date, and 20% on each anniversary of the named executive officer’s date of hire. Each of our named executive officers currently holds RSUs, REUs and/or BMP Units that were granted under our 2023 Incentive Plan, 2018 Equity Incentive Plan or the BMP Equity Incentive Plan. In connection with the Conversion, Beneficient assumed the 2018 Equity Incentive Plan and any awards granted pursuant to the 2018 Equity Incentive Plan will be settled in Class A Common Stock of Beneficient. Effective June 7, 2023, no further awards are to be made pursuant to the 2018 Equity Incentive Plan. Awards under the BMP Equity Incentive Plan are subject to confidentiality, noncompetition and non-solicitation provisions.
On April 1, 2022 (during FY2023), Mr. Heppner was awarded an additional 68 REUs, Mr. Silk was awarded an additional 29 REUs, Mr. Fletcher was awarded an additional 22 REUs and Mr. Ezell was awarded an additional 14 REUs, which vests as follows: 20% on the grant date, 20% on the first anniversary of the grant date, 20% on the second anniversary of the grant date, 20% on the third anniversary of the grant date, and 20% on the fourth anniversary of the grant date; provided, however, that such vesting was subject to the completion of an “Initial Listing Event” (as defined in the 2018 Equity Incentive Plan), which occurred upon consummation of the Avalon Merger (the “2023 Period Vesting Schedule”). To the extent a vesting date occurred prior to the Initial Listing Event, such vesting was delayed and only occurred on the Initial Listing Event (“FY2023 Vesting Criteria”). Grant amounts noted above awarded pursuant to the 2018 Equity Incentive Plan do not reflect the adjustment to account for the conversion rate for which each BCG Class A common unit converted into 1.25 shares of Beneficient Class A common stock.
On July 15, 2023 (during FY2024), Mr. Heppner, Mr. Silk, Mr. Fletcher and Mr. Ezell were awarded 653 RSUs, 270 RSUs, 203 RSUs, and 144 RSUs, respectively (the “FY2024 Awards”). The FY2024 Awards vest as follows (i) 290 RSUs, 120 RSUs, 90 RSUs, and 64 RSUs granted to Mr. Heppner, Mr. Silk, Mr. Fletcher and Mr. Ezell, respectively, fully vested on the grant date and (ii) the remainder of the FY2024 Awards, 363 RSUs, 150 RSUs, 113 RSUs and 80 RSUs granted to Mr. Heppner, Mr. Silk, Mr. Fletcher and Mr. Ezell, respectively, vest 20% on September 1, 2023, and the remaining 80% in four equal annual installments on September 1st of each subsequent calendar year (“FY2024 Vesting Schedule”).
No RSUs were awarded to any of the NEOs during FY 2025 or FY2026.
2026 Fiscal Year Outstanding Equity Awards at Fiscal Year-End Table
The following table lists the outstanding equity awards held by each of Messrs. Silk, Heppner, Fletcher and Ezell as of March 31, 2026. Amounts reflected in the below table, to the extent related to awards under the 2018 Equity Incentive Plan, reflect the adjustment to account for the conversion rate for which each BCG Class A common unit converted into 1.25 shares of Class A common stock.

	Stock Awards
Name	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested		Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
James G. Silk	60	(1)	$210	(2)	—	—
	7	(3)	$25	(4)	—	—
Brad K. Heppner	—	(5)	$—	(5)	—	—
	—	(5)	$—	(5)	—	—
Derek L. Fletcher	45	(6)	$158	(7)	—	—
	5	(8)	$18	(9)	—	—
Greg W. Ezell	32	(10)	$112	(11)	—	—
	3	(12)	$13	(13)	—	—

(1)	Consists of restricted stock units granted pursuant to the 2023 Incentive Plan on July 15, 2023, subject to the FY2024 Vesting Schedule.
(2)
Amount shown reflects the value of the restricted stock units granted pursuant to the 2023 Incentive Plan based on the closing price of the Company’s Class A common stock as of March 31, 2026 of $3.50.

(3)	Consists of restricted equity units granted pursuant to the 2018 Equity Incentive Plan on April 1, 2022, subject to the 2023 Period Vesting Schedule.
(4)
Amount shown reflects the value of the restricted equity units granted pursuant to the 2018 Equity Incentive Plan based on the closing price of the Company’s Class A common stock as of March 31, 2026 of $3.50.

(5)	Unvested awards were forfeited by Mr. Heppner following his departure from the Company in June 2025.
(6)	Consists of restricted stock units granted pursuant to the 2023 Incentive Plan on July 15, 2023, subject to the FY2024 Vesting Schedule.
(7)
Amount shown reflects the value of the restricted stock units granted pursuant to the 2023 Incentive Plan based on the closing price of the Company’s Class A common stock as of March 31, 2026 of $3.50.

(8)	Consists of restricted equity units granted pursuant to the 2018 Equity Incentive Plan on April 1, 2022, subject to the 2023 Period Vesting Schedule.
(9)
Amount shown reflects the value of the restricted equity units granted pursuant to the 2018 Equity Incentive Plan based on the closing price of the Company’s Class A common stock as of March 31, 2026 of $3.50.

(10)	Consists of restricted stock units granted pursuant to the 2023 Incentive Plan on July 15, 2023, subject to the FY2024 Vesting Schedule.
(11)
Amount shown reflects the value of the restricted stock units granted pursuant to the 2023 Incentive Plan based on the closing price of the Company’s Class A common stock as of March 31, 2026 of $3.50.

(12)	Consists of restricted equity units granted pursuant to the 2018 Equity Incentive Plan on April 1, 2022, subject to the 2023 Period Vesting Schedule.
(13)
Amount shown reflects the value of the restricted equity units granted pursuant to the 2018 Equity Incentive Plan based on the closing price of the Company’s Class A common stock as of March 31, 2026 of $3.50.

Payments to our Founder and Former Chief Executive Officer
The following table sets forth certain information regarding (i) payments of cash made or that have accrued to Mr. Heppner and (ii) issuances of equity and accruals to capital accounts and hypothetical capital accounts on equity interests held by certain entities in which Mr. Heppner has a financial interest. Disclosure covers (i) payments made in connection with Mr. Heppner’s compensation as Chief Executive Officer of the Company during FY2026 and FY2025 as disclosed in “Executive Compensation”, (ii) payments made in connection with certain related party transactions in which Mr. Heppner has a financial interest for FY2026 and FY2025 as disclosed in “Certain Relationships and Related Party Transactions”, and (iii) certain other arrangements under which amounts may be payable in later periods. Mr. Heppner resigned as Chief Executive Officer and Chairman of the Board of Directors on June 19, 2025, however, Mr. Heppner continues to control, either directly or indirectly, a significant amount of equity of the Company and its subsidiaries.

Executive Compensation
		Amount Paid or Accrued
Type	Explanation	FY 2026		FY 2025
Salary[1]	We provided Mr. Heppner cash compensation in the form of a base salary. For additional information on Mr. Heppner’s salary, see the section titled “Executive Compensation-Summary Compensation Table.”	$55,385		$225,000
Bonus	From time to time, we provided Mr. Heppner cash compensation in the form of a bonus. For additional information on bonuses awarded to Mr. Heppner, see the section titled “Executive Compensation-Summary Compensation Table.”	$—		$—
Stock Awards	From time to time, we have granted equity awards in the form of restricted equity units (REUs) pursuant to the 2018 Equity Incentive Plan and restricted stock units pursuant to the 2023 Incentive Plan to Mr. Heppner. For additional information on Mr. Heppner’s stock awards, see the section titled “Executive Compensation-2025 Fiscal Year Outstanding Equity Awards at Fiscal Year-End Table.”	$—	2*	$—	2*
Adjusted All Other Compensation[3,4]	We provided certain benefits and perquisites to Mr. Heppner including supplemental medical coverage, a 401(K) plan and payment of country club dues, while he was employed. For additional information on perquisites provided to Mr. Heppner, see the section titled “Executive Compensation-Summary Compensation Table.”	$554,499		$1,326,425
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
		$2,855,701		$2,825,153
Related Party Transactions
HCLP Loan Agreement6†16
Pursuant to the HCLP Loan Agreement, we make payments to HCLP on our secured loans from HCLP, primarily in the form of principal and interest payments. The majority of HCLP is indirectly owned by The Highland Investment Holdings Trust, of which Mr. Heppner and his family are the beneficiaries. As of March 31, 2025, we had approximately $94.4 million (including an unamortized premium thereon) of debt outstanding derived from our secured loans with HCLP in principal amount. We have in the past, and we may in the future, pay fees to HCLP to extend the maturity date of our secured loans. For additional information on the HCLP Loan Agreement, see the section titled “Certain Relationships and Related Party Transactions, and Director Independence-Relationships with Other Parties.” Copies of the HCLP Loan Agreement and amendments thereto are included as Exhibits 10.12.1 through 10.12.14 and 10.13.1 through 10.13.17 to this Annual Report on Form 10-K.
		$10,920,464	[7]	$9,093,409	[7]
Aircraft Sublease	Pursuant to the Aircraft Sublease, which were effective January 1, 2022 and January 1, 2023, Bradley Capital subleases an aircraft, without a crew, to Beneficient USA for up to three hundred (300) hours of use. Beneficient USA pays certain quarterly rental fees plus direct operating expenses, and Bradley Capital pays the fixed and variable costs of operating the aircraft. For additional information on the Aircraft Sublease, see the sections titled “Executive Compensation-Narrative Disclosure to the Summary Compensation Table” and “Certain Relationships and Related Party Transactions-Relationships with Other Parties.” The Aircraft Sublease expired on January 1, 2024.	$—		$—	8*
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
		$—	[9]	$—	[10]

Executive Compensation
		Amount Paid or Accrued
Type	Explanation	FY 2026		FY 2025
Equity Securities Structurally Senior to our Common Stock
BCH Preferred A-0 Unit Accounts	As of March 31, 2026, BHI held BCH Preferred A-0 Unit Accounts with an estimated capital account balance of $206,262,822. Additionally, as of March 31, 2026, BHI is owed quarterly guaranteed payments of approximately $60,736,242. BHI is directly owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries. As a holder of the BCH Preferred A-0 Unit Accounts, BHI is entitled to receive quarterly guaranteed cash payments equal to 1.50% per fiscal quarter (or 6.0% per annum) of its BCH Preferred A-0 Unit Accounts capital account balance on an annual basis, subject to the terms of an agreement to defer delivery of such payments until November 15, 2024. Ben has accrued such quarterly guaranteed cash payments, but such amounts remain unpaid as of the date of this Annual Report. See “Description of Securities-Limited Partner Interests in BCH”, “Executive Compensation-Narrative Disclosure to the Summary Compensation Table” and “Certain Relationships and Related Party Transactions-Beneficient Company Holdings, L.P. Interests” for additional information on payments made to BHI as a holder of BCH Preferred A-0 Unit Accounts.	$15,400,000	11*	$14,500,000	11*
BCH Preferred A-1 Unit Accounts	As of March 31, 2026, BHI held BCH Preferred A-1 Unit Accounts with an estimated capital account balance of $644,062,834 and an estimated hypothetical capital account of $790,697,797. BHI is directly owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries. As a holder of the BCH Preferred A-1 Unit Accounts, BHI is entitled to (i) a quarterly preferred return equal to the hypothetical capital account balance of such BCH Preferred A-1 Unit Accounts multiplied by the most recent 90-Day Average Secured Overnight Financing Rate as published by the Federal Reserve Bank of New York prior to each fiscal quarter plus 0.5% (2.0% per annum) and allocable by a corresponding increase to the BCH Preferred A-1 Unit Accounts capital account, subject to an agreement to waive and defer the accrual of such payments that expired on December 31, 2024, (ii) tax distributions for any period in which there is an allocation of income related to the quarterly preferred return and (iii) allocations from sale proceeds of BCH in an amount up to their hypothetical BCH Preferred A-1 Unit Accounts capital account. See “Description of Securities-Limited Partner Interests in BCH”, “Executive Compensation-Narrative Disclosure to the Summary Compensation Table” and “Certain Relationships and Related Party Transactions, and Director Independence-Beneficient Company Holdings, L.P. Interests” for additional information on payments made to BHI as a holder of BCH Preferred A-1 Unit Accounts.	$47,649,832	12*	$12,225,869	12*
BCH Class S Ordinary Units	As of March 31, 2026, BHI held BCH Class S Ordinary Units with an estimated capital account balance of $30,053. BHI is directly owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries. Following certain allocations of income to the BCH Class S Ordinary Units, the capital account balance associated with such BCH Class S Ordinary Units shall be reduced by the amount so allocated and, in exchange, BHI is entitled to an equal number of BCH Class S Ordinary Units and BCH Class S Preferred Units equal to the amount of the reduction in the capital account divided by the closing price of the Class A common stock on the date of such exchange. See “Description of Securities—Limited Partner Interests in BCH”, “Executive Compensation—Narrative Disclosure to the Summary Compensation Table” and “Certain Relationships and Related Party Transactions—Beneficient Company Holdings, L.P. Interests” for additional information on limited partner interests issued to BHI as a holder of BCH Class S Ordinary Units.	$—		$—
BCH Class S Preferred Units	As of March 31, 2026, BHI held BCH Class S Preferred Units with an estimated capital account balance of $183 and an estimated hypothetical capital account of $128,464. BHI is directly owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries. Holders of the BCH Class S Preferred Units are entitled to receive (i) a quarterly preferred return (the “Quarterly Class S Preferred Unit Return”) equal to the hypothetical capital account balance of such BCH Class S Preferred Units multiplied by the base rate and allocable by a corresponding increase to the BCH Class S Preferred Unit capital account, subject to an agreement to waive and defer the accrual of such payments until December 31, 2024 and (ii) allocations of sale proceeds of BCH in an amount up to their hypothetical BCH Class S Preferred Unit capital account, thereby increasing such holder’s BCH Class S Preferred Unit capital account and resulting distributions. See “Description of Securities-Limited Partner Interests in BCH”, “Executive Compensation-Narrative Disclosure to the Summary Compensation Table” and “Certain Relationships and Related Party Transactions-Beneficient Company Holdings, L.P. Interests” for additional information on payments made to BHI as a holder of BCH Class S Preferred Units.	$7,742	13*	$1,987	13*

Executive Compensation
Amount Paid or Accrued
Type	Explanation	FY 2026		FY 2025
BCH FLP-1 Unit Accounts	As of March 31, 2026, BHI held BCH FLP-1 Unit Accounts Units with an estimated capital account balance of $0.00 as amounts allocated are converted to BCH Class S Ordinary and/or BCH Class S Preferred Units as described below. BHI is directly owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries. As a holder of the BCH FLP-1 Unit Accounts, BHI is entitled to receive (i) quarterly issuances of an equal amount of BCH Class S Ordinary Units and BCH Class S Preferred Units that in aggregate is equal to the income allocated to BCH FLP-1 Unit Accounts pursuant to the Eighth A&R BCH LPA, which is 50.5% of (1) 15% of profits from financing activities of BCH and (2) Excess EBITDA Margin, which generally relates to the fee-generating businesses of Ben, (ii) upon its allocation of income of BCH in accordance with the Eighth A&R BCH LPA, additional BCH Class S Ordinary Units and BCH Class S Preferred Units, (iii) an allocation of a portion of any upward carrying value adjustment as calculated pursuant to Internal Revenue Code Section 704(b) and (iv) annual tax distributions. See “Description of Securities-Limited Partner Interests in BCH”, “Executive Compensation-Narrative Disclosure to the Summary Compensation Table” and “Certain Relationships and Related Party Transactions-Beneficient Company Holdings, L.P. Interests” for additional information on payments made and limited partner interests issued to BHI as a holder of BCH FLP-1 Unit Accounts.	$6,726,444	14*	$1,035,396	15*
BCH FLP-2 Unit Accounts	As of March 31, 2026, BMP held BCH FLP-2 Unit Accounts Units with an estimated capital account balance of $0.00. BMP is owned by certain of the directors, officers and employees of Ben and a limited number of former employees. BHI is directly owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries. Mr. Heppner does not hold an interest in BMP. When an employee forfeits their interest in BMP, BHI holds such interests until they are reissued to a participant. As a result, BHI may occasionally hold the forfeited interests of a former employee in BMP. However, BHI does not currently hold any such forfeited interests. As the holder of BCH FLP-2 Unit Accounts, BMP is entitled to receive (i) quarterly issuances of an equal amount of BCH Class S Ordinary Units and BCH Class S Preferred Units that in aggregate is equal to the income allocated to BCH FLP-2 Unit Accounts pursuant to the Eighth A&R BCH LPA, which is 49.5% of (1) 15% of profits from financing activities of BCH and (2) Excess EBITDA Margin (as defined herein), which generally relates to the fee-generating businesses of Ben, (ii) annual tax distributions, (iii) upon its allocation of income of BCH in accordance with the Eighth A&R BCH LPA, additional BCH Class S Ordinary Units and BCH Class S Preferred Units and (iv) an allocation of a portion of any upward carrying value adjustment as calculated pursuant to Internal Revenue Code Section 704(b). See “Description of Securities- Limited Partner Interests in BCH”, “Executive Compensation- Narrative Disclosure to the Summary Compensation Table” and “Certain Relationships and Related Party Transactions, and Director Independence-Beneficient Company Holdings, L.P. Interests” for additional information on payments made and limited partner interests issued to BMP as a holder of the BCH FLP-2 Unit Accounts.	$—		$—
BCH FLP-3 Unit Accounts	As of March 31, 2026, BHI held BCH FLP-3 Unit Accounts Units with an estimated capital account balance of $744,325. The BCH FLP-3 Unit Accounts are designed to have a capital account of $0.00 as allocations are typically payable in cash upon issuance. However, as of March 31, 2026, the Company owed BHI $744,325 in cash distributions in connection with a previous allocation resulting in a capital account balance of $744,325. BHI is directly owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries. As the holder of BCH FLP-3 Unit Accounts, BHI is entitled to receive quarterly tax and other distributions equal to 100% of the amount of the profit allocated to BHI’s BCH FLP-3 Unit Accounts capital balance. BCH FLP-3 Unit Accounts are allocated profits from financing activities of Ben equal to the lesser of 5% of quarterly net financing revenues and 10% of the average annualized stated interest (to the extent constituting net financing revenues) of the quarterly average of new ExAlt Loans issued during the previous 12 months. See “Description of Securities-Limited Partner Interests in BCH”, “Certain Relationships and Related Party Transactions, and Director Independence-Beneficient Company Holdings, L.P. Interests” for additional information on payments made to BHI as a holder of BCH FLP-3 Unit Accounts.	$—		$—

*	Such amount does not represent cash actually paid.
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

2	Represents the aggregate grant date fair value of stock awards computed in accordance with ASC Topic 718. There were no awards in FY2025 or FY2026.

3	Amounts shown exclude certain payments made pursuant to the Bradley Capital Agreement, which are addressed below, and are not the same as reflected in the Summary Compensation Table.
4
In the past, the Company has paid legal fees on behalf of Mr. Heppner as indemnification. In FY2025, legal fees incurred on behalf of Mr. Heppner as indemnification totaled $7.0 million. In FY2026, legal fees incurred on behalf of Mr. Heppner as indemnification totaled $8.8 million. Substantially all of the remaining outstanding invoices through March 31, 2026 are expected to be eligible for reimbursement by the D&O insurance carrier.

5	As of March 31, 2026 and 2025, $6.7 million and $3.9 million, respectively, was owed and unpaid to Bradley Capital under the terms of the Bradley Capital Agreement related to the ongoing aspects of this services agreement. Total payments made to Bradley Capital during FY2025 related to amounts owed and unpaid totaled $2.5 million. Not amounts were paid to Bradley Capital during FY2026.
†	Subsequent to March 31, 2026, additional interest is accruing at a rate of approximately $0.9 million per month but has not been paid.
6
In the past, the Company has paid legal fees on behalf of HCLP pursuant to the indemnification obligations under the HCLP Loan Agreement. Legal fees were incurred on behalf of HCLP pursuant to indemnification obligations in the amount of $1.9 million during FY2025. Legal fees were incurred on behalf of HCLP pursuant to indemnification obligations in the amount of $1.6 million during FY2026. As of March 31, 2026, approximately $2.7 million in outstanding invoices remained outstanding for which HCLP is seeking indemnification under the HCLP Loan Agreement.

7	Amount represent monthly interest that was accrued during FY2026 and FY2025. No monthly interest payments were made during either period.
8	Contract expired on January 1, 2024. Through March 31, 2026, no amounts of the $10.8 million total obligation related to the aircraft sublease have been paid.
9	Ben had outstanding payables of $2.4 million to charitable entities to which HERO serves as an advisor. However, Mr. Heppner does not have final decision-making authority on the ultimate use of these amounts.
10	Ben had outstanding payables of $2.3 million to charitable entities to which HERO serves as an advisor. However, Mr. Heppner does not have final decision-making authority on the ultimate use of these amounts.
11	Represents amount of Guaranteed Payment accrued, but unpaid, for the period.
12	Represents amount of the Accrued Quarterly Preferred Series A-1 Return accrued, but unpaid, for the period.
13	Represents amount of the Accrued Quarterly Class S Preferred Return accrued, but unpaid, for the period.
14	Represents a portion of the upward adjustment of the carrying value of the assets of BCH during the current fiscal year totaling approximately 2,295,000 BCH Class S Ordinary Units of which, once issued, 50.50% are allocable to BHI as the holder of the BCH FLP-1 Unit Accounts. However, due to the limitations of the Compensation Policy, the number of Class S Ordinary Units issuable to-date has been limited. As of March 31, 2026, there has been no allocation of the carrying value adjustment among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts and no issuance of any BCH Class S Ordinary Units as a result of such adjustment. See “Certain Relationships and Related Party Transactions - Beneficient Company Holdings, L.P. Interests - BCH FLP-1 Unit Accounts” for additional information. The estimated value of the Class S Ordinary Units allocable to BHI, once issued, using the closing price of the Class A common stock as of March 31, 2026 as a proxy, was $4.1 million.
15
Represents a portion of the upward adjustment of the carrying value of the assets of BCH during FY2025 totaling approximately 104,500 BCH Class S Ordinary Units of which, once issued, 50.50% are allocable to BHI as the holder of the BCH FLP-1 Unit Accounts. However, due to the limitations of the Compensation Policy, the number of Class S Ordinary Units issuable to-date has been limited. As of March 31, 2026, there has been no allocation of the carrying value adjustment among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts and no issuance of any BCH Class S Ordinary Units as a result of such adjustment. See “Certain Relationships and Related Party Transactions - Beneficient Company Holdings, L.P. Interests - BCH FLP-1 Unit Accounts” for additional information. The estimated value of the Class S Ordinary Units allocable to BHI, once issued, using the closing price of the Class A common stock as of March 31, 2026 as a proxy, was $185 thousand.

16	On May 7, 2026, Mr. Heppner was convicted of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, and false statements to auditors. At trial, it was established that Mr. Heppner fabricated the HCLP Loan, that HCLP was controlled by Mr. Heppner and that monies paid to HCLP in connection with the HCLP Loan were paid to Mr. Heppner. The Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP.
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
2023 Incentive Plan
On June 6, 2023, Company’s board of directors adopted the 2023 Incentive Plan. Effective March 27, 2026, the 2023 Incentive Plan was amended. Under the 2023 Incentive Plan, as amended, subject to certain adjustments, the aggregate number of shares of Class A common stock issuable under the 2023 Incentive Plan in respect of awards is equal to 1,000,000 shares plus 15% of the aggregate number of shares issued and outstanding or then issuable upon the conversion of outstanding securities of the Company or its subsidiaries determined as of the Effective Date, of which 100% of the available shares may be delivered pursuant to incentive stock options. Notwithstanding the foregoing, on the first trading date of each calendar quarter, the number of shares of Class A common stock available under the 2023 Incentive Plan is to be increased so that the total number of shares issuable under the 2023 Incentive Plan is to be equal to the lesser of (i) 200,000,000 shares, and (ii) 1,000,000 shares plus 15% of the total number of shares issued and outstanding or then issuable upon the conversion of outstanding securities of the Company or its subsidiaries, as determined as of the Adjustment Date (as defined in the 2023 Incentive Plan), provided that no such adjustment will have any effect on the ISO Limit (as defined in the 2023 Incentive Plan), except for any adjustments summarized therein. Beneficient’s Compensation Policy, which became effective upon the consummation of the Business Combination, will limit the number of awards that can be made each year pursuant to the 2023 Incentive Plan. In connection with the 2024 Reverse Stock Split and the 2025 Reverse Stock Split, equity awards granted pursuant to the 2023 Incentive Plan were proportionally reduced in the same ratio as the reduction in the number of shares of outstanding Common Stock, except that any fractional shares resulting from such reduction will be rounded down to the nearest whole share.
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
Effective Date and Expiration. The 2023 Incentive Plan was ratified and adopted by the Beneficient board of directors on June 6, 2023. The First Amendment to the 2023 Incentive Plan was ratified and approved by the Beneficient board of directors on March 10, 2026 and approved by the Company’s shareholders at a meeting held on March 27, 2026. Unless sooner terminated by the Board of Directors, the 2023 Incentive Plan will terminate and expire on the tenth anniversary of the June 6, 2023 effective date. No award may be made under the 2023 Incentive Plan after its expiration date, but awards made prior thereto may extend beyond that date.
Share Authorization. Subject to certain adjustments, the aggregate number of shares of our Class A common stock expected to be issuable under the 2023 Incentive Plan in respect of awards will be equal to 1,000,000 shares plus 15% of the aggregate number of shares issued and outstanding or then issuable upon the conversion of outstanding securities of the Company or its subsidiaries determined as of the effective date, of which 100% of the available shares may be delivered pursuant to incentive stock options (the “ISO Limit”). Notwithstanding the foregoing, on the first trading date of each calendar quarter (the “Adjustment Date”), the number of shares of Class A common stock available under the 2023 Incentive Plan shall be increased so that the total number of shares issuable under the 2023 Incentive Plan shall be equal to the lesser of (i) 200,000,000 shares, and (ii) 1,000,000 shares plus 15% of the total number of shares issued and outstanding or then issuable upon the conversion of outstanding securities of the Company or its subsidiaries, as determined as of the Adjustment Date, provided that no such adjustment shall have any effect on the ISO Limit, except for any adjustments summarized below.
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
Eligibility. Employees (including any employee who is also a director or an officer), contractors, and non-employee directors of Beneficient or its subsidiaries whose judgment, initiative and efforts contributed to or may be expected to contribute to the successful performance of Beneficient are eligible to participate in the 2023 Incentive Plan. As of June 22, 2026, Beneficient (including its subsidiaries) had approximately 50 employees and five non-employee directors. The Audit Committee will, with respect to directors and executive officers, and the Compensation Committee with respect to all other persons, determine who will participate in the 2023 Incentive Plan in order to attract, reward and retain top performers and key management.
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
Director Compensation
The following table sets forth the cash and non-cash compensation awarded to or earned by each non-employee who served as a member of the board of directors of Beneficient during the fiscal year ended March 31, 2026.

Director’s Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
Peter T. Cangany, Jr.	$210,000	(1)	$420,000	(2)	$—	$—		$630,000
Patrick J. Donegan(3)	—		—		—	—		$—
Derek L. Fletcher(4)	—		—		—	—		$—
Mack Hicks(5)	—		—		—	—		$—
Thomas O. Hicks(6)	109,130	(7)	—		—	102,310	(8)	$211,440
Bruce W. Schnitzer	160,000	(9)	615,664	(10)	—	150,000	(11)	$925,664
Karen J. Wendel(2)	—		—		—	—		$—

(1)	Represents aggregate cash compensation earned by Mr. Cangany for his service as a director, including chairman for a portion of FY2026, a member, including the chair, of the Audit Committee, and a member of the Enterprise Risk Committee. No cash payments were made to Mr. Cangany during FY2026.
(2)	On December 5, 2025, Mr. Cangany received a restricted stock award totaling 79,461 shares of Class A common stock in settlement of $420,000 of director fees earned and accrued through December 31, 2024. Such award was fully vested on the date of grant. The number of Class A common shares was determined using the closing price ($5.29) of the Class A common stock on December 4, 2025.
(3)	The board of directors has not yet determined the cash and non-cash compensation for Mr. Donegan and Ms. Wendel for FY2026.
(4)	Derek L. Fletcher, President of BFF and Chief Fiduciary Officer, was not compensated for his service on the Board during fiscal 2026. The compensation received by Mr. Fletcher for his service as the President of BFF and Chief Fiduciary Officer is set forth above under the heading “Summary Compensation Table.”
(5)	Mr. M. Hicks joined the board as a director on March 10, 2026. Mr. M. Hicks has been appointed to the Nominating Committee and Executive Committee of the Board, but his has not yet been appointed to any committees of the board nor has his compensation for serving on the Board and such committees has not yet been determined.
(6)	Mr. T. Hicks passed away on December 6, 2025, and thus his consulting agreement terminated in fiscal 2026, as discussed below.
(7)	Represents aggregate cash consideration earned by Mr. T. Hicks for his service as a director, including chairman for a portion of FY2026, and a member of the Enterprise Risk Committee, through his passing on December 6, 2025. No cash payments were made to Mr. T. Hicks during FY2026 related to his service on the Board.
(8)	Represents cash compensation earned by Mr. T. Hicks under a consulting agreement entered into on June 7, 2023. The consulting agreement provides for an annual fee of $150,000 and terminated upon the death of Mr. T. Hicks on December 6, 2025. No cash payments were made to Mr. T. Hicks during FY2026 related to his consulting agreement.
(9)	Represents aggregate cash consideration earned by Mr. Schnitzer for his service as a director and a member of the Enterprise Risk Committee. No cash payments were made to Mr. Schnitzer during FY2026 related to his service on the Board.

(11)	On December 5, 2025, Mr. Schnitzer received a restricted stock award totaling 116,479 shares of Class A common stock in settlement of $615,664 of director and consulting fees earned and accrued through December 31, 2024. Such award fully vested on the date of the grant. The number of Class A common shares was determined using the closing price ($5.29) of the Class A common stock on December 4, 2025.
(10)	Represents cash compensation earned by Mr. Schnitzer under a consulting agreement entered into on June 7, 2023. The consulting agreement provides for an annual fee of $150,000. No cash payments were made to Mr. Schnitzer during FY2026 related to his consulting agreement.
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
As described elsewhere in this Annual Report on Form 10-K, effective March 10, 2026, the Board determined to dissolve the Community Reinvestment Committee, the Enterprise Risk Committee, the Credit Committee, and the Products and Related Party Transactions Committee.
Non-employee directors also may receive equity compensation pursuant to the non-employee director compensation program in the amount of $150,000.
The Compensation Committee is analyzing the compensation payable to the non-employee directors and intends to adopt a policy to compensate non-employee directors.
Director Agreements
On September 13, 2017, BCG entered into a director agreement with Mr. Thomas O. Hicks, which became effective upon the occurrence of a certain transaction described therein, pursuant to which (i) Mr. T. Hicks received base compensation of $300,000 per year, and (ii) Mr. T. Hicks was granted an award of restricted equity units with a fair market value of $1,000,000 on the date of grant. Mr. T. Hicks was also granted an award of 13.5% of the participating interests available for issuance pursuant to the Beneficient Management Partners, L.P. 2017 Equity Incentive Plan. Mr. T. Hicks’ agreement has an initial term of seven (7) years, subject to earlier termination as provided therein. In the event the initial term is terminated before it expires due to a removal or because Mr. T. Hicks is not re-elected or re-appointed, in each case without cause (as defined in the agreement), the annual compensation fee will continue to be paid through the end of the initial term. In connection with his director agreement, Mr. T. Hicks agreed to confidentiality, intellectual property protection and non-competition provisions. On June 7, 2023, we entered into a consulting agreement with Mr. T. Hicks to replace and supersede his director agreement, the terms of which are described below.
On September 18, 2017, BCG entered into a director agreement with Mr. Bruce W. Schnitzer, which became effective upon the occurrence of a certain transaction described therein, pursuant to which (i) Mr. Schnitzer receives base compensation of $300,000 per year, and (ii) Mr. Schnitzer was granted an award of restricted equity units with a fair market value of $1,000,000 on the date of grant. Mr. Schnitzer was also granted an award of 13.5% of the participating interests available for issuance pursuant to the Beneficient Management Partners, L.P. 2017 Equity Incentive Plan. Mr. Schnitzer’s agreement has an initial term of seven (7) years, subject to earlier termination as provided therein. In the event the initial term is terminated before it expires due to a removal or because Mr. Schnitzer is not re-elected or re-appointed, in each case without cause (as defined in the agreement), the annual compensation fee will continue to be paid through the end of the initial term. In connection with his director agreement, Mr. Schnitzer agreed to confidentiality, intellectual property protection and non-competition provisions. On June 7, 2023, we entered into a consulting agreement with Mr. Schnitzer to replace and supersede his director agreement, the terms of which are described below.
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
Consulting Agreements
On June 6, 2023, BCG terminated the existing director agreements for Messrs. Thomas Hicks and Schnitzer. In addition, in connection with the closing, on June 7, 2023, each of Messrs. T. Hicks and Schnitzer entered into consulting agreements with Beneficient to replace and supersede their respective existing director agreements as described above. Pursuant to the consulting agreements, Messrs. T. Hicks and Schnitzer agreed to mentor, advise and support Beneficient and its related entities regarding its business of providing services, insurance, liquidity and financing for alternative asset holders and each receive an annual cash fee of $150,000 per year. Such consulting fee is in addition to the annual cash retainer each of Messrs. T. Hicks and Schnitzer receive under the director compensation program. The consulting agreements acknowledge the continuing effectiveness of certain provisions in the director agreements regarding equity awards previously awarded to Messrs. T. Hicks and Schnitzer under the director agreements as described above.
The consulting agreements have an initial term of one (1) year and automatically renew for successive one (1) year terms unless sooner terminated in accordance with their terms. In the event the initial or any renewal term is terminated before it expires due to a removal or because Messrs. T. Hicks and Schnitzer is not re-elected or re- appointed, in each case without cause (as defined in the consulting agreement), the annual consulting fee will continue to be paid through the end of the initial or renewal term, as applicable. In connection with the consulting agreements, Messrs. T. Hicks and Schnitzer agreed to confidentiality and intellectual property protection provisions. Mr. T. Hicks passed away on December 6, 2025 and thus his above referenced consulting agreement terminated during fiscal 2026.
Compensation Committee Interlocks and Insider Participation
During FY2026, Messrs. T. Hicks, until his passing on December 6, 2025, and Schnitzer served as members of the Compensation Committee, neither of whom was, during the fiscal year, an officer or employee of the Company and neither of whom has ever served as an officer of the Company. Each of Messrs. T. Hicks and Schnitzer entered into a consulting agreement with Beneficient on June 7, 2023. Pursuant to the consulting agreements, each of Messrs. T. Hicks and Schnitzer agreed to mentor, advise and support Beneficient and its related entities regarding its business of providing services, insurance, liquidity and financing for alternative asset holders and each receive an annual cash fee of $150,000 per year. Derek L. Fletcher, President of BFF & Chief Fiduciary Officer and Director of Beneficient, and Karen J. Wendel became members of the Compensation Committee in FY2026.
None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or Compensation Committee of any other entity that has one or more executive officers serving on our board of directors or compensation committee.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of June 22, 2026, the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our named executive officers and directors; and (iii) all of our executive officers and directors as a group. There were 14,488,560 shares of Class A common stock and 29,908 shares of Class B common stock outstanding as of June 22, 2026.
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
Unless otherwise indicated in the footnotes to the following table and subject to applicable community property laws, we believe that all persons named in the table below have, or may be deemed to have, sole voting and investment power with respect to all Beneficient common stock to be beneficially owned by them. Additionally, the following table does not reflect record or beneficial ownership of any (i) Class A common stock issuable upon exercise of our outstanding warrants to purchase one share of our Class A Common Stock and one share of our Series A preferred stock, par value $0.001 per share, at an exercise price of $7,360 and (ii) certain equity incentive awards that are subject to vesting conditions that have not yet been satisfied. However, shares that a person has the right to acquire within 60 days of June 22, 2026 are deemed issued and outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed issued and outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.

The following table does not include shares of Class A common stock that may be issued in exchange for interests in BCH, some of which convert into Class A common stock based upon their capital account balance calculated in accordance with Section 704 of the Internal Revenue Code. Except as otherwise noted below, the address for persons or entities listed in the table is c/o Beneficient, 325 N. Saint Paul St., Suite 4850, Dallas, Texas 75201. On April 18, 2024, the Company effected the reverse stock split of its common stock at a ratio of eighty (80) to one (1). Additionally, on December 15, 2025, the Company effected the reverse stock split of its common stock at a ratio of eight (8) to one (1). All information in the following tables and footnotes below have been updated to reflect the reverse stock splits unless otherwise provided.

	Class B Common Stock			Class A Common Stock
Name of Beneficial Owner(1)	Number of Shares of Class B common stock Beneficially Owned(2)		Percentage of Outstanding Class B common stock	Number of Shares of Class A Common Stock Beneficially Owned(2)		Percentage of Outstanding Class A common stock		Percentage of Total Voting Power of Class A and Class B common stock(3)
Named Executive Officers and Directors
Brad K. Heppner(4)	27,687	(5)	92.6%	1,848	(7)	*		1.9%
Derek L. Fletcher	—		—	417	(8)	*		*
Peter T. Cangany, Jr.	—		—	132,714	(9)	*		*
Mack Hicks	2,066	(6)	6.9%	11,710,609	(10)	80.8%		79.3%
James G. Silk(11)	—		—	1,101,389	(12)	7.6%		7.4%
Bruce W. Schnitzer	155		*	117,967	(13)	*		*
Karen J. Wendel	—		—	35,289	(14)	*		*
Patrick J. Donegan	—		—	26,651	(15)	*		*
Greg W. Ezell	—		—	277	(16)	*		*
All current directors and executive officers of Beneficient as a group (9 individuals)	2,221		7.4%	13,125,489		90.2%		88.5%
Other 5% Holders
HH-BDH, LLC (17)	—		—	11,710,609		80.8%	0	79.3%

*	Indicates, as applicable, (i) less than one percent of Beneficient total voting power of Class A common stock outstanding and Class B common stock and (ii) less than one percent ownership of Class A common stock and Class B common stock.
1)
For purposes of this table, a person or group of persons is deemed to have beneficial ownership of any shares of Beneficient common stock that such person has the right to acquire within 60 days of June 22, 2026. For purposes of computing the percentage of outstanding shares of Beneficient common stock held by each person or group of persons named above, any shares of Beneficient common stock that such person or persons have the right to acquire within 60 days of the date of June 22, 2026 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

2)	Class B common stock will be convertible at any time by the holder into shares of Class A common stock on a one-for-one basis, such that each holder of Class B common stock beneficially owns an equivalent number of shares of Class A common stock. The number of shares of Class A common stock beneficially owned does not give effect to any such conversion of Class B common stock.
3)	Percentage of total voting power represents voting power with respect to all shares of our Class A common stock and Class B common stock, as a single class. Each holder of Class B common stock is entitled to 10 votes per share of Class B common stock and each holder of Class A common stock is entitled to one vote per share of Class A common stock on all matters submitted to our stockholders for a vote. The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by law and the election of Class B Directors.
4)	Mr. Heppner resigned from the Board of Directors and from his role as Chief Executive Officer effective June 19, 2025.
5)	Represents shares of Class B common stock held by BHI. BHI is an entity held by The Highland Business Holdings Trust of which Mr. Heppner is a beneficiary and a trustee and, in such capacity, has the sole power to vote and direct the disposition of such shares. Therefore, such shares are deemed to be beneficially owned by Mr. Heppner and The Highland Business Holdings Trust.

6)	Represents shares of Class B common stock held by Hicks Holdings Operating, LLC. Mr. M. Hicks is the sole member of Hicks Holdings Operating, LLC, and he has the power to vote and direct the disposition of such shares.
7)	Includes (i) 857 shares of Class A common stock and (ii) 991 shares of Class A Common Stock issuable upon settlement of vested restricted stock units held by Mr. Heppner.

8)	Includes (i) 151 shares of Class A common stock and (ii) 266 shares of Class A Common Stock issuable upon settlement of vested restricted stock units held by Mr. Fletcher.
9)	Includes (i) 79,501 shares of Class A Common Stock, (ii) 12,500 shares of Class A Common Stock held by The Cangany Group, LLC, a limited liability company for which Mr. Cangany serves as a manager and, in such capacity, has the power to vote and direct the disposition of such shares, (iii) 40,626 shares of Class A Common Stock held by Cangany Capital Management, LLC, a limited liability company for which Mr. Cangany serves as a manager and, in such capacity, has the power to vote and direct the disposition of such shares, and (v) 87 shares of Class A Common Stock issuable upon settlement of vested restricted stock units held by Mr. Cangany.
10)	Includes 11,710,609 shares of Class A common stock held by HH-BDH for which Mr. Hicks serves as the managing member of its general partner and, in such capacity, has the power to vote and direct the disposition of such shares.
11)	Effective May 10, 2024, Mr. Silk resigned from his positions of Director of the Company and Executive Vice President and Chief Legal Officer. Effective July 20, 2025, Mr. Silk rejoined the Company as Interim Chief Executive Officer and became permanent Chief Executive Officer on June 24, 2026.
12)	Includes (i) 1,101,129 shares of Class A common stock, and (ii) 260 shares of Class A Common Stock issuable upon settlement of vested restricted stock units held by Mr. Silk.
13)	Includes (i) 117,854 shares of Class A Common Stock and (ii) 113 shares of Class A Common Stock issuable upon settlement of vested restricted stock units held by Mr. Schnitzer.
14)
Includes (i) 25,914 shares of Class A common stock issuable upon settlement of vested restricted stock units held by Ms. Wendel and (ii) the vested or deemed vested portion of a stock option representing the right to purchase 12,500 shares of Class A common stock, of which 9,375 shares have vested or will vest within sixty days of June 22, 2026.

15)
Includes (i) 17,276 shares of Class A common stock issuable upon settlement of vested restricted stock units held by Mr. Donegan and (ii) the vested or deemed vested portion of a stock option representing the right to purchase 12,500 shares of Class A common stock, of which 9,375 shares have vested or will vest within sixty days of June 22, 2026.

16)	Includes (i) 96 shares of Class A common stock, and (ii) 181 shares of Class A Common Stock issuable upon settlement of vested restricted stock units held by Mr. Ezell.
17)	HH-BDH LLC, a limited liability company for which Hicks Holdings Operating, LLC serves as the sole member and, as the sole member of Hicks Holdings Operating, LLC, Mr. M. Hicks has the power to vote and direct the disposition of such shares. The business address of HH-BDH LLC is 2200 Ross Ave., Suite 4600 W, Dallas, Texas 75201.
Certain BCH Non-Controlling Interests
The following table sets forth information regarding the capitalization of BCH, with the equity values in BCH based upon the estimated capital account balances as determined pursuant to Section 704 of the Internal Revenue Code, as of March 31, 2026. These capital account balances are estimated based on a deemed liquidation value of $1.1 billion as of March 31, 2026 (after payment of amounts associated with hypothetical capital account balances) and an assumed conversion price of $3.8197 per share of Class A common stock.
As a result of the consummation of the Business Combination, an adjustment to the carrying value of BCH’s assets of $321.9 million occurred. Pursuant to the BCH LPA, approximately 50,300 BCH Class S Ordinary Units would be issuable as a result of the carrying value adjustment. Additionally, subsequent to the Business Combination through March 31, 2026, additional carrying value adjustments occurred, and approximately 2,470,100 (inclusive of the 50,300 units described above) BCH Class S Ordinary Units would be issuable through March 31, 2026 as a result of such carrying value adjustments, subject to the Compensation Policy. Under the Compensation Policy, unless amended or waived, the number of BCH Class S Ordinary Units that may be issued as a result of the carrying value adjustment is limited and requires approval of the Board; provided that any such BCH Class S Ordinary Units that were not be issued under the carrying value provision may be issued in subsequent years in accordance with the Compensation Policy. As of March 31, 2026, there has been no allocation of the carrying value adjustment among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts and no issuance of any BCH Class S Ordinary Units as a result of such adjustment.
None of the BCH securities identified in the table below are included in the beneficial ownership table reported above as they are either (i) not exchangeable for Class A common stock within 60 days of June 22, 2026, due to exchange limitations set forth in the BCH A&R LPA, dated April 18, 2024 and amended on September 30, 2024, and the Exchange Agreement, dated June 7, 2023, by and between the Company, BCH and Ben LLC, or (ii) in the case of the BCH Preferred A-1, which beginning January 1, 2025, are exchangeable for Class A common stock subject to a 20% annual limitation, the current conversion price of $6,720.00 far exceeds the current market price of the Class A common stock.

	As of March 31, 2026(1)
(Dollars in thousands)	Hypothetical Capital Account Balance	Capital Account Balance
BCH Equity Securities:
Class A Units held by Beneficient	$—	$55,190
Class S Ordinary Units	—	32
Class S Preferred Units	253	—
Preferred Series A Subclass 0	—	252,796
Preferred Series A Subclass 1	930,742	760,895
Subtotal BCH Equity	$930,995	$1,068,913

(1)
The table is based upon estimated capital account balances as of March 31, 2026 as determined pursuant to Section 704 of the Internal Revenue Code, and such estimates are subject to adjustment. The estimated amounts are based on a deemed liquidation value of $1.1 billion after payment of amounts associated with hypothetical capital account balances.

Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
The following table provides information as of March 31, 2026 about compensation plans under which shares of Class A common stock may be issued to employees, executive officers or members of our Board of Directors upon the exercise of options, warrants or rights under all of our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column
Equity compensation plans approved by security holders	522,665		$—	3,741,333	(1)
Equity compensation plans not approved by security holders	3,053	(2)	—	—	(3)
Total	525,718		—	3,741,333

(1)	Represents shares of Class A common stock available for issuance under the 2023 Incentive Plan, as amended in March 2026, which permits the issuance of incentive stock options, nonqualified stock options, shares of restricted stock, stock appreciation rights, restricted stock units, performance awards, dividend equivalent rights and other awards. As described below, no additional awards may be issued under the 2018 Plan. See the description of the 2023 Incentive Plan below for a description of the formula for calculating the number of securities available for issuance under the 2023 Incentive Plan.
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
Plans Approved by Security Holders
2023 Incentive Plan
On June 6, 2023, Company’s board of directors adopted the 2023 Incentive Plan, which was approved by the Company’s stockholders. Effective March 27, 2026, the 2023 Incentive Plan was amended. Under the 2023 Incentive Plan, as amended, subject to certain adjustments, the aggregate number of shares of Class A common stock expected to be issuable under the 2023 Incentive Plan in respect of awards will be equal to 1,000,000 shares plus 15% of the aggregate number of shares issued and outstanding or then issuable upon the conversion of outstanding securities of the Company or its subsidiaries determined as of the date the 2023 Incentive Plan was adopted, of which 100% of the available shares may be delivered pursuant to incentive stock options. Notwithstanding the foregoing, on the first trading date of each calendar quarter, the number of shares of Class A common stock available under the 2023 Incentive Plan is to be increased so that the total number of shares issuable under the 2023 Incentive Plan is to be equal to the lesser of (i) 200,000,000 shares, and (ii) 1,000,000 shares plus 15% of the total number of shares issued and outstanding or then issuable upon the conversion of outstanding securities of the Company or its subsidiaries, as determined as of the such first trading date, provided that no such adjustment shall have any effect on the ISO Limit, except for any adjustments summarized therein. Beneficient’s Compensation Policy, which became effective upon the consummation of the Business Combination, will restrict the number of awards that can be made each year pursuant to the 2023 Incentive Plan, unless waived or amended.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following is a summary of transactions for FY2025 and FY2026 that we have been a party, in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of the average of our total assets at March 31, 2026 and 2025 and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest other than compensation and other arrangements that are described in Item 11 “Executive Compensation and Director Compensation”.
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
Through March 31, 2026, Ben’s originations of liquidity transactions to the Customer ExAlt Trusts have primarily been limited to: (i) the Initial and Second Transactions described above, (ii) the acquisition of $373 million of alternative assets acquired from an unrelated party in exchange for the issuance of BCG Preferred B-2 Unit Accounts in liquidity transactions that closed on and after December 7, 2021 and (iii) the acquisition of alternative assets with a NAV of approximately $37,689,946 from a customer with respect to multi-family real estate alternative assets (“GRID”) in exchange for the issuance of 3,768,995 shares of Series B-1 preferred stock and 11,779 GRID Warrants. The Series B-1 preferred stock converted into 172,574 shares of Class A common stock in October 2023. The Initial and Second Transactions were transacted with a limited number of family offices, fund-of-funds and institutions.
Transaction with GWG and GWG Life, LLC
GWG is Beneficient’s former parent company. Following GWG’s emergence from bankruptcy, shares of Class A common stock held by GWG and its subsidiaries were transferred to the GWG Wind Down Trust in accordance with the Second Amended Plan. Based on the information reported on a Schedule 13D/A filed by the GWG Wind Down Trust on October 8, 2024, the GWG Wind Down Trust held approximately 8% of the outstanding Class A common stock. More recently available publicly-available information indicated that as of June 30, 2025 the GWG Wind Down Trust no longer owned any shares of our Class A common stock. On January 12, 2018, Ben entered into a Master Exchange Agreement, as amended from time to time (the “MEA”), with GWG, GWG Life, LLC, a Delaware limited liability company and wholly-owned subsidiary of GWG (“GWG Life” and, collectively with GWG, the “GWG Parties”), and the 2017-18 Exchange Trusts. The 2017-18 Exchange Trusts agreed to transfer the Common Units they held in BCG to the GWG Parties and receive assets, including GWG’s common stock and GWG Life debt.
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
Transaction with GWG Life, and certain trusts included in the ExAlt Plan
On May 31, 2019, certain trusts included in the ExAlt Plan (the “LiquidTrust Borrowers”) executed a Promissory Note (the “Promissory Note”) payable to GWG Life (acting through a then constituted special committee of the board of directors of GWG) for a principal amount of $65.0 million that matured on June 30, 2023. An initial advance in the principal amount of $50.0 million was funded on June 3, 2019, and a second advance in the principal amount of $15.0 million was funded on November 27, 2019. The proceeds from the Promissory Note were used by the LiquidTrust Borrowers to purchase senior beneficial interests held by certain other trusts of the ExAlt Plan (the “Customer Trusts”). The aforementioned trusts utilized the proceeds to repay loan amounts owed by certain of the Customer Trusts to BCC, a subsidiary of BCG. In accordance with the timeline of the Promissory Note, the LiquidTrust Borrowers purchased senior beneficial interests of $60.0 million prior to December 31, 2019. The remaining purchase of senior beneficial interests occurred during January 2020. All proceeds from the Promissory Note have been utilized by the ExAlt Plan to repay loan amounts owed to BCC by certain of the Customer Trusts. Ben utilized the proceeds from the loan repayments to BCC to provide working capital to BCG and its subsidiaries and to pay other liabilities.
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
BCH issued a total $145.0 million of BCH Preferred C-1 Unit Accounts related to this agreement for cash consideration of equal value under the UPA during calendar years 2020 and 2021.
On November 23, 2021, GWG converted $14.8 million of its BCH Preferred C-1 Unit Accounts to an equal amount of BCH Preferred C-0 Unit Accounts. On December 1, 2021, BCH redeemed GWG’s entire BCH Preferred C-0 Unit Accounts for $14.8 million in cash. In exchange for such payment, GWG agreed to pay BCH an early redemption fee in the amount of $1 million; however, such fee was not paid prior to GWG filing bankruptcy. On July 10, 2023, the remaining BCH Preferred C-1 converted into approximately 68.8 thousand shares of Class A common stock at approximately $2,982 per share, after giving effect to the reverse stock splits effectuated prior to March 31, 2026.
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
In connection with the Second A&R Agreements, BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, that owns a majority of the Class S Ordinary Units, Class S Preferred Units, Preferred A-0 Unit Accounts, Preferred A-1 Unit Accounts, and BCH FLP-1 Unit Accounts issued by BCH, will grant certain tax-related concessions to HCLP as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5% of BCH Preferred A-1 Unit Accounts held by BHI, which will be held by HCLP, may convert to BCH Preferred A-0 Unit Accounts. In addition, recipients of a grant of BCH Preferred A-1 Unit Accounts from BHI will have the right to put an amount of BCH Preferred A-1 Unit Accounts to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred A-1 Unit Accounts from BHI; and provided further, that such put right could not be exercised prior to July 1, 2021. Through March 31, 2026, a total of $3.8 million has been put to the Company, which related to grants of BCH Preferred A-1 Unit Accounts to a director in 2022. The liability was settled for cash during June 2022.
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
The HCLP Loan purportedly matured on April 14, 2025, and on July 30, 2025, we received written notice (the “Notice”) from HCLP that events of default occurred with respect to the Second A&R Agreements. The Notice provided that, among other things, (i) with respect to the First Lien Credit Agreement, a default occurred on April 14, 2025, and has been continuing at all times since that date through July 29, 2025, as a result of BCH’s failure to pay all outstanding obligations (including all principal and accrued interest on the loan made pursuant to the First Lien Credit Agreement) on April 14, 2025, and that such default constitutes an Event of Default (as defined in the First Lien Credit Agreement) (such default, the “First Lien Event of Default”) and (ii) with respect to the Second Lien Credit Agreement, a default also occurred on April 14, 2025, which has been continuing at all times since that date through July 29, 2025, as a result of the First Lien Event of Default, which also constitutes an Event of Default (as defined in the Second Lien Credit Agreement) pursuant to the Second Lien Credit Agreement (the “Second Lien Event of Default,” and together with the First Lien Event of Default, the “Specified Events of Default”).
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
On June 19, 2025, Mr. Heppner resigned from his position as CEO and Chairman of the Board of Directors following a request from the Company’s counsel, acting at the direction of the Audit Committee of the Board of Directors, for Mr. Heppner to sit for a formal interview regarding, among other things, his knowledge of certain documents and information concerning Mr. Heppner’s relationship to HCLP provided to the Company’s auditors in 2019. The interview request was made after the Company identified credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, knowing that these documents would be provided to the Company’s auditors. The Company continues to consider additional information it has learned about other conduct by Mr. Heppner and other persons that purportedly controlled HCLP to determine the extent to which any of that conduct surrounding HCLP was fraudulent. On November 4, 2025, Mr. Heppner was indicted by the United States Southern District of New York charging Mr. Heppner with various counts comprised of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, false statements to auditors, and falsification of records. On May 7, 2026, Mr. Heppner was convicted of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, and false statements to auditors.
On August 5, 2025, HCLP filed a summons with notice in the Supreme Court of the State of New York seeking a judgment against the Company for amounts owed under the HCLP Loan Agreement in addition to attorney’s fees and litigation costs. The summons with notice did not include a complaint and has not been served on the Company. No action is required by the Company until it has been served, which did not occur prior to the automatic dismissal date in December 2025. In light of these circumstances, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including counter claims and litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP. The Company intends to vigorously pursue its claims regarding the validity of such purported indebtedness.
On October 10, 2025, HCLP brought an action in the Delaware Court of Chancery against Delaware Trust Company (“DTC”) individually and as trustee for twenty-five Custody Trusts (the “Custody Trusts”). The Custody Trusts hold collateral against which certain of the Company’s ExAlt Loans are made. HCLP purports to be lender to BCH and its affiliates and, at the time of the action, asserts that the Company owes HCLP approximately $122 million on two loans, which it claims are in default. HCLP further alleges that the Custody Trusts guaranteed the loans that are secured by certain pledge agreements. The action seeks to enforce the guarantees and the pledge agreements and prevent any future distributions to the Company. HCLP also filed a motion for a temporary restraining order that seeks to enjoin DTC, in the interim, from selling, transferring, or encumbering the assets held by the Custody Trusts. The parties entered into an agreed form of order which was approved by the Court. Under the order, DTC agreed to not transfer, sell, encumber or otherwise dispose of the collateral held by the Custody Trusts, which includes any distributions received from the collateral during the pendency of the order, and the parties to the action agreed to request a trial date in mid-2026. On November 21, 2025, the parties stipulated to a form of order that was approved by the Court, which stayed all proceedings until the conclusion of Mr. Heppner’s criminal trial in April 2026. The Company is not named in either the action or the motion. Due to the Company identifying credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP and their agents.
In connection with the amendments to the Second A&R Agreements, Ben agreed to pay extension fees on a percentage of the amount outstanding under the Second A&R Agreements as of the date of the respective amendment. The parties to the Second A&R Agreements no longer plan to combine the First Lien Credit Agreement and Second Lien Credit Agreement, as amended, into one senior credit agreement. In the past, the Company has paid legal fees on behalf of HCLP pursuant to the indemnification obligations under the HCLP Loan Agreement. Legal fees were incurred on behalf of HCLP pursuant to indemnification obligations in the amount of $1.9 million during FY2025. Legal fees were incurred on behalf of HCLP pursuant to indemnification obligations in the amount of $1.6 million during FY2026. As of March 31, 2026, approximately $2.7 million in outstanding invoices remained outstanding for which HCLP is seeking indemnification under the HCLP Loan Agreement.
HCLP is an indirect subsidiary of Highland Consolidated, L.P. Ben’s former CEO is a beneficiary and trust investment advisor of the trusts that control, and are the partners of, Highland Consolidated, L.P. Further, an indirect parent entity of HCLP has previously had loans outstanding and may in the future loans to Related Entities, using proceeds from loan payments made by Ben to HCLP in its capacity as lender to Ben. Ben was not a party to these loans, nor has it secured or guaranteed the loans. As discussed above, at Mr. Heppner’s trial, it was established that, among other things, Mr. Heppner fabricated the HCLP Loan, that HCLP was controlled by Mr. Heppner and that monies paid to HCLP in connection with the HCLP Loan were ultimately paid to Mr. Heppner. In connection with Mr. Heppner’s conviction and the facts established in the related proceedings, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP.
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
HH-BDH’s sole member is Hicks Holdings. The managing member of Hicks Holdings is Mr. Mack Hicks, a member of the Company’s Board. HH-BDH will receive customary fees and expenses in its capacity as a lender and as the administrative agent under the HH-BDH Credit Agreement, as further described below. Hicks Holdings and Mr. M. Hicks may be deemed to have a direct or indirect material financial interest with respect to the transactions contemplated by the HH-BDH Credit Agreement, as described below. HH-BDH funded the amounts under the HH-BDH Credit Agreement with the proceeds of a third-party financing (the “Financing”).
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
The Term Loan will mature on October 19, 2026, and all outstanding principal amounts and accrued and unpaid interest thereon shall be due and payable on such date. As of March 31, 2026 and 2025, the unamortized discount related to the Term Loan was nil and $0.9 million, respectively.
During the year ended March 31, 2026, we agreed to enter into an amendment to the term loan with HH-BDH to add an additional term loan of $850 thousand, which was used to provide working capital. The amendment was not finalized prior to the outstanding principal of the loan being paid off and the execution of a 2026 Letter Agreement (as defined below) on March 10, 2026.
In January 2026, all outstanding principal amounts were repaid under the HH-BDH Credit Agreement. At the time of the repayment of the outstanding principal amounts, the Borrower still owed approximately $1.7 million for interest and fees that had been deferred. On March 10, 2026, the parties entered into a certain letter agreement (the “2026 Letter Agreement”) to provide for payment terms for the remaining $1.7 million in outstanding interest and fees. For the payment of the outstanding interest and fees, (i) the Company issued HH-BDH 149,904 shares of the Company’s Class A common stock having an aggregate value of $572,588 based on the five-day volumed-weighted average price per share of the Class A common stock on March 10, 2026, and (ii) the Borrower agreed to pay HH-BDH an amount in cash equal to $1,000,000 not later than five business days following September 30, 2026. Additionally, for the payment of outstanding expenses, the Borrower paid HH-BDH an amount in cash equal to $94,365 in April 2026. Additionally, the 2026 Letter Agreement also provided HH-BDH with certain piggyback registration rights for the shares issued to HH-BDH, subject to certain limitations set forth therein.
The Term Loan is secured in part by pledges of: (a) substantially all of the assets of the Borrower, (b) the Guarantor’s equity interests in the Borrower, (c) 97.5% of the equity interests held by The EP-00117 Custody Trust, a Delaware statutory trust known as the “Custody Trust”, in certain entities that hold interests in private investment funds, which, as of March 31, 2026 and 2025, represented approximately 15.4% and 41.9%, respectively, of all assets held by the Customer ExAlt Trusts and (d) certain deposit accounts.
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
The Company has at times in late fiscal year 2025 and in subsequent periods been in default on certain of these requirements, including delayed interest and principal payments and noncompliance with the minimum monthly liquidity requirement, among others. The lender has not notified the Company that it intends to declare an event of default related to these defaults involving certain payment obligations, financial covenants, and information reporting requirements. The events of default under the Second A&R Agreements described above triggered a cross default provision in the HH-BDH Credit Agreement. The Company timely notified HH-BDH of the cross default. HH-BDH has not notified the Company that it intends to declare an event of default as its relates to the cross default provision of the HH-BDH Credit Agreement or with respect to other defaults related to required payment obligations, financial covenants, and information reporting requirements. As described above, the outstanding principal amounts were repaid in January 2026, and the 2026 Letter Agreement was entered into on March 10, 2026 for payment terms on the outstanding interest and fees.
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
In connection with the HH-BDH Credit Agreement and the Financing, on October 19, 2023, the Guarantor, Ben LLC, and Hicks Holdings entered into a letter agreement (the “2023 Letter Agreement”). In connection with the Financing, Hicks Holdings agreed to assign to HH-BDH (which is wholly-owned by Hicks Holdings) all of its rights, title and interest in and to the following partnership interests of the Guarantor: BCH Preferred A-0 Unit Accounts with a capital account balance of $15.3 million as of June 30, 2023, BCH Preferred A-1 Unit Accounts with a capital account balance of $48.1 million as of June 30, 2023, 1 BCH Class S Preferred Units and 455 BCH Class S Ordinary Units held by HH-BDH (the “Pledged Guarantor Interests”). Hicks Holdings’ membership interest in HH-BDH (collectively with the Pledged Guarantor Interests, the “Pledged Equity Interests”) and the Pledged Guarantor Interests serve as collateral for the Financing (together, the “Lender Pledge”).
Pursuant to the terms of the 2023 Letter Agreement, the parties thereto agreed that if the Borrower and/or Guarantor default under the HH-BDH Credit Agreement and such default results in a foreclosure on, or other forfeiture of, the Pledged Equity Interests, the Guarantor will promptly issue to Hicks Holdings, BCH Preferred A-0 Unit Accounts with a capital account balance of $15.3 million, BCH Preferred A-1 Unit Accounts with a capital account balance of $48.1 million (subsequently converted to Class A common stock as described elsewhere in this Annual Report on Form 10-K), 1 BCH Class S Preferred Units and 455 BCH Class S Ordinary Units (subject to a tax gross-up as provided in the 2023 Letter Agreement), or, in the discretion of Hicks Holdings, equivalent securities of equal fair market value to the value of the security interests at the time of the applicable foreclosure or other loss (such newly issued equity interests referred to as the “Replacement Equity Interests”); provided, however that, if less than all Pledged Equity Interests have been foreclosed on or forfeited, the foregoing capital account balances and numbers of units comprising the Replacement Equity Interests shall be reduced on a class-by-class and subclass-by-subclass basis, as applicable, to the extent necessary to ensure that Hicks Holdings and its affiliates do not receive additional value relative to the value held by Hicks Holdings and its affiliates immediately prior to the foreclosure or forfeiture. Furthermore, Ben LLC shall cause a Ben LLC Unit (as defined in the BCH A&R LPA) to be issued for each BCH Class A Unit issued to the Hicks Holdings pursuant to the 2023 Letter Agreement. Additionally, the Guarantor agreed to indemnify Hicks Holdings and its affiliates and hold each of them harmless against any and all losses which may arise directly or indirectly in connection with, among other things, the HH-BDH Credit Agreement, the Term Loan, the Financing and the Lender Pledge. In connection with the repayment in January 2026 of all outstanding principal amounts and related interest owed on the third-party financing that HH-BDH used to fund the amounts borrowed by the Company under the HH-BDH Credit Agreement, the Pledged Guarantor Interests are no longer required to serve as collateral for the remaining interest and fees owed to HH-BDH.

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
During the years ended March 31, 2026 and 2025, the Company recognized expenses totaling $2.9 million and $2.8 million, respectively, related to this services agreement, respectively. As of March 31, 2026 and 2025, $6.8 million and $3.9 million, respectively, was owed to Bradley Capital related to the ongoing aspects of this services agreement. In addition, prior to the Aircraft Sublease with Bradley Capital discussed below, we also reimbursed Bradley Capital for certain costs, including private travel, for our founder and our former CEO, including family members. During the years ended March 31, 2026 and 2025, respectively, the Company paid nil and $2.5 million to Bradley Capital related to previously accrued amounts owed under this services agreement.
In addition to the above, the Company incurred legal fees on behalf of Mr. Heppner under certain indemnification provisions. During the years ended March 31, 2026 and 2025, these legal fees totaled approximately $8.8 million and $7.0 million, respectively. Substantially all of these legal fees have or are expected to be eligible for reimbursement by the directors and officers insurance carriers for amounts billed through March 31, 2026.
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
Additionally, BCH agrees to unconditionally guarantee, for the benefit of Bradley Capital, all of the obligations of Beneficient USA to Bradley Capital under the Aircraft Sublease. No amounts have been paid to Bradley Capital related to the Aircraft Sublease. As of March 31, 2026 and 2025, $10.8 million and $10.8 million, respectively, was payable related to the Aircraft Sublease. The Aircraft Sublease expired on January 1, 2024.
Contribution Agreement. In conjunction with the execution of the Aircraft Sublease, BHI, BCH and BCG entered into the 2022 Contribution Agreement. On January 1, 2023, in connection with the execution of the 2023 Aircraft Sublease, BHI, BCH and BCG entered into an Amended and Restated Contribution Agreement on substantially the same terms as the 2022 Contribution Agreement to incorporate both the 2022 Aircraft Sublease and the 2023 Aircraft Sublease. Pursuant to the Contribution Agreement, BHI agrees to pay to BCH, on the last business day of each calendar quarter, any amounts paid or accrued by BCH during the quarter for the use of an aircraft under the Aircraft Sublease, or any similar lease or sublease, which would include the quarterly rental under the Aircraft Sublease. In addition, BHI agrees to pay to BCH any amounts paid or accrued related to fixed monthly or quarterly costs incurred in connection with such aircraft lease or sublease in an amount not to exceed $250,000 per year. This additional payment would cover flight crew costs, fuel and related costs. Each contribution is conditioned upon (i) the effectiveness of the Aircraft Sublease and (ii) BCH’s timely payment of the Guaranteed Series A-0 Payment to BHI for the respective quarter in which such contribution is to be paid (whether or not waived in accordance with the terms of the BCH A&R LPA); provided, that if a Guaranteed Series A-0 Payment is not timely paid, or is only paid in part, for any given quarter such payment is required under the existing BCH A&R LPA (whether or not waived in accordance with the terms of the existing BCH A&R LPA), then any contributions contemplated under the Contribution Agreement for such quarter will not be owed; provided, further, that in the event such Guaranteed Series A-0 Payment is subsequently paid in full, then any previously unfunded contributions for the applicable quarter under the Contribution Agreement will become due and payable on the last business day of the calendar quarter in which such Guaranteed Series A-0 Payment is paid in full. All payments made by BHI to BCH pursuant to the Contribution Agreement shall be treated as capital contributions, as defined in the BCH A&R LPA, by BHI to BCH, and shall be added to BHI’s sub-

capital account related to its BCH Class S Ordinary Units. BCH further agrees to specially allocate to BHI’s sub-capital account related to its BCH Class S Ordinary Units any deductions derived from amounts paid or accrued by BCH for use of the aircraft to the extent such expenditures are offset by the contributions made by BHI pursuant to the Contribution Agreement.
BCH and the holders of the BCH Preferred A-0 Unit Accounts entered into an agreement to defer the Guaranteed Series A-0 Payment to November 15, 2024; provided that the Guaranteed Series A-0 Payment may be made prior to November 15, 2024 if the Audit Committee of the Board of Directors determines that making such payment, in part or in full, would not cause Ben to incur a going concern. An entity controlled by Mr. Heppner holds the majority of the BCH Preferred A-0. The guaranteed payment accrual totaled $74.4 million and $55.5 million as of March 31, 2026 and 2025, respectively. As of March 31, 2026, no contributions have been made under the Contribution Agreement, which is expected and will continue to occur until the guaranteed payments to BCH Preferred A-0 Unit Accounts holders are no longer deferred.
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
Relationship with Beneficient Holdings, Inc.
Beneficient USA, a subsidiary of BCH, entered into with BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, the BHI Services Agreement. BHI pays an annual fee of $30,000 to Ben for the provision of trust administration services for Related Entities and all trusts affiliated with its family trustee as that term is defined in the governing documents for a Related Entity. Beneficient USA also is required to provide any other services requested by BHI, subject to any restrictions in the operating agreement of BHI, at cost. The term of the BHI Services Agreement extends for the longer of (i) five years past the expiration or termination of the Bradley Capital Agreement, or (ii) seven years after the family trustee of the Related Entity is no longer a primary beneficiary of any trust affiliated with the family trustee. The BHI Services Agreement was terminated by the Company on January 17, 2026 for non-payment of services following a 60-day cure period as required by the BHI Services Agreement. During the years ended March 31, 2026 and 2025, the income recognized by Ben related to this services agreement was immaterial.
As of March 31, 2026, BHI owns the majority of the Company’s Class B common stock, BCH Class S Ordinary Units, BCH Class S Preferred Units, BCH Preferred A-0 Unit Accounts, BCH Preferred A-1 Unit Accounts, BCH FLP-1 Unit Accounts and BCH FLP-3 Unit Accounts. Additionally, Ben, through its subsidiary, BCC, was the obligor of $72.0 million from BHI that was subsequently contributed to a subsidiary of HCLP (a “Legacy Lender”) on April 4, 2019, through the Second Lien Credit Agreement issued in December 2018. There were no interest payments made during 2019 to BHI prior to the assignment on April 1, 2019. BHI expects to receive tax distributions from HCLP arising from the repayment of the Second Lien Credit Agreement to cover any tax liability associated with the contribution of the Second Lien Credit Agreement to HCLP. Additionally, if HCLP is liquidated while the Second Lien Credit Agreement is still outstanding, the Second Lien Credit Agreement with transfer back to BHI.
Administrative Services Agreement between Constitution Private Capital Company, L.L.C. (“Constitution”) and Beneficient USA.
Constitution is an entity owned 50.5% by BHI and 49.5% by BMP. It was founded in 1986 and acquired by a Related Entity in 1996. Constitution currently manages three private equity fund-of-funds. BMP is owned by the directors, officers and employees of Ben and certain former employees of Ben. Mr. Heppner does not hold an interest in BMP although BHI may occasionally hold the forfeited interests of a former employee in BMP. BHI does not currently hold any such forfeited interests. Additionally, Highland Consolidated, L.P., an entity majority owned by The Highland Investment Holdings Trust, retains a residual interest in Constitution associated with the investments and assets held prior to BHI and BMP ownership of Constitution. The residual interest held by Highland Consolidated, L.P. is associated with three private equity fund-of-funds, which are currently managed by Constitution. Effective January 1, 2017, Constitution entered into an Administrative Services Agreement (the “ASA”) with Beneficient USA, which is wholly owned by Ben Custody and a subsidiary of BCH, whereby Beneficient USA provides personnel to administer the portfolio assets advised by Constitution. Under the ASA, Constitution pays Beneficient USA a monthly fee equal to .01% of the month-end net assets of its portfolio. The ASA automatically renews on an annual basis and may be terminated at any time by Constitution. Beneficient USA may only terminate the ASA in the event of a breach by Constitution. For the years ended March 31, 2026 and 2025, the income recognized by Beneficient USA related to this services agreement was immaterial.
Preferred Liquidity Provider Agreement with Constitution.
Prior to December 31, 2018, GWG and Constitution had a mutual understanding to enter into an agreement that was formalized in May 2019 as outlined below. BCC entered into an agreement with Constitution (the “Preferred Liquidity Provider Agreement”) under which at Constitution’s option, BCC will provide liquidity to alternative asset funds sponsored by Constitution at an advance rate of not less than 82% of NAV, to the extent such funds meet certain specified qualifications. For a fund to qualify for the liquidity option, it must, among other things, hold investments that were approved or deemed approved by BCC at the time a fund makes such investments. BCC is required to provide liquidity in any combination, at its discretion, of cash, U.S. exchange traded funds registered under the Investment Company Act of 1940, or securities traded on a national securities exchange. BCC’s obligation under the Preferred Liquidity Provider Agreement is guaranteed by Ben and BCH. The Preferred Liquidity Provider Agreement may be terminated solely by mutual consent of Ben and Constitution. Ben and Constitution have not contracted for any liquidity under this agreement through March 31, 2026.
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
RROC’s purpose is to provide funding and operational support for the research activities conducted by the qualified charities. The funding received by RROC, from proceeds of trusts settled and funded by customers of Ben, may be used, in RROC’s discretion, to (i) provide appropriate facilities and properties for the charitable organizations to utilize as part of their charitable initiatives (those properties and facilities being owned by a Related Entity), and (ii) provide fee revenue to RROC. RROC is granted such rights and authority pursuant to trust instruments entered into between a customer and subsidiaries of Ben as well as an agreement with NPT. Ben’s subsidiaries provide financing to the Customer ExAlt Trusts and Ben is paid as an agent of the trustees for administrative services it provides to the trusts. Ben has certain outstanding payables, including accrued interest, to RROC and the Charitable Accounts (for the benefit of the Texas universities as discussed above) of $2.4 million and $2.3 million as of March 31, 2026 and 2025, respectively. During the years ended March 31, 2026 and 2025, no amounts were paid to RROC or the Charitable Accounts. Due to changes in the Customer ExAlt Trust agreements, no incremental amounts are expected to be allocated to RROC or the Charitable Accounts other than those amounts already provided by certain prior trust agreements. During our fiscal year ending March 31, 2023, the trust advisor to certain of the Customer ExAlt Trusts reassigned the beneficial interest held at NPT to the Kansas TEFFI Economic Growth Trust.
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
BFF is the sole member of BHF and, prior to the amendment to the bylaws in July 2025 described below, had the right to appoint eleven members of BHF board of directors. The remaining two board members were appointed by BMC. On July 21, 2025, the bylaws of BHF were amended to remove the directors appointed by BMC, eliminate the board appointment rights of BMC, and change the composition of the BHF board of directors to eleven members from the community and 2 members, who are Ben employees. Pursuant to the requirements of the Internal Revenue Code, BFF’s governing documents prohibit any of BHF’s assets or earnings from inuring to the benefit of BFF, BMC, or any director, officer or other private individual.
In April 2026, Beneficient Heartland Foundation, Inc. was renamed to Kansas Horizon Foundation, Inc.
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
Ben has an outstanding payable to EGT of $0.2 million and $0.4 million as of March 31, 2026 and 2025, respectively. Ben paid $2.2 million and $0.4 million during the years ended March 31, 2026 and 2025. Additionally, during the year ended March 31, 2023, Ben sold its Kansas properties to the EGT in exchange for a $1.4 million promissory note receivable, which is reflected in the other assets line item on the consolidated statements of financial condition. The EGT made a prepayment on the promissory note of $0.2 million during the year ended March 31, 2025, principally in return for the promissory note being extended by two years, until September 30, 2028.
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
Hicks Holdings Operating LLC (“Hicks Holdings Operating”), an entity associated with one of Ben’s current directors, has historically held BCH Preferred A-0 Unit Accounts, BCH Preferred A-1 Unit Accounts, BCH Class S Ordinary Units and Class B common stock of Beneficient. Hicks Holdings LLC was granted its BCH Preferred A-1 Unit Accounts and BCH Class S Ordinary Units as compensation for services provided in 2018. Hicks Holdings Operating was granted its BCH Preferred A-0 Unit Accounts when a portion of the existing BCH Preferred A-1 Unit Accounts converted to BCH Preferred A-0 Unit Accounts in 2021. Hicks Holdings converted a portion of its existing BCH Preferred A-1 Unit Accounts to BCG Class B common stock of Beneficient in June 2023 in connection with the recapitalization of BCG. In connection with the 2023 Letter Agreement, in October 2023, Hicks Holdings assigned the BCH Preferred A-0, BCH Preferred A-1, BCH Class S Ordinary Units, and BCH Class S Preferred Units to HH-BDH. The total balance (based on their GAAP capital accounts) as of March 31, 2026 and 2025, was $15.2 million and $25.4 million, respectively. Hicks Holdings Operating held 2,066 shares of Class B common stock as of March 31, 2026 and 2025. During the year ended March 31, 2025, Mr. Thomas O. Hicks and an entity controlled by Mr. T. Hicks purchased a total of 12,500 shares of Class A common stock for a purchase price of approximately $0.2 million.
The Company has outstanding payable amounts to Hicks Holdings related to the HH-BDH Credit Agreement totaling approximately $1.0 million and $0.8 million as of March 31, 2026 and 2025, respectively.
Services provided by representatives of Ben and the trusts associated with the loans
An independent individual most recently served as trustee for the LT 1 through 29 Liquid Trusts, The LT1A through LT29A Funding Trusts, and The Collective Collateral Trust I, The Collective Collateral Trust II, The Collective Collateral Trust III, The Collective Collateral Trust IV, The Collective Collateral Trust V, The Collective Collateral Trust VI, The Collective Collateral Trust VII, and The Collective Collateral Trust VII in the associated ExAlt Plan that are created at origination for each of our loans until Beneficient Company Group (USA) assumed the role in a prior fiscal year. Additionally, Beneficient Fiduciary Financial, L.L.C., a subsidiary of Beneficient, is the trustee of the EP-00100 through EP-00128 Liquid Trusts, the EP-00100 through EP-00128 Funding Trusts, The Collective Collateral Trust and The Participation Collective Collateral Trust. Ben earns administration fees (for providing administrative services to the trustee) and interest income from these trusts. Prior to the above, an employee of Ben and another individual served as co-trustees for these trusts. The employee received no compensation for their services as co-trustee.
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
Pursuant to the Conversion, each BCG Class A Common Unit converted into 1.25 shares of Class A common stock, each BCG Class B Common Unit converted into 1.25 shares of Class B common stock, and the BCG Preferred B-2 Unit Accounts converted into shares of Class A common stock at a rate based on a 20% discount to the $6,400.00 valuation of the Class A common stock (or $5,120.00). As a result, in the Conversion, we issued 134,558 shares of Class A common stock with respect to the BCG Class A Common Units, 29,908 shares of Class B common stock with respect to the BCG Class B Units and 146,954 shares of Class A common stock with respect to the BCG Preferred B-2 Unit Accounts.
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
Consulting Agreements
In connection with the Closing, the Company entered into consulting agreements with each of Messrs. Thomas O. Hicks (a board member through December 2025), Bruce W. Schnitzer and Richard W. Fisher (a board member through March 2024) to replace and supersede their respective director agreements (the “Consulting Agreements”). Pursuant to the Consulting Agreements, each of Messrs. T. Hicks, Schnitzer and Fisher agreed to mentor, advise and support Beneficient and its related entities regarding its business of providing services, insurance, liquidity and financing for alternative asset holders and will each receive an annual cash fee of $150,000 per year. Such consulting fee will be in addition to the annual cash retainer Messrs. T. Hicks, Schnitzer and Fisher receive under the director compensation program. The Consulting Agreements acknowledge the continuing effectiveness of certain provisions in the director agreements regarding equity awards previously awarded to Messrs. T. Hicks, Schnitzer and Fisher under their respective previous director agreements. The Consulting Agreements have an initial term of one (1) year and will automatically renew for successive one (1) year terms unless sooner terminated in accordance with their terms. In the event the initial or any renewal term is terminated before it expires due to a removal or because Messrs. T. Hicks, Schnitzer and Fisher is not re-elected or re-appointed, in each case without cause (as defined in the consulting agreement), the annual consulting fee will continue to be paid through the end of the initial or renewal term, as applicable. In connection with the consulting agreements, Messrs. T. Hicks, Schnitzer and Fisher agreed to confidentiality and intellectual property protection provisions.
Mr. Fisher retired from our Board effective March 15, 2024 and thus his above referenced consulting agreement terminated during fiscal 2024. Mr. Thomas O. Hicks passed away on December 6, 2025 and thus his above referenced consulting agreement terminated during fiscal 2026.
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
BCH Preferred A-0 Unit Accounts
Holders of the BCH Preferred A-0 Unit Accounts, which include as of March 31, 2026, BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, and Messrs. Thomas O. Hicks (through Hicks Holdings Operating LLC, which Mack Hicks is now the managing member), and Bruce W. Schnitzer, who were directors of Beneficient on such date, are entitled to quarterly guaranteed cash payments (the “Guaranteed Payments”) equal to 1.50% per fiscal quarter (or 6.0% per annum) of their then respective BCH Preferred A-0 Unit Accounts capital account balance on an annual basis. Mr. Fisher and Mr. Silk, who resigned from the Board effective March 15, 2024 and May 10, 2024, respectively, also hold BCH Preferred A-0 Unit Accounts and are entitled to receive the Guaranteed Payments. BCH’s obligation to make such Guaranteed Payment is not subject to available cash and has priority over all other distributions made by BCH. The Guaranteed Payments are not made payable in connection with an allocation of income but are a required cash payment recorded as an allocation of income for BCH to the BCH Preferred A-0 Unit Accounts holders. BHI and the other holders of the BCH Preferred A-0 Unit Accounts entered into an agreement to defer the delivery of Guaranteed Payments until November 15, 2024; provided that, the right to such deferred Guaranteed Payments continue to accrue on a quarterly basis and that Guaranteed Payments may be made prior to November 15, 2024 if the Audit Committee of Beneficient determines that making such payment, in part or in full, would not cause the Company to incur a going concern. An entity controlled by Mr. Heppner holds the majority of the BCH Preferred A-0. For FY2025 and FY2026, Guaranteed Payments in the following respective approximate amounts were accrued, but not paid, to such related party holders of the BCH Preferred A-0 Unit Accounts: BHI – FY2025, $14.5 million and FY2026, $15.4 million; Mr. Fisher – FY2025, $80,691 and FY2026, $85,644; Mr. Thomas Hicks – FY2025, $1,080,287 and FY2026, $1,146,579; Mr. Schnitzer – FY2025, $80,691 and FY2026, $85,644; and Mr. Silk – FY2025, $79,103 and FY2026, $83,959.
As of March 31, 2026, the aggregate approximate amount of the accrued but unpaid Guaranteed Payments for each of the related party holders of the BCH Preferred A-0 Unit Accounts were as follows: BHI – $60.7 million; Mr. Fisher – $337 thousand; Mr. Mack Hicks – $4.5 million; Mr. Schnitzer – $337 thousand; and Mr. Silk – $307 thousand.
BCH Preferred A-1 Unit Accounts
Holders of the BCH Preferred A-1 Unit Accounts, which as of March 31, 2026 include, BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, and Messrs. Fisher and Schnitzer, who were directors of Ben Management and are currently or were directors of Beneficient during portions of fiscal 2024-2026, are entitled to a quarterly preferred return (the “Quarterly Preferred Series A-1 Return”) equal to the hypothetical capital account balance of such BCH Preferred A-1 Unit Accounts multiplied by a rate, which we refer to as the base rate (as described below), and allocable by a corresponding increase to the BCH Preferred A-1 Unit Accounts capital account. Messrs. Thomas Hicks and Silk converted their BCH Preferred A-1 Unit Accounts to Class A common stock during October 2025 as discussed elsewhere in this Annual Report on Form 10-K.
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
In connection with the consummation of the Business Combination, the holders of the BCH Preferred A-1 Unit Accounts agreed to significantly reduce the BCH Preferred A-1 Unit Accounts return rate and also agreed to waive and defer the accrual of the preferred return as described above. Commencing with the effectiveness of the BCH Eighth A&R LPA, on June 7, 2023, in connection with the consummation of the Business Combination, the base rate shall be the most recent 90-Day Average Secured Overnight Financing Rate as published by the Federal Reserve Bank of New York prior to each fiscal quarter plus 0.5% (2.0% per annum); provided, that the Quarterly Preferred Series A-1 Return shall be waived and shall not accrue during the period from the effective date of the BCH Eighth A&R LPA until December 31, 2024, except to the extent of allocations of income to the holders of the BCH Preferred A-1 Unit Accounts, in which event distributions may be requested by the holders of the BCH Preferred A-1 Unit Accounts, and if not requested, such amounts shall be accrued. In addition, until January 1, 2025, the hypothetical BCH Preferred A-1 Unit Accounts capital account will only be increased to the extent there are allocations of income during such period. The agreement to waive and not accrue the Quarterly Preferred Series A-1 Return from the effective date of the BCH Eighth A&R LPA until December 31, 2024, which remained under the terms of the BCH Ninth A&R LPA, does not affect or waive any Quarterly Preferred Series A-1 Returns or hypothetical BCH Preferred A-1 Unit Accounts capital account already accrued as of the effective date of the BCH Eighth A&R LPA, which totaled approximately $106 million at that date and totaled approximately $170 million as of March 31, 2026. BCH Preferred A-1 Unit Accounts have the redemption and conversion features and rights as described in “— Description of Securities – BCH Preferred A-1 Unit Accounts”, which is filed as Exhibit 4.11 to this Annual Report on Form 10-K.
For FY2025 and FY2026, the following approximate amounts of the Accrued Quarterly Preferred Series A-1 Returns accrued to each of the related party holders of the BCH Preferred A-1 Unit Accounts: BHI – FY2025, $12.2 million and FY2026, $47.6 million; Mr. Fisher – FY2025, $55,827 and FY2026, $217,585; Mr. Thomas Hicks – FY2025, $0.9 million and FY2026, nil; Mr. Schnitzer – FY2025, $55,827 and FY2026, $217,585; and Mr. Silk – FY2025, $81,618 and FY2026, nil.
As of March 31, 2026, the estimated capital account balance determined in accordance with Section 704 of the Internal Revenue Code and the estimated hypothetical capital account balance for the BCH Preferred A-1 Unit Accounts for each of the related party holders of the BCH Preferred A-1 Unit Accounts were approximately as follows: BHI – capital account $644.1 million and hypothetical capital account of $790.7.0 million; Mr. Fisher – capital account of $2.9 million and hypothetical capital account of $3.6 million; and Mr. Schnitzer – capital account of $2.9 million and hypothetical capital account of $3.6 million.
The aggregate hypothetical BCH Preferred A-1 Unit Accounts capital balance for BHI and Messrs. Fisher and Schnitzer would have been higher but for the previous Preferred Series A-1 Rate Cap. With respect to any quarterly period for which there is an allocation of income to the BCH Preferred Series A-1 Unit Accounts associated with either the Quarterly Preferred Series A-1 Return or the Accrued Quarterly Preferred Series A-1 Return, BCH is required to make a tax distribution in cash to BCH Preferred A-1 Unit Account holders, including BHI.
BCH Class S Ordinary Units
As of March 31, 2026, the holders of the BCH Class S Ordinary Units include BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, Mr. Mack Hicks (through an entity he controls), and BMP, which holds such BCH Class S Ordinary Units in connection with the BMP Equity Incentive Plan. Following certain allocations of income to the BCH Class S Units, the capital account balance associated with such BCH Class S Units shall be reduced by the amount so allocated and, in exchange, the holders shall be issued an equal number of BCH Class S Ordinary Units and BCH Class S Preferred Units equal to the amount of the reduction in the capital account divided by a price, which we refer to as the unit price, that will equal to the closing price of the Class A common stock on the primary exchange on which the shares of Class A common stock are listed on the date of such exchange or, if the Class A common stock is not listed on a national securities exchange, the closing price on the date of such exchange as quoted on the automated quotation system on which the Class A common stock is quoted. Such provisions result in the holders of the BCH Class S Ordinary Units and BCH Class S Preferred Units receiving additional limited partner interests in BCH as a result of the allocation of income of BCH while retaining the BCH Class S Units. In addition, BCH Class S Ordinary Units have the distribution and exchange features and rights as described in “—Description of Securities – BCH Class S Ordinary Units”, which is filed as Exhibit 4.11 to this Annual Report on Form 10-K.
BCH Class S Preferred Units
As of March 31, 2026, holders of the BCH Class S Preferred Units include BHI, which is owned by The Highland Business

Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, Mr. Mack Hicks (through an entity he controls), and BMP, which holds such BCH Class S Preferred Units in connection with the BMP Equity Incentive Plan. Holders of the BCH Class S Preferred Units are entitled to the Quarterly Class S Preferred Unit Return equal to the hypothetical capital account balance of such BCH Class S Preferred Units multiplied by the base rate and allocable by a corresponding increase to the BCH Class S Preferred Unit capital account. Pursuant to the terms of the previous BCH Seventh A&R LPA, the Quarterly Class S Preferred Unit Return is only allocable to the capital account for any quarterly period to the extent of the amount of income available to be allocated with respect to BCH Class S Preferred Units; provided that, amounts not allocated to the capital account during a given quarterly period as a result of insufficient income are added pro rata to a hypothetical BCH Class S Preferred Unit capital account for each holder and become allocable to the capital account in the next quarterly period of which sufficient income is available for allocation with respect to BCH Class S Preferred Units (with respect to the aggregate amounts so accrued as of any given date, such amount, the “Accrued Quarterly Class S Preferred Unit Return”). Holders of the BCH Class S Preferred Units are entitled to receive, following the allocation of certain excluded amounts pursuant to Section 5.04(c) of the BCH A&R LPA and certain other required allocations pursuant to Section 5.04(a) of the BCH A&R LPA, allocations until the Quarterly Class S Preferred Unit Return and any Accrued Quarterly Class S Preferred Unit Return have been allocated. The hypothetical BCH Class S Preferred Unit capital account is used for purposes of calculating the Quarterly Class S Preferred Unit Return and, as a result, increases in the hypothetical BCH Class S Preferred Unit capital account result in increased returns in the future. Holders of the BCH Class S Preferred Units are also entitled to receive allocations of sale proceeds of BCH in an amount up to their hypothetical BCH Class S Preferred Unit capital account, thereby increasing such holder’s BCH Class S Preferred Unit capital account and resulting distributions. As a result, the hypothetical BCH Class S Preferred Unit capital balance represents a significant implicit value to any holder of the BCH Class S Preferred Units.
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
For the FY2025 and FY2026, the following approximate amounts of the Accrued Quarterly Class S Preferred Returns accrued to each of the related party holders of the BCH Class S Preferred Units: BHI – FY2025, $2,000 and FY2026, $7,700; Mr. Thomas Hicks – FY2025, $2 and FY2026, $8; and BMP – FY2025, $1,900 and FY2026, $7,500. As of March 31, 2026, the estimated capital account balance determined in accordance with Section 704 of the Internal Revenue Code and the estimated hypothetical capital account balance for BCH Class S Preferred Units for each of the related party holders of the BCH Class S Preferred Units were approximately as follows: BHI – capital account of $200 and hypothetical capital account of $128,000; Mr. T. Hicks – capital account of $4 and hypothetical capital account of $128; and BMP – capital account of $200 and hypothetical capital account of $125,000.
BCH Preferred C-1 Unit Accounts
As the holder of the BCH Preferred C-1 Unit Accounts, GWG was entitled to a quarterly preferred return (the “Quarterly Preferred Series C-1 Return”) equal to the hypothetical capital account balance of such BCH Preferred C-1 Unit Accounts multiplied by a rate equal to a fraction (i) the numerator of which is (A) the positive percentage rate change, if any, to the seasonally adjusted Consumer Price Index for All Urban Consumers covering the period including the calculation date, plus (B) 0.75 percent (0.5 percent prior to the consummation of the Business Combination), and (ii) the denominator of which is 1 minus the highest effective marginal combined U.S. federal, state and local income for a fiscal year for an individual in New York, New York (taking into account (a) the non-deductibility of expenses subject to the limitations described in Sections 67(a) and 68 of the Internal Revenue Code of 1986 and (b) the character (e.g., long-term or short-term capital gain or ordinary or exempt income) of the applicable income, but not taking into account the deductibility of state and local income taxes for U.S. federal income tax purposes). Such Quarterly Preferred Series C-1 Return was allocable by a corresponding increase to the BCH Preferred C-1 Unit Accounts capital account. Pursuant to the terms of the previous BCH Seventh A&R LPA, which continued to be applicable under the BCH Eighth A&R LPA, the Quarterly Preferred Series C-1 Return was only allocable to the capital account for any quarterly period to the extent of the amount of income available to be allocated with respect to BCH Preferred C-1 Unit Accounts; provided that, amounts not allocated to the capital account during a given quarterly period as a result of insufficient income were added pro rata to a hypothetical BCH Preferred C-1 Unit Accounts capital account for GWG, as the holder of the BCH Preferred C-1 Unit Accounts and became allocable to the capital account in the next quarterly period of which sufficient income is available for allocation with respect to BCH Preferred C-1 Unit Accounts (with respect to the aggregate amounts so accrued as of any given date, such amount, the “Accrued Quarterly Preferred Series C-1 Return”). GWG, as the holder of the BCH Preferred C-1 Unit Accounts was entitled to receive, following the allocation of certain excluded amounts pursuant to Section 5.04(c) of the BCH A&R LPA and certain other required allocations pursuant to Section 5.04(a) of the BCH A&R LPA, allocations until the Quarterly Preferred Series C-1 Return and any Accrued Quarterly Preferred Series C-1 Return have been allocated. The hypothetical BCH Preferred C-1 Unit Accounts capital account was used for purposes of calculating the Quarterly Preferred Series C-1 Return and, as a result, increases in the hypothetical BCH Preferred C-1 Unit Accounts capital account resulted in increased Quarterly Preferred Series C-1 Returns in the future. GWG, as the holder of the BCH Preferred C-1 Unit Accounts is also entitled to receive allocations of sale proceeds of BCH in an amount up to their hypothetical BCH Preferred C-1 Unit Accounts capital account, thereby increasing GWG’s BCH Preferred C-1 Unit Accounts capital account and resulting distributions. As a result, the hypothetical BCH Preferred C-1 Unit Accounts capital balance represented a significant implicit value to GWG, as the holder of the BCH Preferred C-1 Unit Accounts. For FY2023, the Accrued Quarterly Preferred Series C-1 Returns accrued to GWG, as the holder of the BCH Preferred C-1 Unit Accounts was $12.0 million. As of March 31, 2023, the estimated capital account balance determined in accordance with Section 704 of the Internal Revenue Code and the estimated hypothetical capital account balance for the BCH Preferred C-1 Unit Accounts for GWG, as the holder of the BCH Preferred C-1 Unit Accounts were approximately as follows: capital account $205 million and hypothetical capital account $225 million. With respect to any quarterly period for which there is an allocation of income to the BCH Preferred Series C-1 Unit Accounts associated with either the Quarterly Preferred Series C-1 Return or the Accrued Quarterly Preferred Series C-1 Return, BCH was required to make a tax distribution in cash to GWG, as the holder of the BCH Preferred C-1 Unit Accounts. On July 10, 2023, the BCH Preferred C-1 converted into 68,814 shares of Class A common stock at approximately $2,982.40 per share. The BCH Ninth A&R LPA, effective April 18, 2024, removed reference to the BCH Preferred C-1 Unit Accounts.
BCH FLP Unit Accounts
The BCH FLP Unit Accounts are subdivided into the BCH FLP-1 Unit Accounts, BCH FLP-2 Unit Accounts and BCH FLP-3 Unit Accounts. As of March 31, 2026, BHI, which is owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, holds all of the BCH FLP-1 Unit Accounts and BMP, which is owned by directors and employees of Ben, holds the limited partner interests in the BCH FLP-2 Unit Accounts. As discussed below, BCH issued the BCH FLP-3 Unit Accounts to an entity controlled and directly or indirectly owned by our former CEO, who resigned on June 19, 2025, and such BCH FLP-3 Unit Accounts are entitled to certain distributions as described below and elsewhere in this Annual Report on Form 10-K.
BCH FLP-1 Unit Accounts
As the holder of BCH FLP-1 Unit Accounts, BHI is entitled to quarterly issuances of an equal amount of BCH Class S Ordinary Units and BCH Class S Preferred Units that in aggregate is equal to the income allocated to BCH FLP-1 Unit Accounts pursuant to the BCH A&R LPA. BCH FLP-1 Unit Accounts are allocated income equal to 50.5% of: (1) fifteen percent (15%) of the profits from financing activities of BCH and its subsidiaries, exclusive of profits from other activities such as fees or reimbursement of expenses in connection with trustee or custodial services and insurance and insurance-related activities (this will generally include revenues from Ben Liquidity subsidiaries), and (2) the Excess EBITDA Margin, which generally relates to the fee-generating businesses of Beneficient, exclusive of financing activity revenues. The Excess EBITDA Margin for an applicable entity is equal to the lesser of (i) 50% of the revenues of BCH and its tax pass-through subsidiaries, excluding revenues from financing activities, and (ii) an amount of revenues that will cause the EBITDA of such entity divided by the gross revenues of such entity to equal 20% (this will generally include the subsidiaries of Ben Custody and Ben Insurance Services). BCH FLP-1 Unit Accounts are also entitled to receive annual tax distributions. Such provisions result in BHI, as the holder of the BCH FLP-1 Unit Accounts, receiving additional limited partner interests in BCH as a result of the allocation of income of BCH while retaining such BCH FLP-1 Unit Accounts. For FY2025 and FY2026, BHI did not receive any BCH S Ordinary Units or BCH S Preferred Units in connection with certain income allocations as a holder of the BCH FLP-1 Units Accounts.
In addition, BCH FLP-1 Unit Accounts are entitled to the allocation of a portion of any upward carrying value adjustment as calculated pursuant to Internal Revenue Code Section 704(b). Commencing with the effectiveness of the BCH Eighth A&R LPA on June 7, 2023, BMP, as the holder of the BCH FLP-2 Unit Accounts, is also entitled to receive an allocation of a portion of any upward carrying value adjustment as calculated pursuant to Internal Revenue Code Section 704(b). In the event of an upward carrying value adjustment, the BCH FLP-1 Unit Accounts (50.5%) and the FLP-2 Unit Accounts (49.5%) are entitled to first be allocated gains associated with such carrying value adjustment equal to 15% of the value of the capital accounts of all Class A Units and Class S Units, calculated based on the post-adjusted capital accounts of the then outstanding Class A Units and Class S Units. Immediately following any such allocation, the amount allocated is converted in BCH Class S Ordinary Units at the unit price, which is determined by the closing price of a share of the Class A common stock on the primary exchange on which such shares are listed. The consummation of the Business Combination resulted in an upward adjustment of the carrying value of the assets of BCH allocable to the FLP-1 and FLP-2 Unit Accounts of approximately $321.9 million. Pursuant to the terms of the BCH Eighth A&R LPA, which became effective upon the consummation of the Business Combination on June 7, 2023, 402,383 Class S Ordinary Units would be issuable as a result of the carrying value adjustment. Additionally, subsequent to the Business Combination, additional carrying value adjustments occurred, and approximately 1,400,000 (inclusive of the 402,383 units described above) BCH Class S Ordinary Units would be issuable through March 31, 2026 as a result of such carrying value adjustments, subject to the Compensation Policy. Under the Compensation Policy, unless waived or amended, the number of BCH Class S Ordinary Units that may be issued as a result of the carrying value adjustments is limited and requires approval of the Board; provided that any such BCH Class S Ordinary Units that that are issuable under the carrying value provision may be issued in subsequent years in accordance with the Compensation Policy. As of March 31, 2026, there has been no allocation of the carrying value adjustment among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts and no issuance of any BCH Class S Ordinary Units as a result of such adjustment. For additional information, see the section in this Annual Report on Form 10-K titled “—Executive Compensation – Compensation Policy.”
BCH FLP-2 Unit Accounts
BMP is the sponsor of the BMP Equity Incentive Plan and holds the BCH FLP-2 Unit Accounts. As the holder of BCH FLP-2 Unit Accounts, BMP is entitled to quarterly issuances of an equal amount of BCH Class S Ordinary Units and BCH Class S Preferred Units that in aggregate is equal to the income allocated to BCH FLP-2 Unit Accounts pursuant to the BCH A&R LPA. BCH FLP-2 Unit Accounts are allocated income equal to 49.5% of: (1) fifteen percent (15%) of the profits from financing activities of BCH and its subsidiaries, exclusive of profits from other activities such as fees or reimbursement of expenses in connection with trustee or custodial services and insurance and insurance-related activities (this will generally include revenues from Ben Liquidity subsidiaries), and (2) the Excess EBITDA Margin, which generally relates to the fee-generating businesses of Beneficient, exclusive of financing activity revenues. The Excess EBITDA Margin for an applicable entity is equal to the lesser of (i) 50% of the revenues of BCH and its tax pass-through subsidiaries, excluding revenues from financing activities, and (ii) an amount of revenues that will cause the EBITDA of such entity divided by the gross revenues of such entity to equal 20% (this will generally include the subsidiaries of Ben Custody and Ben Insurance Services). BCH FLP-2 Unit Accounts are also entitled to receive annual tax distributions. Such provisions result in BMP, as the holder of the BCH FLP-2 Unit Accounts, receiving additional limited partner interests in BCH as a result of the allocation of income of BCH while retaining such BCH FLP-2 Unit Accounts. For FY2025 and FY2026, BMP did not receive any BCH S Ordinary Units or BCH S Preferred Units in connection with certain income allocations as a holder of the BCH FLP- 2 Units Accounts.
In addition, commencing with the effectiveness of the BCH Eighth A&R LPA on June 7, 2023, BMP, as the holder of the BCH FLP-2 Unit Accounts, is also entitled to receive an allocation of a portion of any upward carrying value adjustment as calculated pursuant to Internal Revenue Code Section 704(b). In the event of an upward carrying value adjustment, the BCH FLP-1 Unit Accounts (50.5%) and the FLP-2 Unit Accounts (49.5%) are entitled to first be allocated gains associated with such carrying value adjustment equal to 15% of the value of the capital accounts of all Class A Units and Class S Units, calculated based on the post-adjusted capital accounts of the then outstanding Class A Units and Class S Units. Immediately following any such allocation, the amount allocated is converted in BCH Class S Ordinary Units at the unit price, which is determined by the closing price of a share of the Class A common stock on the primary exchange on which such shares are listed. The consummation of the Business Combination resulted in an upward adjustment of the carrying value of the assets of BCH allocable to the FLP-1 and FLP-2 Unit Accounts of approximately $321.9 million. Pursuant to the terms of the BCH Eighth A&R LPA, which became effective on June 7, 2023, approximately 50,300 Class S Ordinary Units would be issuable as a result of the carrying value adjustment. Additionally, subsequent to the Business Combination, additional carrying value adjustments occurred, and approximately 2,470,100 (inclusive of the 50,300 units described above) BCH Class S Ordinary Units would be issuable through March 31, 2026 as a result of such carrying value adjustments, subject to the Compensation Policy. Under the Compensation Policy, unless waived or amended, the number of BCH Class S Ordinary Units that may be issued as a result of the carrying value adjustments is limited and requires approval of the Board; provided that any such BCH Class S Ordinary Units that are issuable under the carrying value provision may be issued in subsequent years in accordance with the Compensation Policy. As of March 31, 2026, there has been no allocation of the carrying value adjustment among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts and no issuance of any BCH Class S Ordinary Units as a result of such adjustment. For additional information, see the section in this Annual Report on Form 10-K titled “—Executive Compensation – Compensation Policy.”
BCH FLP-3 Unit Accounts
As the holder of BCH FLP-3 Unit Accounts, BHI is entitled to quarterly tax and other distributions equal to 100% of the amount of profit allocated to BHI’s BCH FLP-3 Unit Accounts capital account. BCH’s obligations to make such distributions are not subject to available cash. BCH FLP-3 Unit Accounts are allocated profits from net financing revenues on a quarterly basis equal to the lesser of (i) 5% of the quarterly net financing revenues, or (ii) 10% of the average annualized stated interest (to the extent constituting net financing revenue) of the quarterly average of new ExAlt Loans issued by any subsidiaries of Beneficient during the previous twelve fiscal quarters. For FY2025 and FY2026, there was no income allocated to the FLP-3 Unit Accounts. The Company has not made any distributions related to income allocated to the FLP-3 Unit Accounts through March 31, 2026 and has accrued a liability of $0.7 million and $0.9 million as of March 31, 2026 and 2025, respectively, related to income allocated to the FLP-3 Unit Accounts prior to FY2025.
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

Policies and Procedures for Related Party Transactions
On June 6, 2023, the Company adopted a new written related party transaction policy effective upon the consummation of the Business Combination. Effective February 6, 2024, the Company adopted an amended and restated related party transaction policy (as amended, the “Related Party Transaction Policy”), to provide, among other things, that the newly established Products and Related Party Transactions Committee will evaluate and approve all related party transactions, including Liquidity Transactions, in lieu of the Audit Committee. Upon the dissolution of the Products and Related Party Transactions Committee in March 2026, the evaluation and approval of all related party transactions returned to the Audit Committee. Furthermore, pursuant to the Related Party Transaction Policy, the following transactions are deemed to be preapproved, even if the aggregate amount involved exceeds $120,000:
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
Fees Paid to Independent Registered Public Accounting Firm
The following table shows the aggregate fees billed to us by Weaver for professional services rendered in fiscal years 2026 and 2025:

(in thousands)	2026	2025

Audit fees	$994	$858
Audit-Related fees	53	149
Tax fees	—	—
All other fees	—	2
Total fees	$1,047	$1,009
Audit Fees. Audit fees include services related to the audit and quarterly reviews of the Company’s consolidated financial statements and consultation on accounting matters, including services related to Registration Statements on Form S-1.
Audit-Related Fees. Consists of fees billed for assurance and related services that are related to the performance of the auditor review of consolidated financial statements and are not reported under “Audit Fees.” These services are related to process control reports delivered to the Company based on when the services were rendered.
All Other Fees. All other fees in fiscal years 2026 and 2025 include services related to professional services other than the services reported above.
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
Our Audit Committee is responsible for pre-approving all services provided by our independent registered public accounting firm. All of the above services and fees for fiscal years 2026 and 2025 were pre-approved by the Audit Committee of Beneficient.

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

3.1.4
Certificate of Change to the Articles of Incorporation, filed December 10, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on December 11, 2025).

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

3.1.14
Certificate of Designation of Beneficient Series B-9 Resettable Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on January 8, 2026).

3.1.15
Certificate of Designation of Beneficient Series B-10 Resettable Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on April 10, 2026).

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

4.6.6*	Registration Rights Agreement, by and between Beneficient and YA II PN, Ltd., dated June 26, 2026.
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
4.11
Description of Securities (incorporated by reference to Exhibit 10.13.18 to the Company’s Annual Report on Form 10-K (File No. 001-41715) filed with the Securities and Exchange Commission on September 29, 2025).

4.12*	Form of Convertible Promissory Note.
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

10.4.2†
First Amendment to the Beneficient 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on March 30, 2026).

10.4.3†
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

10.4.6†
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.10.5 to The Beneficient Company Group, L.P.’s Registration Statement on Form S-4 (File No. 333-268741) filed with the Securities and Exchange Commission on December 9, 2022).

10.4.7†*	Form of Asset Sales Initiative Employee Award Agreement.
10.4.8†*	Form of Asset Sales Initiative Executive Officer Award Agreement.
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

10.13.18
Letter Agreement regarding Second Amended and Restated First Lien Credit Agreement and Second Amended and Restated Second Lien Credit Agreement, dated March 20, 2025, among Beneficient, Beneficient Company Holdings, L.P., and HCLP Nominees, L.L.C. (incorporated by reference to Exhibit 10.13.18 to the Company’s Annual Report on Form 10-K (File No. 001-41715) filed with the Securities and Exchange Commission on September 29, 2025).

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

10.26.3
Letter Agreement, dated March 10, 2026, by and among Beneficient Financing, L.L.C., as borrower, Beneficient Company Holdings, L.P., as guarantor, and HH-BDH LLC, as the administrative agent party thereto and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities Exchange Commission on March 12, 2026).

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

10.32
Services Agreement, dated August l , 2017, by and among The Beneficient Company Group (USA), L.L.C. and Beneficient Holdings, Inc. (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K (File No. 001-41715) filed with the Securities and Exchange Commission on September 29, 2025).

10.33†
Employment Agreement, dated July 20, 2025, by and between Beneficient and James G. Silk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on July 21, 2025).

10.34.1*	Standby Equity Purchase Agreement by and between Beneficient and YA II PN, Ltd., dated June 26, 2026.
10.34.2*	Right of First Offer Agreement, by and between Beneficient and Yorkville Securities, LLC, dated June 26, 2026.
10.34.3*	Global Guaranty Agreement, by and among the subsidiaries of Beneficient set forth on the signature pages thereto, dated June 26, 2026.
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

BENEFICIENT

Date: June 29, 2026	By:	/s/ James G. Silk
Chief Executive Officer (Principal Executive Officer)

Date: June 29, 2026	By:	/s/ Gregory W. Ezell
Chief Financial Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Silk	Chief Executive Officer	June 29, 2026
James G. Silk	(Principal Executive Officer)

/s/ Gregory W. Ezell	Chief Financial Officer	June 29, 2026
Gregory W. Ezell	(Principal Accounting Officer)

/s/ Peter T. Cangany, Jr.	Director and Chairman of the Board	June 29, 2026
Peter T. Cangany, Jr.

/s/ Patrick Donegan	Director	June 29, 2026
Patrick Donegan

/s/ Derek L. Fletcher	Chief Fiduciary Officer and Director	June 29, 2026
Derek L. Fletcher

/s/ Mack Hicks	Director	June 29, 2026
Mack Hicks

/s/ Bruce W. Schnitzer	Director	June 29, 2026
Bruce W. Schnitzer

/s/ Karen J. Wendel	Director	June 29, 2026
Karen J. Wendel