Form 10-Q
period 2026-06-30
Beneficient
filed 2026-08-14
CIK 1775734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 7, 2026, Beneficient had 15,425,814 shares of Class A common stock outstanding and 29,908 shares of Class B common stock outstanding.

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
Proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of the Company’s equity award, warrants, and other equity instruments convertible into common stock, as well as the applicable exercise price. All share and per share amounts of our common stock presented in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect both the 2024 Reverse Stock Split and 2025 Reverse Stock Split.
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
•Brad K. Heppner, our former Chairman of the Board (the “Board”) of Directors and Chief Executive Officer, was convicted of fraud, has financial interests that conflict with the interests of Beneficient and its stockholders, and following his resignation, Mr. Heppner retains certain rights to nominate candidates for our Board. Additionally, we are currently involved in litigation brought by Mr. Heppner and his affiliates and may be subject to additional litigation in the future;
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
•we have been involved in a now-terminated investigation brought by the U.S. Securities and Exchange Commission (the “SEC”) and may be subject to other regulatory investigations and proceedings;
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
•we historically had a substantial amount of goodwill and intangible assets, which we have been, and may in the future be, required to write down any remaining value of our goodwill due to impairment;
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
•Beneficient’s Board and management have significant control over Beneficient’s business;
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
•the Company may engage in transactions that represent a conflict of interest, with the review of such transactions subject to the Nevada statutory business judgment rule; and
•other risks, uncertainties and factors set forth in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026 filed with the SEC on June 30, 2026 (the “Annual Report”) and in the “Management’s Discussion and Analysis” and “Risk Factors” sections of this Quarterly Report on Form 10-Q, as well as those described from time to time in our future reports filed with the SEC.
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

BENEFICIENT
Form 10-Q
For the Quarter Ended June 30, 2026

PART I. FINANCIAL INFORMATION
Item 1 — Financial Statements
BENEFICIENT
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2026	March 31, 2026
(Dollars and shares in thousands, except per share amounts)	(unaudited)
ASSETS
Cash and cash equivalents	$5,582	$2,543
Investments, at fair value:
Investments held by Customer ExAlt Trusts (related party of nil and nil)	212,468	195,536
Derivative asset, related party	17,891	21,652
Other assets, net (related party of $515 and $514)	5,082	9,127
Goodwill	9,914	9,914
Total assets	$250,937	$238,772
LIABILITIES, TEMPORARY EQUITY, AND EQUITY (DEFICIT)
Accounts payable and accrued expenses (related party of $18,285 and $17,571)	$61,213	$63,788
Other liabilities (related party of $33,237 and $30,497)	186,210	176,651
Warrants liability	295	308
Debt due to related parties	96,784	96,785
Total liabilities	344,502	337,532
Redeemable noncontrolling interests
Preferred Series A Subclass 0 Redeemable Unit Accounts, nonunitized	90,526	90,526
Total temporary equity	90,526	90,526
Shareholders’ equity (deficit):
Preferred stock, par value $0.001 per share, 250,000 shares authorized
Series A preferred stock, 0 and 0 shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	—	—
Series B preferred stock, 2,704 and 1,831 shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	3	2
Class A common stock, par value $0.001 per share, 625,000 and 625,000 shares authorized as of June 30, 2026 and March 31, 2026, respectively, 14,769 and 14,419 shares issued as of June 30, 2026 and March 31, 2026, respectively, and 14,768 and 14,418 shares outstanding as of June 30, 2026 and March 31, 2026, respectively	15	14
Class B convertible common stock, par value $0.001 per share, 31 shares authorized, 30 and 30 shares issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	—	—
Additional paid-in capital	1,894,784	1,884,835
Accumulated deficit	(2,102,261)	(2,095,478)
Treasury stock, at cost (1 share as of June 30, 2026 and March 31, 2026)	(3,444)	(3,444)
Accumulated other comprehensive income (loss)	507	52
Noncontrolling interests	26,305	24,733
Total equity (deficit)	(184,091)	(189,286)
Total liabilities, temporary equity, and equity (deficit)	$250,937	$238,772
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,
(Dollars in thousands, except per share amounts)	2026	2025
Revenues
Investment income (loss), net	$15,875	$(12,776)
Gain (loss) on financial instruments, net (related party of $(3,760) and $(1))	(3,766)	(45)
Interest and dividend income	10	10
Trust services and administration revenues (related party of nil and $8)	46	188
Total revenues	12,165	(12,623)

Operating expenses
Employee compensation and benefits	2,827	3,331
Interest expense (related party of $2,708 and $3,317)	4,570	3,415
Professional services, net	3,486	7,957
Accrual of loss contingency related to arbitration award	—	62,831
Other expenses (related party of $714 and $628)	1,659	2,491
Total operating expenses	12,542	80,025
Net income (loss)	(377)	(92,648)
Plus: Net (income) loss attributable to noncontrolling interests - Customer ExAlt Trusts	(1,519)	16,212
Plus: Net loss attributable to noncontrolling interests - Ben	21	15,984
Less: Noncontrolling interest guaranteed payment	(4,908)	(4,624)
Net income (loss) attributable to Beneficient common shareholders	$(6,783)	$(65,076)
Other comprehensive income (loss):
Unrealized gain (loss) on investments in available-for-sale debt securities	455	—
Total comprehensive income (loss)	78	(92,648)
Less: Comprehensive gain (loss) attributable to noncontrolling interests	6,861	(27,572)
Total comprehensive income (loss) attributable to Beneficient	$(6,783)	$(65,076)

Net income (loss) per common share (1)
Class A - basic	$(0.47)	$(57.55)
Class B - basic	$(0.47)	$(57.55)
Net income (loss) per common share (1)
Class A - diluted	$(0.47)	$(57.55)
Class B - diluted	$(0.47)	$(57.55)
(1) Periods presented have been adjusted to reflect the 1-for-8 reverse stock split on December 15, 2025. See Note 1 - Summary of Significant Accounting Policies - Reverse Stock Split, for additional information.
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (1)
(UNAUDITED)
For the three months ended June 30, 2026 and 2025:

	Series A preferred stock		Series B preferred stock		Class A common stock		Class B common stock		APIC	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 10)	Total equity (deficit)	Redeemable noncontrolling interests
(Dollars and shares in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2026	—	$—	1,831	$2	14,419	$14	30	$—	$1,884,835	$(2,095,478)	$(3,444)	$52	$24,733	$(189,286)	$90,526
Net income (loss)	—	—	—	—	—	—	—	—	—	(6,783)	—	—	4,636	(2,147)	1,770
Reclass of distributions payable to noncontrolling interest holder	—	—	—	—	—	—	—	—	—	—	—	—	(145)	(145)	—
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	185	—	—	—	—	185	—
Issuance of shares in connection with standby equity purchase agreement	—	—	—	—	60	—	—	—	233	—	—	—	—	233	—
Unrealized gain (loss) on available-for-sale debt securities	—	—	—	—	—	—	—	—	—	—	—	455	—	455	—
Preferred A-0 Unit Accounts guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	(3,138)	(3,138)	(1,770)
Issuance of equity in connection with recent financings	—	—	875	1	—	—	—	—	8,531	—	—	—	219	8,751	—
Shares issued as commitment fee payment	—	—	—	—	280	1	—	—	1,000	—	—	—	—	1,000	—
Conversion of Series B-1 preferred stock to Class A common stock	—	—	(2)	—	10	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2026	—	$—	2,704	$3	14,769	$15	30	$—	$1,894,784	$(2,102,261)	$(3,444)	$507	$26,305	$(184,091)	$90,526

	Series A preferred stock		Series B preferred stock		Class A common stock (1)		Class B common stock (1)		APIC (1)	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests (Note 10)	Total equity (deficit)	Redeemable noncontrolling interests
(Dollars and shares in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2025	—	$—	363	$—	1,060	$1	30	$—	$1,844,496	$(2,008,052)	$(3,444)	$(2)	$132,076	$(34,925)	$90,526
Net income (loss)	—	—	—	—	—	—	—	—	—	(65,076)	—	—	(29,239)	(94,315)	1,667
Noncontrolling interest reclass	—	—	—	—	—	—	—	—	—	—	—	—	(921)	(921)	—
Recognition of share-based compensation cost	—	—	—	—	—	—	—	—	461	—	—	—	—	461	—
Issuance of shares in connection with equity purchase agreement	—	—	—	—	118	—	—	—	271	—	—	—	—	271	—
Issuance of shares in connection with recent financings	—	—	1,180	2	—	—	—	—	11,503	—	—	—	295	11,800	—
Preferred A-0 Unit Accounts guaranteed payment accrual	—	—	—	—	—	—	—	—	—	—	—	—	(2,957)	(2,957)	(1,667)
Miscellaneous adjustment to previously allocated FLP Subclass 3 income	—	—	—	—	—	—	—	—	—	—	—	—	189	189	—
Balance, June 30, 2025	—	$—	1,543	$2	1,178	$1	30	$—	$1,856,731	$(2,073,128)	$(3,444)	$(2)	$99,443	$(120,397)	$90,526
(1) Periods presented have been adjusted to reflect the 1-for-8 reverse stock split on December 15, 2025. See Note 1 - Summary of Significant Accounting Policies - Reverse Stock Split, for additional information.
See accompanying notes to consolidated financial statements.

BENEFICIENT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income (loss)	$(377)	$(92,648)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	125	242
Net amortization of debt premium and discount (related party of $(32) and $92)	(32)	92
Gain (loss) on financial instruments, net (related party of $(3,760) and $(1))	3,766	45
Return on investments in alternative assets held by Customer ExAlt Trusts	1,219	—
Investment income (loss), net	(15,875)	12,776
Non cash interest expense (related party of $2,738 and $2,697)	4,602	2,764
Non cash interest income	(10)	(139)
Non cash share-based compensation	185	461
Accrual of loss contingency related to arbitration award	—	62,831
Changes in assets and liabilities:
Changes in other assets	853	1,101
Changes in accounts payable and accrued expenses	1,439	1,639
Net cash used in operating activities	(4,105)	(10,836)
Cash flows from investing activities:
Return of investments in alternative assets held by Customer ExAlt Trusts	1,923	3,711
Proceeds from disposition of alternative assets held by Customer ExAlt Trusts	5,002	24,059
Purchase of investments in alternative assets held by Customer ExAlt Trusts	(14)	(1,219)
Purchase of premises and equipment	—	(96)
Net cash provided by investing activities	6,911	26,455
Cash flows from financing activities:
Proceeds from related party debt financings	—	850
Payments on related party debt financings	—	(10,474)
Proceeds received from issuance of Class A common shares under equity purchase agreement	233	271
Net cash provided by (used in) financing activities	233	(9,353)
Net increase (decrease) in cash and cash equivalents	3,039	6,266
Cash and cash equivalents at beginning of period	2,543	1,346
Cash and cash equivalents at end of period	$5,582	$7,612
Refer to Note 18 for supplemental cash flow disclosures.

See accompanying notes to consolidated financial statements.

BENEFICIENT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.    Overview of the Business
Legal Structure
Beneficient, a Nevada corporation, is a technology-enabled financial services holding company (including its subsidiaries, but excluding its noncontrolling interest holders, collectively, “Ben,” “our,” “the Company,” or “we”) that provides simple, rapid, cost-effective liquidity solutions and trust products and services to participants in the alternative assets industry through its end-to-end online platform, Ben AltAccess (as defined below). Ben AltAccess is currently not publicly accessible as it is being reengineered to better meet the needs of our Customers. Prior to the conversion described below, Beneficient Management, L.L.C. (“Ben Management”), a Delaware limited liability company, was Ben’s general partner and Ben was controlled by, and the exclusive and complete authority to manage the operations and affairs of Ben was granted to, Ben Management’s Board of Directors.
On June 6, 2023, the Company converted from a Delaware limited partnership to a Nevada corporation and changed its corporate name from “The Beneficient Company Group, L.P.” (“BCG”) to “Beneficient” (the “Conversion”). On June 6, 2023, following the BCG Recapitalization (as defined in Note 2) and the Conversion, the Company, as the sole member of Beneficient Company Group, L.L.C. (“Ben LLC”), adopted the First Amended and Restated Limited Liability Company Agreement of Ben LLC (the “Ben LLC A&R LLCA”), which establishes managing member interests and non-managing members interests, referred to as the Class A Units of Ben LLC. Beneficient is designated as the sole managing member. After the adoption of the Ben LLC A&R LLCA, Beneficient contributed to Ben LLC all of the limited partnership interests and general partnership interests of Beneficient Company Holdings, L.P. (“BCH”) held by Beneficient, and Ben LLC became the general partner of BCH and the holder of 100% of the outstanding Class A Units of BCH. Beneficient also is sole holder of the outstanding membership interests in ExAlt Holdings, LLC (“ExAlt Holdings”).
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
BCH is a Delaware limited partnership formed on July 1, 2010. As of June 30, 2026, BCH is primarily a holding company that directly or indirectly receives certain active and passive income of the Company and allocates that income among the partnership interests issued by BCH. As of June 30, 2026, BCH has issued and outstanding general partnership Subclass 1 Class A Units (“BCH Class A Units”), Class S Ordinary Units of BCH (the “BCH Class S Ordinary Units”), Class S Preferred Units of BCH (the “BCH Class S Preferred Units”), FLP Unit Accounts (Subclass 1, Subclass 2, and Subclass 3), Preferred Series A Subclass 0 Unit Accounts (“BCH Preferred A-0”), and Preferred Series A Subclass 1 Unit Accounts (“BCH Preferred A-1”).
ExAlt Holdings is a Delaware limited liability company, formed on February 24, 2026, whose sole member is Beneficient. Pursuant to that certain Funding Agreement, dated April 7, 2026, ExAlt Holdings may become a creditor to the Company’s financing vehicle(s), to be determined on a case by case basis by ExAlt Holdings, by providing funding to the financing vehicle(s) for “loans” made to the ExAlt PlanTM. Any of the aforementioned fundings would entitle ExAlt Holdings, as a creditor of the Company’s subsidiary financing vehicle, to all cash flow generated by such fundings. ExAlt Holdings has provided funding to the financing vehicles for “loans” made to the ExAlt PlanTM for all new liquidity transactions entered into since the date the Funding Agreement was executed.
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

Ben’s primary operations, which commenced on September 1, 2017, relate to its liquidity and trust administration products and services. Ben offers or plans to offer its products and services through its operating subsidiaries, which include: (i) Ben AltAccess, L.L.C., a Delaware limited liability company (“Ben AltAccess”), which has historically offered an online platform designed to provide a digital experience for Customers seeking liquidity, custody, trust and data services for their alternative assets, (ii) Ben Liquidity, L.L.C., a Delaware limited liability company, and its subsidiaries (collectively, “Ben Liquidity”), which offers liquidity products, (iii) Ben Custody, L.L.C., a Delaware limited liability company, and its subsidiaries (collectively, “Ben Custody”), which provides services for private fund, trustee, and trust administration, (iv) Ben Data, L.L.C., a Delaware limited liability company (“Ben Data”), which provides data analytics and evaluation services, (v) Ben Markets L.L.C., including its subsidiaries (“Ben Markets”), which provides broker-dealer services and transfer agency services in connection with offering Ben’s products and services, and (vi) Ben Insurance, L.L.C., including its subsidiaries (“Ben Insurance Services”), which intends to offer insurance products and services covering risks attendant to owning, managing and transferring alternative assets when, and if, an applicable insurance charter is obtained. Ben serves as trustee of certain of the Customer ExAlt Trusts, which operate for the benefit of the Charities (defined below) and Economic Growth Zones (defined below).
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
Liquidity and Going Concern
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2026, we had unrestricted cash and cash equivalents of $5.6 million. Besides the unrestricted cash and cash equivalents, the Company’s principal sources of liquidity available to meet its contractual obligations are proceeds on ExAlt Loan payments and fee income derived from distributions, including sales proceeds from dispositions, on investments held by the Customer ExAlt Trusts and potential access to capital under the Amended and Restated Standby Equity Purchase Agreement (the “A&R SEPA”) with YA II PN, Ltd. (“Yorkville”), however, our ability to access the cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio is limited by the terms of the ExAlt Loans from Ben Liquidity to the Customer ExAlt Trusts and our ability to access proceeds from the A&R SEPA is subject to market conditions, such as trading volume, price of our Class A common stock and other factors beyond our control. We have historically generated net losses and, in aggregate, these net losses have resulted in an accumulated deficit of $2.1 billion as of June 30, 2026. As of July 31, 2026, we had unrestricted cash and cash equivalents of approximately $3.4 million.
Our contractual obligations over the next 12 months include scheduled maturities of outstanding related party borrowings of approximately $96.7 million as of June 30, 2026 (as previously reported, the HH-BDH Credit Agreement (as defined herein) borrowings were repaid in January 2026, though approximately $1.0 million of interest remained outstanding as of June 30, 2026). As discussed in Note 8, on July 30, 2025, we were notified of events of default under the loan agreements with HCLP (together, the “HCLP Loan Agreement”). The HCLP Loan purportedly matured on April 14, 2025, at which time the related party debt and accrued interest became due and payable immediately (approximately $94.3 million (including an unamortized premium thereon) of debt outstanding and unpaid interest of $32.2 million as of June 30, 2026). The Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan in light of credible evidence that Mr. Heppner, our former CEO, participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, among other items. On May 7, 2026, Mr. Heppner was convicted of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, and false statements to auditors. Our obligations including principal, accrued interest and fees under these related party debt instruments as of June 30, 2026 was approximately $127 million. Finally, as discussed in Note 17, on October 10, 2025, the Texas Fifth Court of Appeals reversed the judgment of the Texas District Court and confirmed a previous equity arbitration award that amounted to $62.8 million in compensatory damages. Interest continues to accrue each quarter at 10.5% until settled. With post-judgment interest, the amount of the Arbitration Award (as defined herein) is approximately $69.7 million as of June 30, 2026.
All of these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance.
We expect the Company will require additional capital to satisfy our obligations and fund our operations for the next twelve months, which will likely be achieved through the issuance of additional debt or equity, including through the A&R SEPA, and the monetization of certain of the investments held by the Customer ExAlt Trusts. We continue to evaluate our available options with respect to the arbitration award, which may include working with the Claimant (as defined herein) on settlement terms that could reduce the potential near term cash obligations associated with the arbitration. There can be no assurance that we will be able to reach a settlement on terms that are favorable to us or at all. Also, we intend to potentially seek additional financings with either our current lenders or other lenders, and continue to seek opportunities to reduce corporate overhead; however, we cannot conclude these are probable of being implemented or, if probable of being implemented, being in sufficient enough amounts to satisfy our contractual amounts as they presently exist that are coming due over the next 12 months as of the date of the filing of these financial statements with the SEC.
On June 27, 2023, we entered into that certain Standby Equity Purchase Agreement (the “2023 SEPA”), whereby we had the right, but not the obligation, to sell to Yorkville up to $250.0 million of shares of the Company’s common stock. On June 26, 2026, the Company entered into the A&R SEPA to (i) reduce the commitment size of the 2023 SEPA to $100.0 million and extend its maturity on the terms and conditions set forth therein and (ii) provide that Yorkville will advance to the Company the principal amount of $4.0 million evidenced by promissory notes.
As of June 30, 2026, approximately $100.0 million worth of shares of Class A common stock remains available under the terms of the A&R SEPA. On August 5, 2026, a registration statement registering up to 32,467,532 Class A common stock pursuant to the A&R SEPA was declared effective by the SEC. However, the decision regarding future sale of shares, including those under the A&R SEPA, is subject to market conditions, such as trading volume, price of our Class A common stock and other factors beyond our control. For the three months ended June 30, 2026 and 2025, proceeds of approximately $0.2 million and $0.3 million were received by the Company from 2023 SEPA sales. The issuance of additional shares of Class A common stock under the A&R SEPA will dilute the percentage ownership interest of all stockholders, could dilute the book value per share of the Class A common stock and will increase the number of the Company’s outstanding shares, which could cause the market price of our Class A common stock to decrease.
As more fully described in Note 8, on October 19, 2023, we entered into a three-year $25.0 million term loan pursuant to a credit agreement with HH-BDH LLC (“HH-BDH” and such agreement, the “HH-BDH Credit Agreement”), which was fully drawn upon closing and, the proceeds of which were used to repay certain outstanding obligations, fund development of our products, and provide additional working capital. On August 16, 2024, we entered into an amendment to the term loan with HH-BDH to add an additional term loan of $1.7 million, which was used to provide working capital. During the three months ended June 30, 2025, we agreed to an advance under the HH-BDH Credit Agreement of $850 thousand, which was used to provide working capital. On March 10, 2026, we entered into that certain Letter Agreement (the “2026 Letter Agreement”) with HH-BDH, pursuant to which the HH-BDH Credit Agreement was amended to provide for the payment of the remaining $1.7 million in interest and fees outstanding under the HH-BDH Credit Agreement. For the payment of the outstanding interest and fees, (i) we agreed to issue HH-BDH 149,904 shares of the Company’s Class A common stock having an aggregate value of $572,588 based on the five-day volume-weighted average price per share of the Class A common stock on March 10, 2026, and (ii) Beneficient Financing, L.L.C. (the “Borrower”) agreed to pay HH-BDH an amount in cash equal to $1,000,000 not later than five business days following September 30, 2026. Additionally, for the payment of outstanding expenses, the Borrower agreed to pay HH-BDH an amount in cash equal to $94,365 in April 2026.
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
Additionally, as the settlement provision related to the derivative asset related to the Limited Conversion (defined herein) that is recorded in our June 30, 2026 and March 31, 2026 statements of financial position involves the forfeiture of existing outstanding Class A common stock and not cash proceeds, the value of the derivative asset does not impact our considerations related to our capital requirements and sources of liquidity.
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
Reverse Stock Split
In December 2025, the Company’s stockholders approved a reverse stock split of its common stock at a range of ratios between 1-for-5 to 1-for-100, and the Company’s Board approved a reverse stock split at a ratio of 1-for-8 and a simultaneous proportionate reduction in the authorized shares of each class of common stock as required by NRS Section 78.207. The 2025 Reverse Stock Split was effective as of December 15, 2025, and on January 2, 2026, the Company was notified by Nasdaq that it had regained compliance with the bid price requirement.
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
For the 2025 Reverse Stock Split, proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of the Company’s equity award, warrants, and other equity instruments convertible into common stock, as well as the applicable exercise price. All share and per share amounts of the Company’s common stock presented in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the 2025 Reverse Stock Split, as applicable, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements of Ben are prepared in conformity with U.S. GAAP on a going concern basis, and include the accounts of Ben, its wholly-owned and majority-owned subsidiaries and, certain variable interest entities (“VIEs”), in which the Company is the primary beneficiary. An enterprise is determined to be the primary beneficiary of a VIE if it holds a controlling financial interest consistent with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), as amended.
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
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the consolidated financial statements and could differ from actual results. Material estimates that are particularly susceptible to change in the near term relate to the fair value determination of investments in alternative assets held by the Customer ExAlt Trusts, determination of the allowance for credit losses as an input to the allocation of income (loss) to Ben’s or BCH’s equity holders, evaluation of potential loss contingencies principally related to ongoing legal matters, and evaluation of potential impairment of goodwill and other intangibles.
Significant accounting policies are detailed in Note 2 to the consolidated financial statements included in the Company’s Annual Report. Other than described below, there are no new or revised significant accounting policies as of June 30, 2026.
Accounting Standards Recently Adopted
We adopted Accounting Standards Update (“ASU”) 2023-09, Income Taxes, (Topic 740) prospectively for the annual period beginning April 1, 2025 and interim periods beginning on April 1, 2026. The update expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates as well as additional disaggregation of taxes paid. The amendments in ASU 2023-09 also remove disclosures related to certain unrecognized tax benefits and deferred taxes. The adoption of this new guidance did not result in a material impact to the Company’s consolidated financial statements.
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
As a result, Ben’s primary tangible assets reflected on its consolidated statements of financial condition are investments, mainly comprised of alternative assets held by the Customer ExAlt Trusts and the primary sources of revenue reflected on our consolidated statements of comprehensive income (loss) are investment income (loss), net, which represents changes in the net asset value (“NAV”) of these investments held by the Customer ExAlt Trusts, and gain (loss) on financial instruments, net, which represents changes in fair value of equity securities, a derivative asset, and warrants liability. Such investment income (loss), net, and gain (loss) on financial instruments that are held by the Customer ExAlt Trusts is included in the net income (loss) allocated to noncontrolling interests – Customer ExAlt Trusts in the consolidated statement of comprehensive income (loss). The revenues and expenses recognized in these line items for the activities of the Customer ExAlt Trusts do not directly impact net income (loss) attributable to Ben’s or BCH’s equity holders.

Instead, the interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts, which are eliminated in the presentation of our consolidated financial statements, directly impact the net income (loss) attributable to Ben’s and BCH’s equity holders. Our Ben Liquidity and Ben Custody business segments, which relate to our current operating subsidiaries, are owned by the Company’s equity holders (including those of BCH), and recognize revenue through (i) interest income on ExAlt Loans made to the Customer ExAlt Trusts in connection with our liquidity transactions for Customers with contractual interest rates between 5.0% and 14.0% per annum charged against the outstanding principal balance of the ExAlt Loan, (ii) fee income billed at closing, but recognized as revenue ratably over the expected life of the alternative asset, for each liquidity transaction with Customers for services including access to and use of the AltAccess Platform, transfer of the alternative assets, and delivery of the consideration to the client, with fee rates between 1.0% and 7.0% of the sum of the NAV and remaining unfunded commitment of the transacted alternative asset, and (iii) recurring fee income recognized each period for providing services including trustee, custody, and trust administration of the Customer ExAlt Trusts while they hold investments, with fee rates generally at 2.8% per annum of the sum of the NAV and remaining unfunded commitment of the alternative assets held. Ben Liquidity and Ben Custody revenue recognized for the three months ended June 30, 2026 and 2025 is as follows:
a.Ben Liquidity recognized $8.2 million and $8.8 million in interest income during the three months ended June 30, 2026 and 2025, respectively.
b.Ben Custody recognized $2.5 million and $4.2 million in trust services and administration revenues during the three months ended June 30, 2026 and 2025, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods.
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
As a result of the above along with the existing equity capital structure described in Note 10 for Beneficient and BCH, the net income (loss) of the Company can vary significantly from the net income (loss) attributable to the Beneficient common shareholders. The following table presents a reconciliation of operating income (loss) of our reportable segments, excluding the Customer ExAlt Trusts, to net income (loss) attributable to Beneficient’s common shareholders. This reconciliation serves to provide users of our financial statements an understanding and visual aid of the reportable segments that impact net income (loss) attributable to the common shareholders and reiterates that the consolidation of the Customer ExAlt Trusts has no impact on the net income (loss) attributable to Beneficient’s common shareholders.

(in thousands)	Three Months Ended June 30,
	2026	2025
Operating income (loss)*
Ben Liquidity	$7,354	$(6,015)
Ben Custody	1,350	3,128
Corporate & Other	(10,600)	(73,549)
Net loss attributable to noncontrolling interests - Ben	21	15,984
Noncontrolling interest guaranteed payment	(4,908)	(4,624)
Net income (loss) attributable to common shareholders	$(6,783)	$(65,076)
*Includes amounts eliminated in consolidation.
Significant Accounting Policies - Impacting Allocation of Net Income (Loss) to Beneficient’s Equity Holders
As described above, certain income and expenses involving transactions between Ben and the Customer ExAlt Trusts are eliminated for financial reporting purposes; however, the income or expenses are important to determine the net income (loss) allocable to Ben’s and BCH’s equity holders. Accounting policies related to the significant income and expense items eliminated in our consolidated financial statements but impacting the allocation of net income (loss) to Beneficient’s equity holders, are detailed in Note 3 to the consolidated financial statements included in the Company’s Annual Report. There are no new or revised significant accounting policies related to the significant income and expense items eliminated in our consolidated financial statements as of June 30, 2026 impacting allocation of net income (loss) to Beneficient’s and BCH’s equity holders.
4.    De-SPAC Merger Transaction
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
Prior to the Conversion on June 6, 2023, the Company’s equity interests consisted of common units, one series of preferred units, and noncontrolling interests. Pursuant to the Conversion, each BCG Class A Common Unit converted into 1.25 shares of Class A common stock, each BCG Class B Common Unit converted into 1.25 shares of Class B common stock (“Class B common stock”), and the capital account balance of the Preferred Series B Subclass 2 Unit Accounts of BCG converted into shares of Class A common stock at a rate based on a 20% discount to the valuation of the Class A common stock.
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
As part of liquidity transactions with our customers, which closed in connection with the Transaction, a total of 1,074,725 additional warrants were issued to two counterparties as part of their consideration for their interest in alternative assets on materially consistent terms as described above.
As of June 30, 2026 and March 31, 2026, there were 24,699,725 Warrants outstanding with a fair value of $0.3 million and $0.3 million, respectively, included in the warrants liability line item on the consolidated statements of financial condition. During the three months ended June 30, 2026 and 2025, a nominal amount of gain (loss) was recognized in each period in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss).
5.    Investments, at Fair Value
Investments held by the Customer ExAlt Trusts are comprised of investments in alternative assets, public equity securities, debt securities, and other equity securities and interests (including those of a former related party). The composition of investments recorded at fair value held by the Customer ExAlt Trusts is included in the table below (in thousands):

	June 30, 2026	March 31, 2026
Alternative assets	$179,468	$162,824
Public equity securities	4,453	4,472
Debt securities available-for-sale	2,046	1,739
Other equity securities and interests	26,501	26,501
Total investments, at fair value	$212,468	$195,536
Investments in Alternative Assets held by the Customer ExAlt Trusts
The investments in alternative assets are held, either through direct ownership or through beneficial interests, by certain of the Customer ExAlt Trusts and consist primarily of limited partnership interests in various alternative investments, including private equity funds. These alternative investments are valued using NAV as a practical expedient. Changes in the NAV of these investments are recorded in investment income (loss), net in our consolidated statements of comprehensive income (loss). The investments in alternative assets provide the economic value that ultimately collateralizes the ExAlt Loans that Ben Liquidity originates with the Customer ExAlt Trusts in liquidity transactions and any associated fees due from the Customer ExAlt Trusts. The increase in investments in alternative assets since March 31, 2026 of $16.6 million was principally related to upward adjustments of NAV as reported by the investment managers or general partners or other fair value adjustments totaling $15.9 million and new origination activity totaling $8.8 million, offset by asset sales and distributions of $8.1 million.
The NAV calculation reflects the most current report of NAV and other data received from firm/fund sponsors. If no such report has been received, Ben estimates NAV based upon the last NAV calculation reported by the investment manager and adjusts it for capital calls and distributions made in the intervening time frame. Ben also considers whether adjustments to the NAV are necessary, in certain circumstances, in which management is aware of specific material events, changes in market conditions, and other relevant factors that have affected the value of an investment during the period between the date of the most recent NAV calculation reported by the investment manager or sponsor and the measurement date. Public equity securities known to be owned within an alternative investment fund, based on the most recent information reported by the general partners, are marked to fair value using quoted market prices on the balance sheet reporting date.
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

Portfolio Information
Our portfolio of alternative asset investments, held by certain of the Customer ExAlt Trusts by asset class of each fund as of June 30, 2026 and March 31, 2026, is summarized below (in thousands):

	Alternative Investments Portfolio Summary
	June 30, 2026		March 31, 2026
Asset Class	Carrying Value	Unfunded Commitments	Carrying Value	Unfunded Commitments
Private Equity	$86,016	$25,761	$80,685	$25,975
Venture Capital	76,161	1,183	60,021	1,183
Private Real Estate	6,283	1,642	6,300	1,650
Hedge Funds	3,243	—	3,332	—
Natural Resources	137	153	6,111	1,250
Other(1)	7,628	362	6,375	376
Total	$179,468	$29,101	$162,824	$30,434
(1) “Other” includes earnouts, escrow, net other assets (liabilities), and private debt strategies.
As of June 30, 2026, the Customer ExAlt Trusts collectively had exposure to 135 professionally managed alternative asset investment funds, comprised of 375 underlying investments, 88 percent of which are investments in private companies.
Public Equity Securities
Investment in public equity securities primarily represents ownership by certain of the Customer ExAlt Trusts in public companies. These investments are carried at fair value, which is determined using quoted market prices. Any realized gains and losses are recorded on a trade-date basis. Realized and unrealized gains and losses are recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss). As of June 30, 2026 and March 31, 2026, the fair value of investments in public equity securities was $4.5 million and $4.5 million, respectively. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
Debt Securities Available-for-Sale
As of June 30, 2026 and March 31, 2026, investments in debt securities represent ownership in privately held debt securities. Investments in debt securities are classified and accounted for as available-for-sale, with unrealized gains and losses presented as a separate component of equity under the accumulated other comprehensive income (loss) line item.
The amortized cost, estimated fair value, and unrealized gains and losses on investments in debt securities classified as available-for-sale as of June 30, 2026 and March 31, 2026 are summarized as follows:

	June 30, 2026
(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Other debt securities	$1,538	$508	$—	$2,046
Total available-for-sale debt securities	$1,538	$508	$—	$2,046

	March 31, 2026
(Dollars in thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Other debt securities	$1,687	$52	$—	$1,739
Total available-for-sale debt securities	$1,687	$52	$—	$1,739
The noncredit-related portion of the net unrealized gains was $0.5 million and nil for the three months ended June 30, 2026 and 2025, respectively, and recognized as a component of accumulated other comprehensive income (loss).
During both the three months ended June 30, 2026 and 2025, the Company determined there was no credit-related loss on its investment in debt securities available-for-sale.

The following table is a rollforward of credit-related losses recognized in earnings for the periods presented below:

(Dollars in thousands)	Three Months Ended June 30,
	2026	2025
Balance, beginning of period	$32,288	$32,288
Credit-related losses not previously recognized	—	—
Increase in amounts previously recognized	—	—
Balance, end of period	$32,288	$32,288
The contractual maturities of available-for-sale debt securities as of June 30, 2026 and March 31, 2026 are as follows:

	June 30, 2026		March 31, 2026
(Dollars in thousands)	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
Due in one year or less	$1,538	$2,046	$1,687	$1,739
No fixed maturity	—	—	—	—
	$1,538	$2,046	$1,687	$1,739
Other Equity Securities and Interests
Ben and certain of the Customer ExAlt Trusts hold investments in equity securities of private companies measured based on quoted prices for similar assets in active markets, including those of the GWG Wind Down Trust (as defined herein). On August 1, 2023, GWG Holdings’ plan of reorganization was declared effective and our investments in its common stock and L Bonds (previously accounted for as public equity securities and available-for-sale debt securities, respectively) were then transferred to an investment in the GWG Holdings Wind Down Trust created as part of the approved plan of reorganization. The fair value of these equity interests was nominal as of both June 30, 2026 and March 31, 2026. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein.
Additionally, certain of the Customer ExAlt Trusts hold investments in equity securities that do not have a readily determinable fair value. These equity securities are measured, using the measurement alternative for equity investments that do not have readily determinable fair values, at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. When observable price adjustments are identified, the inputs used are generally Level 2 inputs within the fair value hierarchy. The value of these equity securities was $26.5 million and $26.5 million as of June 30, 2026 and March 31, 2026, respectively. Refer to Note 6 for a reconciliation of the gain (loss) on financial instruments, net for each of the periods presented herein, which reflects any upward or downward adjustments to these equity securities for the periods presented herein. There were no impairments to these equity securities during the three months ended June 30, 2026 and 2025. Additionally, through June 30, 2026, one security has cumulative upward adjustments of $10.8 million based upon observable price changes, which was based on a then recent equity offering and stock to stock transactions. The cumulative upward adjustments occurred in fiscal year 2023. No significant adjustments were made during the three months ended June 30, 2026 and 2025.
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
As of June 30, 2026 and March 31, 2026, the fair value of these investments using the NAV per share practical expedient was $179.5 million and $162.8 million, respectively. During the three months ended June 30, 2026 and 2025, a gain of $15.9 million and a loss of $12.8 million, respectively, was recognized from changes in NAV, which are recorded within the investment income (loss), net line item of our consolidated statements of comprehensive income (loss).
Financial instruments on a recurring basis
The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, on June 30, 2026 and March 31, 2026 are presented below.

	As of June 30, 2026
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Public equity securities	$4,453	$—	$—	$4,453
Debt securities available-for-sale, other	—	—	2,046	2,046
Derivative asset	—	—	17,891	17,891
Liabilities:
Warrants liability	267	28	—	295

	As of March 31, 2026
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Public equity securities	$4,472	$—	$—	$4,472
Debt securities available-for-sale, other	—	—	1,739	1,739
Derivative asset	—	—	21,652	21,652
Liabilities:
Warrants liability	264	44	—	308
A reconciliation of gain (loss) on financial instruments, net for each of the periods presented herein is included in the tables below (in thousands):

	Three Months Ended June 30,
	2026	2025
Public equity securities:
Other public equity securities	$(19)	$(74)
Warrants liability	13	30
Derivative asset	(3,760)	—
Other equity securities and interests:
Related party, fair value using quoted market prices of similar assets in active market	—	(1)
Gain (loss) on financial instruments, net	$(3,766)	$(45)
The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:
Investment in other equity securities and interests
As of June 30, 2026 and March 31, 2026, the fair value of these equity interests is calculated using quoted prices for similar instruments observed in the equity capital markets and is classified as a Level 2 investment in the fair value hierarchy.

Investment in debt securities available-for-sale
Other debt securities. The fair value of these debt securities is calculated using the market approach adjusted for the recoverability of the security. The following table provides quantitative information about the significant unobservable inputs used in the fair value measure of the Level 3 other debt securities (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Inputs	Range	Weighted Average
June 30, 2026	$2,046	Market Approach	Enterprise value-to-revenue multiple	0.2x - 18.9x	1.75x
March 31, 2026	$1,739	Market Approach	Enterprise value-to-revenue multiple	0.2x - 18.9x	1.75x
The following table reconciles the beginning and ending fair value of our Level 3 other debt securities:

(Dollars in thousands)	Three Months Ended June 30,
	2026	2025
Beginning balance	$1,739	$1,687
Settlements	(148)	—
Gains (losses) recognized in accumulated other comprehensive income (loss)(1)	455	—
Ending balance	$2,046	$1,687
(1) Recorded in unrealized gain (loss) on available-for-sale debt securities.
Warrants liability
As part of the transactions with Yorkville related to the convertible debentures discussed in Note 7, the Company also issued warrants to purchase our Class A common stock. These warrants are liability classified and subject to periodic remeasurement. The fair value of these warrants issued to Yorkville are measured using the Black-Scholes option pricing model. The key inputs used in the valuation as of June 30, 2026 were: expected terms (in years) - 1.10 to 1.37; stock price - $3.68; exercise price - $21.04; expected volatility - 91.39%; expected dividend rate - 0.0%; and risk-free rate - 4.06%. The key inputs used in the valuation as of March 31, 2026 were: expected terms (in years) - 1.35 to 1.62; stock price - $3.50; exercise price - $21.04; expected volatility - 95.59%; expected dividend rate - 0.0%; and risk-free rate - 3.67%.
Derivative Asset
As part of the Limited Conversion discussed in Note 10, the appreciation forfeiture provision was identified as an embedded derivative that does not qualify for equity classification under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, due to the variable number of shares subject to settlement. The embedded derivative was bifurcated and recorded as a derivative asset at fair value on the conversion date, with subsequent changes in fair value recognized in gain (loss) on financial instruments, net. The derivative is remeasured at each reporting date until settlement. The derivative asset related to the appreciation forfeiture provision is measured using a valuation model that incorporates observable and unobservable inputs, including stock price, volatility, and remaining term, and is classified as a Level 3 fair value measurement. Other than the change in fair value due to remeasurement at June 30, 2026, there was no other activity with respect to the derivative asset (e.g., no additional issuances, settlements, transfers, etc.).
The key inputs used in the valuation as of June 30, 2026 were: expected terms (in years) - 1.5; stock price - $3.68; exercise price - $4.16; expected volatility - 91.39%; expected dividend rate - 0.0%; and risk-free rate - 4.06%. The key inputs used in the valuation as of March 31, 2026 were: expected terms (in years) - 1.75; stock price - $3.50; exercise price - $4.16; expected volatility - 95.59%; expected dividend rate - 0.0%; and risk-free rate - 3.67%.
Financial instruments on a non-recurring basis
Goodwill
During the quarter ended March 31, 2026, primarily as a result of a significant, sustained decline in our Class A common stock price and the Company’s related market capitalization since our prior annual goodwill impairment test, we concluded that it was more likely than not that the fair value of each of our reporting units with goodwill were below their respective carrying amounts, which resulted in us performing an interim impairment assessment. As a result of the interim impairment assessment, however, it was determined that no non-cash impairment charge was required. During the first quarter of fiscal 2027, we concluded that a triggering event had not occurred and thus, we were not required to perform an interim impairment assessment during this period. Through June 30, 2026, cumulative prior goodwill impairments totaled approximately $2.4 billion, with the vast majority of this goodwill impairment recognized in our 2024 fiscal year.
For the interim impairment assessment performed for the quarter ended March 31, 2026, the Company computed the fair value of each reporting unit by computing the overall enterprise value of the Company by valuing its various equity instruments, primarily based on the Class A common stock price per share. The overall enterprise value was allocated to each reporting unit using the discounted cash flow method to estimate the relative value of each reporting unit based on their future cash flows using a multi-year forecast, and a terminal value calculated using a long-term growth rate that was informed based on our industry, analyst reports of a public company peer set, current and expected future economic conditions and management expectations. The discount rate used to discount these future cash flows was determined using a capital asset pricing model based on the market value of equity of a public company peer set, adjusted for risk characteristics and expectations specific to the reporting unit, combined with an assessment of the cost of debt.
The discount rates used for each reporting unit ranged from 28.0% to 29.3% for the March 31, 2026 impairment assessment. The Company applied a terminal year long-term growth rate of 3.0% for each reporting unit during the interim impairment assessment. Remaining goodwill at June 30, 2026 relates to Ben Custody and Ben Markets.
The change in goodwill at each reporting unit was as follows:

(Dollars in thousands)	March 31, 2026	Impairment	June 30, 2026
Ben Liquidity	$—	$—	$—
Ben Custody	7,469	—	7,469
Ben Insurance	—	—	—
Ben Markets	2,445	—	2,445
Total Goodwill	$9,914	$—	$9,914
There were no other assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2026 and March 31, 2026.
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
The carrying amounts and estimated fair values of the Company’s financial instruments not recorded at fair value as of June 30, 2026 and March 31, 2026, were as noted in the table below:

	As of June 30, 2026
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$5,582	$5,582
Financial liabilities:
Debt due to related parties, net (1)	2	96,784	94,527
Accounts payable and accrued expenses		61,213	61,213

	As of March 31, 2026
(Dollars in thousands)	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$2,543	$2,543
Financial liabilities:
Debt due to related parties, net (1)	2	96,785	92,702
Accounts payable and accrued expenses		63,788	63,788
(1) - The estimated fair value of debt due to related parties, net, does not include the value of accrued but unpaid interest totaling $33.2 million and $30.5 million as of June 30, 2026 and March 31, 2026, respectively, that is included in other liabilities in the consolidated statements of financial condition.

7.    Debt
Convertible Debentures
On August 6, 2024, the Company, entered into a securities purchase agreement with Yorkville, in connection with the issuance and sale of convertible debentures in an aggregate principal amount of up to $4.0 million (the “Convertible Debentures”), which were convertible into shares of the Company’s Class A common stock (as converted, the “Conversion Shares”). The Convertible Debentures were issued at an original issue discount of 10%. The Convertible Debentures matured on February 6, 2025 and were fully repaid by the maturity date. No amount of the Convertible Debentures was converted into shares of the Company’s Class A common stock prior to the Convertible Debentures being fully repaid.
Pursuant to the terms of the Purchase Agreement, the Company agreed to issue the warrants to Yorkville (each a “Yorkville Warrant” and collectively, the “Yorkville Warrants”) to purchase up to 165,674 shares of Class A common stock at an exercise price of $21.04, which shall be exercisable into Class A common stock for cash.
The Yorkville Warrants were required to be classified as a liability and are subject to periodic remeasurement. As of both June 30, 2026 and March 31, 2026, all of the Yorkville Warrants were still outstanding with a nominal fair value, which is included in the warrants liability line item on the consolidated statements of financial condition. During both the three months ended June 30, 2026 and 2025, nominal amounts were recognized in gain (loss) on financial instruments, net in the consolidated statements of comprehensive income (loss) related to the change in fair value. Refer to Note 6 for further information on the Yorkville Warrants.
8.    Debt Due to Related Parties
As of June 30, 2026 and March 31, 2026, the Company’s debt due to related parties consisted of the following:

(Dollars in thousands)	June 30, 2026	March 31, 2026
First Lien Credit Agreement	$21,260	$21,260
Second Lien Credit Agreement	72,983	72,983
Other borrowings	2,439	2,409
Unamortized debt premium, net	102	133
Total debt due to related parties	$96,784	$96,785
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
No payments of principal or interest have been made on the First Lien or Second Lien Credit Agreements since an interest payment made in March 2023. Accrued interest on the First Lien or Second Lien Credit Agreements of $32.2 million as of June 30, 2026 and $29.5 million as of March 31, 2026 is included in other liabilities in the consolidated statements of financial condition.
As part of the Seventh Amendments, Ben agreed to pay fees totaling approximately $0.1 million. During the three months ended June 30, 2026 and 2025, no deferred financing costs were paid to HCLP. As of June 30, 2026 and March 31, 2026, the unamortized premium related to the Second A&R Agreements was $0.1 million and $0.1 million, respectively.
In connection with the Second A&R Agreements, Beneficient Holdings, Inc. (“BHI”), which owns a majority of the BCH Class S Ordinary Units, BCH Preferred A-1, and FLP Subclass 1 Unit Accounts issued by BCH, will grant certain tax-related concessions to HCLP as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5.0% of BHI’s BCH Preferred A-1, which will be held by HCLP, may convert to BCH Preferred A-0. In addition, recipients of a grant of BCH Preferred A-1 from BHI will have the right to put an amount of BCH Preferred A-1 to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred A-1 from BHI. No such liability existed as of June 30, 2026 and March 31, 2026.
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
On June 19, 2025, Mr. Heppner resigned from his position as CEO and Chairman of the Board following a request from the Company’s counsel, acting at the direction of the Audit Committee of the Board, for Mr. Heppner to sit for a formal interview regarding, among other things, his knowledge of certain documents and information concerning Mr. Heppner’s relationship to HCLP provided to the Company’s auditors in 2019. The interview request was made after the Company identified credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, knowing that these documents would be provided to the Company’s auditors. The Company continues to consider additional information it has learned about other conduct by Mr. Heppner and other persons that purportedly controlled HCLP to determine the extent to which any of that conduct surrounding HCLP was fraudulent. On May 7, 2026, Mr. Heppner was convicted of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, and false statements to auditors as further discussed in Note 17.
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
Term Loan
On October 19, 2023, the Borrower, a wholly owned subsidiary of the Company, and BCH, as guarantor (the “Guarantor” and together with the Borrower, the “Loan Parties”), entered into the HH-BDH Credit Agreement with HH-BDH, as administrative agent. HH-BDH’s sole member is Hicks Holdings. The managing member of Hicks Holdings was Mr. Thomas O. Hicks, a member of the Board, until his passing in December 2025. Mack Hicks, who was appointed to the Board in March 2026, is now the managing member of Hicks Holdings. HH-BDH funded the amounts under the HH-BDH Credit Agreement with the proceeds of a third-party financing (the “Financing”).
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
The Loans were set to mature on October 19, 2026, and all remaining outstanding principal amounts and accrued and unpaid interest thereon shall be due and payable on such date. During the three months ended June 30, 2025, we agreed to an advance, as part of a then ongoing negotiation to enter into an amendment to the Term Loan, to add an additional term loan of $850 thousand, which was used to provide working capital. The amendment was not finalized prior to the outstanding principal of the loan being paid off and the execution of the 2026 Letter Agreement on March 10, 2026.
In January 2026, all outstanding principal amounts were repaid under the HH-BDH Credit Agreement. As of June 30, 2026 and March 31, 2026, the unamortized discount related to the Term Loan was nil and nil, respectively.
At the time of the repayment of the outstanding principal amounts, the Borrower still owed approximately $1.7 million for interest and fees that had been deferred. As discussed in Note 1 above, on March 10, 2026, the parties entered into the 2026 Letter Agreement to provide for payment terms for the remaining $1.7 million in outstanding interest and fees. For the payment of the outstanding interest and fees, (i) the Company issued HH-BDH 149,904 shares of the Company’s Class A common stock having an aggregate value of $572,588 based on the five-day volume-weighted average price per share of the Class A common stock on March 10, 2026, and (ii) the Borrower agreed to pay HH-BDH an amount in cash equal to $1.0 million not later than five business days following September 30, 2026, which is included in other liabilities in the consolidated statements of financial condition. Additionally, for the payment of outstanding expenses, the Borrower paid HH-BDH an amount in cash equal to $94,365 in April 2026. Additionally, the 2026 Letter Agreement also provided HH-BDH with certain piggyback registration rights for the shares issued to HH-BDH, subject to certain limitations set forth therein.
The Term Loan is secured in part by pledges of: (a) substantially all of the assets of the Borrower, (b) the Guarantor’s equity interests in the Borrower, (c) 97.5% of the equity interests held by The EP-00117 Custody Trust, a Delaware statutory trust known as the “Custody Trust,” in certain entities that hold interests in private investment funds, which, as of June 30, 2026 and March 31, 2026, represented approximately 11.6% and 15.4%, respectively, of all assets held by the Customer ExAlt Trusts and (d) certain deposit accounts.
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
The Company has at times in late fiscal year 2025 and in subsequent periods been in default on certain of these requirements, including delayed interest and principal payments and noncompliance with the minimum monthly liquidity requirement, among others. The events of default under the Second A&R Agreements described above triggered a cross default provision in the HH-BDH Credit Agreement. The Company timely notified HH-BDH of the cross default. HH-BDH has not notified the Company that it intends to declare an event of default as its relates to the cross default provision of the HH-BDH Credit Agreement or with respect to other defaults related to required payment obligations, financial covenants, and information reporting requirements. As described above, the outstanding principal amounts were repaid in January 2026 and the 2026 Letter Agreement was entered into on March 10, 2026 for payment terms on the outstanding interest and fees.
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
Aggregate maturities of principal, considering the existing events of default as described above, on the debt due to related parties for the next five fiscal years ending March 31 are as follows:

(Dollars in thousands)	Debt Due to Related Parties
2027	$96,682
2028	—
2029	—
2030	—
2031	—
9.    Share-based Compensation
As of June 30, 2026 and March 31, 2026, the Company has outstanding share-based awards under the Beneficient Management Partners, L.P. (“BMP”) Equity Incentive Plan (the “BMP Equity Incentive Plan”), and the Beneficient 2023 Long Term Incentive Plan (the “2023 Incentive Plan”). There have been no significant changes to the terms of our share-based compensation plans during the three months ended June 30, 2026. For a complete description of the plans, see Note 12 to our Consolidated Financial Statements in our Annual Report.
There were no grants of RSUs, stock options or other types of awards during the three months ended June 30, 2026 or 2025, other than to certain employees as part of their commission compensation described below which were made under the 2023 Incentive Plan.
On December 15, 2025, the Company effected the 2025 Reverse Stock Split. All outstanding stock options, restricted stock units and restricted equity units, as well as the Company’s equity incentive plans have been retroactively adjusted to reflect the 2025 Reverse Stock Split.
Commissions
Certain of our employees’ commission compensation is paid in the form of common stock. Such shares granted to employees are subject to service-based vesting conditions over a multi-year period from the recipient’s grant date. For any awards granted through June 8, 2023 were also subject to a performance condition, which was met on June 8, 2023 when Ben became publicly listed. Awards issued as part of the certain of our employees’ commission compensation after June 8, 2023 do not contain a performance condition. Awards as part of employees’ commission compensation for the three months ended June 30, 2026 and 2025 have not been significant.

The following table presents the components of share-based compensation expense, included in employee compensation and benefits, recognized in the consolidated statements of comprehensive income (loss) for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(dollars in thousands)	2026	2025
BMP equity units	$—	$66
Restricted stock units	163	373
Other	22	22
Total share-based compensation	$185	$461
Unrecognized share-based compensation expense totaled $0.7 million as of June 30, 2026, which we expect to recognize based on scheduled vesting of awards outstanding at June 30, 2026. The following table presents the share-based compensation expense expected to be recognized over the next five fiscal years ending March 31 for awards outstanding as of June 30, 2026:

(dollars in thousands)	RSU
Nine months ending 2027	$480
2028	254
2029	—
2030	—
2031	—
Total	$734
10.    Equity
Below is a description of the outstanding classes of the equity of the Company, including quasi-equity amounts that are required to be reported as temporary equity between the liabilities and equity sections on the consolidated statements of financial condition. As of June 30, 2026, the 9th Amended and Restated LPA of BCH (“BCH LPA”), as amended, and the articles of incorporation (the “Articles of Incorporation”) and bylaws (“Bylaws” and, together with the Articles of Incorporation, the “Governing Documents”) of Beneficient, govern the terms of these equity securities, as applicable. The Governing Documents authorize the issuance of additional classes of equity. All equity interests of BCH are limited partnership interests.
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
Conversion. Shares of Class A common stock are not convertible into any other shares of our capital stock. Shares of Class B common stock are convertible into shares of Class A common stock at any time at the option of the holder or upon any transfer, except for certain transfers described in the Articles of Incorporation.
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
On September 29, 2023, a resale registration statement on Form S-1 was declared effective by the SEC, thereby permitting sales of Class A common stock to Yorkville under the 2023 SEPA. This resale registration statement on Form S-1 was terminated on September 27, 2024. A new resale registration statement on Form S-1, registering approximately 25.0 million shares (as adjusted for the 2025 Reverse Stock Split) for resale under the 2023 SEPA, was declared effective by the SEC on November 12, 2024. Under the 2023 SEPA, during the three months ended June 30, 2026 and 2025, the Company sold a total of 60,000 and 117,694 of Class A common shares (as adjusted for stock splits), respectively, for a total of $0.2 million and $0.3 million in net proceeds, respectively.
On June 26, 2026, the Company entered into the A&R SEPA to (i) reduce the commitment size of the 2023 SEPA to $100.0 million and extend its maturity on the terms and conditions set forth therein and (ii) provide that Yorkville will advance to the Company the principal amount of $4.0 million evidenced by promissory notes. As of June 30, 2026, the Company has not sold any shares of Class A common stock to Yorkville under the A&R SEPA nor has the Company received proceeds under the advance described in item (ii). On August 5, 2026, a resale registration statement on Form S-1 was declared effective by the SEC.
The Company has and expects to continue to use the net proceeds received from this agreement for working capital and general corporate purposes.
Preferred Stock:
Under the terms of our Articles of Incorporation, our Board is authorized to issue up to 250 million shares of preferred stock in one or more series. As of June 30, 2026, 50 million shares of preferred stock are designated as shares of Series A preferred stock and approximately 6.8 million are designated as Series B preferred stock pursuant to certificates of designation.
Series A Preferred Stock:
As of June 30, 2026 and March 31, 2026, there were no shares of Series A preferred stock issued and outstanding, respectively.
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
Series B Preferred Stock:
The Series B preferred stock has various subclasses, however, the general rights, preferences, privileges and restrictions of these equity securities are described below. Each of the Series B preferred stock has a par value of $0.001 per share. Cumulatively through June 30, 2026 ten subclasses of Series B preferred stock have been issued and nine subclasses of Series B preferred stock remain outstanding. The most significant difference in the various subclasses of the Series B preferred stock pertains to the conversion rate and the mandatory conversion periods, both of which are described below. During the three months ended June 30, 2025, the Company issued 1,179,946 shares of Series B Resettable Convertible Preferred Stock, comprising subclasses No. 6 through No. 8 in the amounts of 965,576; 23,333; and 191,037, respectively. During the three months ended June 30, 2026, the Company issued 875,214 shares of Series B Resettable Convertible Preferred Stock, comprised of subclass No. 10, in connection with a liquidity transaction.
All of the Series B-1 preferred stock converted into Class A common stock in October 2023 and 16,335 shares of Series B-7 has, cumulatively, converted into Class A common stock through June 30, 2026. In July 2026, an additional 2,334 shares of Series B-7 preferred stock converted into 9,794 shares of Class A common stock; 96,558 shares of Series B-6 preferred stock converted into 383,046 shares of Class A common stock, and 120,910 shares of Series B-9 converted into 226,005 shares of Class A common stock.
As of June 30, 2026 and March 31, 2026, there were a total of 2,704,223 and 1,831,343 shares of Series B preferred stock, issued and outstanding, respectively.
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
Optional Conversion. The conversion price is determined generally based on a volume weighted price of the Class A common stock at the time the Series B preferred stock is issued. The conversion price for the various subclasses of Series B preferred stock outstanding at June 30, 2026 ranged from $1.24 to $256.00 (the “Conversion Price”). Each share of Series B preferred stock is convertible at the option of the holder thereof into a number of shares of Class A common stock that is equal to $10.00 divided by Conversion Price then in effect as of the date of such notice (the “Conversion Rate”). For Series B preferred stock subclasses No. 1 through No. 4, the Conversion Price is subject to reset on certain dates (generally monthly) following the date of issuance of the Series B preferred stock, subject to adjustment, including the reset Conversion Price cannot adjust lower than 50% of the initial Conversion Price or generally, higher than the initial Conversion Price. For the Series B No. 5, the Conversion Price is subject only to customary adjustment and is otherwise fixed at $5.55. For Series B preferred stock subclasses No. 6 through No. 9, the Conversion Price is subject to reset on certain dates (generally monthly) following the date of issuance of the Series B preferred stock, subject to adjustment, including the reset Conversion Price cannot adjust lower than 75% of the initial Conversion Price or generally, higher than the initial Conversion Price. For the Series B No. 10 issued in April 2026, the initial conversion price is $3.5479 and the reset conversion price is $1.2418 with a maximum number of Class A common shares that can be issued upon conversion of this series of Series B preferred stock of 7,047,947. Based on the shares of Series B preferred stock outstanding as of June 30, 2026, the maximum number of Class A common shares that can be issued upon conversion of the Series B preferred stock is 13,963,116 shares.
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
Redeemable Noncontrolling Interests:
Preferred Series A Subclass 0 Unit Accounts
The BCH Preferred A-0 receives a quarterly guaranteed payment calculated as 6% of the BCH Preferred A-0’s initial capital account balance on an annual basis, or 1.50% per fiscal quarter. The BCH Preferred A-0 does not receive any allocations of profits, except to recoup losses previously allocated. The guaranteed payment to BCH Preferred A-0 is not subject to available cash and has priority over all other distributions made by BCH. BCH and the holders of the BCH Preferred A-0 entered into an agreement to defer the guaranteed payment to November 15, 2024; provided that such a guaranteed payment may be made prior to November 15, 2024 if the Audit Committee of the Board determines that making such payment, in part or in full, would not cause Ben to incur a going concern issue. An entity controlled by Mr. Heppner holds the majority of the BCH Preferred A-0. No amounts have been paid to the BCH Preferred A-0 holders through June 30, 2026.
The guaranteed payment accrual totaled $79.3 million and $74.4 million as of June 30, 2026 and March 31, 2026, respectively, and is included in the other liabilities line item of the consolidated statements of financial condition.
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

The following table presents a rollforward of the noncontrolling interests, on a U.S. GAAP basis. for the three months ended June 30, 2026 and 2025:

	Noncontrolling Interests
(Dollars in thousands)	Trusts	FLP	BCH Preferred Series A-0 Non-Redeemable	BCH Preferred Series A-1	Total Noncontrolling Interests
Balance, March 31, 2026	$(228,743)	$—	$160,526	$92,950	$24,733
Net income (loss)	1,519	—	3,138	(21)	4,636
Preferred A-0 Unit Accounts guaranteed payment accrual	—	—	(3,138)	—	(3,138)
Reclass of distributions payable to noncontrolling interest holder	(145)	—	—	—	(145)
Issuance of equity in connection with recent financings	219	—	—	—	219
Balance, June 30, 2026	$(227,150)	$—	$160,526	$92,929	$26,305

	Noncontrolling Interests
(Dollars in thousands)	Trusts	FLP	BCH Preferred Series A-0 Non-Redeemable	BCH Preferred Series A-1	Total Noncontrolling Interests
Balance, March 31, 2025	$(201,518)	$—	$160,526	$173,068	$132,076
Net income (loss)	(16,212)	(189)	2,957	(15,795)	(29,239)
Preferred A-0 Unit Accounts guaranteed payment accrual	—	—	(2,957)	—	(2,957)
Reclass of distributions payable to noncontrolling interest holder	(921)	—	—	—	(921)
Issuance of equity in connection with recent financings	295	—	—	—	295
Miscellaneous adjustment to previously allocated FLP Subclass 3 income	—	189	—	—	189
Balance, June 30, 2025	$(218,356)	$—	$160,526	$157,273	$99,443
Preferred Series A Subclass 1 Unit Accounts
The BCH Preferred A-1 unit accounts are issued by BCH and are non-participating and convertible on a dollar basis.
The weighted average preferred return rate for the three months ended June 30, 2026 and 2025 was approximately 1.42% and 1.59%, respectively. No amounts have been paid to the BCH Preferred A-1 holders related to the preferred return from inception through June 30, 2026, and any amounts earned have been accrued and are included in the balance of redeemable noncontrolling interests presented on the consolidated statements of financial condition. As of June 30, 2026, approximately $183.1 million of preferred return related to the BCH Preferred A-1 has not been allocated to its holders due to insufficient income during those periods to fully satisfy the preferred return and will be allocable to the BCH Preferred A-1 holders in future quarterly periods to the extent that sufficient income, if any, is available for such allocation. In accordance with the BCH LPA, the preferred rate was waived and will not accrue from June 7, 2023 until December 31, 2024, except to the extent of allocations of income to the holders of the BCH Preferred A-1, in which event distributions may be requested by the holders of the BCH Preferred A-1, and if not requested, such amounts shall be accrued. In connection with the consummation of the Business Combination, the holders of the BCH Preferred A-1 agreed to reduce the BCH Preferred A-1 return rate and also agreed to waive and defer the accrual of the preferred return as described above. In addition, until January 1, 2025, the hypothetical BCH Preferred A-1 capital account will only be increased to the extent there are allocations of income during such period. The agreement to waive and not accrue the Quarterly Preferred Series A-1 Return from the effective date of the BCH LPA until December 31, 2024 does not affect or waive any Quarterly Preferred Series A-1 Returns or hypothetical BCH Preferred A-1 capital account already accrued as of the effective date. Additionally, certain BCH Preferred A-1 holders agreed to be specially allocated any income or losses associated with the BMP Equity Incentive Plan, and certain other costs.
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
In connection with the Limited Conversion, the participants in the Limited Conversion entered into a voting and lock-up agreement which provides that, among other things, (i) the participants will vote their respective Conversion Shares in favor of the recommendation of the Board (except for the election of members of the Board) and (ii) the Conversion Shares will be subject to lockup until October 1, 2028 (the “Lock-Up Period”). The participants also agreed to forego any potential appreciation in the value of the Conversion Shares between the date of the Limited Conversion and the expiration of the Lock-Up Period by agreeing to forfeit the number of Conversion Shares equal in value to any such appreciation at the expiration of the Lock-Up Period. As a result of the Limited Conversion, the participants will forgo certain allocations, distributions, preferred returns, conversion and other rights and preferences associated with the Preferred A-1 Unit Accounts. Thomas O. Hicks, our former Chairman of our Board, and James G. Silk, our Chief Executive Officer, comprised the holders of the BCH Preferred A-1 that elected to participate in the Limited Conversion.
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
Class S Ordinary Units
As of both June 30, 2026 and March 31, 2026, BCH, a subsidiary of Ben, had issued approximately eight thousand BCH Class S Ordinary Units, which were all outstanding on each of the respective dates. The BCH Class S Ordinary Units participate on a pro-rata basis in the share of the profits or losses of BCH and subsidiaries following all other allocations made by BCH and its subsidiaries. As limited partner interests, these units have limited voting rights and do not entitle participation in the management of the Company’s business and affairs. At the election of the holder, the BCH Class S Ordinary Units are exchangeable quarterly for Class A common stock on a one-for-one basis. Each conversion also results in the issuance to Ben LLC of a BCH Class A Unit for each share of Class A common stock issued.
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
As of June 30, 2026 and March 31, 2026, a nominal number of BCH Class S Preferred Units have been issued. Preferred return earned by the BCH Class S Preferred Units from inception in 2019 through June 30, 2026 is $0.3 million. No amounts have been paid to the BCH Class S Preferred Unit holders related to the preferred return from inception through June 30, 2026 and any amounts earned have been accrued and are included in the balance of BCH Class S Preferred Units presented on the consolidated statements of financial condition.
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
During the three months ended June 30, 2026 and 2025, there was no income allocated to the FLP Unit Accounts (Subclass 1 and 2). Annually, a true up of the quarterly allocations is required to match amounts allocated with annual earnings.
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
As a result of the consummation of the Business Combination, an adjustment to the carrying value of BCH’s assets of $321.9 million occurred. Pursuant to the BCH LPA, approximately 50,300 BCH Class S Ordinary Units would be issuable as a result of the carrying value adjustment. Additionally, subsequent to the Business Combination through June 30, 2026, additional carrying value adjustments occurred, and approximately 2,548,090 (inclusive of the 50,300 units described above) BCH Class S Ordinary Units would be issuable through June 30, 2026 as a result of such carrying value adjustments, subject to the Compensation Policy. Under the Compensation Policy, unless amended or waived, the number of BCH Class S Ordinary Units that may be issued as a result of carrying value adjustments will be limited and require approval of the Board; provided that any such BCH Class S Ordinary Units that are issuable under the carrying value provision may be issued in subsequent years in accordance with the Compensation Policy. As of June 30, 2026, there has been no allocation of the carrying value adjustment among the holders of the FLP-1 Unit Accounts and the FLP-2 Unit Accounts and no issuance of any BCH Class S Ordinary Units as a result of such adjustment.
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
During both the three months ended June 30, 2026 and 2025, there was no income allocated to the FLP-3 Unit Accounts. The Company has not made any distributions related to income allocated to the FLP-3 Unit Accounts through June 30, 2026 and has accrued a liability of $0.7 million.
Beneficiaries of the Customer ExAlt Trusts
The ultimate beneficiaries of the Customer ExAlt Trusts are the Charitable Beneficiaries, unrelated third-party charities, that are entitled to (i) either, depending on the applicable trust agreements, 2.5% of all distributions received by such Customer ExAlt Trusts or 5.0% of any amounts paid to Ben as payment on amounts due under each ExAlt Loan, (ii) for certain Customer ExAlt Trusts, approximately 10% of the amount of excess cash Collateral, if any, following the full repayment of an ExAlt Loan, and (iii) all amounts accrued and held at the Customer ExAlt Trusts once all amounts due to Ben under the ExAlt Loans and any fees related to Ben’s services to the Customer ExAlt Trusts are paid. The Charitable Beneficiaries’ account balances with respect to its interest in such Customer ExAlt Trusts cannot be reduced to below zero. Any losses allocable to the Charitable Beneficiaries in excess of their account balances are reclassified at each period end to the trusts’ deficit account. Additional Customer ExAlt Trusts are created arising from new liquidity transactions with Customers. These new Customer ExAlt Trusts, which are consolidated by Ben, result in the recognition of additional noncontrolling interest representing the interests in these new Customer ExAlt Trusts held by the Charitable Beneficiaries. For the three months ended June 30, 2026 and 2025, $0.2 million and $0.3 million, respectively, of additional noncontrolling interests were recognized.
The interests of the Charitable Beneficiaries in the Customer ExAlt Trusts are recorded on the consolidated statements of financial condition in the noncontrolling interests line item.
Class A of CT Risk Management, L.L.C.
On April 1, 2022, a minority interest in the Class A membership of CT, a consolidated VIE of Ben (as further discussed in Note 14), was sold to the third-party. The holder is entitled to distributions first on a pro rata basis with other Class A members until the initial capital contributions are received and 2.0% of any amounts in excess of their capital contributions, to the extent such amounts are available. This interest is recorded on the consolidated statements of financial condition in the noncontrolling interests line item; however, for both June 30, 2026 and March 31, 2026, the balance is nil.

11.    Net Income (Loss) per Share
Basic net income (loss) attributable to Beneficient per common share for the three months ended June 30, 2026 and 2025, is as follows:

(Dollars in thousands, except per share amounts)	Three Months Ended June 30,
	2026	2025
Net income (loss)	$(377)	$(92,648)
Plus: Net (income) loss attributable to noncontrolling interests	(1,498)	32,196
Less: Noncontrolling interest guaranteed payment	(4,908)	(4,624)
Net income (loss) attributable to Beneficient common shareholders	(6,783)	(65,076)
Less: Net (income) loss to all participating securities	5,915	—
Net income (loss) attributable to Beneficient common shareholders	$(868)	$(65,076)
Net income (loss) attributable to Class A common shareholders	$(854)	$(63,355)
Net income (loss) attributable to Class B common shareholders	$(14)	$(1,721)

Basic weighted average of common shares outstanding
Class A	1,828,465	1,100,856
Class B	29,908	29,908

Basic net income (loss) attributable to Beneficient per common share
Class A	$(0.47)	$(57.55)
Class B	$(0.47)	$(57.55)
For the three months ended June 30, 2026, the Company was in a net loss position and the diluted EPS calculation for the Beneficient common shareholders is the same as basic EPS per common share disclosed above for that period. Diluted EPS for the Class A shareholder is $(0.47) and diluted EPS for the Class B shareholders is $(0.47) for the three months ended June 30, 2026.
For the three months ended June 30, 2025, the Company was in a net loss position and the diluted EPS calculation for the Beneficient common shareholders is the same as basic EPS per common share disclosed above for that period. Diluted EPS for the Class A shareholder is $(57.55) and diluted EPS for the Class B shareholders is $(57.55) for the three months ended June 30, 2025.
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

In computing diluted net income (loss) per share, we considered potentially dilutive shares. Anti-dilutive shares not recognized in the diluted net loss per share calculation for the three months ended June 30, 2026 and 2025, were as follows:

	Shares
	Three Months Ended June 30,
	2026	2025
Series B Preferred Stock	7,644,440	4,301,347
Contingently Returnable Common Stock	12,661,787	—
Class S Ordinary	8,384	8,373
Class S Preferred	84	76
Preferred Series A Subclass 0	72,721,864	104,194,675
Preferred Series A Subclass 1	218,886,504	335,312,173
Restricted Stock Units	178,953	148,463
Stock Options	25,000	25,000
Warrants	204,267	204,267
Total anti-dilutive shares	312,331,283	444,194,374
Warrants
The disclosed amount of anti-dilutive securities for the warrants does not consider the assumed proceeds under the treasury stock method as the exercise price was greater than the average market price of the Class A common stock, which results in negative incremental shares, that would be anti-dilutive.
12.    Income Taxes
The components of income tax expense for the three months ended June 30, 2026 and 2025, were as follows:

(Dollars in thousands)	Three Months Ended June 30,
	2026	2025
Current expense
Federal	$—	$—
State	—	—
Deferred expense
Federal	—	—
State	—	—
Income tax expense	$—	$—
As of June 30, 2026, certain consolidated subsidiaries have not filed certain income tax returns, including partnership returns for certain consolidated entities, for fiscal years 2024 and 2025. Management is working to complete and file the delinquent returns. The ultimate amount of taxes, interest, and penalties, if any, could differ from amounts recorded. The Company cannot presently estimate the range of reasonably possible additional loss, if any, associated with these matters.
13.    Related Parties
The Company considers its employees, directors, as well as beneficial owners of more than 5% of any class of the Company’s voting securities to be related parties. A “Related Entity” or “Related Entities” include certain trusts that are directly or indirectly controlled by, or operate for the benefit of, Mr. Heppner or his family, and those entities directly or indirectly held by, or that are under common control with, such trusts, and in which he and his family members are among classes of economic beneficiaries, whether or not Mr. Heppner is entitled to economic distributions from such trusts. Mr. Heppner is a beneficiary of the trust that is the sole shareholder of BHI. Mr. Heppner resigned as Chief Executive Officer and Chairman of the Board on June 19, 2025; however, Mr. Heppner continues to control, either directly or indirectly, a significant amount of other equity interests in the Company and its subsidiaries.
Services Agreement with Bradley Capital Company, L.L.C.
BCG and BCH entered into an agreement with Bradley Capital Company, L.L.C. (“Bradley Capital”) and Beneficient

Management Counselors, L.L.C effective June 1, 2017 (the “Bradley Capital Agreement”), which was then amended and restated effective January 1, 2022 (the “A&R Bradley Capital Agreement”). Bradley Capital is a Related Entity. Under the Bradley Capital Agreement and the A&R Bradley Capital Agreement, Bradley Capital is entitled to a current base fee of $0.4 million per quarter for executive level services provided by an executive of Bradley Capital, who, prior to BCG’s conversion to a Nevada corporation on June 7, 2023, was our Chief Executive Officer and Chairman of Ben Management’s Board of Directors and was our Chief Executive Officer and Chairman of our Board, until his resignation on June 19, 2025, together with a current supplemental fee of $0.2 million per quarter for administrative and financial analysis, with both the base fee and supplemental fee, subject to an annual inflation adjustment. The base fee may be increased by the provider up to two times the initial base fee per quarter to cover increases in the cost of providing the services, or in the event of an expansion of the scope of the services, with the approval of the Executive Committee of the Board of Ben Management prior to June 7, 2023 and the Executive Committee of our Board subsequent to June 7, 2023, of which our former CEO and Chairman was a member and Chairman. Our former CEO and Chairman received an annual salary from the Company of $0.2 million and both he and other employees of Bradley Capital could participate in equity incentive plans sponsored by the Company. The Bradley Capital Agreement and the A&R Bradley Capital Agreement also includes a payment from Ben of $0.2 million per year, paid in equal quarterly installments, to cover on-going employee costs for retired and/or departed employees of predecessor entities prior to September 1, 2017, which on-going costs were assumed by Bradley Capital, as well as a further payment to Bradley Capital in respect of the cost of health and retirement benefits for current employees of Bradley Capital all of which are reimbursed by Ben.
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
During the three months ended June 30, 2026 and 2025, the Company recognized expenses totaling $0.7 million and $0.6 million related to this services agreement. As of June 30, 2026 and March 31, 2026, $7.5 million and $6.8 million, respectively, was accrued to Bradley Capital related to the employment-related aspects of this services agreement. In addition, prior to the Aircraft Sublease with Bradley Capital discussed below, we also reimbursed Bradley Capital for certain costs, including private travel, for our former chief executive officer, including family members. During both the three months ended June 30, 2026 and 2025, the Company paid no amounts related to this services agreement.
In addition to the above, the Company incurred legal fees on behalf of Mr. Heppner under certain indemnification provisions. During the three months ended June 30, 2026 and 2025, these estimated legal fees totaled approximately $0.3 million and $1.9 million, respectively. Substantially all of these legal fees historically have been reimbursed by the directors and officers insurance carriers, though the applicable insurance coverage has now been exhausted.

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
No amounts have been paid to Bradley Capital related to the Aircraft Sublease through June 30, 2026. As of each of June 30, 2026 and March 31, 2026, $10.8 million of accrued costs related to the sublease is reflected in the accounts payable and accrued expenses line item on the consolidated statements of financial condition.
As discussed below, BHI, a Related Entity, entered into a Contribution Agreement with BCH and BCG pursuant to which BHI agreed to reimburse BCG for a significant portion of the costs incurred by Beneficient USA under the Aircraft Sublease.
Relationship with Beneficient Holdings, Inc.
Beneficient USA, a subsidiary of BCH, entered into with BHI, a Related Entity, a Services Agreement effective July 1, 2017 (the “BHI Services Agreement”). BHI pays an annual fee of $30,000 to Ben for the provision of trust administration services for Related Entities and all trusts affiliated with its family trustee as that term is defined in the governing documents for a Related Entity. Beneficient USA also is required to provide any other services requested by BHI, subject to any restrictions in the operating agreement of BHI, at cost. The term of the BHI Services Agreement extends for the longer of (i) five years past the expiration or termination of the Bradley Capital Agreement, or (ii) seven years after the family trustee of the Related Entity is no longer a primary beneficiary of any trust affiliated with the family trustee. The BHI Services Agreement was terminated by the Company on January 17, 2026 for non-payment of services following a 60-day cure period as required by the BHI Services Agreement. The Company recognized nominal income during the three months ended June 30, 2025 in accordance with the BHI Services Agreement. No income was recognized for periods subsequent to the termination of the BHI Services Agreement.
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
The Company incurred legal fees estimated to be approximately $0.1 million and $0.5 million on behalf of HCLP pursuant to the indemnification obligations under the HCLP credit agreements during the three months ended June 30, 2026 and 2025, respectively.
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
RROC’s purpose is to provide funding and operational support for the research activities conducted by the qualified charities. The funding received by RROC, from proceeds of trusts settled and funded by Customers of Ben, may be used, in RROC’s discretion, to (i) provide appropriate facilities and properties for the charitable organizations to utilize as part of their charitable initiatives (those properties and facilities being owned by a Related Entity), and (ii) provide fee revenue to RROC. RROC is granted such rights and authority pursuant to trust instruments entered into between a Customer and subsidiaries of Ben as well as an agreement with NPT. Ben’s subsidiaries provide financing to the Customer ExAlt Trusts and Ben is paid as an agent of the trustees for administrative services it provides to the trusts. Ben has certain outstanding payables, including accrued interest, to RROC and the Charitable Accounts (for the benefit of the Texas universities as discussed above) of $2.4 million and $2.4 million as of June 30, 2026 and March 31, 2026, respectively. There were no payments made during the three months ended June 30, 2026 and 2025. Due to changes in the Customer ExAlt Trust agreements, no incremental amounts are expected to be allocated to RROC or the Charitable Accounts other than those amounts already provided by certain prior trust agreements.
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
Ben has an outstanding payable to EGT of $0.1 million and $0.2 million as of June 30, 2026 and March 31, 2026, respectively. Ben paid $0.2 million during the three months ended June 30, 2026, compared to $0.4 million for the same period of 2025, respectively, related to allocable proceeds to Charitable Beneficiaries. Additionally, during the year ended March 31, 2023, Ben sold its Kansas properties to the EGT in exchange for a $1.4 million promissory note, which is in the other assets line item on the consolidated statements of financial condition as of June 30, 2026 and March 31, 2026. The EGT made a prepayment on the promissory note of $0.2 million during the year ended March 31, 2025, principally in return for the promissory note being extended by two years, until September 30, 2028.
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
Hicks Holdings Operating, LLC (“Hicks Holdings”), an entity associated with one of Ben’s former and current directors, has historically held BCH Preferred A-0, BCH Preferred A-1, BCH Class S Ordinary Units, BCH Class S Preferred Units and Class B common stock of Beneficient. Hicks Holdings was granted its BCH Preferred A-1 and BCH Class S Ordinary Units as compensation for services provided in 2018. Hicks Holdings was granted its BCH Preferred A-0 when a portion of the existing BCH Preferred A-1 converted to BCH Preferred A-0 in 2021. Hicks Holdings converted a portion of its existing BCH Preferred A-1 to BCG Class B Common Units in June 2023 in connection with the recapitalization of BCG described in Note 4. In connection with the letter agreement described below, in October 2023, Hicks Holdings assigned the BCH Preferred A-0, BCH Preferred A-1, BCH Class S Ordinary Units, and BCH Class S Preferred Units to HH-BDH. As discussed in Note 10, on October 15, 2025, all of the BCH Preferred A-1 held by HH-BDH was converted to 11,560,705 shares of Class A common stock. HH-BDH also received 149,904 shares of Class A common stock in March 2026 in partial settlement of accrued interest and fees owed under the HH-BDH Credit Agreement. The total preferred equity of BCH, BCH Class S Preferred Units and BCH Class S Ordinary Units balance as of June 30, 2026 and March 31, 2026, was $15.2 million and $15.2 million, respectively (amounts disclosed here are based on their GAAP capital accounts). Additionally, Hicks Holdings held 2,066 shares of Class B common stock as of June 30, 2026 and March 31, 2026. Further, during the year ended March 31, 2025, Thomas O. Hicks and an entity controlled by Mr. Hicks purchased a total of 12,500 shares of Class A common stock for a purchase price of approximately $0.2 million.
The Company has outstanding payable amounts primarily related outstanding interest and fees under the HH-BDH Credit Agreement totaling approximately $1.0 million and $1.0 million as of June 30, 2026 and March 31, 2026, respectively, which is reflected in the other liabilities line item in the consolidated statement of financial condition. The remaining outstanding interest and fees under the HH-BDH Credit Agreement are to be paid within five business days following September 30, 2026.
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
Consulting agreements with certain Board members
During fiscal 2024, the Company entered into consulting agreements with certain non-management Board members. Pursuant to the consulting agreements, Thomas O. Hicks (a Board member through December 2025), Richard W. Fisher (a Board member through March 2024) and Bruce W. Schnitzer agreed to mentor, advise and support Beneficient and its related entities regarding its business of providing services, insurance, liquidity and financing for alternative asset holders and each receive an annual cash fee of $150,000 per year. Such consulting fee is in addition to the annual cash retainer these Board members receive under the director compensation program. The consulting agreements have an initial term of one (1) year and automatically renew for successive one (1) year terms unless sooner terminated in accordance with their terms. In the event the initial or any renewal term is terminated before it expires due to a removal or because Messrs. T. Hicks, and Schnitzer is not re-elected or re- appointed, in each case without cause (as defined in the consulting agreement), the annual consulting fee will continue to be paid through the end of the initial or renewal term, as applicable. For each consulting agreement, the associated expense is recognized ratably each month over the annual term.
Mr. Tom Hicks passed away on December 6, 2025 and thus his above referenced consulting agreement terminated during fiscal 2026. Mr. Schnitzer and the Company mutually agreed to terminate his consulting agreement effective April 1, 2026, though Mr. Schnitzer continues to serve on our Board and certain committees of the Board.
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
CT was created to reduce the impact of a potential market downturn on the interests in alternative assets held by the Customer ExAlt Trusts that collateralize the loans receivable from the Customer ExAlt Trusts held by BFF, or other Ben entities (such loans receivable are eliminated solely for financial reporting purposes in our consolidated financial statements) by distributing any potential profits to certain of the Customer ExAlt Trusts thereby offsetting any reduction in the value of the alternative assets. The Company concluded that BFF is the primary beneficiary of CT. Accordingly, the results of CT are included in the Company’s consolidated financial statements.
As of June 30, 2026 and March 31, 2026, the consolidated statements of financial condition include assets of this consolidated VIE with a carrying value of nil.
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

The consolidated statements of financial condition includes the following amounts from these consolidated VIEs as of the dates presented:

(Dollars in thousands)	June 30, 2026	March 31, 2026
Assets:
Cash and cash equivalents	$5,419	$2,186
Investments, at fair value	212,468	195,536
Other assets	83	264
Total Assets of VIEs	$217,970	$197,986

Liabilities:
Accounts payable and accrued expense	$2,959	$3,026
Other liabilities	136	136
Total Liabilities of VIEs	$3,095	$3,162

Equity:
Treasury stock	$(3,444)	$(3,444)
Noncontrolling interests	(227,152)	(228,743)
Accumulated other comprehensive income	507	54
Total Equity of VIEs	$(230,089)	$(232,133)
The consolidated statements of comprehensive income (loss) for the periods presented include the following amounts from these consolidated VIEs:

	Three Months Ended June 30,
	2026	2025
(Dollars in thousands)
Revenues
Investment income (loss), net	$15,875	$(12,776)
Gain (loss) on financial instruments, net	(19)	(75)
Total revenues	15,856	(12,851)

Operating expenses
Professional services	286	407
Other expenses	—	394
Total operating expenses	286	801
Net income (loss)	$15,570	$(13,652)
Net income (loss) attributable to noncontrolling interests	$1,519	$(16,212)

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

The following tables include the results of each of the Company’s reportable segments reconciled to the consolidated financial statements (in thousands):

	Three Months Ended June 30, 2026
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income (loss), net	$—	$—	$15,875	$—	$—	$15,875
Gain (loss) on financial instruments, net	—	—	(19)	(3,747)	—	(3,766)
Interest and dividend income	—	—	—	10	—	10
Trust services and administration revenues	—	46	—	—	—	46
Other income	—	—	—	—	—	—

Intersegment revenues
Interest income	8,215	—	—	—	(8,215)	—
Trust services and administration revenues	—	2,454	—	—	(2,454)	—
Total revenues	8,215	2,500	15,856	(3,737)	(10,669)	12,165

External expenses
Employee compensation and benefits	554	661	—	1,612	—	2,827
Interest expense	2,738	—	—	1,832	—	4,570
Professional services, net	564	290	287	2,345	—	3,486
Other expenses	386	199	—	1,074	—	1,659

Intersegment expenses
Interest expense	—	—	40,084	—	(40,084)	—
Provision for (recovery of) credit losses	(3,381)	—	—	—	3,381	—
Other expenses	—	—	2,453	—	(2,453)	—
Total expenses	861	1,150	42,824	6,863	(39,156)	12,542

Operating income (loss)	$7,354	$1,350	$(26,968)	$(10,600)	$28,487	$(377)

	Three Months Ended June 30, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
External revenues
Investment income (loss), net	$—	$—	$(12,776)	$—	$—	$(12,776)
Gain (loss) on financial instruments, net	—	—	(75)	30	—	(45)
Interest and dividend income	2	—	—	8	—	10
Trust services and administration revenues	—	188	—	—	—	188

Intersegment revenues
Interest income	8,835	—	—	—	(8,835)	—
Trust services and administration revenues	—	3,995	—	—	(3,995)	—
Total revenues	8,837	4,183	(12,851)	38	(12,830)	(12,623)

External expenses
Employee compensation and benefits	384	647	—	2,300	—	3,331
Interest expense	3,346	—	—	69	—	3,415
Professional services, net	614	209	406	6,728	—	7,957
Accrual of loss contingency related to arbitration award	—	—	—	62,831	—	62,831
Other expenses	239	199	394	1,659	—	2,491

Intersegment expenses
Interest expense	—	—	37,145	—	(37,145)	—
Provision for credit losses	10,269	—	—	—	(10,269)	—
Other expenses	—	—	3,180	—	(3,180)	—
Total expenses	14,852	1,055	41,125	73,587	(50,594)	80,025

Operating income (loss)	$(6,015)	$3,128	$(53,976)	$(73,549)	$37,764	$(92,648)

	As of June 30, 2026
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
Loans to Customer ExAlt Trusts, net	$185,996	$—	$—	$—	$(185,996)	$—
Investments, at fair value	—	—	212,468	—	—	212,468
Other assets	238	22,433	18,390	22,675	(35,181)	28,555
Goodwill	—	7,469	—	2,445	—	9,914
Total Assets	$186,234	$29,902	$230,858	$25,120	$(221,177)	$250,937

	As of March 31, 2026
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate & Other	Consolidating Eliminations	Total
Loans to Customer ExAlt Trusts, net	$169,684	$—	$—	$—	$(169,684)	$—
Investments, at fair value	—	—	195,536	—	—	195,536
Other assets	464	20,829	15,542	33,110	(36,623)	33,322
Goodwill	—	7,469	—	2,445	—	9,914
Total Assets	$170,148	$28,298	$211,078	$35,555	$(206,307)	$238,772

16.    Risks and Uncertainties
The Customer ExAlt Trusts hold investments in alternative assets, public and private equity securities and interests, and debt securities that are exposed to market risk, credit risk, currency risk, and interest rate risk. These investments, whose cash flows serve as the Collateral to the ExAlt Loans, primarily are comprised of alternative assets consisting of private equity limited partnership interests, which are currently primarily denominated in the U.S. Dollar and Euro. The financial statements risks, stemming from such investments, are those associated with the determination of estimated fair values, the diminished ability to monetize certain investments in times of strained market conditions, the recognition of income and recognition of impairments on certain investments.
The portfolio of alternative assets covers the following industry sectors and geographic regions for the periods shown below (dollar amounts in thousands):

	June 30, 2026		March 31, 2026
Industry Sector	Value	Percent of Total	Value	Percent of Total
Food and staples retailing	$72,643	40.5%	$65,539	40.3%
Semiconductors and semiconductor equipment	21,725	12.1	13,348	8.2
Utilities	16,774	9.3	16,959	10.4
Software and services	13,447	7.5	11,412	7.0
Diversified financials	8,148	4.5	9,087	5.6
Other(1)	46,731	26.1	46,479	28.5
Total	$179,468	100.0%	$162,824	100.0%

(1)	Industries in this category each comprise less than 5 percent. Diversified financials is shown separately as each comprised greater than 5 percent in the prior period.

	June 30, 2026		March 31, 2026
Geography	Value	Percent of Total	Value	Percent of Total
South America	$73,101	40.7%	$66,032	40.6%
North America	62,908	35.1	61,626	37.8
Asia	36,580	20.4	28,512	17.5
Europe	6,802	3.8	6,581	4.0
Africa	77	—	73	0.1
Total	$179,468	100.0%	$162,824	100.0%
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
The Company continues to evaluate the impact of the ongoing conflicts between Russia and Ukraine and in the Middle East and other items, such as inflation, volatile interest rates, changes in regulatory requirements and tariffs, and assess the impact on financial markets and the Company’s business. The Company’s future results may be adversely affected by slowdowns in fundraising activity and the pace of new liquidity transactions with our Customers. Management is continuing to evaluate the impact of the conflicts between Russia and Ukraine and in the Middle East and has concluded that while it is reasonably possible that such conflicts could have a negative effect on the Company’s financial position and/or results of its operations, the specific impact is not readily determinable as of the date of these consolidated financial statements. Consequently, the consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
17.    Commitments and Contingencies
In the normal course of business, we have various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. There are no significant commitments and contingencies other than those disclosed below. Ben is a party to legal actions incidental to the business. Based on the opinion of legal counsel, management has concluded with regard to all commitments and contingencies disclosed below that either the outcome is not probable or the potential liability cannot be reasonably estimated, or both, in accordance with ASC 450, Contingencies.
Lease Commitments
The Company operates on a month-to-month rental basis for its office premises. Rental expense for our premises for both the three months ended June 30, 2026 and 2025, was nominal.
Unfunded Capital Commitments
The Customer ExAlt Trusts had $29.1 million and $30.4 million of potential gross capital commitments as of June 30, 2026 and March 31, 2026, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The Customer ExAlt Trusts holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by certain of the associated trusts within the ExAlt PlanTM or affiliated entities. To the extent that the associated Customer ExAlt Trust or their affiliated entities cannot pay the capital funding commitment, Ben is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Ben to the Customer ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves, if any, held by the associated Customer ExAlt Trusts or their affiliated entities are added to the ExAlt Loan balance between Ben and the Customer ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. The majority, or 99%, of our portfolio with an unfunded commitment has a vintage of 2012 and prior. As the vintages continue to age, a cash requirement becomes less likely. We consider the creditworthiness of the investment on a case-by-case basis. At June 30, 2026 and March 31, 2026, there were no reserves for losses on unused commitments to fund potential limited partner capital funding commitments.

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
As a result of the order issued on July 29, 2024, the Company released the liability associated with the Arbitration Award, which resulted in the release of the previously recognized loss contingency accrual in the amount of $55.0 million being reflected in the year ended March 31, 2025 consolidated statement of comprehensive income (loss). As a result of the order issued on October 10, 2025, the Company recorded a loss contingency associated with the Arbitration Award, including post-judgment interest and fees, which resulted in a loss of $62.8 million being reflected in the three months ended June 30, 2025 consolidated statement of comprehensive income (loss). Additional interest accruing on the Arbitration Award during the three months ended June 30, 2026 and 2025 totaled $1.8 million and nil, respectively, and is reflected in the noncash interest expense line item on the consolidated statements of cash flows.
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
The terms of the settlement are within the policy limits of the Company’s insurance policy with respect to such claims, and the settlement was entirely funded by insurance proceeds. Accordingly, the Company has recorded an estimated liability of $34.5 million in accounts payable and accrued expenses and estimated insurance recoveries of $34.5 million in other assets, net, in the consolidated statement of financial condition as of March 31, 2025. The amounts reflected in our consolidated financial statements for the estimated liability and insurance recoveries represents an estimate of the amounts attributable to Ben, its consolidated subsidiaries, and directors as part of a broader settlement also involving other parties. With the final approvals occurring in February 2026, the settlement was paid under the insurance policy to the Litigation Trust resulting in the removal of the $34.5 million estimated liability and $34.5 million of insurance recoveries from our March 31, 2026 consolidated financial statements that were previously accrued.
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
The settlement of the LT Complaint and the Bayati Action utilized substantially all of the amount of remaining insurance coverage available to the Company on certain continuing legal matters. Therefore, ongoing defense costs and, to the extent there are any, awards against the Company associated with these legal matters will be borne by the Company. Prior to the settlement of the LT Complaint and the Bayati Action, the substantial majority of the defense costs related to these certain continuing legal matters, were covered under the terms of our directors and officers insurance policies.
Wells Notice
On June 29, 2023, the Company received a “Wells Notice” from the staff (the “Staff”) of the SEC’s Division of Enforcement, stating that the Staff has made a preliminary determination to recommend that the SEC file a civil enforcement action against the Company alleging violations of certain provisions of the Securities Act and the Exchange Act. The staff’s allegations appeared to relate to, among other things, the Company’s association with an amendment to the debt coverage ratio calculation approved by certain holders of GWG Holdings issued debt in 2019 under an indenture and related disclosures by GWG, the December 31, 2019 valuation of the Company’s goodwill by a third-party valuation agent, potential contractual rights concerning an amendment to the Governing Documents, and other items in the historical disclosures of GWG.

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
YWCA Action
On December 6, 2024, Young Women’s Christian Association of Rochester and Monroe County (“YWCA”) filed a derivative and class action lawsuit in the Court of Chancery against Hatteras Funds, LP and Hatteras Investment Partners, LP (together, “HIP”); Hatteras Master Fund, L.P. and Hatteras Core Alternatives TEI Institutional Fund (the “TEI Institutional Fund,” and together with Hatteras Master Fund, L.P., the “Funds”); various current or former officers and directors of the Funds (David B. Perkins, H. Alexander Holmes, Steven E. Moss, Gregory S. Sellers, and Thomas Mann) (collectively, the “Director Defendants,” and together with HIP, the “Hatteras Defendants”); and Beneficient and Bradley K. Heppner (the “Ben Defendants”). YWCA, as a unitholder of the TEI Institutional Fund, asserts claims against the Hatteras Defendants for breach of fiduciary duty, breach of contract, and unjust enrichment arising from a plan to liquidate the Funds that involved a transaction with the Company. YWCA also asserts claims against the Ben Defendants for fraud, aiding and abetting breach of fiduciary duty, and unjust enrichment in connection with this transaction.
On January 10, 2025, the Hatteras Defendants and Mr. Perkins filed a Notice of Removal, removing the action to the United States District Court of the District of Delaware (the “District Court”) pursuant to the Class Action Fairness Act, 28 U.S.C. § 1453(b), and 28 U.S.C. § 1332(d), which provides for federal jurisdiction over certain class action lawsuits. On January 28, 2025, YWCA filed an amended complaint, which continues to assert the derivative claims asserted in its original complaint (Counts I-VII) but no longer asserts the class action claim (formerly Count VIII). As a result, the parties entered into a stipulation remanding the case to the Court of Chancery for all further proceedings, which was entered by the District Court on February 5, 2025. On February 6, 2025, the parties filed a Joint Stipulation and Proposed Order Setting Time to Respond to Amended Complaint in the Court of Chancery. On March 3, 2025, the Ben Defendants filed a motion to dismiss the complaint and an opening brief in support of such motion. On April 18, 2025, YWCA filed its opposition to the motions to dismiss, and on May 12, 2025, Defendants filed their replies. On December 5, 2025, the Court held a hearing on Defendants’ motions to dismiss. The Court dismissed the fraud claim against the Company from the bench and took the aiding and abetting and unjust enrichment claims under advisement. On March 27, 2026, the Court issued a memorandum opinion (i) dismissing the remaining claims against Mr. Heppner, (ii) denying the Hatteras Defendants’ motion to dismiss; and (iii) requiring the remaining aiding and abetting claim against the Company to first be tested through limited discovery before permitting it to proceed. On May 4, 2026, the Delaware Supreme Court denied the Hatteras Defendants’ application for interlocutory appeal. On May 29, 2026, the Company filed its answer to the amended complaint. On June 17, 2026, the Hatteras Defendants and Mr. Perkins filed a third-party complaint against Mr. Heppner and Ankura Consulting Group, LLC. The Company intends to vigorously defend against the remaining claims.
Templeton Revocable Trust Action
On May 16, 2025, Susan J. Templeton Revocable Trust (“Templeton Trust”) filed a derivative complaint in in the Delaware Court of Chancery (the “Court” or the “Court of Chancery”) against HIP, David B. Perkins (Mr. Perkins, together with HIP, the “Hatteras Templeton Defendants”), the Company, and Brad Heppner (“Mr. Heppner,” together with Ben, the “Ben Templeton Defendants”). Templeton Trust, as a unit holder of nominal defendant Hatteras Evergreen Private Equity Fund, LLC (the “Fund”), asserts the following claims arising from a plan to liquidate the Fund that involved a transaction with the Company: (i) direct and derivative claims against the Hatteras Templeton Defendants for breach of fiduciary duty, (ii) derivative claims against HIP and the Ben Templeton Defendants for unjust enrichment, and a derivative claim against the Ben Templeton Defendants for aiding and abetting breach of fiduciary duty. On June 18, 2025, the Ben Templeton Defendants moved to dismiss for lack of personal jurisdiction over Mr. Heppner and for failure to state a claim upon which relief can be granted. The motion to dismiss has not been briefed by the Ben Templeton Defendants. The Company intends to vigorously defend against these claims.
Lazard Action
On March 17, 2025, Lazard Frères & Co. LLC (“Lazard”) filed a complaint against the Company in the U.S. District Court for the Southern District of New York, alleging that the Company breached the terms of its previous contract with Lazard by failing to timely pay amounts owed thereunder. Lazard was seeking damages in the amount of approximately $4.5 million in addition to costs, attorneys’ fees and prejudgment interest. In June 2025, the Company reached a settlement with Lazard for payment of approximately $2.5 million based on a payment schedule outlined in the settlement agreement. The Company had previously accrued the $4.5 million in its statement of financial condition. During the prior fiscal year, the Company completed the payments outlined in the settlement agreement and released the additional accrual of $2.0 million.
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
On October 10, 2025, HCLP brought an action in the Court of Chancery against Delaware Trust Company (“DTC”) individually and as trustee for twenty-five Custody Trusts (the “Custody Trusts”). The Custody Trusts hold collateral against which certain of the Company’s ExAlt Loans are made. HCLP purports to be lender to BCH and its affiliates and asserts that the Company owes HCLP approximately $122 million on two loans, which it claims are in default. HCLP further alleges that the Custody Trusts guaranteed the loans that are secured by certain pledge agreements. The action seeks to enforce the guarantees and the pledge agreements and prevent any future distributions to the Company. HCLP also filed a motion for a temporary restraining order that seeks to enjoin DTC, in the interim, from selling, transferring, or encumbering the assets held by the Custody Trusts. The parties entered into an agreed form of order which was approved by the court. Under the order, DTC agreed to not transfer, sell, encumber or otherwise dispose of the collateral held by the Custody Trusts, which includes any distributions received from the collateral during the pendency of the order, and the parties to the action agreed to request a trial date in mid-2026. On November 21, 2025, the parties stipulated to a form of order that was approved by the Court, which stayed all proceedings until the conclusion of Mr. Heppner’s criminal trial which started in April 2026. The Company is not named in either the action or the motion. Due to Mr. Heppner’s conviction and the facts established in the related proceedings, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP and their agents.
On May 7, 2026, Brad K. Heppner, the Company’s founder and former CEO, was convicted of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, and false statements to auditors by a jury of his peers. Prior to his conviction, on May 5, 2026, Mr. Heppner submitted a demand to the Company seeking advancement of approximately $3.8 million in incurred criminal defense costs, plus additional amounts for anticipated future appellate proceedings, under certain indemnification provisions in the Bylaws, the Services Agreement, the Second Amended and Restated Limited Liability Company Agreement of BCG, and the Ninth A&R BCH LPA.
On May 28, 2026, the Company, together with its subsidiaries BCG and BCH, filed a complaint in the Eighth Judicial District Court of Clark County, Nevada against Mr. Heppner and Bradley Capital Company, LLC. The complaint seeks a declaratory judgment that Mr. Heppner is not entitled to advancement or indemnification under the Bylaws or the Services Agreement, and that BCG and BCH have no obligation to advance Mr. Heppner's legal fees and expenses incurred in connection with his criminal prosecution in the United States District Court for the Southern District of New York.
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
18.    Supplemental Cash Flow Information
Cash paid for taxes for the three months ended June 30, 2026 and 2025 was de minimis. Cash paid for interest for the three months ended June 30, 2026 and 2025, was nominal and $0.6 million, respectively.
Supplemental disclosure of noncash investing and financing activities include:
Three Months Ended June 30, 2026:
–$8.5 million issuance of Series B preferred stock and $0.2 million issuance of noncontrolling interest in connection with recent financings.
–$4.9 million accrual for BCH Preferred A-0 guaranteed payment.
–$1.0 million of Class A common stock issued as payment of commitment fee under A&R SEPA.
–$0.1 million of distributions payable to the Charitable Beneficiaries.

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
Liquidity Transactions
On July 10, 2026, the Company funded the closing of a primary capital transaction pursuant to definitive agreements entered into on July 8, 2026 with respect to a limited partner interest in an investment fund with a NAV of $7.44 million. Pursuant to the transaction, the Customer ExAlt Trusts acquired a limited partner interest, and in exchange for such interest, the customer received 744,455 shares of the Company’s Series B-11 Resettable Convertible Preferred Stock, par value $0.001 per share (the “Series B-11 preferred stock”), with such Series B-11 preferred stock being convertible into shares of the Company’s Class A common stock.
The Series B-11 preferred stock is convertible at the election of the holder into Class A common stock initially at a conversion price of $3.6514 per share and is subject to reset from time to time, subject to a floor price of $1.8257 per share. A maximum of 4,077,642 shares of Class A common stock may be issued upon conversion of the Series B-11 preferred stock.
Asset Sales
In August 2026, entities held by a Customer ExAlt Trust completed the sale of beneficial interests with respect to a certain limited partnership interest for gross proceeds of approximately $0.4 million. The entities will pay certain transaction costs out of such gross proceeds. The remainder of the net proceeds are expected to be distributed to the Customer ExAlt Trust, which expect to use such proceeds as follows: (i) a portion (2.5%) of the proceeds will be distributed to the beneficiaries of the Customer ExAlt Trust and (ii) the remainder will be paid to a subsidiary of the Company as payment on outstanding accrued fees (if any) and/or a loan repayment on the outstanding loan issued by BFF to such Customer ExAlt Trust. The proceeds for the fee payment and the loan repayment will be available for use by the Company.
Promissory Notes under A&R SEPA
As previously disclosed, on June 26, 2026, the Company entered into the A&R SEPA which in part, provided that Yorkville will advance to the Company the principal amount of $4,000,000 evidenced by promissory notes convertible into shares of Class A common stock (each, a “Promissory Note” and the shares of Class A common stock issuable upon conversion of the Promissory Notes, the “Conversion Shares”).
On June 30, 2026, the Company issued a Promissory Note to Yorkville in the aggregate amount of $2,000,000, subject to an original issue discount of 5%, which resulted in gross proceeds to the Company of approximately $1.9 million, which were received on July 1, 2026. On August 5, 2026, the Company issued an additional Promissory Note to Yorkville in the aggregate amount of $2,000,000, subject to an original issue discount of 5%, which resulted in gross proceeds to the Company of approximately $1.9 million, which were received on August 5, 2026. Contemporaneously with the execution and delivery of the A&R SEPA, certain of the Company’s subsidiaries entered into a global guaranty agreement (the “Guaranty”) in favor of Yorkville with respect to the Company’s obligations under the A&R SEPA and the Promissory Notes.
The Promissory Notes bear interest at 5.0% per annum, subject to a potential increase to 18.0% per annum (or the maximum amount permitted by applicable law) upon the occurrence of an Event of Default, for so long as such Event of Default remains uncured. The Promissory Notes will mature on June 30, 2027 (the “Maturity Date”), which may be extended at the option of the holder. The Promissory Notes are convertible at the option of the holder into Class A common stock equal to the applicable Conversion Amount (as defined below) divided by the Conversion Price. The “Conversion Price” means, as of any conversion, the lower of (a) 150% of the VWAP reported by Bloomberg on the trading day immediately prior to the date of the First Closing (the “Fixed Price”) or (b) 92.0% of the lowest daily VWAP of the Class A common stock during the five trading days immediately prior to such conversion. The “Floor Price” (solely with respect to the variable component of the Conversion Price) will be $0.89 per share of Class A common stock, subject to the Company’s right to further reduce the Floor Price upon written notice to Yorkville. The Promissory Notes may be converted in whole or in part, at any time and from time to time, subject to the A&R SEPA Exchange Cap. Notwithstanding the A&R SEPA Exchange Cap and assuming interest at 5.0% through the Maturity Date, the maximum amount of shares issuable upon conversion of the Promissory Notes is 4,719,101. The Conversion Amount with respect to any requested conversion will equal the principal amount requested to be converted plus all accrued and unpaid interest on the Promissory Notes as of such conversion (the “Conversion Amount”). In addition, no conversion will be permitted to the extent that, after giving effect to such conversion, the holder together with certain related parties would beneficially own in excess of 4.99% of the Class A common stock outstanding immediately after giving effect to such conversion, subject to certain adjustments.
The Promissory Notes provide the Company, subject to certain conditions, with an optional redemption right pursuant to which the Company, upon 10 trading days’ prior written notice to Yorkville (the “Redemption Notice”), may redeem in cash, in whole or in part, all amounts outstanding under the Promissory Notes prior to the Maturity Date; provided that the VWAP on the date such Redemption Notice is delivered is less than the Fixed Price at the time of the Redemption Notice. The redemption amount shall be equal to the outstanding principal balance being redeemed by the Company, plus a prepayment premium of 5.0% of the principal amount being redeemed (the “Prepayment Premium”), plus all accrued and unpaid interest in respect of such redeemed principal amount; provided, however, that if the Company redeems the Promissory Notes within 90 days following the Issuance Date, no Prepayment Premium will be owed.
Upon the occurrence of certain amortization events, including if (a) the daily VWAP of the Class A common stock is lower than the Floor Price for any five of seven consecutive trading days, (b) the Company has issued substantially all of the shares available under the A&R SEPA Exchange Cap or (c) at any time after the Effectiveness Deadline (as defined in the Registration Rights Agreement), Yorkville is unable to use the Registration Statement for a period of ten consecutive trading days, the Company will be required to make monthly cash payments equal to $1.0 million of the principal amounts then outstanding, plus any accrued and unpaid interest and a payment premium equal to 5.0% of such principal amount, beginning on the seventh trading day following such amortization event. Every month thereafter if the amortization event is not cured, an additional cash payment will be due on the same terms.
On August 7, 2026, Yorkville converted $100,548 aggregate principal amount of the Promissory Notes into 37,778 shares of Class A common stock.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with “Cautionary Note Regarding Forward-Looking Statements,” and the accompanying consolidated financial statements and notes thereto of Beneficient (f/k/a The Beneficient Company Group, L.P.) set forth in Part I, Item I of this Quarterly Report on Form 10-Q and our March 31, 2026 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 30, 2026 (“Annual Report”). This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Except as otherwise required by the context, references to the “Company,” “Ben,” “we,” “us,” “our,” and “our operating subsidiaries,” are to Beneficient, a Nevada corporation and its consolidated subsidiaries (but excluding the Customer ExAlt Trusts as defined below). References to “BCG,” “Ben,” “we,” “us,” “our,” and similar terms, prior to the effective time of the Conversion, refer to the registrant when it was a Delaware limited partnership and such references following the effective time of the Conversion, refer to the registrant in its current corporate form as a Nevada corporation called “Beneficient.” All references to “Beneficient” refer solely to Beneficient, a Nevada corporation, “BCG” refer solely to The Beneficient Company Group, L.P., and all references to “BCH” refer solely to Beneficient Company Holdings, L.P., a subsidiary of BCG.
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
Each of our liquidity, primary capital, custody, trustee, trust administration, transfer agent and broker-dealer products and services are structured to be deliverable to our Customers through our online digital platform, AltAccess. AltAccess serves as the centralizing hub of our business and is an interactive, secure, end-to-end portal through which Customers select among our products and services and complete transactions in a regulated environment. Our internal technology team developed Ben’s AltAccess enterprise software systems and managed services, which consist of an integrated array of proprietary and third-party software solutions curated together to power the AltAccess platform enabling our Customers to access our products and services, select those that fit their specific needs and close transactions with Ben. The AltAccess platform is designed to ultimately be provided through a software as a service model to multiple intermediaries, including commercial lenders, and to be accessed through an application programming interface for these intermediaries to deploy in their businesses. Ben AltAccess’s online platform is presently no longer publicly accessible as it’s being re-engineered to better meet the needs of our Customers. In the interim, we plan to continue to meet the needs of our Customers seeking liquidity, custody, trust and data services for their alternative assets via other methods.
While not presently publicly accessible, AltAccess is designed to operate seamlessly across the Ben Business Units, each of which are subject to regulation by various state and federal regulatory agencies. We believe Ben’s utilization of a centralized portal as a core capability and tool for our Customer’s seamless access to a range of alternative assets products and services is unique in the industry. In conducting its trustee, custodial, fiduciary financing and other authorized operations, BFF is regulated by the OSBC (the OSBC does not regulate the entirety of Beneficient). As a result, our AltAccess platform is periodically examined by the OSBC, and has previously been further assessed by a third-party organization, who issued a System and Organizational Controls (“SOC”) 2 type 2 and SOC 3 compliance report for the benefit of our Customer users for the year ended March 31, 2025. The Company did not engage this third-party organization to complete such SOC compliance reports in our most recently completed fiscal year and may not seek such engagements in future periods either.
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
•Ben Liquidity is our primary business line and offers Ben’s alternative asset liquidity and fiduciary financing products and primary capital products through Ben AltAccess. As noted above, Ben AltAccess’s online platform is presently no longer publicly accessible as it’s being re-engineered to better meet the needs of our Customers. In the interim, we plan to continue to meet the needs of our Customers seeking liquidity, custody, trust and data services for their alternative assets via other methods.
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
As further described under “Recent Developments - Asset Sales Initiative,” at various dates during the quarter ended June 30, 2026, entities held by a Customer ExAlt Trust and managed by an indirect subsidiary of the Company completed the sales of beneficial interests or redemption of equity interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trust, pursuant to which, the sellers received aggregate gross proceeds of approximately $6.2 million for the sale of such interests. In August 2026, another completed sale occurred for gross proceeds of approximately $0.4 million.
Our Ben Liquidity and Ben Custody business segments, which relate to our current operating subsidiaries that are owned by the holders of equity in the Company (including BCH), recognize revenue through (i) interest income on ExAlt Loans made to the Customer ExAlt Trusts in connection with our liquidity transactions for Customers, (ii) fee income billed at closing, but recognized as revenue ratably over the expected life of the alternative asset, for each liquidity transaction with Customers for services including access to and use of the AltAccess platform, transfer of the alternative assets, and delivery of the consideration to the client, and (iii) recurring fee income recognized each period for providing services including trustee, custody, and trust administration of the Customer ExAlt Trusts while they hold investments. Ben Liquidity and Ben Custody revenue recognized for the three months ended June 30, 2026 and 2025 is as follows:
a.Ben Liquidity recognized $8.2 million and $8.8 million in interest income during the three months ended June 30, 2026 and 2025, respectively.
b.Ben Custody recognized $2.5 million and $4.2 million in trust services and administration revenues during the three months ended June 30, 2026 and 2025, respectively, comprised of both the fee income billed at the closing of the transactions that is being amortized into revenue and the recurring fee income billed during the periods.
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

As a result of the above along with the existing equity capital structure described below under “Noncontrolling Interests”, the net income (loss) of the Company can vary significantly from the net income (loss) attributable to the Beneficient common shareholders. The following table presents a reconciliation of operating income (loss) of our reportable segments, excluding the Customer ExAlt Trusts, to net income (loss) attributable to Beneficient common shareholders. This reconciliation serves to provide users of our financial statements an understanding and visual aid of the reportable segments that impact net income (loss) attributable to the common shareholder and reiterates that the consolidation of the Customer ExAlt Trusts has no impact on the net income (loss) attributable to Beneficient common shareholders.

(in thousands)	Three Months Ended June 30,
	2026	2025
Operating income (loss)*
Ben Liquidity	$7,354	$(6,015)
Ben Custody	1,350	3,128
Corporate & Other	(10,600)	(73,549)
Net loss attributable to noncontrolling interests – Ben	21	15,984
Noncontrolling interest guaranteed payment	(4,908)	(4,624)
Net income (loss) attributable to common shareholders	$(6,783)	$(65,076)
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
Recent Developments
Developments Regarding our Chief Executive Officer
Effective on July 20, 2025, James G. Silk was named the Interim Chief Executive Officer. On June 24, 2026, Mr. Silk was named as the permanent Chief Executive Officer.
Brad K. Heppner previously served as the CEO and Chairman of the Board of Directors (the “Board”) and resigned from both positions on June 19, 2025 following a request from the Company’s counsel, acting at the direction of the Audit Committee of the Board, for Mr. Heppner to sit for a formal interview regarding, among other things, his knowledge of certain documents and information concerning Mr. Heppner’s relationship to HCLP provided to the Company’s auditors in 2019. The interview request was made after the Company identified credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, knowing that these documents would be provided to the Company’s auditors. The Company continues to consider additional information it has learned about other conduct by Mr. Heppner and other persons that purportedly controlled HCLP to determine the extent to which any of that conduct surrounding HCLP was fraudulent. On November 4, 2025, Mr. Heppner was indicted by the United States Southern District of New York charging Mr. Heppner with various counts comprised of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, false statements to auditors, and falsification of records. At trial, it was established that Mr. Heppner fabricated the HCLP Loan, that HCLP was controlled by Mr. Heppner and that monies paid to HCLP in connection with the HCLP Loan were paid to Mr. Heppner. On May 7, 2026, Mr. Heppner was convicted of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, and false statements to auditors.
Amended and Restated Standby Equity Purchase Agreement
On June 26, 2026, the Company amended and restated the 2023 SEPA (defined below) in its entirety (as amended, the “A&R SEPA”) to (i) reduce the commitment size of the 2023 SEPA to $100 million and extend its maturity on the terms and conditions set forth therein and (ii) provide that YA II PN, Ltd. (“Yorkville”) will advance to the Company the principal amount of $4,000,000 evidenced by promissory notes convertible into shares of Class A common stock (each, a “Promissory Note” and together, the “Promissory Notes”). On July 1, 2026, the funds of approximately $1.9 million were received under a Promissory Note that the Company issued to Yorkville in the aggregate principal amount of $2.0 million, subject to an original issue discount of 5%. Additionally, on August 5, 2026, the Company issued Yorkville a second $2.0 million Promissory Note on the same terms, resulting in gross proceeds to the Company of approximately $1.9 million, received on the same day. For additional information regarding the terms of the A&R SEPA, see Item 9B our Annual Report.
Collateral Management Services
During the quarter ended June 30, 2026, the Company was engaged to provide its first collateral management services to a third party Texas state-chartered bank in connection with a secured lending transaction. Under the engagement, the Company will provide ongoing collateral monitoring and reporting services with respect to a portfolio of professionally managed alternative assets pledged as collateral for a credit facility. The engagement is expected to generate recurring annual fee revenue for the Company for the duration of the engagement and represents the first commercial deployment of Beneficient’s collateral management services offering. The Company believes this engagement demonstrates the applicability of its alternative asset expertise and reporting capabilities to a broader range of financial institution customers and lending transactions.
The Company’s collateral monitoring and reporting services include the following features: i) portfolio overview and diversification, ii) concentration risk analysis, iii) cash activity analysis, iv) collateral pricing analytics, and v) risk premium decomposition. The Company intends to leverage this initial engagement as a reference relationship as it pursues additional collateral management opportunities with banks, financial institutions and other lenders.

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
As part of the Asset Sales Initiative, on various dates starting on June 6, 2025 through March 31, 2026, entities (“Sellers”) held by a Customer ExAlt Trust and managed by an indirect subsidiary of the Company completed the sale of beneficial interests with respect to certain limited partner interests or equity securities (the “Interests”) held for the benefit of such Customer ExAlt Trust. Cumulatively, the Sellers received aggregate gross proceeds of $51.4 million for the sale of the beneficial interests or equity securities included in these transactions. For each such transaction, the Sellers generally paid an agreed upon brokerage commission and certain transaction costs out of such gross proceeds. The remainder of the net proceeds were distributed to the Customer ExAlt Trust, which then used such proceeds as follows: (i) a portion (2.5%) of the proceeds will be distributed to the beneficiaries of the Customer ExAlt Trust and (ii) the remainder was paid to a subsidiary of the Company as payment on outstanding accrued fees (if any) and/or a loan repayment on the outstanding loan issued by BFF to such Customer ExAlt Trust. The proceeds for the fee payment and the loan repayment were then available for use by the Company. For each transaction, the Company was required to pay certain agreed upon amounts out of the net proceeds to HH-BDH LLC as a principal and interest payment on the loan previously made by HH-BDH LLC to Beneficient Financing, LLC. HH-BDH LLC is an entity affiliated with Mr. Mack Hicks, who was a member of the Board.
In the three months ended June 30, 2026, Sellers completed additional sales for gross proceeds of approximately $6.2 million. The Sellers paid certain transaction costs out of such gross proceeds. The remainder of the net proceeds were distributed to the Customer ExAlt Trust, which then used such proceeds as follows: (i) a portion (2.5%) of the proceeds will be distributed to the beneficiaries of the Customer ExAlt Trust and (ii) the remainder was paid to a subsidiary of the Company as payment on outstanding accrued fees (if any) and/or a loan repayment on the outstanding loan issued by BFF to such Customer ExAlt Trust. The proceeds for the fee payment and the loan repayment were then available for use by the Company. In August 2026, these entities completed an additional sale for gross proceeds of approximately $0.4 million.
As part of two of the executed transactions, two limited partnership interests remain under contract to be sold for which funding has not yet occurred. Once those two transactions close and fund, gross proceeds are expected to be approximately $0.4 million, subject to change based on any capital calls funded or distributions received in the intervening time period.
Recent Financings
On January 5, 2026, the Company funded the closing of a primary capital transaction pursuant to definitive agreements entered into on December 31, 2025 with respect to a limited partner interest in an investment fund with a NAV of $3.0 million. Pursuant to such transaction, the Customer ExAlt Trusts acquired the limited partnership, and in exchange for such interest, on July 13, 2026, the customer received 302,273 shares of the Company’s Series B-9 Resettable Convertible Preferred Stock, par value $0.001 per share (the “Series B-9 preferred stock”), with such Series B-9 preferred stock being convertible into 226,005 shares of the Company’s Class A common stock. Each share of the Series B-9 preferred stock is convertible at the election of the holder into shares of the Class A common stock initially at a conversion price of $7.1332 per share, and is subject to reset from time to time, subject to a floor of $5.3499 per share. A maximum of 565,007 shares of Class A common stock may be issued upon conversion of the Series B-9 preferred stock.
On April 8, 2026, the Company funded the closing of a primary capital transaction pursuant to definitive agreements entered into on April 7, 2026 with respect to a limited partner interest in an investment fund with a NAV of $8.75 million. Pursuant to such transaction, the Customer ExAlt Trusts acquired a limited partner interest, and in exchange for such interest, the customer received 875,214 shares of the Company’s Series B-10 Resettable Convertible Preferred Stock, par value $0.001 per share (the “Series B-10 preferred stock”), with such Series B-10 preferred stock being convertible into shares of the Company’s Class A common stock. The Series B-10 preferred stock is convertible at the election of the holder into the Company’s Class A common stock initially at a conversion price of $3.5479 per share, and is subject to reset from time to time, subject to a floor price of $1.2418 per share. A maximum of 7,047,947 shares of Class A common stock may be issued upon conversion of the Series B-10 preferred stock.
On July 10, 2026, the Company funded the closing of a primary capital transaction pursuant to definitive agreements entered into on July 8, 2026 with respect to a limited partner interest in an investment fund with a NAV of $7.44 million. Pursuant to the transaction, the Customer ExAlt Trusts acquired a limited partner interest, and in exchange for such interest, the customer received 744,455 shares of the Company’s Series B-11 Resettable Convertible Preferred Stock, par value $0.001 per share

(the “Series B-11 preferred stock”), with such Series B-11 preferred stock being convertible into shares of the Company’s Class A common stock. The Series B-11 preferred stock is convertible at the election of the holder into Class A common stock initially at a conversion price of $3.6514 per share and is subject to reset from time to time, subject to a floor price of $1.8257 per share. A maximum of 4,077,642 shares of Class A common stock may be issued upon conversion of the Series B-11 preferred stock.
Recent Equity Issuances
On each April 7, 2026 and July 2, 2026 the holder of the Series B-7 preferred stock elected to convert 2,334 shares of Series B-7 preferred stock into 9,794 shares of Class A common stock, at a price per share of approximately $2.38 pursuant to the terms of the Series B-7 certificate of designation. The issuance of the Class A common stock in exchange for the Series B-7 preferred stock was made in reliance on the exemption provided by Section 3(a)(9) of the Securities Act.
On July 13, 2026 the holder of the Series B-6 preferred stock elected to convert 96,558 shares of Series B-6 preferred stock into 383,046 shares of Class A common stock, at a price per share of approximately $2.52 pursuant to the terms of the Series B-6 certificate of designation. The issuance of the Class A common stock in exchange for the Series B-6 preferred stock was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act.
On July 13, 2026 the holder of the Series B-9 preferred stock elected to convert 120,910 shares of Series B-9 preferred stock into 226,005 shares of Class A common stock, at a price per share of approximately $5.35 pursuant to the terms of the Series B-9 certificate of designation. The issuance of the Class A common stock in exchange for the Series B-9 preferred stock was made in reliance on the exemption provided by Section 2(a)(11) of the Securities Act.
On June 27, 2023, the Company entered into a Standby Equity Purchase Agreement (the “2023 SEPA”) with Yorkville. On April 15, 2026, Yorkville purchased 60,000 shares of Class A common stock for $3.88 per share pursuant to the terms of the 2023 SEPA. Such issuances were in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.
On August 7, 2026, Yorkville converted $100,548 aggregate principal amount of the Promissory Notes into 37,778 shares of Class A common stock. The issuance of the Class A common stock underlying the Promissory Notes was made in reliance on the exemption provided by Section 3(a)(9) of the Securities Act.
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
As a result of the order issued on July 29, 2024, the Company released the liability associated with the Arbitration Award, which resulted in the release of the previously recognized loss contingency accrual in the amount of $55.0 million being reflected in the three months ended June 30, 2024 consolidated statement of comprehensive income (loss). As a result of the order issued on October 10, 2025, the Company recorded a loss contingency associated with the Arbitration Award, including post-judgment interest and fees, which resulted in a loss of $62.8 million being reflected in the three months ended June 30, 2025 consolidated statement of comprehensive income (loss). Additional interest accruing on the Arbitration Award during the three months ended June 30, 2026 and 2025 totaled $1.8 million and nil, respectively, and is reflected in the interest expense line item in the consolidated statements of comprehensive income (loss).
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
–Volatility in the price of our Class A common stock. The price of our Class A common stock may impact our ability to enter into liquidity transactions with our Customers. If our stock price declines, our potential Customers may be less likely to engage with us and accept our Class A common stock, or securities convertible into our Class A common stock, in exchange for their alternative assets. Furthermore, a significant sustained decrease in our stock price has in the past been an indicator, and in the future may indicate, that impairment is present and may require a quantitative impairment assessment of our assets including goodwill and intangible assets. Any such future impairment charges for goodwill may reduce our overall assets and may result in a change in the perceived value of the Company and ultimately may be reflected as a reduction in the market price of our securities. Additionally, we have begun to enter into financings in which the Customer ExAlt Trusts use our Class A common stock or convertible preferred stock as consideration to meet capital calls or make other capital contributions in alternative asset funds, which in turn hold such securities as an investment. Volatility, either positively or negatively, in the price of our Class A common stock may have a compounding effect on our consolidated investment income and cause further decreases in our stock price in the event our securities comprise a significant portion of such alternative asset funds’ aggregate assets. We have received delisting notices from Nasdaq in the past related to noncompliance with certain Nasdaq continued listing rules. While we are currently in compliance with all applicable continued listing requirements and standards of Nasdaq, there can be no assurance that the Company will be able to maintain compliance with all the applicable listing requirements in the future. See the risk factor titled “At times in the past, we have been notified by Nasdaq of our failure to comply with certain continued listing requirements. While we are currently in compliance with all applicable continued listing requirements and standards of Nasdaq, if we are unable to maintain compliance with the applicable listing requirements, our Class A common stock could be delisted from Nasdaq” in our Annual Report for more information.
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
–Accrual (Release) of Equity Awards Arbitration Loss Contingency. During the year ended March 31, 2024, the Company accrued a loss contingency based on the findings of the sole arbitrator that in terminating the equity awards of a former member of the Board of Directors of Beneficient Management, LLC, the Company had breached its contractual obligations, and as a result, the sole arbitrator awarded the former board member the Arbitration Award. During the three months ended June 30, 2025, the Company released the loss contingency accrual based on the Texas State District Court, Dallas County 134th Judicial District entering an order vacating the Arbitration Award in its entirety. On October 10, 2025, the Texas Fifth Court of Appeals reversed the judgment of the Texas District Court and confirmed the previous Arbitration Award. Thus, the Company recorded a loss contingency associated with the Arbitration Award, including post-judgment interest and fees, which resulted in a loss of $62.8 million during the three months ended June 30, 2025. In addition to the loss contingency, we have recorded interest accruing on the Arbitration Award. During the three months ended June 30, 2026 and 2025, interest on the Arbitration Award totaled $1.8 million and nil, respectively, and is reflected in the interest expense line item in the consolidated statements of comprehensive income (loss). Thus, the fiscal year 2026 year-to-date amounts reflect the accrual of the Arbitration Award of $62.8 million while the fiscal year 2027 year-to-date amounts reflects only the post judgment interest accrual of $1.8 million. The total accrual of the Arbitration Award, plus post-judgment interest and fees, is $69.7 million as of June 30, 2026.
–Derivative asset recognized in Limited Conversion. During October 2025, an embedded derivative related to the appreciation forfeiture provision involving the Class A common stock issued as part of the Limited Conversion was bifurcated and recorded as a derivative asset at fair value on the conversion date, with subsequent changes in fair value recognized in gain (loss) on financial instruments, net. During the three months ended June 30, 2026, unrealized loss on the change in fair value was recognized totaling $3.8 million. There were not such amounts in the prior year periods since the embedded derivative did not exist prior to October 2025. The derivative asset is remeasured at each reporting date until settlement on January 1, 2028.
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

(in thousands)	Three Months Ended June 30,
	2026	2025
Ben Liquidity
Loan payments received	$4,020	$24,609
Operating income (loss)	7,354	(6,015)
Adjusted operating income (loss)(1)	7,354	(6,015)
Ben Custody
Fee payments received	$508	$1,350
Operating income (loss)	1,350	3,128
Adjusted operating income (loss)(1)	1,350	3,128
Consolidated
Revenue	$12,165	$(12,623)
Adjusted revenue(1)	15,925	(12,622)
Operating income (loss)	(377)	(92,648)
Adjusted operating income (loss)(1)	5,727	(25,438)
(1) Adjusted revenue and adjusted operating income (loss) are non-GAAP financial measures. For a definition and reconciliation to comparable U.S. GAAP metrics, please see the section titled “— Supplemental Unaudited Presentation of Non-GAAP Financial Information.”

(dollars in thousands)	June 30, 2026		March 31, 2026
Ben Liquidity
Loans to Customer ExAlt Trusts, net	$185,996		$169,684
Allowance to total loans	68.84%		70.95%
Nonperforming loans to total loans	52.50%		53.65%
Ben Custody
Fees receivable	$20,230		$18,486
Deferred revenue	12,324		12,537
Customer ExAlt Trusts
Investments, at fair value	$212,468		$195,536
Distributions to Original Loan Balance	0.80	x	0.80	x
Total Value to Original Loan Balance	1.04	x	1.02	x
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
Principal Revenue and Expense Items
During the three months ended June 30, 2026 and 2025, we earned revenues on a consolidated basis from the following primary sources:
•Investment Income (Loss), net. Investment income (loss), net, includes the change in NAV of the alternative assets held by certain of the Customer ExAlt Trusts.
For the aforementioned periods, our main components of consolidated expense are summarized below:
•Interest Expense. Interest expense includes interest accrued to our senior lender under our amended and restated First Lien Credit Agreement and Second Lien Credit Agreement (as described under “Liquidity and Capital Resources — Amended Credit Agreements”), interest on the borrowings under the HH-BDH Credit Agreement, interest accrued on the ExAlt Trust Loan Payable, and interest accrued on our other debt due to related parties. When we issue debt, we amortize the financing costs (commissions and other fees) associated with such indebtedness over the outstanding term of the financing and classify it as interest expense. Additional interest accruing on the Arbitration Award during the three months ended June 30, 2026 and 2025 totaled $1.8 million and nil, respectively, and is reflected in the interest expense line item in the consolidated statements of comprehensive income (loss).
•Employee Compensation and Benefits. Employee compensation and benefits include salaries, bonuses and other incentives and costs of employee benefits. Also included are significant non-cash expenses related to the share-based compensation.
•Professional Services, net. Professional services, net includes legal fees, audit fees, consulting fees, and other services.
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

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

(in thousands)	Three Months Ended June 30, 2026
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income (loss), net	$—	$—	$15,875	$—	$—	$15,875
Gain (loss) on financial instruments, net	—	—	(19)	(3,747)	—	(3,766)
Interest and dividend income	—	—	—	10	—	10
Trust services and administration revenues	—	46	—	—	—	46

Intersegment revenues
Interest income	8,215	—	—	—	(8,215)	—
Trust services and administration revenues	—	2,454	—	—	(2,454)	—
Total revenues	8,215	2,500	15,856	(3,737)	(10,669)	12,165

External expenses
Employee compensation and benefits	554	661	—	1,612	—	2,827
Interest expense	2,738	—	—	1,832	—	4,570
Professional services, net	564	290	287	2,345	—	3,486
Other expenses	386	199	—	1,074	—	1,659

Intersegment expenses
Interest expense	—	—	40,084	—	(40,084)	—
Provision for (recovery of) credit losses	(3,381)	—	—	—	3,381	—
Other expenses	—	—	2,453	—	(2,453)	—
Total expenses	861	1,150	42,824	6,863	(39,156)	12,542

Operating income (loss)	$7,354	$1,350	$(26,968)	$(10,600)	$28,487	$(377)

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED) (cont’d)

(in thousands)	Three Months Ended June 30, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
External Revenues
Investment income (loss), net	$—	$—	$(12,776)	$—	$—	$(12,776)
Gain (loss) on financial instruments, net	—	—	(75)	30	—	(45)
Interest and dividend income	2	—	—	8	—	10
Trust services and administration revenues	—	188	—	—	—	188

Intersegment revenues
Interest income	8,835	—	—	—	(8,835)	—
Trust services and administration revenues	—	3,995	—	—	(3,995)	—
Total revenues	8,837	4,183	(12,851)	38	(12,830)	(12,623)

External expenses
Employee compensation and benefits	384	647	—	2,300	—	3,331
Interest expense	3,346	—	—	69	—	3,415
Professional services, net	614	209	406	6,728	—	7,957
Accrual of loss contingency related to arbitration award	—	—	—	62,831	—	62,831
Other expenses	239	199	394	1,659	—	2,491

Intersegment expenses
Interest expense	—	—	37,145	—	(37,145)	—
Provision for credit losses	10,269	—	—	—	(10,269)	—
Other expenses	—	—	3,180	—	(3,180)	—
Total expenses	14,852	1,055	41,125	73,587	(50,594)	80,025

Operating income (loss)	$(6,015)	$3,128	$(53,976)	$(73,549)	$37,764	$(92,648)

CONSOLIDATED
Results of Operations — Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025 (Unaudited)
Revenues (in thousands)

	Three Months Ended June 30,
	2026	2025
Investment income (loss), net	$15,875	$(12,776)
Gain (loss) on financial instruments, net	(3,766)	(45)
Interest and dividend income	10	10
Trust services and administration revenues	46	188
Total revenues	$12,165	$(12,623)
Three Months Ended June 30, 2026 and 2025
Investment income (loss), net increased $28.7 million for the three months ended June 30, 2026, compared to the same period of 2025, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts or fair value for such investments deemed probable to be sold at an amount that differs from NAV. Investment income was $15.9 million for the three months ended June 30, 2026, which was driven by $8.1 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor or the fair value for investments deemed probable to be sold at an amount that differs from NAV and $8.0 million of upward quoted market price adjustments, partially offset by $0.2 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar. Investment loss was $12.8 million for the three months ended June 30, 2025, which was driven by $14.6 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor or the fair value for investments deemed probable to be sold at an amount that differs from NAV and $0.8 million of downward quoted market price adjustments, partially offset by $3.0 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar.
Loss on financial instruments, net increased $3.7 million for the three months ended June 30, 2026, compared to the same period of 2025, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for three months ended June 30, 2026, was driven by a $3.8 million decrease in the fair value of the derivative asset at period end, which was recognized initially as part of the Limited Conversion that occurred in October 2025. Loss on financial instruments, net for the three months ended June 30, 2025 was primarily driven by a $0.1 million decrease in the fair value of public equity securities offset by nominal decreases in the fair value of our warrants liability.
Interest and Operating Expenses (in thousands)

	Three Months Ended June 30,
	2026	2025
Employee compensation and benefits	$2,827	$3,331
Interest expense (including amortization of deferred financing costs)	4,570	3,415
Professional services, net	3,486	7,957
Accrual of loss contingency related to arbitration award	—	62,831
Other expenses	1,659	2,491
Total expenses	$12,542	$80,025
Three Months Ended June 30, 2026 and 2025
Employee compensation and benefits decreased $0.5 million for the three months ended June 30, 2026, compared to the same period in 2025. The decrease was related to a decrease in equity-based compensation of approximately $0.3 million and a $0.2 million decrease in payroll and other benefit related costs due to a lower headcount in 2026 as compared to 2025.
Interest expense increased $1.2 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily driven by a $1.8 million increase in interest expense related to legal proceedings, offset by a $0.6 million decrease in interest expense recognized on the HH-BDH Credit Agreement as a result of the repayment of all outstanding principal under the HH-BDH Credit Agreement in January 2026.
Professional services, net expense decreased $4.5 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to decreases in legal fees and other professional fees related to the GWG bankruptcy settlement, which received final court approval in January 2026, and the finalization of invoice reimbursements by the directors and officers insurance carriers that were previously recorded as an expense in prior periods.
Accrual of loss contingency related to arbitration award relates to arbitration involving a former director challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The loss contingency is based on the Texas Fifth Court of Appeals reversing the judgment of the Texas District Court and confirming the Arbitration Award. The amount reflected during the three months ended June 30, 2025 includes post-judgment interest and fees, resulting in a loss of approximately $62.8 million.
Other expenses decreased $0.8 million for the three months ended June 30, 2026, compared to the same period in 2025. The table below provides additional detail regarding our other expenses.
Other Expenses (in thousands)

	Three Months Ended June 30,
	2026	2025
Other insurance and taxes	$652	$694
Software license and maintenance	206	396
Depreciation and amortization	125	242
Occupancy and equipment	54	51
Travel and entertainment	9	27
Other expenses	613	1,081
Total other expenses	$1,659	$2,491
BEN LIQUIDITY
Results of Operations — Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025 (Unaudited)

(in thousands)	Three Months Ended June 30,
	2026	2025
Revenues
Interest income	$8,215	$8,837

Expenses
Employee compensation and benefits	554	384
Interest expense (including amortization of deferred financing costs)	2,738	3,346
Professional services	564	614
Provision for (recovery of) credit losses	(3,381)	10,269
Other expenses	386	239
Total expenses	861	14,852
Operating income (loss)	$7,354	$(6,015)
Three Months Ended June 30, 2026 and 2025
Interest income decreased $0.6 million during the three months ended June 30, 2026 compared to the same period in 2025. The decrease was primarily driven by a higher percentage of loans being placed on nonaccrual status.
Interest expense decreased by $0.6 million during the three months ended June 30, 2026 compared to the same period in 2025, was driven by a decrease in interest expense recognized on the HH-BDH Credit Agreement as all outstanding principal due thereunder was repaid by January 2026.

Provision for (recovery of) credit losses was $(3.4) million for the three months ended June 30, 2026 as compared to $10.3 million as of the same period in 2025. The provision for the current period decreased over the prior period primarily due to growth in value of the collateral arising from upward NAV adjustments based on updated reporting from the investment manager or sponsor along with new transactions closing over the past several months of calendar 2026.
BEN CUSTODY
Results of Operations — Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025 (Unaudited)

(in thousands)	Three Months Ended June 30,
	2026	2025
Revenues
Trust services and administration revenues	$2,500	$4,183

Expenses
Employee compensation and benefits	661	647
Professional services	290	209
Other expenses	199	199
Total expenses	1,150	1,055
Operating income (loss)	$1,350	$3,128
Three Months Ended June 30, 2026 and 2025
Trust services and administration revenues decreased $1.7 million for the three months ended June 30, 2026, compared to the same period in 2025 driven by a decrease in the NAV of the alternative assets held by the Customer ExAlt Trusts, which is an input into the calculation of the recurring trust services revenues. The primary driver of the lower NAV of alternative assets held by the Customer ExAlt Trusts is the Asset Sales Initiative as described under “Recent Developments - Asset Sales Initiative”. The first completed transaction under the Asset Sales Initiative closed in June 2025.
CUSTOMER EXALT TRUSTS
Results of Operations — Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025 (Unaudited)

(in thousands)	Three Months Ended June 30,
	2026	2025
Revenues
Investment income (loss), net	$15,875	$(12,776)
Gain (loss) on financial instruments, net	(19)	(75)
Total revenues	15,856	(12,851)

Expenses
Interest expense	40,084	37,145
Professional services	287	406
Other expenses	2,453	3,574
Total expenses	42,824	41,125
Operating income (loss)	$(26,968)	$(53,976)
Three Months Ended June 30, 2026 and 2025
Investment income (loss), net increased $28.7 million for the three months ended June 30, 2026, compared to the same period of 2025, driven by changes in the NAV of investments in alternative assets held by certain of the Customer ExAlt Trusts or fair value for such investments deemed probable to be sold at an amount that differs from NAV. Investment income was $15.9 million for the three months ended June 30, 2026, which was driven by $8.1 million of upward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor or the fair value for investments deemed probable to be sold at an amount that differs from NAV and $8.0 million of upward quoted market price adjustments, partially offset by $0.2 million of downward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar. Investment loss was $12.8 million for the three months ended June 30, 2025, which was driven by $14.6 million of downward adjustments to our relative share of the respective fund’s NAV based on updated financial information received from the funds’ investment manager or sponsor or the fair value for investments deemed probable to be sold at an amount that differs from NAV and $0.8 million of downward quoted market price adjustments, partially offset by $3.0 million of upward adjustments related to foreign currency impacts on investments denominated in currencies other than the U.S. dollar.
Interest expense increased $2.9 million for the three months ended June 30, 2026, compared to the same period in 2025, which reflects an increase in contractual interest on the ExAlt Loans, driven by the origination of new liquidity transactions and the compounding of paid-in-kind interest, offset by paydowns of the ExAlt Loans from proceeds generated from the underlying collateral comprised of the alternative assets held by the Customer ExAlt Trusts.
Other expenses decreased $1.1 million for the three months ended June 30, 2026, compared to the same period in 2025 predominately due to reduced fee expense as a result of lower NAV in the current year in comparison to the prior year.
CORPORATE AND OTHER
Results of Operations — Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025 (Unaudited)

(in thousands)	Three Months Ended June 30,
	2026	2025
Revenues
Gain (loss) on financial instruments, net	$(3,747)	$30
Interest income	10	8
Total revenues	(3,737)	38

Expenses
Employee compensation and benefits	1,612	2,300
Interest expense (including amortization of deferred financing costs)	1,832	69
Professional services, net	2,345	6,728
Accrual of loss contingency related to arbitration award	—	62,831
Other expenses	1,074	1,659
Total expenses	6,863	73,587
Operating income (loss)	$(10,600)	$(73,549)
Three Months Ended June 30, 2026 and 2025
Gain (loss) on financial instruments, net decreased $3.8 million for the three months ended June 30, 2026, compared to the same period of 2025, driven by the changes in fair value of the financial instruments held during the period. Loss on financial instruments, net for the three months ended June 30, 2026, included a $3.8 million decrease in the fair value of the derivative asset at period end, which was recognized initially as part of the Limited Conversion that occurred in October 2025.
Employee compensation and benefits decreased $0.7 million for the three months ended June 30, 2026, compared to the same period in 2025. The decrease was driven by a $0.3 million decrease in equity-based compensation offset by a $0.4 million decrease in payroll and other benefit-related costs related to lower headcount in 2026 as compared to 2025.
Interest expense increased $1.8 million during the three months ended June 30, 2026, compared to the same period in 2025, driven by an increase in interest expense related to legal proceedings that did not exist in the prior year.
Professional services, net expense decreased $4.4 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to decreases in legal fees and other professional fees related to the GWG bankruptcy settlement, which received final court approval in January 2026, and the finalization of invoice reimbursements by the directors and officers insurance carriers that were previously recorded as an expense in prior periods.
Accrual of loss contingency related to arbitration award relates to arbitration involving a former director challenging the termination of certain equity awards under two incentive plans by the administrator of the incentive plans. The loss contingency is based on the Texas Fifth Court of Appeals reversing the judgment of the Texas District Court and confirming the Arbitration Award. The amount reflected during the three months ended June 30, 2025 includes post-judgment interest and fees, resulting in a loss of approximately $62.8 million.
Other expenses decreased $0.6 million during the three months ended June 30, 2026, compared to the same period in 2025, primarily driven by a decrease in various categories, including software licensing, filing fees, and depreciation.
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
The following tables set forth a reconciliation of adjusted revenue to revenue and adjusted operating income (loss) to operating income (loss), the most directly comparable U.S. GAAP measures, using data derived from our consolidated financial statements for the periods indicated:

(in thousands)	Three Months Ended June 30, 2026
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$8,215	$2,500	$15,856	$(3,737)	$(10,669)	$12,165
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	—	—	—	—
Mark to market adjustment on derivative asset	—	—	—	3,760	—	3,760
Adjusted revenues	$8,215	$2,500	$15,856	$23	$(10,669)	$15,925

Operating income (loss)	$7,354	$1,350	$(26,968)	$(10,600)	$28,487	$(377)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	—	—	—	—
Mark to market adjustment on derivative asset	—	—	—	3,760	—	3,760
Accrual of loss contingency related to arbitration award, including post-judgment interest	—	—	—	1,771	—	1,771
Share-based compensation expense	—	—	—	185	—	185
Legal and professional fees(1)	—	—	—	388	—	388
Adjusted operating income (loss)	$7,354	$1,350	$(26,968)	$(4,496)	$28,487	$5,727
(1) Includes legal and professional fees related to lawsuits.

(in thousands)	Three Months Ended June 30, 2025
	Ben Liquidity	Ben Custody	Customer ExAlt Trusts	Corporate/Other	Consolidating Eliminations	Consolidated
Total revenues	$8,837	$4,183	$(12,851)	$38	$(12,830)	$(12,623)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	1	—	—	1
Mark to market adjustment on derivative asset	—	—	—	—	—	$—
Adjusted revenues	$8,837	$4,183	$(12,850)	$38	$(12,830)	$(12,622)

Operating income (loss)	$(6,015)	$3,128	$(53,976)	$(73,549)	$37,764	$(92,648)
Mark to market adjustment on interests in the GWG Wind Down Trust	—	—	1	—	—	1
Mark to market adjustment on derivative asset	—	—	—	—	—	—
Accrual of loss contingency related to arbitration award, including post-judgment interest	—	—	—	62,831	—	62,831
Share-based compensation expense	—	—	—	461	—	461
Legal and professional fees(1)	—	—	—	3,917	—	3,917
Adjusted operating income (loss)	$(6,015)	$3,128	$(53,975)	$(6,340)	$37,764	$(25,438)
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
As of June 30, 2026, Ben Liquidity’s loan portfolio consisted of ExAlt Loans to the Customer ExAlt Trusts with an aggregate principal amount outstanding of $597.0 million, including accrued interest that has been capitalized on the ExAlt Loans. Ben Liquidity’s ExAlt Loans are structured as loans with a maturity date of 12 years that bear contractual interest at a variable rate or fixed rate that compounds monthly. The ExAlt Loans made prior to December 31, 2020 have a variable interest rate established off of a base rate of 14%, and ExAlt Loans made on or after December 31, 2020 have a variable interest rate established off a base rate of 10% or a fixed rate of 5%-10%. Ben Liquidity may make ExAlt Loans in the future with a variable interest rate established off of different base rates. Since the Customer ExAlt Trusts are consolidated, the ExAlt Loans and related interest and fee income earned by Ben Liquidity and Ben Custody from the Customer ExAlt Trusts are eliminated in the presentation of our consolidated financial statements; however, such amounts directly impact the income (loss) allocable to Ben’s or BCH’s equity holders.
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
The Customer ExAlt Trusts held interests in alternative assets with a NAV of $179.5 million and $162.8 million as of June 30, 2026 and March 31, 2026, respectively. As of June 30, 2026, the Customer ExAlt Trusts’ portfolio had exposure to 135 professionally managed alternative investment funds, comprised of 375 underlying investments, 88 percent of which are investments in private companies. Additionally, the Customer ExAlt Trusts directly hold investments in debt and equity securities. The aggregate value of these investments was $33.0 million and $32.7 million as of June 30, 2026 and March 31, 2026, respectively. As part of the Asset Sales Initiative described under “Recent Developments - Asset Sales Initiative”, subsequent to June 30, 2026, entities held by a Customer ExAlt Trust and managed by an indirect subsidiary of the Company completed or agreed to the completion of the sale of beneficial interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trust. Aggregate gross proceeds of $0.8 million have been received or are expected to be received for the sale of the beneficial interests once all transactions are closed. Furthermore, following the completion of these sales of beneficial interests with respect to certain limited partner interests held for the benefit of such Customer ExAlt Trusts after June 30, 2026, on a pro forma basis considering the sales of beneficial interests, the aggregate value of all of the investments held by the Customer ExAlt Trusts is $219.1 million, inclusive of the approximately $7.4 million of new originations that have occurred subsequent to our fiscal first quarter 2027 through the date of this Quarterly Report on Form

10-Q.
The following sections provide more detailed information for Ben Liquidity’s loan portfolio and related allowance for credit losses and the Customer ExAlt Trusts’ investments in alternative assets and other equity and debt securities.
Ben Liquidity
Loans Receivable
The following table provides the carrying value of the loan portfolio by collateral type and classification (in thousands):

	June 30, 2026	March 31, 2026
Loans collateralized by interests in alternative assets	$432,891	$444,891
Loans collateralized by debt and equity securities	164,092	139,160
Total loans receivable	596,983	584,051
Allowance for credit losses	(410,987)	(414,367)
Total loans receivable, net	$185,996	$169,684
The following table provides certain information concerning our loan portfolio by collateral type and maturity as of June 30, 2026 (in thousands):

	Original Principal	Interest Accrued	Aggregate Payments	Outstanding Balance(1)	Allowance	Carrying Value
Loans collateralized by interests in alternative assets
Within 5 Years	$402,256	$285,370	$(323,945)	$188,337	$99,647	$88,690
After 5 Years Within 10 Years	239,732	112,568	(133,145)	219,092	167,442	51,650
After 10 Years	23,574	1,888	—	25,462	1,009	24,453
Loans collateralized by debt and equity securities
Within 5 Years	176,529	123,291	(47,855)	134,479	132,358	2,121
After 5 Years Within 10 Years	18,126	11,975	(488)	29,613	10,531	19,082
After 10 Years	—	—	—	—	—	—
Total	$860,217	$535,092	$(505,433)	$596,983	$410,987	$185,996
(1) This balance includes $292.9 million in unamortized discounts as of June 30, 2026.
Loan to Value Ratio
The loan to value ratio is calculated as the carrying value of loans receivable after any allowance for credit losses over the Collateral Value of the loan portfolio. The value of the Collateral (the “Collateral Value”) is defined as the mutual beneficial interest of the respective Customer ExAlt Trust, which we refer to as the “Collective Trust” that is owned by the Customer ExAlt Trust, which we refer to as the “Funding Trust,” that borrows from Ben Liquidity’s subsidiary, BFF. The Collateral Value is derived from the expected cash flows from the various alternative assets held by other trusts included within the Customer ExAlt Trust structure. The Collateral is valued using industry standard valuation models, which includes assumptions related to (i) equity market risk premiums, (ii) alternative asset beta to public equities, (iii) NAVs, (iv) volatilities, (v) distribution rates, and (vi) market discount rates. The fair value of the mutual beneficial interests collateralizing the loan portfolio as of June 30, 2026 and March 31, 2026, was $207.9 million and $187.2 million, respectively.
The loan to value ratio for the entire loan portfolio was 0.89 and 0.91 as of June 30, 2026 and March 31, 2026, respectively.
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
The following table provides the allowance for credit losses recognized by Ben Liquidity and Ben Custody by collateral type and by classification (in thousands):

	June 30, 2026	March 31, 2026
Loans collateralized by interests in alternative assets	$268,098	$299,411
Loans collateralized by interest in debt and equity securities	142,889	114,956
Total allowance for credit losses	$410,987	$414,367
The following table provides a rollforward of the allowance for credit losses recognized by Ben Liquidity and Ben Custody by collateral type (in thousands):

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
(unaudited)	Alternative Assets	Debt & Equity Securities	Alternative Assets	Debt & Equity Securities
Beginning balance	$299,411	$114,956	$190,072	$152,388
Provision for (reversal of) credit losses	(31,313)	27,933	9,181	1,089
Ending balance	$268,098	$142,889	$199,253	$153,477

Credit Quality
The following table presents certain credit quality metrics (dollar amounts in thousands):

	June 30, 2026	March 31, 2026
Loans collateralized by alternative assets
Period-end loans	$432,891	$444,891
Nonperforming loans	$179,996	$190,559
Allowance for credit losses	$268,098	$299,411
Allowance/loans	61.93%	67.30%
Nonperforming loans/loans	41.58%	42.83%
Allowance to nonperforming loans	1.49x	1.57x

Loans collateralized by debt and equity securities
Period-end loans	$164,092	$139,160
Nonperforming loans(1)	$133,445	$122,812
Allowance for credit losses	$142,889	$114,956
Allowance/loans	87.08%	82.61%
Nonperforming loans/loans	81.32%	88.25%
Allowance to nonperforming loans(1)	1.07x	0.94x

Consolidated
Period-end loans	$596,983	$584,051
Nonperforming loans(1)	$313,441	$313,371
Allowance for credit losses	$410,987	$414,367
Allowance/loans	68.84%	70.95%
Nonperforming loans/loans	52.50%	53.65%
Allowance to nonperforming loans(1)	1.31x	1.32x
(1) The nonperforming loans collateralized by interests in GWG or the GWG Wind Down Trust was $145.9 million as of June 30, 2026 and March 31, 2026.
Customer ExAlt Trusts — Alternative Asset Portfolio
The portfolio of alternative assets held by the Customer ExAlt Trusts covers the following industry sectors and geographic regions for the periods shown below (dollar amounts in thousands):

	June 30, 2026		March 31, 2026
Industry Sector	Value	Percent of Total	Value	Percent of Total
Food and Staples Retailing	$72,643	40.5%	$65,539	40.3%
Semiconductors and Semiconductor Equipment	21,725	12.1	13,348	8.2
Utilities	16,774	9.3	16,959	10.4
Software and Services	13,447	7.5	11,412	7.0
Diversified Financials	8,148	4.5	9,087	5.6
Other(1)	46,731	26.1	46,479	28.5
Total	$179,468	100.0%	$162,824	100.0%

(1)	Industries in this category each comprise less than 5 percent. Diversified financials is shown separately as it comprised greater than 5 percent in the prior period.

	June 30, 2026		March 31, 2026
Geography	Value	Percent of Total	Value	Percent of Total
South America	$73,101	40.7%	$66,032	40.6%
North America	62,908	35.1	61,626	37.8
Asia	36,580	20.4	28,512	17.5
Europe	6,802	3.8	6,581	4.0
Africa	77	—	73	0.1
Total	$179,468	100.0%	$162,824	100.0%
Assets in the portfolio consist primarily of interests in alternative investment vehicles (also referred to as “funds”) that are managed by a group of U.S. and non-U.S. based alternative asset management firms that invest in a variety of financial markets and utilize a variety of investment strategies. The vintages of the funds in the portfolio as of June 30, 2026 ranged from 1993 to 2025.
As Ben Liquidity originates additional ExAlt Loans, it monitors the diversity of the portfolio of alternative assets held by the Customer ExAlt Trusts through the use of concentration guidelines. These guidelines were established, and are periodically updated, through a data driven approach based on asset type, fund manager, vintage of fund, industry segment and geography to manage portfolio risk. Ben Liquidity refers to these guidelines when making decisions about new financing opportunities; however, these guidelines do not restrict Ben Liquidity from entering into financing opportunities that would result in Ben Liquidity having exposure outside of its concentration guidelines. In addition, changes to the portfolio of alternative assets held by the Customer ExAlt Trusts may lag changes to the concentration guidelines. As such, the portfolio of alternative assets held by the Customer ExAlt Trusts may, at any given time, have exposures that are outside of Ben Liquidity’s concentration guidelines to reflect, among other things, attractive financing opportunities, limited availability of assets, or other business reasons. Given our operating history of relatively few transactions at significant NAV, the portfolio as of June 30, 2026 had exposure to certain alternative investment vehicles and investments in private companies that were outside of those guidelines.
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
Industry sector is based on Global Industry Classification Standard (GICS®) Level 2 classification (also known as “Industry Group”) of companies held in the portfolio by funds or directly, subject to certain adjustments by us. “Other” classification is not a GICS® classification. “Other” classification reflects companies in the GICS® classification categories of Automobiles & Components, Capital Goods, Commercial & Professional Services, Consumer Durables & Apparel, Consumer Services, Energy, Food, Beverage & Tobacco, Health Care Equipment & Services, Materials, Media & Entertainment, Pharmaceuticals, Biotechnology & Life Sciences, Real Estate, Retailing, Technology Hardware & Equipment, Telecommunication Services, and Transportation. “N/A” includes investments assets that we have determined do not have an applicable GICS® Level 2 classification, such as Net Other Assets and investments that are not operating companies.
Geography reflects classifications determined by us based on each underlying investment.
Changes in industry sector and geography as of June 30, 2026 as compared to March 31, 2026 are principally related to the new transaction completed during the quarter, the disposition of certain investments held by the Customer ExAlt Trusts as part of the Asset Sales Initiative described under “Recent Developments - Asset Sales Initiative”, and updated NAV reported to by investment manager or sponsor.

Cash Flow
The following table presents a summary of cash flows from operating, investing and financing activities for periods presented below (in thousands):

	Three Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(4,105)	$(10,836)
Net cash provided by investing activities	6,911	26,455
Net cash provided by (used in) financing activities	233	(9,353)
Net increase (decrease) in cash and cash equivalents	$3,039	$6,266
Three Months Ended June 30, 2026 and 2025
Net cash used in operating activities was $4.1 million for the three months ended June 30, 2026, largely driven by working capital requirements, including employee compensation and benefits and professional services, net, offset partially by $1.2 million of proceeds originating from certain asset sales activity during the period classified as return on investment in alternative assets. Net cash provided by investing activities was $6.9 million for the three months ended June 30, 2026, primarily driven by $5.0 million from proceeds from the disposition of certain investments in alternative assets classified as return of investment and $1.9 million of other distributions classified as return of investments in alternative assets. Net cash used in financing activities was $0.2 million for the three months ended June 30, 2026 resulting from proceeds received from issuance of Class A common shares under the standby equity purchase agreement of approximately $0.2 million.
Net cash used in operating activities was $10.8 million for the three months ended June 30, 2025, largely driven by working capital requirements, including employee compensation and benefits and professional services, net. Net cash provided by investing activities was $26.5 million for the three months ended June 30, 2025, primarily driven by $3.7 million of distributions as return of investments in alternative assets and $24.1 million from the disposition of certain investments in alternative assets partially offset by $1.2 million in purchases of investments in alternative assets. Net cash used in financing activities was $9.4 million for the three months ended June 30, 2025 resulting from $10.5 million in principal payments on debt obligations, partially offset by proceeds received from issuance of Class A common shares under the standby equity purchase agreement of approximately $0.3 million, and a total of $0.9 million in proceeds from debt issuances.
Liquidity and Capital Resources
As of June 30, 2026 and March 31, 2026, we had $5.6 million and $2.5 million, respectively, in combined available unrestricted cash and cash equivalents. We have purported events of default on certain of our related party debt obligations that could make these debts potentially callable by the lender (as further described below). Our obligations including principal and accrued interest under these related party debt instruments as of June 30, 2026 was approximately $127 million, when considering the cross default provisions under the terms of each respective debt agreement. Additionally, on October 10, 2025, the Texas Fifth Court of Appeals reversed the judgment of the Texas District Court and confirmed the previous $55.3 million Arbitration Award. With post-judgment interest, the amount of the Arbitration Award is approximately $69.7 million as of June 30, 2026.
Our business is capital intensive, and we have historically generated net losses and, in aggregate, these net losses have resulted in an accumulated deficit of $2.1 billion as of June 30, 2026.
We currently finance our business through a combination of cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio, including proceeds received from the sale of certain alternative assets, receipt of fees for performing trust services, dividends and interest on investments, debt offerings, and equity offerings, including under the A&R SEPA, and sales of loans extended to the Customer ExAlt Trusts. We have traditionally used proceeds from these sources for cash obligations arising from our initial capitalization and formative transactions, funding liquidity transactions and potential unfunded capital commitments, working capital, debt service payments, and costs associated with potential future products. Starting in June 2025, we have completed various transactions involving the sale or equity redemptions of certain beneficial interests in alternative assets, which has resulted in the receipt of gross proceeds of approximately $57.6 million through June 30, 2026, and we may consider the monetization of additional alternative assets as a source of funding, including an additional $0.8 million in gross proceeds for three additional funds either sold subsequent to June 30, 2026 or under contractual agreement to sell, which will be realized upon successful completion of legal ownership transfer by the general partner of each of the funds. BFF is also required to maintain sufficient regulatory capital due to its Kansas charter, though such amount is not significant.

The ability of Ben, BCH, and our operating subsidiaries to access the cash distributions from the Customer ExAlt Trusts’ alternative asset portfolio is limited by the terms of the ExAlt Loans from Ben Liquidity to the Customer ExAlt Trusts. Historically, Ben Liquidity has elected to capitalize interest that accrues on the ExAlt Loans and only receives payments on the ExAlt Loans, at the discretion of the applicable trustee, following the Customer ExAlt Trusts’ receipt of cash distributions on their alternative asset portfolio. The trustee of the Customer ExAlt Trusts intends to make principal payments on the ExAlt Loans out of the proceeds of the distributions or sale proceeds received from the alternative assets. To the extent the Customer ExAlt Trusts do not receive distributions, such as if the managers of the professionally managed funds comprising the alternative assets determine to delay distributions or transactions that would result in the distributions to its limited partners, the Customer ExAlt Trusts’ ability to repay the ExAlt Loans, and therefore, Ben Liquidity’s ability to receive principal and interest payments in cash may be adversely impacted. Additionally, efforts to pursue additional sales of the beneficial interests in the alternative assets may not come to fruition. During the three months ended June 30, 2026, largely as a result of macro-economic conditions, the Customer ExAlt Trusts continued to receive fewer distributions from their alternative assets, excluding the proceeds received from the sales described herein, than was originally anticipated, which adversely impacted the Customer ExAlt Trusts’ ability to repay the ExAlt Loans and our liquidity. Such conditions are expected to continue throughout the remainder of the current calendar year. As described above and as previously disclosed, in an effort to address cash flow restraints the Company has been experiencing primarily relating to delays in distributions and other realization events on the interests in alternative assets held the Customer ExAlt Trusts, the Company has commenced an initiative (the “Asset Sales Initiative”) to sell or otherwise monetize a portion of the assets reported on the Company’s consolidated balance sheet, including assets and additional investments held by the Customer ExAlt Trusts if, as and when prudent. Through June 30, 2026, this has resulted in sales or equity redemptions of approximately $6.2 million of limited partner interests by entities held by the Customer ExAlt Trusts during the current fiscal year. An additional sale of a limited partner interest by entities held by the Customer ExAlt Trusts was completed in August 2026 resulting in proceeds of approximately $0.4 million. While the Company intends to consider additional sales, including the two additional funds under contract to be sold as described above, there can be no assurances that such additional sales will be available on favorable terms or at all.
We expect that the Company will require additional capital to satisfy our obligations and fund our operations for the next twelve months, which will likely be achieved through the issuance of additional debt or equity, including through the A&R SEPA, and the monetization of certain of the investments held by the Customer ExAlt Trusts. We continue to evaluate our available options with respect to the Arbitration Award, which may include working with the Claimant on settlement terms that could reduce the potential near term cash obligations associated with the arbitration. There can be no assurance that we will be able to reach a settlement on terms that are favorable to us or at all. We continue to explore raising additional capital through a combination of debt financing and/or equity financing to supplement the Company’s capitalization and liquidity. If and as we raise additional funds by incurring loans or by issuing debt securities or preferred stock, these forms of financing have rights, preferences, and privileges senior to those of holders of our common stock. The availability and the terms under which we are able to raise additional capital could be disadvantageous, and the terms of debt financing and/or equity financing could place significant restrictions on our operations. Macroeconomic conditions and credit markets are also impacting the availability and cost of potential future debt financing. As we raise capital through the issuance of additional equity, such sales and issuance have and will continue to dilute the ownership interests of the existing holders of common stock. There can be no assurances that any additional debt and/or equity financing would be available to us on favorable terms or at all. We expect to continue to incur net losses, comprehensive losses and negative cash flows from operating activities until we meet a certain scale of operations.
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
Our contractual obligations over the next 12 months include outstanding borrowings of approximately $96.7 million with substantially all of this amount related to the HCLP Loan further discussed below. As previously disclosed, on April 14, 2025, the HCLP Loan purportedly matured, and on July 30, 2025, we received written notice from HCLP that events of default had occurred with respect to our borrowings under the HCLP Loan Agreement (approximately $94.3 million (including an unamortized premium thereon) of debt outstanding and unpaid interest of $32.2 million as of June 30, 2026). The debt and accrued interest matured and became due and payable upon such maturity. Due to Mr. Heppner’s conviction and the facts established in the related proceedings, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP.

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
As further discussed in other sections of this Quarterly Report on Form 10-Q, we previously entered into the 2023 SEPA. On June 26, 2026, we entered into the A&R SEPA to (i) reduce the commitment size of the 2023 SEPA to $100 million and extend its maturity on the terms and conditions set forth therein and (ii) provide Yorkville will advance to the Company promissory notes in the principal amount of $4.0 million. During the term of the 2023 SEPA, the Company had offered and sold approximately 773 thousand shares of Class A common stock to the Yorkville pursuant to the 2023 SEPA for net proceeds of approximately $9.9 million. For the three months ended June 30, 2026 and 2025, proceeds of approximately $0.2 million and $0.3 million were received by the Company from 2023 SEPA sales. No sales activity has occurred under the A&R SEPA, however, subsequent to June 30, 2026, the Company completed, as contemplated by the A&R SEPA, the issuance of two promissory notes to Yorkville totaling $4.0 million for proceeds of approximately $3.8 million, which will be used for working capital purposes. The promissory notes mature on June 30, 2027 and are convertible into Class A common stock at the option of the holder. The issuance of additional shares of Class A common stock under the A&R SEPA in the future will dilute the percentage ownership interest of all stockholders, could dilute the book value per share of the Class A common stock and will increase the number of the Company’s outstanding shares, which could cause the market price of our Class A common stock to decrease. Additionally, the decision regarding future sale of shares, including those under the A&R SEPA, is subject to market conditions, such as trading volume, price of our Class A common stock and other factors beyond our control.
As further discussed in other sections of this Quarterly Report on Form 10-Q, on October 19, 2023, we entered into a three-year $25.0 million term loan with HH-BDH, which was fully drawn upon closing and, the proceeds of which were used to repay certain outstanding obligations, fund development of our products, and provide additional working capital. On August 16, 2024, an amendment to the term loan with HH-BDH was executed to add a subsequent term loan of $1.7 million, which was fully drawn upon the closing, and, the proceeds of which used to provide additional working capital. During the three months ended June 30, 2025, we agreed to an advance under the Term Loan, as part of ongoing amendment discussions with HH-BDH, to add a subsequent term loan of $850 thousand, which was fully drawn, and, the proceeds of which were used to provide additional working capital. During fiscal year 2026, all outstanding principal owed under the HH-BDH Credit Agreement was repaid. On March 10, 2026, the Company entered into that certain Letter Agreement (the “2026 Letter Agreement”) with HH-BDH, pursuant to which the HH-BDH Credit Agreement was amended to provide for the payment of the remaining $1.7 million in interest and fees outstanding under the HH-BDH Credit Agreement. For the payment of the outstanding interest and fees, (i) we issued HH-BDH 149,904 shares of the Company’s Class A common stock having an aggregate value of $572,588 based on the five-day volume-weighted average price per share of the Class A common stock on March 10, 2026, and (ii) we agreed to pay HH-BDH an amount in cash equal to $1,000,000 not later than five business days following September 30, 2026. Additionally, for the payment of outstanding expenses, we paid HH-BDH an amount in cash equal to $94,365 in April 2026.
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
We may not be able to refinance our indebtedness or obtain additional financing on terms favorable to the Company, or at all. To the extent that Ben or its subsidiaries raise additional capital through the future sale of equity or debt, the ownership interest of our existing equity holders may be diluted. The terms of these future equity or debt securities may include liquidation or other preferences that adversely affect the rights of our existing equity unitholders or involve negative covenants that restrict Ben’s ability to take specific actions, such as incurring additional debt or making additional investments in growing the operations of the Company. If Ben defaults on these borrowings, then the Company will be required to either (i) sell participation or other interests in our loans or other of our assets or (ii) to raise additional capital through the sale of equity and the ownership interest of our equity holders may be diluted. Further, given the number of shares of Class A common stock eligible for resale as a result of various registration statements we have filed with the SEC, our stock price may be further depressed as a result of significant sales of our securities, which could adversely affect our ability to raise equity capital on favorable terms or at all. In addition, because the $7,360.00 exercise price per share of the outstanding Warrants substantially exceeds the current trading price per share of our Class A common stock ($3.68 per share as of June 30, 2026), there is no assurance that the Warrants will be in the money prior to their expiration and it is unlikely that the Warrant holders will be able to exercise such Warrants in the near future, if at all. Accordingly, we are unlikely to receive any proceeds from the exercise of the Warrants in the near future, if at all, and the Warrants may not provide any additional capital. Similarly, the Yorkville Warrants have an exercise price ($21.04 per share) that significantly exceeds the current trading price per share of our Class A common stock. In considering our capital requirements and sources of liquidity, we have not assumed or relied on the receipt of proceeds from the exercise of Warrants or Yorkville Warrants. As a result of the foregoing, we may require additional capital resources to execute strategic initiatives to grow our business. Further, as the settlement provision related to the derivative asset recorded in our June 30, 2026 statement of financial position involves the forfeiture of existing outstanding Class A common stock and not cash proceeds, the value of the derivative asset does not impact our considerations related to our capital requirements and sources of liquidity.
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
On July 10, 2026, the Company funded the closing of a primary capital transaction pursuant to definitive agreements entered into on July 8, 2026 with respect to a limited partner interest in an investment fund with a NAV of $7.44 million. Pursuant to the transaction, the Customer ExAlt Trusts acquired a limited partner interest, and in exchange for such interest, the customer received 744,455 shares of the Company’s Series B-11 preferred stock, with such Series B-11 preferred stock being convertible into shares of the Company’s Class A common stock. The Series B-11 preferred stock is convertible at the election of the holder into Class A common stock initially at a conversion price of $3.6514 per share and is subject to reset from time to time, subject to a floor price of $1.8257 per share. A maximum of 4,077,642 shares of Class A common stock may be issued upon conversion of the Series B-11 preferred stock.
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
The Company has previously disclosed and continues to disclose HCLP as a related party in its public filings based on its relationship with Brad Heppner, the Company’s former CEO and Chairman of the Board. As previously disclosed, on June 19, 2025, Mr. Heppner resigned following a request from the Company’s counsel, acting at the direction of the Audit Committee of the Board, for Mr. Heppner to sit for a formal interview regarding, among other things, his knowledge of certain documents and information concerning Mr. Heppner’s relationship to HCLP provided to the Company’s auditors in 2019. The interview request was made after the Company identified credible evidence that Mr. Heppner participated in fabricating and delivering fake documents to the Company regarding his and others’ relationships to HCLP, knowing that these documents would be provided to the Company’s auditors. The Company continues to consider additional information it has learned about other conduct by Mr. Heppner and other persons that purportedly controlled HCLP to determine the extent to which any of that conduct surrounding HCLP was fraudulent. On August 5, 2025, HCLP filed a summons with notice in the Supreme Court of the State of New York seeking a judgment against the Company for amounts owed under the HCLP Loan Agreement in addition to attorney’s fees and litigation costs. The summons with notice did not include a complaint and has not been served on the Company. No action is required by the Company until it has been served. In light of these circumstances, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loans and is considering all options that it may pursue related to this conduct, including counter claims and litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP. The Company intends to vigorously pursue its claims regarding the validity of such purported indebtedness.
On October 10, 2025, HCLP brought an action in the Court of Chancery against Delaware Trust Company (“DTC”) individually and as trustee for twenty-five Custody Trusts (the “Custody Trusts”). The Custody Trusts hold collateral against which certain of the Company’s ExAlt Loans are made. HCLP purports to be lender to BCH and its affiliates and asserts, at the time of the action, that the Company owes HCLP approximately $122 million on two loans, which it claims are in default. HCLP further alleges that the Custody Trusts guaranteed the loans that are secured by certain pledge agreements. The action seeks to enforce the guarantees and the pledge agreements and prevent any future distributions to the Company. HCLP also filed a motion for a temporary restraining order that seeks to enjoin DTC, in the interim, from selling, transferring, or encumbering the assets held by the Custody Trusts. The parties entered into an agreed form of order which was approved by the Court. Under the order, DTC agreed to not transfer, sell, encumber or otherwise dispose of the collateral held by the Custody Trusts, which includes any distributions received from the collateral during the pendency of the order, and the parties to the action agreed to request a trial date in mid-2026. On November 21, 2025, the parties stipulated to a form of order that was approved by the Court, which stayed all proceedings until the conclusion of Mr. Heppner’s criminal trial in April 2026. The Company is not named in either the action or the motion. Due to Mr. Heppner’s conviction and the facts established in the related proceedings, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP and their agents.
As part of the Seventh Amendments, Ben agreed to pay fees totaling approximately $0.1 million. During the three months ended June 30, 2026 and 2025, no deferred financing costs were paid to HCLP. No payments of principal or interest have been made on the First Lien or Second Lien Credit Agreements since the interest payment made in March 2023. Accrued interest on the First Lien or Second Lien Credit Agreements of $32.2 million as of June 30, 2026 and $29.5 million as of March 31, 2026 is included in other liabilities in the consolidated statement of financial condition.
In connection with the Second A&R Agreements, Beneficient Holdings, Inc. (“BHI”), which is owned by The Highland Business Holdings Trust, of which Mr. Heppner, our former CEO, is the trustee, and Mr. Heppner and his family are the beneficiaries, owns a majority of the BCH Class S Ordinary Units, Class S Preferred Units of BCH (“BCH Class S Preferred Units”), BCH Preferred A-0, Preferred Series A Subclass 1 Unit Accounts of BCH (“BCH Preferred A-1”), and BCH FLP-1

Unit Accounts, and Subclass 3 FLP Unit Accounts of BCH, will grant certain tax-related concessions to HCLP as may be mutually agreed upon between the parties. In exchange for the tax-related concessions, 5% of BCH Preferred A-1 held by BHI, which will be held by HCLP, may convert to BCH Preferred A-0. In addition, recipients of a grant of BCH Preferred A-1 from BHI will have the right to put an amount of BCH Preferred A-1 to Ben equal to any associated tax liability stemming from any such grant; provided that the aggregated associated tax liability shall not relate to more than $30.0 million of grants of BCH Preferred A-1 from BHI. No such liability existed as of June 30, 2026 or March 31, 2026.
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
Recent Debt Financing
As discussed above, on October 19, 2023, Beneficient Financing, L.L.C. (the “Borrower”), a wholly owned subsidiary of the Company, and BCH, as guarantor (the “Guarantor” and together with the Borrower, the “Loan Parties”) entered into the HH-BDH Credit Agreement. HH-BDH’s sole member is Hicks Holdings. The managing member of Hicks Holdings was Mr. Thomas O. Hicks, a former member of the Board until his passing in December 2025. Hicks Holdings’ managing member is now Mack Hicks, who joined our Board in March 2026. HH-BDH will receive customary fees and expenses in its capacity as a lender and as the administrative agent under the HH-BDH Credit Agreement, as further described below. Hicks Holdings and Mr. M. Hicks may be deemed to have a direct or indirect material financial interest with respect to the transactions contemplated by the HH-BDH Credit Agreement, as described below. HH-BDH funded the amounts under the HH-BDH Credit Agreement from the Financing.
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
During the three months ended June 30, 2025, we agreed to an advance under the term loan, as part of ongoing amendment discussions with HH-BDH, to add a subsequent term loan of $850 thousand, which has been fully drawn, and, the proceeds of which used to provide additional working capital. The amendment was not finalized prior to all outstanding principal amounts being repaid under the HH-BDH LLC Credit Agreement in January 2026. As discussed above, on March 10, 2026, we entered into the 2026 Letter Agreement to provide for payment terms for the remaining outstanding interest and fees, with such payment terms concluding no later than five business days following September 30, 2026. The Company has at times in late fiscal year 2025 and in subsequent periods been in default on certain of the required payment obligations, financial covenants, and information reporting requirements of the HH-BDH Credit Agreement. The events of default under the HCLP Loan Agreement triggered a cross default provision in the HH-BDH Credit Agreement. The Company timely notified HH-BDH of the cross default. HH-BDH has not notified the Company that it intends to declare an event of default as its relates to cross default provision of the HH-BDH Credit Agreement or with respect to other defaults related to required payment obligations, financial covenants, and information reporting requirements.
Inflation
Changes in inflation do not necessarily correlate with changes in interest rates. We presently do not foresee any material impact of inflation on our results of operations in the periods presented in our consolidated financial statements.
Unfunded Capital Commitments
The Customer ExAlt Trusts had $29.1 million and $30.4 million of potential gross capital commitments as of June 30, 2026, and March 31, 2026, respectively, representing potential limited partner capital funding commitments on the interests in alternative asset funds. The trust holding the interest in the limited partnership for the alternative asset fund is required to fund these limited partner capital commitments per the terms of the limited partnership agreement. Capital funding commitment reserves are maintained by certain of the associated trusts within the ExAlt PlanTM or affiliated entities. To the extent that the associated Customer ExAlt Trust or their affiliated entities cannot pay the capital funding commitment, Ben is obligated to lend sufficient funds to meet the commitment. Any amounts advanced by Ben to the Customer ExAlt Trusts for these limited partner capital funding commitments above the associated capital funding commitment reserves, if any, held by the associated Customer ExAlt Trusts or their affiliated entities are added to the ExAlt Loan balance between Ben and the Customer ExAlt Trusts and are expected to be recouped through the cash distributions from the alternative asset fund that collateralizes such ExAlt Loan.
Capital commitments generally originate from limited partner agreements having fixed or expiring expiration dates. The total limited partner capital funding commitment amounts may not necessarily represent future cash requirements. The majority, or 99%, of our portfolio with an unfunded commitment has a vintage of 2012 and prior. As the vintages continue to age, a cash requirement becomes less likely. We consider the creditworthiness of the investment on a case-by-case basis. As of June 30, 2026 and March 31, 2026, there were no reserves for losses on unused commitments to fund potential limited partner capital funding commitments. In connection with the Asset Sales Initiatives, $0.1 million of unfunded capital commitments as of June 30, 2026 were or will be assigned to, and assumed by, the purchasers in the executed transactions that have yet to close once those transactions are completed.
Dependence on Related Party Transactions
In the ordinary course of business, we depend on certain transactions with related parties. For example, as discussed above, Ben, through its subsidiaries, is a party to the Second A&R Agreements with HCLP. HCLP is an indirect subsidiary of Highland Consolidated, L.P. Ben’s former CEO is a beneficiary and trust investment advisor of the trusts that control, and are the partners of, Highland Consolidated, L.P. As of June 30, 2026, we had approximately $94.3 million (including an unamortized premium thereon) of debt outstanding derived from BCH’s secured loans with HCLP. In addition, unpaid interest of $32.2 million was accrued and owed as of June 30, 2026. As described elsewhere, on July 30, 2025, we were notified of events of default under the HCLP Loan Agreement, however, in connection with Mr. Heppner’s conviction and the facts established in the related proceedings, the Company is evaluating the validity of its obligations under the HCLP Loan Agreement and the liens securing the HCLP Loan and is considering all options that it may pursue related to this conduct, including litigation against Mr. Heppner, HCLP and any direct or indirect control parties of HCLP.
Additionally, effective October 19, 2023, Ben, through its subsidiaries, is a party to the $25.0 million HH-BDH Credit Agreement with HH-BDH. HH-BDH’s sole member is Hicks Holdings whose managing member was a member of our Board until the passing of Thomas O. Hicks in December 2025. Subsequently, Mr. Hicks’ son, Mack Hicks, was appointed to our Board in March 2026. Mack Hicks is now the managing member of Hicks Holdings. On August 16, 2024, Amendment to the HH-BDH Credit Agreement was executed to add a subsequent term loan of $1.7 million. During the three months ended June 30, 2025, we borrowed an additional $850 thousand under the HH-BDH Credit Agreement and primarily with proceeds from the Asset Sales Initiative made principal payments that paid off all outstanding principal under the HH-BDH Credit Agreement in January 2026. As of the date of repayment of the outstanding principal amounts, approximately $1.7 million in interest and fees that had been deferred were still owed to HH-BDH. As discussed above, on March 10, 2026, we entered into the 2026 Letter Agreement to provide for payment terms for the remaining outstanding interest and fees, with such payment terms concluding no later than five business days following September 30, 2026.
Furthermore, Ben and BCH are parties to a Services Agreement with Bradley Capital Company, L.L.C. (“Bradley Capital”) and Beneficient Management Counselors, L.L.C. effective June 1, 2017. Effective as of January 1, 2022, the parties entered into the First Amended and Restated Services Agreement and effective June 7, 2023, the parties entered into the Second Amended and Restated Services Agreement (the “Services Agreement”). Bradley Capital is an entity associated with Ben’s former CEO. During the three months ended June 30, 2026 and 2025, Ben recognized expenses totaling $0.7 million and $0.6 million, respectively, related to this Services Agreement. As of June 30, 2026 and March 31, 2026, $7.5 million and $6.8 million, respectively, was owed to Bradley Capital related to the Services Agreement.
Critical Accounting Estimates
We have identified certain accounting estimates that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date. The critical accounting estimates that we believe to be the most critical in preparing our consolidated financial statements relate to the fair value determination of investments in alternative assets held by the Customer ExAlt Trusts, the determination of the allowance for credit losses, principally relevant as an input to the allocation of income (loss) to Ben’s and BCH’s equity holders, the allocation of income (loss) to Ben’s and BCH’s equity holders, evaluation of potential loss contingencies principally related to ongoing legal matters and evaluation of potential impairment of goodwill and other intangibles. Since March 31, 2026, there have been no changes in critical accounting estimates as further described under “Critical Accounting Estimates” in our Annual Report.

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
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2026, that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
Except as set forth below, there have been no material changes in the legal proceedings previously disclosed in response to Part I, Item 3. “Legal Proceedings” set forth in our Annual Report on Form 10-K for the year ended March 31, 2026 filed with the SEC on June 30, 2026.
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
On July 29, 2024, the Texas State District Court, Dallas County 134th Judicial District (the “Texas District Court”) entered an order vacating the Arbitration Award in its entirety. The Texas District Court directed the parties to file motions requesting any further relief that may be available within twenty days of the order. On August 2, 2024, the Claimant filed an appeal to challenge the order vacating the Arbitration Award in the Texas Fifth Court of Appeals. The Claimant filed his opening brief on October 28, 2024, and the Company filed its response brief on January 21, 2025. On February 10, 2025, the Claimant filed his reply brief. The Texas Fifth Court of Appeals heard oral arguments in April 2025. On October 10, 2025, the Texas Fifth Court of Appeals reversed the judgment of the Texas District Court and confirmed the previous Arbitration Award. On November 12, 2025, the Company filed a motion for re-hearing with the Texas Fifth Court of Appeals. On May 13, 2026, the Texas Fifth Court of Appeals denied the Company’s motion for re-hearing. On June 4, 2026, the Company filed a petition for review with the Supreme Court of Texas requesting that it reverse the Texas Fifth Court of Appeals’ ruling and reinstate the trial court’s decision to vacate the arbitration award. In the Texas District Court, on April 20, 2026, the Company was ordered to post a bond of not less than $25 million as security to protect the judgment pending appeal. On April 30, 2026, the Company filed a Motion for Reconsideration and Stay challenging the bond order. On June 18, 2026, the Company filed a Sworn Declaration establishing that the aggregate current net worth under U.S. GAAP of the defendant entities as determined under Texas law is negative. On June 22, 2026, consistent with the Sworn Declaration, the Company deposited a $100 cash bond in lieu of a supersedeas bond pursuant to Texas Rule of Appellate Procedure 24.2(a)(1) and Texas Civil Practice & Remedies Code § 52.006. The Company will continue to vigorously defend itself in this matter and we are exploring available options with respect to the Arbitration Award, which may include working with the Claimant on settlement terms that could reduce the potential near-term cash obligations associated with the arbitration. There can be no assurance that we will be able to reach a settlement on terms that are favorable to us or at all.
Other
On May 7, 2026, Brad K. Heppner, the Company’s founder and former CEO, was convicted of securities fraud, wire fraud, conspiracy to commit securities fraud and wire fraud, and false statements to auditors by a jury of his peers. Prior to his conviction, on May 5, 2026, Mr. Heppner submitted a demand to the Company seeking advancement of approximately $3.8 million in incurred criminal defense costs, plus additional amounts for anticipated future appellate proceedings, under certain indemnification provisions in the Bylaws, the Services Agreement, the Second Amended and Restated Limited Liability Company Agreement of BCG, and the Ninth A&R BCH LPA.
On May 28, 2026, the Company, together with its subsidiaries BCG and BCH, filed a complaint in the Eighth Judicial District Court of Clark County, Nevada against Mr. Heppner and Bradley Capital Company, LLC. The complaint seeks a declaratory judgment that Mr. Heppner is not entitled to advancement or indemnification under the Bylaws or the Services Agreement, and that BCG and BCH have no obligation to advance Mr. Heppner’s legal fees and expenses incurred in connection with his criminal prosecution in the United States District Court for the Southern District of New York.
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

ITEM 1A — RISK FACTORS
There have been no material changes in the risk factors previously disclosed in response to Part I, Item 1A. “Risk Factors” set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2026 filed with the SEC on June 30, 2026.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of unregistered securities during the quarter ended June 30, 2026 that were not previously reported on a Current Report on Form 8-K or in our Annual Report.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.1.15
Certificate of Designation of Beneficient Series B-10 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on April 10, 2026).

3.1.16
Certificate of Designation of Beneficient Series B-11 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on July 13, 2026).

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

4.3.1	Form of Asset PIPE Warrant (incorporated by reference to Exhibit 4.3 to Beneficient’s Form 10-K (File No. 001-41715) filed with the Securities and Exchange Commission on July 13, 2023).
4.3.2
Warrant Agreement, dated October 5, 2021, between Continental Stock Transfer & Trust Company and Avalon Acquisition Inc. (incorporated by reference to Exhibit 4.1 to Avalon Acquisition Inc.’s Current Report on Form 8-K (File No. 001-40872) filed with the Securities and Exchange Commission on October 12, 2021).

4.3.3
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

4.6.6
Registration Rights Agreement, by and between Beneficient and YA II PN, Ltd., dated June 26, 2026 (incorporated by reference to Exhibit 4.6.6 to the Company’s Annual Report on Form 10-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 29, 2026).

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
4.11
Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 30, 2026).

10.1.1#
Standby Equity Purchase Agreement dated as of June 26, 2026 by and between Beneficient and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41715) filed with the Securities and Exchange Commission on July 7, 2026).

10.1.2
Right of First Offer Agreement, dated June 26, 2026, by and between Beneficient and Yorkville Securities, LLC (incorporated by reference to Exhibit 10.34.2 to the Company’s Annual Report on Form 10-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 30, 2026).

10.1.3
Global Guaranty Agreement, dated June 26, 2026, by and among the subsidiaries of Beneficient set forth on the signature pages thereto, (incorporated by reference to Exhibit 10.34.3 to the Company’s Annual Report on Form 10-K (File No. 001-41715) filed with the Securities and Exchange Commission on June 30, 2026).

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
#    Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish to the SEC a copy of any omitted schedule or exhibit upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BENEFICIENT

Date: August 14, 2026	By:	/s/ James G. Silk
Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Date: August 14, 2026	By:	/s/ Gregory W. Ezell
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)